Form 10-K
period 1996-12-31
STEINER LEISURE LTD
filed 1997-03-31
CIK 1018946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE PERIOD FROM      TO

                        COMMISSION FILE NUMBER : 0-28972

                             STEINER LEISURE LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           COMMONWEALTH OF THE BAHAMAS                 NOT APPLICABLE
         (STATE OR OTHER JURISDICTION OF
          INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)
            SUITE 104A, SAFFREY SQUARE,
            NASSAU, THE BAHAMAS                        NOT APPLICABLE
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (242) 356-0006

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 COMMON SHARES, PAR VALUE (U.S.) $.01 PER SHARE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 26, 1997 WAS APPROXIMATELY $121,059,450.

     AS OF MARCH 26, 1997, 7,200,000 OF THE REGISTRANT'S COMMON SHARES, PAR VALUE (U.S.) $.01 PER SHARE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE COMPANY'S 1997 ANNUAL MEETING OF SHAREHOLDERS, WHICH WILL BE FILED ON OR BEFORE APRIL 30, 1997, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                TABLE OF CONTENTS
                                                                            PAGE
PART I....................................................................    1

      ITEM 1.     BUSINESS................................................    1
                  General.................................................    1
                  Cruise Industry Overview................................    1
                  Business Strategy.......................................    2
                  Growth Strategy.........................................    3
                  Cruise Line Customers...................................    4
                  Shipboard Services......................................    5
                  Facilities Design.......................................    6
                  Hours of Operation......................................    6
                  Recruiting and Training....  ...........................    6
                  Products................................................    6
                  Marketing and Promotion.................................    7
                  Cruise Line Concession Agreements.......................    7
                  Competition.............................................    8
                  Regulation..............................................    8
                  Employees...............................................    8

      ITEM 2.     PROPERTIES..............................................    9

      ITEM 3.     LEGAL PROCEEDINGS.......................................    9

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.....    9

      EXECUTIVE OFFICERS OF THE REGISTRANT................................    9

PART II...................................................................   11

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS..................................   11

      ITEM 6.     SELECTED FINANCIAL DATA.................................   11

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS...................  13

      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   23

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE..................   23

PART III..................................................................   24

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   24

      ITEM 11.    EXECUTIVE COMPENSATION..................................   24

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT. ..............................   24

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   24

PART IV...................................................................   25

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K..................................   25

                                     PART I

ITEM 1.  BUSINESS.

GENERAL
         Steiner Leisure Limited (including, unless the context otherwise requires, its subsidiaries and predecessors, "Steiner Leisure" or the "Company") was organized as an international business company ("IBC") under the laws of The Bahamas in October 1995 as the successor to Steiner Group Limited, now known as STGR Limited, a family-owned business founded in 1934 in the United Kingdom ("Steiner Group"). The Company commenced operations in November 1995 with the contribution to its capital of substantially all of the cruise-related assets of the maritime division (the"Maritime Division") of Steiner Group and the out-standing common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a subsidiary of Steiner Group acquired in June 1994. The Company is the leading provider of spa services and skin and hair care products on board cruise ships worldwide. The Company strives to create an engaging and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. In addition, the Company develops and markets premium priced, high quality personal care products which are sold primarily in connection with the services the Company provides and, to a lesser extent, through third party land-based salon and retail channels. As of March 1, 1997, the Company served 85 cruise ships representing 25 cruise lines including Carnival, Royal Caribbean, Princess, Norwegian, Celebrity and Cunard, pursuant to agreements with cruise lines ("Cruise Line Concession Agreements") typically ranging in duration from one to three years. See "--Cruise Line Concession Agreements."

         The Company provides its services solely on cruise ships in treatment and fitness facilities. On newer ships the Company's services are provided in enhanced, large spa facilities, many of which offer hydrotherapy (water based) treatments and enlarged fitness and treatment areas, generally located in a single passenger activity area. Twenty-Five of the 85 ships served by the Company as of March 1, 1997 have such spa facilities. The Company's services include massage, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, hair styling, manicures, pedicures and a variety of other specialized body treatments designed to capitalize on the growing consumer trend towards health awareness, personal care and fitness. As of March 1, 1997, ships with large spas were staffed by the Company with an average of approximately 14 employees, as compared to an average of approximately six Company employees on other ships.

         Effective December 1995 and January 1996, respectively, the Company acquired its two major product lines, "Elemis" and "La Therapie," and Elemis Limited, which arranges for the production packaging and supply of the Company's products. These product lines are sourced primarily from a premier French manufacturer and packaged and shipped by the Company. The Company also sells a variety of hair care products under the Steiner name that are manufactured by an unaffiliated entity. The Company offers over 160 different products, including beauty products such as aromatherapy oils, cleansers, creams and other skin care products and accessories and hair care products such as shampoos, moisturizers and lotions. During 1996, services and products accounted for approximately 62% and 38% of the Company's revenues, respectively.

CRUISE INDUSTRY OVERVIEW

     The passenger cruise industry has experienced substantial growth over the past 30 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. The Company serves ships in all of these segments. According to Cruise Lines International Association ("CLIA"), an industry trade group, the number of passangers who took cruises marketed primarily to North American consumers ("North American Cruises") increased by approximately 4.5% in 1996 over 1995. The number of passangers taking North American cruises had grown from approximately 2.2 million in 1985 to approximately 4.6 million in 1996, representing a compound annual growth rate of approximately 7.2%, including a decline from approximately 4.5 million to approximately 4.4 million in 1995, prior to the increase in 1996. For the reasons discussed below under "Certain Factors That Might Affect Future Operating Results--Dependence on Cruise Industry," there can be no assurance, however, that the North American cruise industry will experience continued growth in the second half of 1996 or at any time in the future, or that it will not experience future decreases in passangers. As of March 1, 1997, the Company served 85 ships approximately 74 of which the Company believes offer North American Cruises. According to CLIA, approximately 129 ships offer North American Cruises.

         In recent years, cruise lines in general have been building larger ships with large spas dedicated to the types of health, beauty and fitness services offered by the Company. Generally, these large spas, many of which include hydrotherapy treatments, offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched decor. With increasing frequency, the Company has participated in the design of these facilities. Of the 85 ships served by the Company as of March l, 1997, 25 had such large spa facilities and the Company believes that five of the six new ships coming into service during the remainder of 1997 operated by cruise lines served by the Company will also contain such large spa facilities. There can be no assurance that the Company will serve any ships not currently subject to an agreement.

BUSINESS STRATEGY

         The Company's business strategy is directed at maintaining and enhancing its position as the leading provider of spa services and related products on board cruise ships worldwide. The principal elements of the Company's business strategy are as follows:

RECRUIT AND TRAIN HIGH QUALITY SHIPBOARD PERSONNEL. The Company provides its services to customers on a personal basis and employs shipboard staff who are professional, attentive and able to continue the Company's tradition of catering to the needs of individual customers. The Company recruits its staff primarily from European and British Commonwealth countries, and requires prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. The Company trains its candidates in its philosophy of customer care, emphasizing the objective of assuring that its customers enjoy an individualized and therapeutic experience. At the same time, the Company trains and provides incentives to its employees to maximize sales of the Company's services and products. The Company believes that its success to date is largely attributable to its ability to staff its operations with highly qualified personnel.

UTILIZE EXPERIENCED AND EMPOWERED SHIPBOARD MANAGEMENT. The Company's shipboard operations are supervised by experienced managers who implement the Company's philosophy of customer care. The Company's managers are selected primarily from its experienced shipboard staff and are trained at the Company's facilities in England. These managers are granted substantial authority by senior management to make the day-to-day decisions regarding shipboard operations including those actions necessary to maximize revenues. The responsibilities of the Company's shipboard managers include efficient scheduling of personnel, inventory management, supervision of sales and marketing, maintenance of the required shipboard discipline and communication with senior management of the Company.

DEVELOP AND DELIVER HIGH QUALITY SERVICES AND PRODUCTS. The Company strives to create an engaging and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. Many of the techniques and products used by Company personnel have been developed by the Company based on its own research and in response to the needs and requests of its customers. The Company continually updates the range of techniques, services and products it offers to keep pace with changing health, beauty and fitness trends. Through its attentive and highly trained staff, and its premium quality hair and beauty products, the Company provides cruise passengers with what it believes is a richly rewarding experience that will be a memorable highlight of a cruise vacation.

AGGRESSIVELY MARKET ITS SERVICES AND PRODUCTS. The Company uses a variety of marketing techniques to bring its services and products to the attention of cruise passengers. In addition to group promotions, seminars and demonstrations, Company personnel individually educate their customers as to additional services and products offered by the Company and cross-market services and products offered by other Company personnel. Along with shipboard promotions, the Company promotes and offers the pre-cruise purchase of the Company's shipboard services by travel groups, including corporate incentive programs, and offers the pre-cruise purchase of spa packages through travel agents.

MAINTAIN CLOSE RELATIONSHIPS WITH THE CRUISE LINES. The Company believes that because of its high level of customer satisfaction and the revenues it has generated for cruise lines, it has developed strong relationships with the cruise lines served by it that will contribute to the Company's future growth. The Company believes that its performance has enabled it to obtain extensions of almost every Cruise Line Concession Agreement that has expired since 1990. During 1996, Carnival, Royal Caribbean and Norwegian, representing an aggregate of 28 ships in service at March 1, 1997, renewed their Cruise Line Concession Agreements with the Company. These agreements have an average term of approximately 4.5 years. Since 1990, agreements with respect to a total of seven ships have not been extended as a result of cruise lines' decisions to engage another entity or use their own personnel to provide the services and, with respect to two ships, the cruise line's discontinuance of the services provided by Company.

GROWTH STRATEGY

         The Company's strategy for continued growth includes the following principal elements:

EXPAND WITH PRESENT CRUISE LINE CUSTOMERS. The Company believes that its success in providing high quality services and products and generating revenues for the cruise lines will enable it to grow as the number of ships operated by its current cruise line customers expands. From 1990 to March 1, 1997, cruise lines with which the Company had Cruise Line Concession Agreements brought into service a total of 36 newly constructed ships not covered by then-existing agreements, all of which were subsequently served by the Company. As of March 1, 1997, cruise lines served by the Company are scheduled to introduce six ships in service through the end of 1997. The Company expects to perform services on five of these ships, including three that are subject to agreements with the Company. In addition, eight of the nine ships scheduled to enter service in 1998 on behalf of cruise lines that the Company serves are covered by agreements with the Company. There can be no assurance that the Company will serve any ships not currently subject to an agreement or that the Company's present cruise line customers will not retire older, smaller ships.

OBTAIN NEW CRUISE LINE CONCESSION AGREEMENTS. The Company seeks to obtain Cruise Line Concession Agreements from existing cruise lines with which the Company currently does not have such agreements, as well as from newly formed cruise lines. Since 1990, the Company has obtained Cruise Line Concession Agreements with 10 new cruise line customers.

CAPITALIZE ON GROWTH IN SIZE AND QUALITY OF SHIPBOARD FACILITIES. In response to passenger demand, an increasing number of cruise ships offer spa facilities many of which include hydrotherapy treatments, in addition to enlarged fitness and treatment areas. Newer facilities generally are located on higher profile decks, have enriched decor and offer all of the Company's services and products in a single passenger activity area. These enhanced facilities foster the cross-selling of services and products and enable the Company to serve a larger number of passengers. With increasing frequency, the Company has participated in the design of these facilities. The Company believes that its participation has resulted in the construction of facilities permitting improved quality of service and increased revenues to the Company and those cruise lines. Of the ships served by the Company at March 1, 1997, 25 had large spa facilities, as will, the Company believes, five of the ships coming into service in 1997 for cruise lines currently served by the Company. There can be no assurance that the Company's agreements will be extended to cover any ships beyond the three new ships covered by agreements. As of March 1, 1997, ships with large spas were staffed by the Company with an average of approximately 14 employees, as compared to an average of approximately six employees on other Company ships.

CONTINUE TO INCREASE PRODUCT SALES. Sales of the Company's products have increased at a compound annual growth rate of 37% for the years 1992 through 1996. The Company's products are sold primarily to cruise ship passengers and, in addition, to land-based customers. The Company believes that there is a significant opportunity to increase its product sales to third party land-based salons, retail stores and other retail channels. The Company opened sales counters at two leading London department stores during 1995 and 1996, respectively. The Company believes that the acquisitions of the "Elemis" and "La Therapie" product lines contributed to an improvement in gross profit as a percentage of sales in 1996.

INCREASING SHIPBOARD PRODUCTIVITY. Improved staff productivity on board ships is a significant factor contributing to the Company's overall growth. The gross revenue attributable to each shipboard staff member per day that a ship is in service is expressed as a "gross per day." The Company's average gross per day has increased each year, from $208 in 1992 to $256 in 1996. During 1996, ships with large spa facilities had an average gross per day of $292 while ships without large spa facilities had average gross per day during 1996 of $224. There can be no assurance that the gross per day will continue to increase.

GROWTH BY ACQUISITION. The Company has expanded its operations through its acquisitions of CTO, which provided services to the cruise industry similar to those provided by the Company, in 1994, the formulations for the "Elemis" and "La Therapie" product lines, effective December 1995, and Elemis Limited, effective January 1996. See "--Products." During the next few years the Company will consider additional acquisitions of land-based or maritime-based businesses which it deems compatible with its operations and future plans. There can be no assurance, however, that the Company will be successful in effecting any acquisition transaction on terms favorable to the Company.

CRUISE LINE CUSTOMERS

         As of March 1, 1997, the Company provided its services and products to 25 cruise lines representing a total of 85 ships, including most of the major cruise lines offering North American Cruises.

         The numbers of ships served as of March 1, 1997 under Cruise Line Concession Agreements with the respective cruise lines are listed below:



                                                                                               NO. OF SHIPS
                                  NO. OF SHIPS                                                  COVERED BY
     CRUISE LINE              COVERED BY AGREEMENT               CRUISE LINE                    AGREEMENT


Airtours(1) (2)                           2                 Norwegian                                7
Blasco                                    1                 Orient                                   1
Carnival(1)                              11                 P&O European Ferries(5)                  1
Celebrity(3)                              6                 P&O Cruises(5)                           3
Costa(1)                                  1                 Premier(6)                               2
Crystal                                   2                 Princess(5)                              8
CTC                                       1                 Royal Caribbean                         10
Cunard                                    4                 Seabourn(1)                              3
Diamond Seven Seas                        2                 Seawind                                  1
Dolphin                                   4                 Silversea                                2
Fred Olsen(4)                             2                 Mediterranean                            1
Holland America(1)                        8                 Unicom                                   1
Louis                                     1                 ------                                  --
                                                            Total                                   85


(1) Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Holland America and 50% and approximately 30% of the shares of Seabourn and Airtours, respectively, and has entered into an agreement to acquire Costa jointly with Airtours.
(2)  One of the ships is served pursuant to an oral agreement with Airtours.
(3) Includes one ship which will cease being operated by Celebrity in October 1997.
(4)  One of the ships is served pursuant to an oral agreement with Fred Olsen.
(5)  P&O European Ferries, P&O Cruises and Princess are subsidiaries of The
     Peninsular & Oriental Steam Navigation Company.
(6) Includes one ship that will cease being operated by Premier as of April 3, 1997.


         In addition to the ships currently served by the Company, the Company's Cruise Line Concession Agreements covered, as of March 1, 1997, a total of eleven ships which are expected to come into service through the remainder of 1997 and 1998. The cruise lines for which these ships will enter service and the expected years of introduction into service are as follows: Carnival (three ships in 1998); Royal Caribbean (two ships in 1997 and one ship in 1998); Princess (one ship in 1997 and one ship in 1998); Disney (two ships in 1998); and Renaissance (one ship in 1998).

        The Company has had no Cruise Line Concession Agreement terminated prior to its expiration date since 1990, other than as a result of ships being retired from service or transferred to another cruise line, and the bankruptcy of a cruise line, and almost all of the Cruise Line Concession Agreements which have expired have been extended beyond their specified expiration dates. See "--Cruise Line Concession Agreements."

SHIPBOARD SERVICES

        The Company's goal is to provide its customers with a therapeutic and indulgent experience in an atmosphere of individualized attention. The Company provides a range of personal services which it believes are comparable to those offered by the finest land-based resorts. Fees for the Company's services and products are charged to customers' cabins, with the cruise lines then making payment to the Company, after deducting a specified percentage of gross revenues payable to the cruise line pursuant to the applicable Cruise Line Concession Agreement. The Company believes that the prices it charges for its services and products are comparable to those charged for similar quality services and products by land-based establishments.

MASSAGE AND OTHER BODY TREATMENTS

       The Company offers massages and a variety of other body treatments to men and women. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy treatments. The body treatment techniques include those developed based on the Company's research of techniques from around the world as well as those developed in response to the needs and requests of cruise ship passengers. The number of private treatment rooms for these services ranges, depending on the size of the ship, from one to twelve and the number of Company staff available to provide such services also ranges from one to twelve. On several ships, the Company provides certain specialty treatments including a body capsule which provides a multi-sensory massage-like treatment in an individual, self-contained environment. The Company strives to update the treatments it offers to keep abreast of changing techniques and trends.

BEAUTY AND HAIR

         The Company operates a hair styling salon that provides services to women, men and children as well as facilities for nail and beauty treatments on each ship it serves. Depending on the size of the ship, the Company's facilities offer from three to ten hair styling stations as well as stations for manicures, pedicures and facial treatments, and are staffed by from one to seven Company employees.

FITNESS FACILITIES

          As of March 1, 1997, the Company operated fitness facilities on 44 of the ships it served. The fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes. In connection with the fitness facilities, the Company provides from one to three fitness instructors, depending on ship size, who are available to assist passengers in using the exercise equipment and conduct aerobic exercise classes. In addition, the instructors offer special services such as personal nutritional and dietary advice, body composition analysis and personal training to passengers. Use of fitness facilities is generally available at no charge to cruise passengers, except that fees typically are charged for such special services.

SAUNAS AND STEAM ROOMS

         The Company operates saunas and steam rooms on most of the ships it serves. Those facilities generally may be used by passengers at no charge.

SPAS

     Since the late 1980's, in response to passenger demand, cruise lines increasingly have provided enlarged spa facilities which, in general, allow for all of the Company's services to be offered in a single passenger activity area. As of March 1, 1997, large spas were found on 25 of the ships served by the Company. These spas provide enlarged fitness and treatment areas and on most ships include hydrotherapy treatments. These facilities are generally located on higher profile decks and have enriched decor. The Company believes that the location of its operations in a spa environment enhances the passengers' enjoyment of the Company's services, encourages increased passenger interest in those services and facilitates cross-marketing of the Company's services and products. The Company believes that all of the ships currently under construction for its largest cruise line customers will include large spas. The Company employs an average of approximately 14 employees on ships with large spas, as compared to an average of approximately six employees on other ships.

FACILITIES DESIGN

         In general, the facilities operated by the Company have been designed by the cruise lines. However, beginning in 1988, several cruise lines began requesting the Company's assistance in the design of shipboard spas and other facilities. As of March 1, 1997, the Company had assisted or was assisting in the design of facilities for a total of 28 ships, including at least 23 of which have, or upon completion will have, large spas. Of these 28 ships, 16 were in service at March 1, 1997 and covered by Cruise Line Concession Agreements with the Company, and the remainder are under construction. The Company believes that its participation has resulted in the construction of facilities permitting improved quality of service and increased revenues to the Company and those cruise lines. The Company believes that its involvement in the design of shipboard facilities has assisted it in obtaining additional Cruise Line Concession Agreements, although there can be no assurance that the Company will be able to obtain agreements for all of the ships with respect to which it has provided design assistance.

HOURS OF OPERATION

         The facilities operated by the Company generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m.

RECRUITING AND TRAINING

         The continued success of the Company is dependent, in part, on its ability to attract qualified employees. As of March 1, 1997, the Company had 723 employees working on cruise ships. The Company's goal in recruiting and training new employees is to constantly have available a sufficient number of personnel trained in the Company's services and philosophy to effectively serve ships in service and ships anticipated to be in service. Through its wholly-owned subsidiary, Steiner Training Limited ("Steiner Training"), the Company hires and trains personnel who perform the Company's shipboard services. Steiner Training recruits employees, primarily from the United Kingdom and other European and British Commonwealth countries, through advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from Company employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for the Company and are tested with respect to such skills prior to being hired. In addition, applicants must possess a willingness to provide outstanding personal service.

         Each candidate must complete a rigorous training program at the Company's facilities in Stanmore, England. These facilities allow for the training of up to approximately 60 employees at a time. Typically, the training course for shipboard personnel is conducted over a period of two to three weeks, depending on the services to be performed by the employee, and emphasizes the Company's culture of personalized, attentive passenger care. All employees also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by the Company. Each employee is educated regarding all of the Company's services and products in order to cross-market outside of the employee's area of specialty. Steiner Training also instructs shipboard management candidates. That training covers, among other things, personnel supervision, customer service and administrative matters, including interaction with cruise line personnel.

PRODUCTS

     The Company sells high quality European manufactured personal care products for men and women, duty free and tax free in its salons and other shipboard facilities from on-board inventory. The Company also offers its products through brochures provided to cruise passengers and to land-based wholesale and retail customers. The beauty products offered include aromatherapy oils as well as cleansers, creams and other skin care products and cleansing accessories. Hair care products offered include shampoos, moisturizers and lotions.

         Most of the products sold by the Company are from its "Elemis" and "La Therapie" product lines. As of March l, 1997, the Company sold 127 different "Elemis" skin and hair care products made primarily from premium quality natural ingredients. As of that date, the Company also sold a line of 37 premium priced "La Therapie" skin care products. Almost all of the "Elemis" and "La Therapie" products are sourced from a premier French manufacturer under an agreement that expires in 2001.

         "Elemis" and "La Therapie" products are used in connection with services provided by the Company and sold at retail on board ships served by the Company. In addition, "Elemis" products are sold in a number of countries to wholesale and retail land-based customers, including third party beauty salons and retail stores and through other distribution channels directly to consumers. The Company also sells the products of several entities unaffiliated with the Company, including private label products manufactured by other companies and sold by the Company under the Steiner brand name.

         Effective December 1995, the Company acquired as a capital contribution from Nicolas D. Steiner, a senior officer of a predecessor of the Company and the majority owner of a corporation that was then the sole shareholder of the Company, certain rights with respect to the formulations for the "Elemis" and "La Therapie" lines of skin and hair care products. Effective January 1996, the Company acquired all of the outstanding shares of Elemis Limited, which shares were owned 95% by Mr. Steiner and 5% by Clive E. Warshaw, the Chairman of the Board and Chief Executive Officer of the Company. Elemis Limited arranges for the production, packaging and supplying of the Company's "Elemis" and "La Therapie" products at facilities in Taunton, England.


MARKETING AND PROMOTION

         The Company promotes its services and products to passengers on cruise ships through on-board demonstrations and seminars, video presentations shown on in-cabin television, tours of the Company's shipboard facilities and promotional discounts on lower volume days, such as when the ships are in destination ports. The Company also distributes illustrated brochures and order forms describing its services and products to passenger cabins and in the facilities it operates. In addition, employees cross-market other services and products offered by the Company to their customers. Along with shipboard promotions, the Company promotes and offers the pre-cruise purchase of the Company's shipboard services by travel groups, including corporate incentive programs, and offers the pre-cruise purchase of spa packages through travel agents. The Company also benefits from advertising by the cruise lines.

CRUISE LINE CONCESSION AGREEMENTS

         Although Cruise Line Concession Agreements vary in certain respects from cruise line to cruise line, all of the agreements generally give the Company the right to sell its services and products on board ship, in return for payment to the cruise lines of specified percentages of the Company's gross receipts from such sales. Most of the agreements cover all of the then operating ships of a cruise line. New arrangements must often be negotiated between the Company and a cruise line as to ships entering service in the future. As of March 1, 1997, pursuant to Cruise Line Concession Agreements covering a total of 55 ships being served by the Company and seven ships not yet in service, the Company is obligated to make certain minimum payments to the cruise lines irrespective of the amount of revenues the Company receives from passengers under such agreements. Accordingly, the Company could be obligated to pay more than the amount collected from passengers. As of March 1, 1997, the Company had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by the Company) of the following approximate amounts for the indicated years: 1997 - $18.3 million, 1998 - $21.1 million, 1999 - $18.1 million, 2000 - $15.2 million, 2001 - $15.1 million and thereafter
- $2.5 million

         The agreements have specified terms typically ranging from one to three years, with an average remaining term per ship of approximately two years, as of March 1, 1997. As of that date, Cruise Line Concession Agreements that expired within one year covered 25 of the 85 ships served by the Company, which ships accounted for approximately 17% of the Company's revenues for 1996.

         In addition to expiration at specified times, most of the Cruise Line Concession Agreements provide for termination by the cruise line of the entire agreement (or, in certain cases, as to a particular vessel) with limited or no advance notice upon the occurrence of certain specified events, including, among others, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or the failure of the Company to receive certain specified passenger satisfaction ratings. As of March 1, 1997, agreements covering a total of three ships, eleven ships and one ship permit the cruise lines to terminate the agreements on six months; 90 days' and 60 days' notice, respectively, for any reason.

COMPETITION

         The Company is the leading provider of hair, beauty, massage and fitness services, and skin and hair care products on board cruise ships worldwide. However, the Company competes with passenger activity alternatives on cruise ships and with providers of services and products similar to those of the Company seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by the Company. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with the Company for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, and musical and other entertainment without additional charge. Furthermore, a number of cruise lines currently perform the shipboard services performed by the Company with their own personnel, and one or more additional cruise lines could, in the future, elect to perform such services themselves. In addition, there currently are several other entities offering services to the cruise industry similar to those provided by the Company. However, the Company believes that none of its competitors provides services to a significant number of ships. Additional entities, including those with significant resources, also could compete with Company in the future.

REGULATION

         The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. Enhanced passenger safety standards adopted as part of the Safety of Life at Sea ("SOLAS") Convention by the International Maritime Organization are required to be phased in by 1997 with respect to fire safety and 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which the Company has Cruise Line Concession Agreements.

         The Company and its products are subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration ("FDA") in the United States, as well as various other federal, state and local regulatory authorities. The Company is also subject to similar regulations under the laws of the United Kingdom where, in addition to that country's own laws and regulations, certain European Union laws and regulations also apply. Applicable regulations relate principally to the ingredients, labeling, packaging and marketing of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as applicable United States federal, state, local and non-United States rules and regulations governing the discharge of materials hazardous to the environment.

EMPLOYEES

         As of March l, 1997, the Company had a total of 832 employees. Of that number, 723 worked on cruise ships, 26 were involved in the training of Company personnel, 32 were involved in the bottling, packaging, warehousing and shipping of the Company's beauty products and 51 represent management and sales personnel and support staff. Shipboard employees typically are employed pursuant to agreements with terms of eight months. Depending on the size of the vessel and the nature of the facilities on board, the Company has one to three managers on board each ship it serves. Shipboard employees' compensation consists of salary plus a commission based on the volume of revenues generated by the employee, or, in the case of a manager, based on the performance of the team under the manager's supervision. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES.

         The Company's corporate office is located in Nassau, The Bahamas, and the office of CT Maritime Services, L.C., a Florida subsidiary of the Company ("Maritime Services"), is located in Miami, Florida. The Company also maintains warehouse and shipping facilities in Fort Lauderdale, Florida. The Company's training facilities and the administrative office of Elemis Limited are located in Stanmore, England. The Company also maintains a product bottling, packaging, warehousing and shipping facility in Taunton, England. All of the above-described properties are leased, and the Company believes that alternative sites are readily available on competitive terms in the event that any of the leases are not renewed.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time in the ordinary course of business, the Company is party to various claims and legal proceedings. Currently, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 1996, prior to the Company's initial public offering of its common shares, par value (U.S.) $0.01 per share (the "Common Shares"), the matters described below were submitted to votes of the Company's shareholders.

         On October 8, 1996, the then sole shareholder of the Company, pursuant to a written action in lieu of a meeting, approved the Company's Non-Employee Directors' Share Compensation Plan (the "Directors' Plan"), the reservation of 75,000 Common Shares for issuance pursuant to the Plan and certain related matters. The Directors' Plan, as amended, is described in the definitive Proxy Statement for the Company's 1997 annual meeting of shareholders, which registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (the "Proxy Statement").

         On November 10, 1996, pursuant to a written action in lieu of a meeting, the Company's shareholders approved the Company's 1996 Share Option and Incentive Plan (the "Incentive Plan"), the reservation of 720,000 Common Shares for issuance pursuant to the Incentive Plan, the granting of certain options thereunder and certain related matters. The Incentive Plan and the grants of options to executive officers of the Company thereunder are described in the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company.

NAME                               AGE       POSITION

Clive E. Warshaw                    54       Chairman of the Board and Chief
                                             Executive Officer

Leonard I. Fluxman                  38       Chief Operating Officer, Chief
                                             Financial Officer and a Director

Michele Steiner Warshaw             51       Executive Vice President and a
                                             Director

Amanda Jane Francis                 30       Senior Vice President--Operations
                                             of Steiner Transocean Limited

Sean C. Harrington                  30       Managing Director of Elemis Limited

     Clive E. Warshaw has served as Chairman of the Board, Chief Executive Officer and a director of the Company since November 1995. Mr. Warshaw joined Steiner Group, the Company's predecessor, in 1982 and was involved in both the land-based operations and Maritime Division of Steiner Group. Mr. Warshaw served as the senior officer of the Maritime Division of Steiner Group from 1987 until November 1995. Mr. Warshaw resides in the Bahamas. Mr. Warshaw is the husband of Michele Steiner Warshaw.

         Leonard I. Fluxman has served as Chief Operating Officer, Chief Financial Officer and a director of the Company since November 1995. Mr. Fluxman joined the Company in June 1994, in connection with the Company's acquisition of CTO. Mr. Fluxman served as CTO's Vice President--Finance from January 1990 until June 1994 and as its Chief Operating Officer from June 1994 until November 1995. Mr. Fluxman, a certified public accountant, was employed by Laventhal and Horwath from 1986 to 1989, during a portion of which period he served as a manager.

     Michele Steiner Warshaw has served as a director of the Company since November 1995. In March 1997, Ms. Warshaw was appointed Executive Vice President of the Company. From January 1996 until such appointment, she served as the Company's Senior Vice President--Development. Ms. Warshaw held a variety of positions with the Company and Steiner Group since 1967, including assisting in the design and development of shipboard facilities and services. From 1990 until November 1995, Ms. Warshaw was involved exclusively in the Maritime Division of Steiner Group. Ms. Warshaw resides in The Bahamas.

         Amanda Jane Francis has served as Senior Vice President--Operations of Steiner Transocean Limited ("Steiner Transocean"), the Company's principal subsidiary, since November 1995, and of Steiner Group from June 1994 until November 1995. From 1989 until June 1994, Ms. Francis was the director of training for Steiner Group. From 1982 until 1989, Ms. Francis held other land-based and Maritime Division positions with Steiner Group.

         Sean C. Harrington has served as Managing Director of Elemis Limited since January 1996. From July 1993 through December 1995, he served as Sales Director, and from May 1991 until July 1993 as United Kingdom Sales Manager of Elemis Limited. From 1986 until April 1991, Mr. Harrington served as United Kingdom Sales Director for M120 Ionithermie Limited, which offers a line of beauty products and treatments.

         Executive officers are appointed annually and serve at the discretion of the Board of Directors, subject to employment agreements between the Company and the executive officers.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Shares commenced trading on November 13, 1996 on the Nasdaq National Market ("NNM") under the symbol "STNRF." The high and low sales prices for the Common Shares as reported by the NNM from November 13, 1996 to December 31, 1996 was $20 1/4 and $13, respectively.

         As of March 24, 1997, there were 93 holders of record of the Common Shares (including nominees holding shares on behalf of beneficial owners).

          The Company has not declared or paid any cash dividends on its Common Shares since its formation and does not presently anticipate paying any cash dividends on its Common Shares in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs as well as other factors that the Board of Directors may deem relevant

          Dividends and other distributions from Bahamian IBCs, such as the Company and its Bahamian subsidiaries, are not subject to approval by the Central Bank of The Bahamas. However, the exemption from such approval requirements expires in 2015. There can be no assurance that the exemption will continue beyond such date or that the IBC Act will not be amended prior to the year 2015 to eliminate such exemption.

ITEM 6.  SELECTED FINANCIAL DATA.

         Set forth below are the selected financial data for the five years ended December 31, 1996. The statement of operations data and balance sheet data as of and for the four years ended December 31, 1996 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The statement of operations and balance sheet data as of and for the year ended December 31, 1992 have been derived from the unaudited books and records of the Company. In the opinion of management, such unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The information contained in this table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                   1992           1993         1994(1)         1995           1996
                                                   ----           ----         -------         ----           ----
                                                               (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:

Revenues:

  Services.................................       $ 9,556        $11,171        $25,310       $35,764         $43,122
  Products.................................         7,513          8,779         14,340        18,648          26,458
                                                  -------        -------        -------       -------         -------
     Total Revenues........................        17,069         19,950         39,650        54,412          69,580
                                                  -------        -------        -------       -------         -------
Cost of sales:
  Cost of services.........................         9,339          9,633         21,324        29,623          33,446
  Cost of products.........................         5,762          6,663         11,867        16,309          18,699
                                                  -------        -------        -------       -------         -------
     Total cost of sales...................        15,101         16,296         33,191        45,932          52,145
                                                  -------        -------        -------       -------         -------
     Gross profit..........................         1,968          3,654          6,459         8,480          17,435
Operating expenses:
  Administrative...........................           359            897          1,874         3,100           3,396
  Salary and payroll taxes.................           611          1,122          1,785         1,925           3,973
  Amortization of intangibles..............          -              -             1,264         2,292           2,477
                                                  -------        -------        -------       -------         -------
     Total operating expenses..............           970          2,019          4,923         7,317           9,846
                                                  -------        -------        -------       -------         -------


     Income from operations................           998          1,635          1,536         1,163           7,589
Other income (expense).....................          -              (100)          (305)         (370)           (168)
                                                  -------        -------        -------       -------         -------
     Income before provision for income
     taxes.................................           998          1,535          1,231           793           7,421
Provision for income taxes
  Current..................................           304            499            940         1,356           1,750
  Deferred.................................          -              -               (30)         -               -
  Nonrecurring.............................          -              -              -             -              3,200
                                                  -------        -------        -------       -------         -------
    Total provision for income taxes.......           304            499            910         1,356           4,950
                                                  -------        -------        -------       -------         -------
Net income (loss)..........................       $   694        $ 1,036        $   321       $  (563)        $ 2,471
                                                  -------        -------        -------       -------         -------
Net income (loss) per share................       $  0.11        $  0.16        $  0.05       $ (0.09)        $  0.38
                                                  -------        -------        -------       -------         -------
Weighted average shares outstanding........         6,372          6,372          6,372         6,372           6,470
                                                  -------        -------        -------       -------         -------

BALANCE SHEET DATA:
Working capital............................       $ 1,457        $ 2,227        $ 2,009       $    22         $12,595
Total assets...............................         3,328          5,558         16,230        13,320          26,656
Long-term debt.............................           787          2,012          4,775         3,020               -
Shareholders' equity.......................         1,724          2,404          5,150         3,574          16,080


(1)  In June 1994, Steiner Group acquired CTO in a transaction  accounted for as a purchase.  Accordingly,  the Company's 1994
     Statement of Operations Data includes approximately seven months of operations of CTO.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL

         Steiner Leisure is the leading provider of spa services and skin and hair care products on board cruise ships worldwide. The Company, through its predecessors, commenced operations on board cruise ships approximately 35 years ago. Pursuant to Cruise Line Concession Agreements, the Company sells its services and products to cruise passengers in return for payments to cruise lines, which payments are based on a percentage of revenues or a minimum annual rental or a combination of both.

         The Company commenced operations in November 1995 with the contribution to its capital of substantially all of the assets and certain of the liabilities of the Maritime Division of Steiner Group and all of the outstanding common stock of CTO. The Consolidated Financial Statements of the Company in this report for periods prior to November 1995 have been prepared from the books of Steiner Group. Allocations for corporate overhead, payroll, facilities, administration and other overhead were allocated to the Maritime Division using a proportional cost method of allocation. The Company believes that such allocations are representative of stand-alone expenses based on the Maritime Division's operations. See Note l of Notes to Consolidated Financial Statements.

         During the fourth quarter of 1996, CTO was liquidated. The liquidation resulted in the assignment of CTO's cruise line agreements to the Company and the assumption of CTO's other functions by the Company. The liquidation of CTO was a taxable transaction for United States federal and state income tax purposes, and CTO will be treated as if it had sold all of its assets for fair market value on the date of distribution of those assets to the Company. Based on the value of the assets of CTO as determined by an independent appraiser, the Company has determined that CTO's United States federal and state income tax liability resulting from the liquidation of approximately $3.2 million was recognized in full in the fourth quarter of 1996, resulting in the Company recognizing a loss for the quarter. The tax liability was paid out of the net proceeds to the Company from its underwritten initial public offering of Common Shares in November, 1996 (the "IPO"). Other than the tax liability, there was no effect on the Company's consolidated financial statements from such liquidation.

         The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States taxation. More than 75% of the Company's income for 1996 is not subject to United States income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional state and local income, franchise and other taxes. Earnings from Steiner Training and Elemis Limited will be subject to U.K. tax rates (generally up to 33%).

         Effective December 1995, Nicolas D. Steiner acquired certain rights with respect to the formulations for the "Elemis" and "La Therapie" lines of skin and hair care products sold by the Company. Immediately thereafter, Mr. Steiner contributed those rights to the capital of the Company. That contribution was recorded at the historical cost of those rights of $219,000. The Company acquired all of the shares of Elemis Limited, effective January 1996, from Nicolas D. Steiner and Clive E. Warshaw. The net book value of the assets acquired was recorded at their historical cost of $543,000 (based on an exchange rate of approximately 1.53 U.S. dollars to the British pound). The transaction was not retroactively accounted for in a manner similar to a pooling of interests due to the immateriality of Elemis Limited's operations compared to the Company's combined operations. The Company believes that its acquisitions of Elemis Limited and the "Elemis" and "La Therapie" product lines permit more effective control of its manufacturing costs, inventory levels and the development of beauty products because the operations with respect to those products are under the direct supervision and control of Company officers. The Company believes that the acquisitions of the "Elemis" and "La Therapie" product lines contributed to an improvement in gross profit as a percentage of sales in 1996.

         Revenues are generated by the Company from the sale of services and products, primarily to cruise ship passengers. The Company bills its services at rates which inherently include an immaterial charge for products used in the rendering of such services. In 1996, sales of the Company's services and products accounted for approximately 62% and 38% of the Company's revenues, respectively.

         Cost of sales includes (i) cost of service, including wages paid to shipboard employees, rent payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both) and other staff-related shipboard expenses and (ii) cost of product, including wages paid to shipboard employees and rent payments to cruise lines (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of sales may be affected by, among other things, sales mix, production levels, changes in prices and discounts, sales volume and growth rate, purchasing and manufacturing efficiencies, tariffs, duties and freight and inventory costs. Certain Cruise Line Concession Agreements provide for increases in the percentage of services and products revenues payable as rent payments and/or, as the case may be, the amount of minimum annual rental payments over the terms of such agreements. Rental payments may also be increased under new agreements with cruise lines that replace expiring agreements. In general, the Company has experienced increases in rental payments upon entering into new agreements with cruise lines. Cost of products includes the cost of products sold through the Company's various retail methods of distribution, including sales in shipboard facilities, through brochures provided to cruise passengers and to land-based wholesale and retail customers. To a lesser extent, cost of products also includes the cost of products consumed in the rendering of services. Such amount would not be a material component of the cost of services rendered and would not be practicable to separately identify. Operating expenses include administrative expenses, salary and payroll taxes and goodwill amortization related to the acquisition of CTO. Such goodwill is being amortized over the three-year period that commenced in June 1994.

         RECENTLY ISSUED ACCOUNTING STANDARDS. Beginning in 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for stock-based transactions with nonemployees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

         The Company was required to adopt Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS 121") in 1996. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS 121 did not have a material impact on the Company's financial position or the results of its operations.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                      1994              1995                1996
                                                                      ----              ----                ----

Revenues:
     Services......................................................    63.8%             65.7%               62.0%
     Products......................................................    36.2              34.3                38.0
                                                                      -----             -----               -----
         Total revenues............................................   100.0             100.0               100.0
                                                                      -----             -----               -----
Cost of sales:
     Cost of services..............................................    53.8              54.4                48.1
     Cost of products..............................................    29.9              30.0                26.9
                                                                      -----             -----               -----
         Total cost of sales.......................................    83.7              84.4                75.0
                                                                      -----             -----               -----
         Gross profit..............................................    16.3              15.6                25.0
Operating expenses:
     Administrative................................................     4.7               5.7                 4.9
     Salary and payroll taxes......................................     4.5               3.5                 5.7
     Amortization of intangibles...................................     3.2               4.2                 3.6
                                                                      -----             -----               -----
         Total-operating expenses..................................    12.4              13.4                14.2
                                                                      -----             -----               -----
         Income from operations....................................     3.9               2.2                10.8
Other income (expense).............................................     (.8)              (.7)                (.2)
                                                                      -----             -----               -----
Income before provision for income taxes...........................     3.1               1.5                10.6
Provision for income taxes:
     Non-recurring.................................................     -                 -                   4.6
     Current and Deferred..........................................     2.3               2.5                 2.5
                                                                      -----             -----               -----
         Total provision for income taxes..........................     2.3               2.5                 7.1
                                                                      -----             -----               -----
Net income (loss)..................................................      .8%             (1.0)%               3.5%
                                                                      =====             =====               =====


1996 COMPARED TO 1995

         REVENUES. Revenues increased approximately 27.9%, or $15.2 million, to $69.6 million in 1996 from $54.4 million in 1995. Of this increase, $7.4 million was attributable to increases in services provided on cruise ships and $7.8 million was attributable to increases in sales of products. The increase in revenues for 1996 was primarily attributable to an increase of six in the average number of spa ships in service, which generated greater aggregate revenues to the Company than the aggregate revenues generated by the twelve non-spa ships (on average) which the Company ceased to serve in 1996. The Company had 695 shipboard staff members in service on average in 1996 and 655 shipboard staff members in service on average in 1995. Revenues per staff per day increased by 15.8% in 1996 compared to 1995.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.6% in 1996 from 82.8% in 1995. This decrease was due to the reduction in onboard expenses and an increase in revenues on ships where the Company is subject to minimum annual rental payments.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 70.7% in 1996 from 87.5% in 1995. This decrease was a result of lower costs achieved through the Company's ownership of the "Elemis" and "La Therapie" product lines (previously supplied to the Company by third parties) and a decrease in wages allocable to product sales, partially offset by an increase in rent allocable to product sales on certain cruise ships covered by agreements which became effective in 1996. As a result of the ownership of the "Elemis" and "La Therapie" product lines, inventories are now recorded at lower values, representing manufacturers' cost rather than the cost of obtaining inventories from third parties.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 14.2% in 1996 from 13.4% in 1995 primarily as a result of the addition of salary and payroll taxes after the acquisition of Elemis Limited, which was not owned by the Company in 1995 and increases in the compensation of executive officers of the Company.

         NON-RECURRING TAX CHARGE. In 1996 the Company had a non-recurring tax charge of approximately $3.2 million related to the liquidation of CTO, a United States subsidiary of the Company. The functions of CTO have been assumed by other subsidiaries of the Company.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 23.6% in 1996 from an overall effective rate of 171.0% in 1995 due to the impact of greater non-tax deductible amortization of intangibles and interest in the prior period. Without such amortization of intangibles and interest, the overall effective rate in 1996 would have been 17.2%, compared to 39.9% in 1995.

1995 COMPARED TO 1994

         REVENUES. Revenues increased approximately 37.2%, or $14.7 million, to $54.4 million in 1995 from $39.7 million in 1994. Of such $14.7 million increase, $12.6 million was attributable to the inclusion in the Company's financial results of a full year of operations of CTO compared to the inclusion of seven months of CTO's operations in 1994. Of the $14.7 million increase in total revenues, $10.4 million was attributable to an increase in services revenue and $4.3 million was attributable to an increase in products revenue. Both of these increases resulted from a net increase of 20 cruise ships served and an increase of 154 staff in service on average in 1995 compared to 1994. In addition, revenues per staff per day increased 3.8% in 1995.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 82.8% in 1995 from 84.3% in 1994, primarily due to on-board staff cost controls and reduction of other costs of service which occurred in late 1994 following the consolidation of the CTO operations with those of the Company. These cost savings were realized during the first full year of combined operations following the CTO acquisition.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 87.5% in 1995 from 82.8% in 1994, due primarily to the upgrading of inventories, including the discontinuance of certain products, on board cruise ships served by CTO.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 13.4% in 1995 from 12.4% in 1994, primarily as a result of the first full year of amortization of intangibles arising from the CTO acquisition and an increase in administrative expenses as a percentage of sales caused by higher training costs during the first full year of combined operations following the CTO acquisition in June 1994.

         OTHER INCOME (EXPENSE). Other expense increased by $65,000 primarily as a result of interest expense being amortized for a full year on the debt assumed in the acquisition of CTO in June 1994.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to an overall effective rate of 171% in 1995 from an overall effective rate of 73.9% in 1994 due to the impact of greater non-tax deductible amortization of intangibles and interest in 1995 compared to 1994. Without such amortization of intangibles and interest, the overall effective rate in 1995 would have been 39.9% compared to 35.6% in 1994.

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth the statement of operations data for the four quarters of 1995 and 1996 and the percentage of revenues represented by the line items presented. Although certain cruise lines have experienced moderate seasonality, the Company believes that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on the Company's results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on the Company's revenues.

However, due to the Company's dependence on the cruise industry, the Company's revenues may in the future be affected by seasonality. The quarterly statement of operations data set forth below were derived from Unaudited Consolidated Financial Statements of the Company which, in the opinion of management of the Company, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.



                                                                                FISCAL 1995
                                                                                -----------

                                                             FIRST           SECOND            THIRD          FOURTH
                                                           QUARTER          QUARTER          QUARTER         QUARTER
                                                           -------          -------          -------         -------

                                                                 (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues..........................................         $12,980          $13,497          $13,784         $14,151
Gross profit......................................           2,232            2,176            2,402           1,670
Administrative, salary and payroll taxes..........           1,229            1,402            1,215           1,179
Amortization of intangibles.......................             573              573              573             573
Operating income (loss)...........................             430              201              614             (82)
Net income (loss).................................             (17)            (162)              69            (453)
Net income (loss) per share.......................         $  0.00          $ (0.03)         $  0.01         $ (0.07)
Weighted Average Shares Outstanding...............           6,372            6,372            6,372           6,372



                                                                                FISCAL 1996
                                                                                -----------

                                                             FIRST           SECOND            THIRD          FOURTH
                                                           QUARTER          QUARTER          QUARTER         QUARTER
                                                           -------          -------          -------         -------

                                                                 (in thousands, except per share data)


STATEMENT OF OPERATIONS DATA:
Revenues .........................................         $16,492          $16,769          $18,130         $18,189
Gross profit .....................................           3,894            4,113            4,755           4,673
Administrative, salary and payroll taxes .........           1,542            1,590            1,922           2,315
Amortization of intangibles ......................             619              619              620             619
Operating income (loss) ..........................           1,733            1,904            2,213           1,739
Net income (loss) ................................           1,183            1,334            1,719          (1,765)
Net income (loss) per share ......................           $0.19          $  0.21            $0.27         $ (0.26)
Weighted Average Shares Outstanding ..............           6,372            6,372            6,372           6,782



LIQUIDITY AND CAPITAL RESOURCES

         The business of the Company historically has been operated with cash generated from operations, and borrowed funds have been utilized only for acquisitions and limited capital expenditures.

         In November 1996, the Company issued 828,000 of its Common Shares pursuant to its IPO (which also included shares of a selling shareholder), which generated net proceeds of approximately $9.7 million to the Company. Approximately $3.4 million of the net proceeds were used to repay the remaining outstanding indebtedness assumed by the Company in connection with the contribution to the capital of the Company of the assets of the Maritime Division and the common stock of CTO. Approximately $3.2 million were used to pay the United States federal and state income tax liability incurred in connection with the liquidation of CTO. The remaining net proceeds, in the approximate amount of $3.1 million, will be used for working capital purposes and have been invested in cash equivalents.

         The Company experienced an increase in inventories of approximately $2.6 million in 1996 from 1995 as a result of the Company's acquisition of the "Elemis" and "La Therapie" product lines. During 1994, 1995 and 1996, cash flows from operating activities were $1.7 million, $3.5 million and $9.0 million, respectively. At December 31, 1995 and 1996, the Company had working capital of approximately $22,000 and $12.6 million, respectively.

         In 1994, in connection with the acquisition of CTO, $1.7 million was transferred to the Maritime Division from the non-maritime operations of Steiner Group and Steiner Group incurred debt of approximately $4.0 million from a financing company. That debt, which bore interest at an imputed rate of 7.5% per annum, was payable in equal monthly installments and was secured by cruise business - related assets. The Company assumed the outstanding balance of such debt, as well as certain other debt of Steiner Group, aggregating approximately $5.7 million, in connection with the contribution to its capital of the Maritime Division and the common stock of CTO in November 1995. The remaining unpaid balance of that debt, aggregating approximately $3.4 million, was repaid from the net proceeds to the Company from the IPO.

         In 1995, cash in the amount of $1.1 million was transferred by the Maritime Division to the non-maritime operations of Steiner Group to support these operations. See Consolidated Statements of Cash Flows.

         The Company believes that cash generated from operations, together with the net proceeds received from the IPO, will be sufficient to satisfy its cash requirements through at least the next twelve months. If the Company were to engage in any significant acquisition, it may require additional financing from a third party. The Company currently does not have any agreement with respect to an acquisition.

INFLATION

         The Company does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for leisure activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which the Company is dependent.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth below under "Certain Factors That May Affect Future Operating Results."

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

          In addition to other information in this report, the following are important factors that should be considered in evaluating the Company and its business.

DEPENDENCE ON CRUISE LINE CONCESSION AGREEMENTS

         The Company's revenues are generated primarily on cruise ships pursuant to Cruise Line Concession Agreements under which the Company provides services and products paid for by cruise passengers. The Cruise Line Concession Agreements have specified terms, typically ranging from one to three years, with an average remaining term per ship as of March 1, 1997 of approximately two years. As of that date, Cruise Line Concession Agreements that expire within one year covered 25 of the 85 ships served by the Company, which ships accounted for approximately 17% of the Company's 1996 revenues. There can be no assurance that any such agreement will be continued after its expiration date or that any renewal will be on similar terms. In addition, the Cruise Line Concession Agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or the failure of the Company to receive specified passenger service rankings. As of March 1, 1997, agreements covering a total of three ships, eleven ships and one ship permit the cruise lines to terminate the agreements on six months', 90 days' and 60 days' notice, respectively, for any reason. There can be no assurance that any of the Cruise Line Concession Agreements will not be terminated prior to its specified termination date.

DEPENDENCE ON CRUISE INDUSTRY

         The Company's revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to the financial condition of the Company. According to CLIA, North American Cruises experienced an increase in passenger volume from approximately
2.2 million passengers in 1985 to approximately 4.5 million in 1993. However, passenger volume declined to approximately 4.4 million in 1995. While, according to CLIA, passenger volume increased to approximately 4.6 million in 1996, there can be no assurance as to the future growth of the cruise industry. The cruise industry is subject to significant risks as described below.

         EXTRAORDINARY EVENTS. The cruise lines operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. Historically, such events have adversely affected demand for cruise vacations. Furthermore, the activities of the cruise industry may be adversely affected by severe weather conditions, both at sea and at ports of embarkation. Publicized operational difficulties on cruise ships also could adversely affect the cruise industry.

         REGULATION. The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to the latter, enhanced passenger safety standards adopted as part of the SOLAS Convention by the International Maritime Organization are required to be phased in by 1997 with respect to fire safety and 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which the Company has Cruise Line Concession Agreements. Agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry.

         LOSSES AND CONSOLIDATION OF CRUISE LINES. Certain cruise lines with which the Company has Cruise Line Concession Agreements have experienced decreases in earnings or losses in recent years. In October 1995, Regency Cruises, which operated five ships, ceased operations. At the time of such cessation, the Company had an agreement to provide services on board all of those ships. In addition, the cruise industry generally has experienced consolidation during the past few years and, according to cruise industry analysts, further consolidation is anticipated. Continued consolidation would result in the Company's dependence on agreements with a smaller number of cruise lines. Under such circumstances, terminations of even a few Cruise Line Concession Agreements could have a material adverse effect on the Company.

         COMPETITION AND ECONOMIC CONDITIONS. Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing vacations. In addition, public demand for vacation activities is influenced by general economic conditions. Periods of general economic recession, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry.

MINIMUM PAYMENTS UNDER CRUISE LINE CONCESSION AGREEMENTS

         As of March 1, 1997, pursuant to Cruise Line Concession Agreements covering a total of 55 ships being served by the Company and seven additional ships not yet in service, the Company is obligated to make certain minimum payments to the cruise lines irrespective of the amount of revenues the Company receives from passengers. Accordingly, the Company could be obligated to pay more than the amount collected from passengers. As of March 1, 1997, the Company had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by the Company) of the following approximate amounts for the indicated years: 1997 - $18.3 million, 1998 - $21.1 million, 1999 - $18.1 million, 2000 - $15.2 million, 2001 - $15.1 million and thereafter - $2.5 million.

DEPENDENCE ON CERTAIN CRUISE LINES

         The Company's revenues are dependent to a significant extent on a limited number of cruise lines. Revenues from passengers of each of the following cruise lines accounted for more than five percent of the Company's revenues in 1996: Carnival (including its subsidiaries, Holland America, Seabourn and Airtours)--33%; Royal Caribbean--18%; P&O (including Princess, P&O, and P&O European Ferries--13%); Norwegian--9% and Celebrity--6%. Those lines also accounted for 59 of the 85 ships served by the Company as of March 1, 1997. The loss of any of these cruise line customers could have a material adverse effect on the Company's revenues.

DEPENDENCE ON QUALIFIED SHIPBOARD EMPLOYEES

         The Company's success is dependent on its ability to recruit and retain personnel qualified to perform the Company's shipboard services. Shipboard employees typically are employed pursuant to agreements with terms of eight months. There can be no assurance that the Company will be able to continue to attract a sufficient number of applicants possessing the requisite skills necessary to the Company's business.

DEPENDENCE ON SINGLE PRODUCT MANUFACTURER

         Almost all of the Company's proprietary beauty products are produced by a single manufacturer pursuant to an agreement terminating in 2001. In the event such manufacturer ceased producing the Company's products, the Company believes that suitable alternative manufacturers could be obtained, although the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of the Company's products could have a material adverse effect on the Company's product sales.

TAXATION OF THE COMPANY

         The Company is a Bahamian IBC that, directly or indirectly, owns all of the shares of (i) Steiner Transocean, a Bahamian IBC that operates the Company's shipboard business; (ii) Cosmetics, a Bahamian IBC that owns the rights to the Company's "Elemis" and "La Therapie" product lines; (iii) Maritime Services, a Florida limited liability company that performs administrative services in connection with the Company's maritime operations;(iv) Steiner Beauty Products, Inc., a Florida corporation that sells skin and hair care products ("Steiner Beauty"); (v) Steiner Training, a United Kingdom company that provides training to the Company's shipboard personnel; and (vi) Elemis Limited, a United Kingdom company that arranges for the production, purchasing and supplying of the Company's "Elemis" and "La Therapie" products. Maritime Services will not be subject to United States federal income tax, but the Company, as a result of its ownership of interests in Maritime Services, will be subject to such tax (at regular corporate rates which are generally up to 35%) with respect to the net income of Maritime Services. In addition, the Company could be subject to the federal branch profits tax of 30% on certain annual decreases in the United States net equity of the Company as a result of its ownership of Maritime Services. The income of Steiner Beauty generally will be subject to United States federal income tax at regular corporate rates. Maritime Services and Steiner Beauty may be subject to additional state and local income, franchise and other taxes. Among other things, Maritime Services, pursuant to an agreement with Steiner Transocean, receives payments from Steiner Transocean in return for certain administrative services it provides to Steiner Transocean. The United States Internal Revenue Service (the "Service") may assert that transactions between Maritime Services and Steiner Transocean and between other direct and indirect subsidiaries of the Company do not contain arm's length terms and that income or deductions should therefore be reallocated among the subsidiaries in a manner that increases the taxable income of Maritime Services. Any increase in the taxable income of Maritime Services may result in the imposition of interest and penalties.

         Although Steiner Transocean is a Bahamian IBC and maintains an office in The Bahamas, Steiner Transocean may be deemed by the Service to have a fixed place of business in the United States as a result of its relationship with Maritime Services. A foreign corporation generally is subject to United States federal corporate income tax at a rate generally up to 35% on its United States-source income and on its foreign-source income that is effectively connected to a fixed place of business it maintains in the United States. The Company believes that Steiner Transocean's income will be foreign-source income, none of which will be effectively connected to a fixed place of business in the United States. The Company's belief is based on (i) all of Steiner Transocean's shipboard spa and salon services being performed outside the United States and its possessions and their respective territorial waters; (ii) passage of title and transfer of beneficial ownership of all beauty products sold by Steiner Transocean taking place outside the United States; and (iii) the activities performed on behalf of Steiner Transocean in the United States not constituting a material factor in generating income for Steiner Transocean. However, a portion of Steiner Transocean's income could be subject to United States federal income tax to the extent the activities described in (i) or (ii) were deemed to occur in the United States, its possessions or their respective territorial waters, or if the activities performed on behalf of Steiner Transocean in the United States were deemed to constitute such a material factor. In that event, Steiner Transocean would be subject to tax at a rate of up to 35% on such income, rather than having no tax liability on such income under Bahamian law.

         CTO was liquidated for United States federal and state income tax purposes during the fourth quarter of 1996 and, accordingly, will be treated as if it sold all its assets for fair market value on the date those assets are distributed to the Company. Based on the value of CTO's assets, as determined by an unrelated party, the Company calculated CTO's tax liability resulting from its liquidation at approximately $3.2 million. However, if the Service were to successfully ascribe a higher value to CTO's assets, the tax liability resulting from CTO's liquidation could be increased correspondingly.

COMPETITION

         The Company competes with passenger activity alternatives on cruise ships and with providers of services and products similar to those of the Company seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by the Company. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with the Company for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, and musical and other entertainment without additional charge. Furthermore, a number of cruise lines currently perform the shipboard services performed by the Company with their own personnel, and one or more additional cruise lines could, in the future, elect to perform such services themselves or discontinue offering such services. In addition, the Company believes that there currently are several other entities offering services to the cruise industry similar to those provided by the Company. However, the Company believes that no single competitor provides services to a significant number of ships. Additional entities, including those with significant resources, also could compete with the Company in the future.

REGULATION

          The Company's advertising and product labeling practices in the United States are subject to regulation by the FTC and FDA, as well as various other federal, state and local regulatory authorities. The contents of the Company's products are also subject to regulation in the United States. The Company (including its packaging activities) is also subject to similar regulation under the laws of the United Kingdom where, in addition to that country's own laws and regulations, certain European Union laws and regulations also apply. Compliance with federal, state and local laws and regulations and non-United States requirements, including laws and regulations pertaining to the protection of the environment, has not had a material adverse effect on the Company. However, federal, state and local regulations in the United States and non-United States jurisdictions, including increasing European Union regulation, that are designed to protect consumers or the environment, have had and can be expected to have, an influence on product claims, manufacturing, contents and packaging.

POTENTIAL CLAIMS

         The nature and use of the Company's products and services could give rise to claims, including product liability, if one or more of the Company's customers were to be injured in connection with the Company's services or suffer adverse reactions following use of its products. Such adverse reactions could be caused by various factors, many of which are beyond the Company's control, including hypoallergenic sensitivity and the possibility of malicious tampering with the Company's products. In the event of any such occurrence, the Company could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales. The Company believes that it has insurance sufficient to cover foreseeable liabilities in connection with its products and services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated Financial Statements and the Notes thereto, together with the report thereon of Arthur Andersen LLP dated February 21, 1997, are filed as part of this report, beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Not applicable.

                                                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to directors of the Company and compliance with respect to Section 16(a) of the Securities Exchange Act of 1934 may be found under the captions "Proposal 1--Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement. Such information is incorporated herein by reference. Information with respect to executive officers may be found under the caption "Executive Officers of the Registrant" herein.

ITEM 11. EXECUTIVE COMPENSATION.

         The information in the Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information set forth under the captions "Executive Compensation" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   Financial Statements

              The following report and Consolidated Financial Statements are filed as part of this report beginning on page F-1, pursuant to Item 8.

              Report of Independent Certified Public Accountants

              Consolidated Balance Sheets as of December 31, 1995
              and 1996

              Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996

              Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

              Notes to Consolidated Financial Statements

        (2)   Financial Statement Schedules

              Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

        (3)   Exhibit Listing

              See list of the Exhibits at 14(c), below.

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.

     (c) The following is a list of all exhibits filed as a part of the report:

EXHIBIT
NUMBER                                              DESCRIPTION

    2.1       Plan of Complete Liquidation and Dissolution of Coiffeur
              Transocean (Overseas), Inc.*
    3.1       Amended and Restated Memorandum of Association of Steiner
              Leisure Limited**
    3.2       Amended and Restated Articles of Association of Steiner Leisure
              Limited
    4.1       Specimen of Common Share certificate**
   10.1       Employment Agreement dated as of October 17, 1996 between Steiner
              Leisure Limited and Clive E. Warshaw***+
10.1(a)       Amendment No. 1 to Employment Agreement between Steiner Leisure
              Limited and Clive E. Warshaw dated as of March 25, 1997.+
   10.2       Employment Agreement dated as of October 23, 1996 between Steiner
              Leisure Limited and Leonard I. Fluxman*+
10.2(a)       Amendment No. 1 to Employment Agreement between Steiner Leisure
              Limited and Leonard I. Fluxman dated as of March 25, 1997.+
   10.3       Employment Agreement dated as of October 21, 1996 between Steiner
              Leisure Limited and Michele Steiner Warshaw***+
10.3(a)       Amendment No. 1 to Employment Agreement between Steiner Leisure
              Limited and Michele Steiner Warshaw dated as of March 25, 1997+
   10.4       Employment Agreement dated as of October 17, 1996 between Steiner
              Transocean Limited and Amanda Jane Francis***+
10.4(a)       Amendment No. 1 to Employment Agreement between Steiner Transocean
              Limited and Amanda Jane Frances dated as of March 25, 1997.+
   10.5       Service Agreement dated as of September 18, 1996 between Elemis
              Limited and Sean C. Harrington**+
10.5(a)       Amendment No. 1 to Service Agreement between Elemis Limited and
              Sean C. Harrington dated as of March 25, 1997+
   10.6       Amended and Restated 1996 Share Option and Incentive Plan+
   10.7       Amended and Restated Non-Employee Directors' Share Option Plan
              (formerly, "Non-Employee Directors' Share Compensation Plan)+
   10.8       Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner,
              Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner**
   10.9       Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure
              Limited to Nicolas D. Steiner**
   10.10      Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw**
   10.11      Deferred Compensation Agreement dated as of December 31, 1996 between Steiner Leisure Limited and Leonard I. Fluxman+
   10.12      Split Dollar Insurance Agreement dated as of March 25, 1997 between Steiner Leisure Limited and Leonard I. Fluxman+
   21.1       List of subsidiaries of Steiner Leisure Limited*
   27         Financial Data Schedule
----------------------------------
*Previously filed with Amendment Number 4 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

**Previously filed with Amendment Number 2 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

***Previously filed with Amendment Number 3 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                            STEINER LEISURE LIMITED


                                            By:/S/ CLIVE E. WARSHAW
                                               ----------------------------
                                               Clive E. Warshaw
                                               Chairman of the Board and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1997.

     SIGNATURE                              TITLE(S)

/S/ CLIVE E. WARSHAW                        Chairman of the Board
------------------------------                and Chief Executive Officer
Clive E. Warshaw                              (Principal Executive Officer)

/S/ LEONARD I. FLUXMAN
-----------------------------                Director and Chief Operating
Leonard I. Fluxman                             Officer and Chief Financial
                                               Officer (Principal Financial
                                               and Accounting Officer)

/S/ MICHELE STEINER WARSHAW
-----------------------------               Director
Michele Steiner Warshaw

/S/ CHARLES D. FINKELSTEIN
-----------------------------               Director
Charles D. Finkelstein

/S/ JONATHAN M. MARINER
-----------------------------               Director
Jonathan M. Mariner

/S/ GRAHAM M. WALLACE
------------------------------              Director
Graham M. Wallace

                    STEINER LEISURE LIMITED AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE

Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheets as of December 31, 1995 and 1996             F-2

Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996                                    F-3

Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1994, 1995 and 1996                              F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996                                    F-5

Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Steiner Leisure Limited and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited (a Bahamian international business company) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner Leisure Limited and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Miami, Florida,
   February 21, 1997.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

          ASSETS                                                  DECEMBER 31,
                                                    ---------------------------------------

                                                         1995                      1996
CURRENT ASSETS:                                     -------------            --------------
    Cash and cash equivalents
    Accounts receivable                              $ 1,397,000              $ 13,625,000
    Inventories                                        2,362,000                 3,413,000
    Other current assets                               2,603,000                 5,232,000
                                                         344,000                   810,000
         Total current assets                        -----------              ------------
                                                       6,706,000                23,080,000
PROPERTY AND EQUIPMENT, net
                                                       2,258,000                 2,211,000
DUE FROM RELATED PARTIES
                                                         402,000                      -
INTANGIBLE ASSETS, net
                                                       3,571,000                 1,111,000
OTHER ASSETS
                                                         383,000                   254,000
         Total assets                                -----------              ------------
                                                     $13,320,000              $ 26,656,000
                                                     ===========              ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable
    Accrued expenses                                 $ 1,211,000              $  2,041,000
    Current portion of capital                         2,182,000                 3,732,000
     lease obligations
    Current maturities of long-term debt                  59,000                   106,000
    Due to related parties                             2,091,000                   217,000
    Income  taxes payable                                891,000                      -
                                                         250,000                 4,389,000
         Total current liabilities                   -----------              ------------
                                                       6,684,000                10,485,000
CAPITAL LEASE OBLIGATIONS, net of current            -----------              ------------
     portion
                                                          42,000                    91,000
LONG-TERM DEBT, net of current portion               -----------              ------------
                                                       3,020,000                      -
COMMITMENTS (Note 9)                                 -----------              ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value;
    10,000,000 shares authorized,
    none issued and outstanding
  Common shares, $.01 par value;                             -                        -
    20,000,000 shares authorized,
    6,372,000 shares in 1995 and
    7,200,000 shares in 1996 issued
    and outstanding
  Subscription receivable                                 63,720                    72,000
  Additional paid-in capital                                (100)                     -
  Foreign currency translation adjustment                723,380                10,532,000
  Retained earnings/divisional equity                        -                     218,000
                                                       2,787,000                 5,258,000
      Total shareholders' equity                     -----------              ------------
                                                       3,574,000                16,080,000
      Total liabilities and                          -----------              ------------
       shareholders' equity
                                                     $13,320,000              $ 26,656,000
                                                     ===========              ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                       F-2

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEAR ENDED DECEMBER 31, 1994, 1995 AND 1996


                                           YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------

                                      1994              1995              1996
                                 --------------    --------------  -------------
REVENUES:
  Services                        $ 25,310,000     $ 35,764,000    $ 43,122,000
  Products                          14,340,000       18,648,000      26,458,000
                                  ------------     ------------    ------------
     Total revenues                 39,650,000       54,412,000      69,580,000
                                  ------------     ------------    ------------

COST OF SALES:
  Cost of services                  21,324,000       29,623,000      33,446,000
  Cost of products                  11,867,000       16,309,000      18,699,000
                                  ------------     ------------    ------------
     Total cost of sales            33,191,000       45,932,000      52,145,000
                                  ------------     ------------    ------------
     Gross profit                    6,459,000        8,480,000      17,435,000
                                  ------------     ------------    ------------

OPERATING EXPENSES:
  Administrative                     1,874,000        3,100,000       3,396,000
  Salary and payroll taxes           1,785,000        1,925,000       3,973,000
  Amortization of intangibles        1,264,000        2,292,000       2,477,000
                                  ------------      -----------    ------------
     Total operating expenses        4,923,000        7,317,000       9,846,000
                                  ------------      -----------    ------------
     Income from operations          1,536,000        1,163,000       7,589,000
                                  ------------      -----------    ------------

OTHER INCOME (EXPENSE):
Interest income                         27,000           43,000         137,000
Interest expense                      (332,000)        (413,000)       (305,000)
                                 -------------      -----------    ------------
     Total other income
        (expense)                     (305,000)        (370,000)       (168,000)
                                 -------------      -----------    ------------

     Income before provision for
       income taxes                  1,231,000          793,000       7,421,000

PROVISION FOR INCOME TAXES:
  Current                              940,000        1,356,000       1,750,000
  Deferred                             (30,000)          -               -
  Nonrecurring                           -               -            3,200,000
                                 -------------      -----------    ------------
     Total provision for
       income taxes                    910,000        1,356,000       4,950,000
                                 -------------      -----------    ------------

Net income (loss)                $     321,000      $  (563,000)   $  2,471,000
                                 =============      ===========    ============

NET INCOME (LOSS) PER SHARE      $        0.05      $     (0.09)   $       0.38
                                 =============      ===========    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         6,372,000        6,372,000       6,470,000
                                 =============      ===========    ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.



                                              STEINER LEISURE LIMITED AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                                              Foreign         Retained
                                                              Additional                      Currency        Earnings/
                                  Common        Common         Paid-In       Subscription   Translation      Divisional
                                  Shares        Shares         Capital        Receivable     Adjustment       Equity        Total
                                ----------   ------------    ------------  --------------- --------------  ------------ ------------



BALANCE, December 31, 1993       6,372,000     $  63,720     $   (63,620)      $ (100)      $ (32,000)     $ 2,436,000  $ 2,404,000
Net income                            -             -               -              -             -             321,000      321,000
Contribution from Steiner Group
  Limited                             -             -             568,000          -             -                -         568,000
Divisional transfers                  -             -                -             -             -           1,719,000    1,719,000
Foreign currency translation
  adjustment                          -             -                -             -          138,000             -         138,000
                                 ---------      --------     -----------       ---------    ----------    -----------   -----------

BALANCE, December 31, 1994       6,372,000        63,720         504,380         (100)        106,000      4,476,000      5,150,000
Net loss                              -             -               -              -             -          (563,000)      (563,000)
Contribution from shareholder         -             -            219,000           -             -               -          219,000
Divisional transfers                  -             -               -              -             -        (1,126,000)    (1,126,000)
Foreign currency translation
  adjustment                          -             -               -              -         (106,000)           -         (106,000)
                                 ---------       -------     -----------       --------     ---------      ---------    -----------

BALANCE, December 31, 1995       6,372,000        63,720         723,380         (100)           -         2,787,000      3,574,000
Net income                            -             -               -              -             -         2,471,000      2,471,000
Collection of subscription
  receivable                          -             -               (100)         100            -              -              -
Net proceeds from sale of common
  shares                           828,000         8,280       9,695,720           -             -              -         9,704,000
Share options issued to
  nonemployee                         -             -            113,000           -             -              -           113,000
Foreign currency translation
  adjustment                          -             -               -              -          218,000           -           218,000
                                 ---------      --------     -----------       ---------    ---------     ----------    -----------
BALANCE, December 31, 1996       7,200,000      $ 72,000     $10,532,000       $   -        $ 218,000     $5,258,000    $16,080,000
                                 =========      ========     ===========       =========    =========     ==========    ===========

              The accompanying notes to consolidated  financial  statements are an integral part of these statements.



                                       STEINER LEISURE LIMITED AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                       1994                  1995                1996
                                                  -------------       --------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   321,000         $  (563,000)        $  2,471,000
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities-
    Depreciation and amortization                    1,680,000           2,776,000            3,075,000
    Accretion of debt discount                         210,000             304,000              177,000
    Deferred tax benefit                               (30,000)               -                    -
   Share options issued to nonemployee                    -                   -                 113,000
    (Increase) decrease in-
      Accounts receivable                           (1,187,000)          1,011,000              434,000
      Inventories                                     (351,000)            258,000           (1,874,000)
      Other current assets                            (121,000)            221,000             (508,000)
      Other assets                                     (89,000)            (48,000)             166,000
    Increase (decrease) in-                            791,000            (694,000)             317,000
      Accounts payable
      Accrued expenses                                 428,000              14,000              792,000
      Income taxes payable                                -                250,000            3,835,000
                                                   -----------         -----------         ------------
        Net cash provided by operating
          activities                                 1,652,000           3,529,000            8,998,000
                                                   -----------         -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (223,000)           (320,000)            (215,000)
  Acquisitions, net of cash acquired                (5,458,000)               -                 105,000
  Advances to related parties                             -               (402,000)          (2,973,000)
  Collection of advances to related
    parties                                               -                   -               3,164,000
                                                   ------------        -----------         ------------
   Net cash (used in) provided by
    investing activities                             (5,681,000)          (722,000)              81,000
                                                   ------------        -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                 (34,000)           (70,000)            (115,000)
  Borrowings on long-term debt                        4,302,000               -                    -
  Payments on long-term debt                           (832,000)        (2,263,000)          (5,679,000)
  Advances from related parties                         156,000            891,000                 -
  Payments on advances from related
    parties                                                -              (156,000)            (894,000)
  Transfers (to) from nonmaritime
    operations                                        1,719,000         (1,126,000)                -
  Net proceeds from sale of common
    shares                                                 -                  -               9,704,000
                                                   ------------        -----------         ------------
      Net cash provided by (used in)
       financing activities                           5,311,000         (2,724,000)           3,016,000
                                                   ------------        -----------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 138,000           (106,000)             133,000



NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               1,420,000            (23,000)          12,228,000

CASH AND CASH EQUIVALENTS, beginning
    of period                                              -             1,420,000            1,397,000
                                                   ------------        -----------         ------------
CASH AND CASH EQUIVALENTS, end of
    period                                         $  1,420,000        $ 1,397,000         $ 13,625,000
                                                   ============        ===========         ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash paid during the year for-
       Interest                                    $    139,000            118,000         $    178,000
                                                   ============        ===========         ============

       Income taxes                                $    823,000        $ 1,101,000         $  1,080,000
                                                   ============        ===========         ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
   TRANSACTIONS (See Notes 1 and 10)



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION:

Steiner Leisure Limited ("SLL") and subsidiaries provide spa services and skin and hair care products to passengers on board cruise ships worldwide. SLL, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a division of a U.K. company and an affiliate of SLL, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements include the operations of the Maritime Division for all periods presented and of CTO for the period since the June 1, 1994 acquisition. See below.

When used herein, unless the context otherwise requires, "Company" refers to SLL, its subsidiaries and its predecessor businesses conducted through the Maritime Division and CTO.

Effective June 1, 1994, Steiner Group  purchased all outstanding stock of
CTO for total consideration of $8,500,000 in a transaction accounted for as a purchase as follows:

Purchase price                                            $   8,400,000
Cost of acquisition                                             100,000
                                                          -------------
                                                              8,500,000
Fair value of net assets acquired                             1,997,000
                                                          -------------

    Intangible assets                                     $   6,503,000
                                                          =============

A portion of the purchase price was financed through a $4,050,000 noninterest bearing note and a noninterest bearing loan from the former shareholder of CTO in the amount of $1,802,000. The difference between the present value of the note and its face value of $568,000 was considered a contribution from Steiner Group to the Company. The difference between the present value of the seller note and its face value is reflected as a reduction of the purchase price. Interest was imputed using the Company's weighted average borrowing rate of 7.5% (see Note 6).

Additionally, if the gross profits of CTO exceeded $4,246,000 for the years ended December 31, 1994 and 1995, the excess, up to a maximum amount of $300,000, would be paid to CTO's former shareholder. As of December 31, 1996, the maximum amount owed relating to 1994 and 1995 was paid. In connection with the acquisition, the Company entered into a consulting agreement with the former shareholder (see Note 9(c)). The former shareholder did not exercise control over the day-to-day operations of CTO and "earn-out" payments were required regardless of the former shareholder's continued association with CTO. Accordingly, such payments have been reflected as an increase in the purchase price.

The intangible assets generated from this acquisition primarily relate to CTO's concession agreements with the cruise lines and the usefulness of the business as a going concern as determined by independent appraisal. The concession agreements did not provide for a right of renewal by CTO. The average remaining life of these assets was approximately three years. As a result, intangible assets are being amortized over a period of three years, the life of the underlying assets.

On an unaudited pro forma basis, had the acquisition of CTO occurred as of the beginning of the period presented, the Company's results of operations would have been as follows (in thousands):

                                                             1994
                                               -------------------------------

                                                 REVENUES          NET INCOME
                                                ----------        ------------

Historical results                              $  39,650            $  321
CTO, prior to the June 1, 1994 acquisition         10,046               354
Pro forma adjustments                                 -                 113
                                                ---------            ------

    Pro forma                                   $  49,696            $  788
                                                =========            ======


Pro forma adjustments represent the impact of amortization, interest expense, taxes and the elimination of duplicate administrative fees and intercompany management fees.

For periods prior to October 31, 1995, the accompanying consolidated financial statements have been prepared from the books and records of Steiner Group. Accordingly, the consolidated statements of operations include allocations of expenses which are material in amount. Such expenses include allocations for corporate overhead, payroll, facilities, administration and other overhead which were allocated to the Maritime Division using a proportional cost method of allocation. This method considers the direct amounts of revenue and costs and allocates non-direct costs to the division based on the proportion of divisional direct costs and revenues to total cost and revenues. This method is used when specific identification of expenses is not practicable. Management believes that such allocations are representative of stand-alone expenses based on the Maritime Division's operations. The divisional equity of the Maritime Division reflects transfers of cash to and from the non-Maritime Division operations of Steiner Group. These amounts are considered capital contributions or distributions as they are non-interest bearing and were repaid or collected, as the case may be, upon transfer of the net assets to SLL.

The tax provision for each period prior to October 31, 1995 reflects taxes which would have been applicable to the divisional income if the Maritime Division were a stand alone entity, at an estimated foreign tax rate of 33%. In the opinion of management, the results of operations and cash flows of the Company are properly reflected in the accompanying consolidated financial statements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (A)  PRINCIPLES OF CONSOLIDATION-

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (B)  CASH AND CASH EQUIVALENTS-

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1995 and 1996, cash and cash equivalents include interest-bearing deposits of $1,397,000 and $11,862,000, respectively.

    (C)  INVENTORIES-

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                 DECEMBER 31,
                                   --------------------------------------
                                        1995                     1996
                                   -------------           --------------

Finished goods                      $ 2,603,000             $  3,997,000
Raw materials                            -                     1,235,000
                                    -----------             ------------
                                    $ 2,603,000             $  5,232,000
                                    ===========             ============


    (D)  PROPERTY AND EQUIPMENT-

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over periods not exceeding the respective terms of the leases.

    (E)  REVENUE RECOGNITION-

The Company recognizes revenues earned as services are provided and as retail products are sold.

    (F)  AMORTIZATION-

Intangible assets are being amortized on a straight-line basis over 3 years, representing the approximate remaining life of the acquired intangible assets of CTO, its concession agreements. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining net book value may warrant revision or may not be recoverable. When factors indicate that the net book value should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted operating income over the remaining life of the cost in excess of net assets of acquired businesses, in measuring whether such cost is recoverable. At December 31, 1995 and 1996, accumulated amortization was $3,556,000 and $6,016,000, respectively.

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") was issued. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted the provisions of SFAS 121 for the year ended December 31, 1996, as required, which did not have an impact on its results of operations and financial position.

    (G)  INCOME TAXES-

The Company files separate tax returns for its domestic subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS No. 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

In November 1996, the Company liquidated CTO. As a result, CTO's functions were assumed by the Company and its cruise line agreements were assigned to the Company. The liquidation of CTO was a taxable transaction for income tax purposes. CTO was treated as if it had sold all of its assets at fair value on the date of distribution of these assets to the Company. Based on the value of the assets of CTO as determined by an independent appraiser, the Company has determined that CTO's income tax liability resulting from the liquidation is approximately $3.2 million. This amount has been reflected as a nonrecurring component of the provision for income taxes in the Company's consolidated financial statements. Prior to the CTO liquidation, the Company filed a consolidated tax return for its domestic subsidiaries.

    (H)  TRANSLATION OF FOREIGN CURRENCIES-

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated translation adjustment section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions are included in results of operations.

    (I)  NET INCOME (LOSS) PER SHARE-

Net income (loss) per common share and common share equivalents have been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding, after applying the treasury stock method. During 1994 and 1995, there were no common share equivalents. Primary and fully diluted net income (loss) per share are the same for all periods presented.

    (J)  USE OF ESTIMATES IN THE PREPARATION
               OF CONSOLIDATED FINANCIAL STATEMENTS-

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (K)  FAIR VALUE OF FINANCIAL INSTRUMENTS-

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, other current assets, other assets, accrued expenses and debt are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. All long-term debt balances bear interest, or, if noninterest bearing, have been discounted to approximate fair value.

    (L)  STOCK-BASED COMPENSATION-

Beginning in 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for stock-based transactions with nonemployees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

(3)  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                      DECEMBER 31,
                                           ------------------------------------
                             Useful Life
                              in Years            1995                1996
                            -------------  --------------        --------------


Furniture and fixtures          5-7         $     92,000          $     255,000
Computers and equipment         3-8              764,000              1,169,000
Leasehold improvements          3-5            2,791,000              2,883,000
                                            ------------          -------------
                                               3,647,000              4,307,000

Less:  Accumulated depreciation
           and amortization                   (1,389,000)            (2,096,000)
                                            ------------          -------------
                                            $  2,258,000          $   2,211,000
                                            ============          =============


(4)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                         DECEMBER 31,
                                           ------------------------------------
                                                 1995                  1996
                                           --------------        --------------

Operative commissions                       $    685,000          $     963,000
Guaranteed minimum rentals                       604,000              1,333,000
CTO earnout                                      300,000                  -
Bonuses                                          212,000                440,000
Staff shipboard accommodations                   104,000                163,000
Other                                            277,000                833,000
                                            -------------         -------------
                                            $  2,182,000          $   3,732,000
                                            =============         =============


(5)  CAPITAL LEASE OBLIGATIONS:

Assets under capital leases include office equipment and onboard massage and exercise equipment. The future minimum lease payments under capital leases and the present value of the net minimum lease payments as of December 31, 1996 are as follows:

                          YEAR                                     AMOUNT
      ---------------------------------------------          ---------------

      1997                                                    $     115,000
      1998                                                           79,000
      1999                                                           29,000
      2000                                                            3,000
                                                              -------------
      Total minimum lease payments                                  226,000
      Less:  amount representing interest                           (29,000)
                                                              -------------
      Present value of minimum lease payments                       197,000
      Less:  Current portion of lease obligations                  (106,000)
                                                              -------------
                                                              $      91,000
                                                              =============

(6)  LONG-TERM DEBT:

Long-term debt consists of the following as of:

                                                          DECEMBER 31,
                                                  ---------------------------

                                                      1995             1996
                                                  -----------      ----------
Loan payable to the former  shareholder of
CTO,  original principal  amount of
$1,802,000  net of  unamortized  discount
of  $56,000  at December  31,  1995,
interest imputed  at  7.5%,  due  in
twelve  quarterly installments of $150,000,
beginning on August 31, 1994                       $   845,000    $       -


Note payable to a financing  company,
original  principal of $4,050,000  net of
unamortized discount of $199,000 at December
31, 1995, interest imputed at 7.5%, due in
thirty-six monthly installments of $113,000
beginning on January 7, 1995, secured by
certain assets of the Company                        2,500,000            -

Note payable to a financing company, original
principal of $1,900,000,  variable rate
based on the  Eurodollar  Rate  plus 1%,
due in  annual  installments  of $238,000,
due on April 19, 2001, secured by certain
assets of the Company                                1,425,000            -

Loans payable to current and former
shareholders, non-interest bearing,
due in ten monthly installments beginning
on August 1, 1996, unsecured                              -            217,000

Other                                                  341,000            -
                                                   -----------    ------------
                                                     5,111,000         217,000
Less: Current maturities of long-term debt          (2,091,000)       (217,000)
                                                   -----------    ------------
                                                   $ 3,020,000    $       -
                                                   ===========    ============


The Company repaid the loan payable to the former shareholder of CTO, the notes payable to a financing company and other long-term debt, including accrued interest, with proceeds from the initial public offering discussed in Note 7.

(7)  SHAREHOLDERS' EQUITY:

In November 1996, the Company completed an initial public offering of 5,097,240 of its common shares of which 828,000 shares were sold by the Company and 4,269,240 shares were sold by a shareholder of the Company. The offering price was $13 per share and the proceeds to the Company, net of the underwriters' discount and other direct costs, were approximately $9,704,000. The Company used approximately $3,400,000 of the net proceeds to retire long-term debt. In connection with the offering, the Company authorized an increase in the amount of common shares to 20,000,000 and changed the par value to $.01 per share. The Company also authorized 10,000,000 preferred shares with a par value of $.01 per share.

In connection with the initial public offering, the Board of Directors of the Company approved a 63,720-for-1 stock split of its common shares effective coincident with the date of the initial public offering. Such split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

(8)  INCOME TAXES:

The provision for income taxes consists of the following:

                                      YEAR ENDED DECEMBER 31,
                     --------------------------------------------------------

                           1994                 1995                 1996
                     -------------        ---------------       -------------

Federal               $   503,000          $   1,131,000         $ 3,816,000
State                      30,000                 72,000             332,000
Foreign                   377,000                153,000             802,000
                      -----------          -------------         -----------
                      $   910,000          $   1,356,000         $ 4,950,000
                      ===========          =============         ===========


A reconciliation of the difference between the expected provision for income taxes using the federal tax rate and the Company's actual provision is as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                          1994             1995                1996
                                                      -----------     -------------       -------------

Provision using statutory federal tax rate             $ 419,000       $   270,000         $ 2,597,000
(Income) loss earned in jurisdictions
     not subject to income taxes                           -               203,000          (1,600,000)
Amortization of intangibles                              430,000           779,000             753,000
Nonrecurring provision related to the
     liquidation of CTO (See Note 2(g))                    -                 -               3,200,000
Meals and entertainment                                    4,000             4,000               3,000
Effect of state income taxes                              20,000            48,000              46,000
Effect of foreign taxes                                   37,000            11,000             (49,000)
Other                                                      -                41,000               -
                                                       ---------       -----------         -----------
                                                       $ 910,000       $ 1,356,000         $ 4,950,000
                                                       =========       ===========         ===========


(9)  COMMITMENTS:

    (A)  CRUISE LINE CONCESSION AGREEMENTS-

The Company has entered into agreements with various cruise line companies of varying terms. These agreements provide for the Company to pay the cruise lines rent for use of their shipboard facilities as well as for staff shipboard accommodations. Rental amounts are based on a percentage of revenue, a minimum annual rental or a combination of both. Some of the minimum annual rentals are calculated as a flat dollar amount on an annual basis while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line rents, minimum guarantees and staff shipboard accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions, are recognized in the same manner. Pursuant to agreements that provide for minimum annual rentals, the Company has guaranteed the following amounts as of December 31, 1996:

      Year                                              Amount
    -----------                                    --------------

    1997                                           $  17,920,000
    1998                                              21,104,000
    1999                                              18,057,000
    2000                                              15,237,000
    2001                                              15,148,000
    Thereafter                                         2,494,000
                                                   -------------
                                                   $  89,960,000
                                                   =============


    (B)  OPERATING LEASES-

The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company incurred approximately $108,000, $127,000 and $367,000 in rental expense under noncancelable operating leases in the years ended December 31, 1994, 1995 and 1996, respectively.

Minimum annual commitments under operating leases at December 31, 1996 are as follows:

        Year                                            Amount
      --------                                      --------------

        1997                                        $     337,000
        1998                                              260,000
        1999                                              244,000
        2000                                              197,000
        2001                                              179,000
                                                    -------------
                                                    $   1,217,000
                                                    =============

    (C)  EMPLOYMENT AND CONSULTING AGREEMENTS-

The Company entered into employment agreements, effective as of January 1, 1996, with its executive officers. The agreements provide for annual base salaries and annual incentive bonuses based on the Company's attainment of certain earnings levels or sales levels or at the discretion of the Board of Directors of the Company, as the case may be.

Future minimum annual commitments under these employment agreements at December 31, 1996 are as follows:

                Year                         Amount
              --------                    -------------

                1997                      $   863,000
                1998                          863,000
                1999                          863,000
                2000                          863,000
                2001                          740,000
                                          -----------
                                          $ 4,192,000
                                          ===========

The Company has a consulting agreement with the former shareholder of CTO. Under the terms of the consulting agreement, the consultant must devote a minimum number of hours per week to the advancement of the Company. The agreement provides for annual payments of $150,000 for a period of three years, commencing June 3, 1994. The obligation with respect to the final annual payment of $150,000 has been assumed by Steiner Group.

    (D)  PRODUCT SUPPLY AGREEMENT-

Effective December 1995, the Company entered into a five year agreement with its principal products supplier, pursuant to which the Company will purchase its requirements for its products. Such agreement provides for no specific minimum commitments. See Note 10.

(10)  RELATED PARTY TRANSACTIONS:

Effective December 1995, the Company's principal shareholder contributed certain rights with respect to formulations for lines of products sold by the Company. The rights were purchased from an unrelated third party by that shareholder. The formulations were used exclusively in the manufacture of the Company's products. The contribution of these product formulation rights was recorded at their historical cost of $219,000, the negotiated purchase price of said product formulation rights between the unrelated parties. These intangibles are being amortized over a period of 15 years, the estimated life of the underlying assets, representing the estimated period over which the related products will be sold by the Company. Subsequent to the acquisition, the Company continuously evaluates the realizability of rights acquired to determine if impairment in the assets' carrying value has occurred due to changes in the Company's plans regarding sale of the products or decreases in the sales value of the underlying products. When such impairment has occurred, appropriate write-downs are made to state the rights at their estimated net realizable value.

Prior to December 31, 1995,  the Company  incurred  obligations to an affiliated entity for (i) agent  processing,  which  involves  the hiring and  training  of on-board employees and (ii) certain management services. Included in Administrative Expenses is $131,000 and $765,000 for agent processing and management services in the years ended December 31, 1994 and 1995, respectively.

Due to/from related parties consists of the following at December 31, 1995:

                                                               AMOUNT
                                                             -----------

Elemis Limited                                               $   459,000
Steiner Group Limited                                            400,000
Other                                                             32,000
                                                             -----------
        Total due to related parties                         $   891,000
                                                             ===========

EJ Contracts Limited                                         $   153,000
Shareholders                                                     249,000
                                                             -----------
        Total due from related parties                       $   402,000
                                                             ===========


Due to related parties represents amounts owed to affiliates for products purchased and agent processing. Such amounts are reflected as a current liability as amounts are owed within a ninety-day period. In the opinion of management, the terms of purchases from related parties are equivalent to terms available for the purchase of products from unrelated parties. Related party purchases were $1,234,136 and $2,300,450 for the years ended December 31, 1994 and 1995, respectively. Effective January 1, 1996, the Company purchased Elemis Limited ("Elemis") from which products were previously purchased. See below.

Due from related parties represents advances to shareholders and affiliates. The amounts are unsecured, noninterest bearing and have no specified repayment term and as a result have been reflected as long-term assets. As of December 31, 1996, there were no amounts due from related parties.

Effective January 1, 1996, the Company purchased from Nicolas D. Steiner and Clive E. Warshaw (the principal beneficial owners of the Company prior to the initial public offering - see Note 7) 100% of the outstanding shares of Elemis. The purchase price was funded through a note in the amount of $543,000 and represented the net book value of the net assets acquired. As such, the transaction was recorded at historical cost. The transaction was not accounted for retroactively in a manner similar to a pooling of interests due to the immateriality of Elemis's operations to the total operations of the Company.

(11)  SHARE OPTIONS:

The Company has reserved 720,000 of its common shares for issuance under its 1996 Share Option and Incentive Plan (the "Plan"). Under the Plan, incentive share options are available to employees and nonqualified share options may be granted to consultants, directors or employees of the Company. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of nonqualified share options is determined by the Compensation Committee of the Board of Directors and their terms may not exceed ten years. A summary of share option activity through December 31, 1996 is as follows:

                                                     NUMBER OF     EXERCISE
                                                      SHARES         PRICE
                                                     ---------     --------

Options outstanding, December 31, 1995                   -           $  -
     Granted                                          341,054         13.00
     Exercised                                           -              -
     Canceled                                            -              -
                                                      -------        ------
Options outstanding, December 31, 1996                341,054        $13.00
                                                      =======        ======

Outstanding options exercisable, December 31, 1996     25,000        $13.00
                                                      =======        ======


The Company applies APB Opinion 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's stock been based on fair value at the grant dates for awards under the Plan consistent with the methodologies of SFAS 123, the Company's 1996 net income and income per share would have been reduced to the pro forma amounts indicated below:

Net income                       As reported                      $  2,471,000
                                 Pro forma                        $  2,407,000

Income per share                 As reported                      $  0.38
                                 Pro forma                        $  0.37


The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 25.0%, risk-free interest rate of 6.0%, expected dividends of $0 and expected terms of 5 years.

In 1996, the Company recorded expense of $113,000 related to 25,000 share options granted to a nonemployee of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the same assumptions described above.