Form 10-Q
period 1997-03-31
STEINER LEISURE LTD
filed 1997-05-15
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549


                                                     FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                            OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                        to

                             STEINER LEISURE LIMITED
             (Exact name of Registrant as Specified in its Charter)

                        COMMISSION FILE NUMBER : 0-28972

  COMMONWEALTH OF THE BAHAMAS                           NOT APPLICABLE
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      SUITE 104A, SAFFREY SQUARE
      NASSAU, THE BAHAMAS                               NOT APPLICABLE
 (Address of principal executive offices)                 (Zip Code)


                                 (242) 356-0006
              (Registrant's telephone number, including area code)

   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                     OUTSTANDING

         Common Shares, par value (U.S.) $.01               7,200,000 shares
         per share                                          as of May 14, 1997

================================================================================

                             STEINER LEISURE LIMITED

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                             PAGE NO.

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1996
         and March 31, 1997 (Unaudited)..............................................................     3

         Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 1996 (Unaudited) and March 31, 1997 (Unaudited).............................     4

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1996 (Unaudited) and March 31, 1997 (Unaudited).............................     5

         Notes to Condensed Consolidated Financial Statements (Unaudited)............................     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................     8


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities........................................................................   13

ITEM 6.  Exhibits and Reports on Form 8-K.............................................................   13

SIGNATURES  ..........................................................................................   14

EXHIBIT INDEX.........................................................................................   15

                                      - 2 -

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     STEINER LEISURE LIMITED AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              December 31,           March 31,
                                     ASSETS                                     1996                   1997
                                                                          ----------------       ---------------
                                                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                            $     13,625,000       $     7,010,000
     Marketable securities                                                          -                  6,682,000
     Accounts receivable                                                         3,413,000             2,934,000
     Inventories                                                                 5,232,000             4,894,000
     Other current assets                                                          810,000               842,000
                                                                          ----------------       ---------------
        Total current assets                                                    23,080,000            22,362,000

PROPERTY AND EQUIPMENT, net                                                      2,211,000             2,147,000

INTANGIBLE ASSETS, net                                                           1,111,000               489,000

OTHER ASSETS                                                                       254,000               476,000
                                                                          ----------------       ---------------
        Total assets                                                      $     26,656,000       $    25,474,000
                                                                          ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $      2,041,000       $     1,377,000
     Accrued expenses                                                            3,732,000             4,457,000
     Current portion of capital lease obligations                                  106,000                98,000
     Current maturities of long-term debt                                          217,000                54,000
     Income taxes payable                                                        4,389,000             1,150,000
                                                                          ----------------       ---------------
        Total current liabilities                                               10,485,000             7,136,000
                                                                          ----------------       ---------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                   91,000                79,000
                                                                          ----------------       ---------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value; 10,000,000 shares authorized,
        none issued and outstanding                                                 -                     -
     Common shares, $.01 par value; 20,000,000 shares authorized, and 7,200,000 shares issued and outstanding at December 31, 1996
        and March 31, 1997                                                          72,000                72,000
     Additional paid-in capital                                                 10,532,000            10,539,000
     Foreign currency translation adjustment                                       218,000               134,000
     Unrealized loss on marketable securities                                       -                    (40,000)
     Retained earnings                                                           5,258,000             7,554,000
                                                                          ----------------       ---------------
        Total shareholders' equity                                              16,080,000            18,259,000
                                                                          ----------------       ---------------

        Total liabilities and shareholders' equity                        $     26,656,000       $    25,474,000
                                                                          ================       ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                   (UNAUDITED)

                                                   Three Months Ended
                                                         March 31,
                                          -------------------------------------
                                                  1996                 1997
                                          ---------------       ---------------
REVENUES:
     Services                             $    10,336,000       $    11,832,000
     Products                                   6,156,000             7,828,000
                                          ---------------       ---------------
        Total revenues                         16,492,000            19,660,000
                                          ---------------       ---------------

COST OF SALES:
     Cost of services                           7,691,000             9,279,000
     Cost of products                           4,907,000             5,408,000
                                          ---------------       ---------------

        Total cost of sales                    12,598,000            14,687,000
                                          ---------------       ---------------

        Gross profit                            3,894,000             4,973,000
                                          ---------------       ---------------

OPERATING EXPENSES:
     Administrative                               718,000               911,000
     Salary and payroll taxes                     824,000             1,081,000
     Amortization of intangibles                  619,000               620,000
                                          ---------------       ---------------
        Total operating expenses                2,161,000             2,612,000
                                          ---------------       ---------------

        Income from operations                  1,733,000             2,361,000
                                          ---------------       ---------------

OTHER INCOME (EXPENSE):
Interest income                                    20,000               161,000
Interest expense                                  (95,000)               (4,000)
                                          ---------------       ---------------
        Total other income (expense)              (75,000)              157,000
                                          ---------------       ---------------

        Income before provision for
         income taxes                           1,658,000             2,518,000

PROVISION FOR INCOME TAXES                        475,000               222,000
                                          ---------------       ---------------

Net income                                $     1,183,000       $     2,296,000
                                          ===============       ===============

NET INCOME PER SHARE                      $          0.19       $          0.31
                                          ===============       ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                6,372,000             7,334,000
                                          ===============       ===============








  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         MARCH 31,
                                                                           -------------------------------------
                                                                                  1996                   1997
                                                                           ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $    1,183,000        $    2,296,000
Adjustments to reconcile net income to
     net cash provided by operating activities-
        Depreciation and amortization                                              785,000               781,000
        Accretion of debt discount                                                  61,000                -
        Share options issued to nonemployee                                         -                      7,000
        (Increase) decrease in-
          Accounts receivable                                                      780,000               438,000
          Inventories                                                              256,000               262,000
          Other current assets                                                      40,000               (36,000)
          Other assets                                                            (207,000)             (226,000)
        Increase (decrease) in-
          Accounts payable                                                         346,000              (639,000)
          Accrued expenses                                                        (572,000)              735,000
          Income taxes payable                                                      -                 (3,207,000)
                                                                          ----------------       ---------------
            Net cash provided by operating activities                            2,672,000               411,000
                                                                          ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                       -                 (6,722,000)
     Capital expenditures                                                           -                   (103,000)
     Acquisitions, net of cash acquired                                            105,000                -
     Advances to related parties                                                  (709,000)               -
     Collection of advances to related parties                                     153,000                -
                                                                          ----------------       ---------------
            Net cash used in investing activities                                 (451,000)           (6,825,000)
                                                                          ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                         (20,000)              (17,000)
     Payments on long-term debt                                                   (502,000)             (163,000)
     Payments on advances from related parties                                  (1,092,000)               -
                                                                          ----------------       ---------------
            Net cash used in financing activities                               (1,614,000)             (180,000)
                                                                          ----------------       ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             -                    (21,000)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                          607,000            (6,615,000)
CASH AND CASH EQUIVALENTS, beginning of period                                   1,397,000            13,625,000
                                                                          ----------------       ---------------
CASH AND CASH EQUIVALENTS, end of period                                         2,004,000             7,010,000
                                                                          ----------------       ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
        Cash paid during the period for-

        Interest                                                          $         53,000       $         4,549
                                                                          ================       ===============

        Income taxes                                                      $         90,000       $     3,428,650
                                                                          ================       ===============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS:

The unaudited condensed consolidated statements of operations for the three months ended March 31, 1996 and 1997, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(2)  ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company") and subsidiaries provide spa services and skin and hair care products to passengers on board cruise ships worldwide. SLL, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of SLL, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (A)  MARKETABLE SECURITIES-

Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

         (B)  AMORTIZATION-

Intangible assets are being amortized on a straight-line basis over 3 years, representing the approximate remaining life of the acquired intangible assets of CTO, its concession agreements with cruise lines. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining net book value may warrant revision or may not be recoverable. When factors indicate that the net book value should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted operating income over the remaining life of the cost in excess of net assets of acquired businesses, in measuring whether such cost is recoverable.

         (C)  INCOME TAXES-

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

         (D)  TRANSLATION OF FOREIGN CURRENCIES-

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

(4)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                               December 31,           March 31,
                                                   1996                 1997
                                               ------------          -----------
                                                                     (unaudited)

         Operative commissions                $   963,000           $ 1,306,000
         Guaranteed minimum rentals             1,333,000             1,836,000
         Bonuses                                  440,000               368,000
         Staff shipboard accommodations           163,000               177,000
         Other                                    833,000               770,000
                                             ------------          ------------
                                              $ 3,732,000           $ 4,457,000
                                             ============           ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Steiner Leisure Limited is the leading provider of spa services and skin and hair care products on board cruise ships worldwide. The Company, through its predecessors, commenced operations on board cruise ships approximately 35 years ago. Pursuant to cruise line concession agreements, the Company sells its services and products to cruise passengers in return for payments to cruise lines, which payments are based on a percentage of revenues or a minimum annual rental or a combination of both.

         During the fourth quarter of 1996, CTO was liquidated. The liquidation resulted in the assignment of CTO's cruise line agreements to the Company and the assumption of CTO's other functions by the Company. The liquidation of CTO was a taxable transaction for United States federal and state income tax purposes, and CTO will be treated as if it had sold all of its assets for fair market value on the date of distribution of those assets to the Company. Based on the value of the assets of CTO as determined by an independent appraiser, the Company has determined that CTO's United States federal and state income tax liability resulting from the liquidation is approximately $3.2 million. That tax liability was recognized in full in the fourth quarter of 1996, resulting in the Company recognizing a loss for the quarter. The tax liability was paid out of the net proceeds to the Company from its underwritten initial public offering of common shares in November 1996 (the "IPO"). Other than the tax liability, there was no effect on the Company's consolidated financial statements from such liquidation.

         The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States or United Kingdom taxation. More than 80% of the Company's income for the first quarter of 1997 is not subject to United States or United Kingdom income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and is subject to additional state taxes and may be subject to local income, franchise and other taxes. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries of the Company which accounted for 12% of the Company's pre-tax income for the first quarter of 1997, will be subject to U.K. tax rates (generally up to 33%).

         Revenues are generated by the Company from the sale of services and products, primarily to cruise ship passengers. The Company bills its services at rates which inherently include an immaterial charge for products used in the rendering of such services. In the first quarter of 1997, sales of the Company's services and products accounted for approximately 60% and 40% of the Company's revenues, respectively.

         Cost of sales includes (i) cost of services, including wages paid to shipboard employees, rent payments to cruise lines (which are derived as a percentage of services revenues or a minimum annual rent or a combination of both) and other staff-related shipboard expenses and (ii) cost of products, including wages paid to shipboard employees and rent payments to cruise lines (which are derived as a percentage of products revenues or a minimum annual rent or a combination of both). Cost of sales may be affected by, among other things, sales mix, production levels, changes in prices and discounts, sales volume and growth rate, purchasing and manufacturing efficiencies, tariffs, duties and freight and inventory costs. Certain cruise line concession agreements provide for increases in the percentage of services and products revenues payable as rent payments and/or, as the case may be, the amount of minimum annual rental payments over the terms of such agreements. Rental payments may also be increased under new agreements with cruise lines that replace expiring agreements. In general, the Company has experienced increases in rental payments upon entering into new agreements with cruise lines. Cost of products includes the cost of products sold through the Company's various retail methods of distribution, including sales in shipboard facilities, through brochures provided to cruise passengers and to land-based wholesale and retail customers. To a lesser extent, cost of products also includes the cost of products consumed in the rendering of services. Such amount would not be a material component of the cost of services rendered and would not be practicable to separately identify. Operating expenses include administrative expenses, salary and payroll taxes and goodwill amortization related to the acquisition of CTO. Such goodwill is being amortized over the three-year period that commenced in June 1994.

         RECENTLY ISSUED ACCOUNTING STANDARDS. Beginning in 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

         The Company was required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121"), in 1996. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS 121 did not have a material impact on the Company's financial position or the results of its operations.

         EARNINGS PER SHARE. Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997. The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted average number of common shares outstanding is adjusted for the effect of all potential common stock. The Company does not expect the adoption of this pronouncement to materially impact earnings per share.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1996           1997
                                                            ----           ----
Revenues:
     Services.........................................     62.7%           60.2%
     Products.........................................     37.3            39.8
                                                          -----           -----
         Total revenues...............................    100.0           100.0
                                                          -----           -----
Cost of sales:
     Cost of services.................................     46.6            47.2
     Cost of products.................................     29.8            27.5
                                                          -----           -----
         Total cost of sales..........................     76.4            74.7
                                                          -----           -----
         Gross profit.................................     23.6            25.3

Operating expenses:
     Administrative...................................      4.4             4.6
     Salary and payroll taxes.........................      5.0             5.5
     Amortization of intangibles......................      3.7             3.2
                                                          -----           -----
         Total operating expenses.....................     13.1            13.3
                                                          -----           -----
         Income from operations.......................     10.5            12.0
Other income (expense)................................      (.5)             .8
                                                          -----           -----
Income before provision for income taxes..............     10.0            12.8
Provision for income taxes............................      2.8             1.1
                                                          -----           -----
Net income............................................      7.2%           11.7%
                                                          =====            ====


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         REVENUES. Revenues increased approximately 19.4%, or $3.2 million, to $19.7 million in the first quarter of 1997 from $16.5 million in the first quarter of 1996. Of this increase, $1.5 million was attributable to increases in services provided on cruise ships and $1.7 million was attributable to increases in sales of products. The increase in revenues for the first quarter of 1997 compared to the first quarter of 1996 was primarily attributable to an increase of seven in the average number of ships in service with enhanced large spa facilities, which generated greater aggregate revenues to the Company than the aggregate revenues generated by the eleven non-spa ships (on average) which the Company served in the first quarter of 1996, but did not serve in the first quarter of 1997. The Company had 730 shipboard staff members in service on average in the first quarter of 1997 and 667 shipboard staff members in service on average in the first quarter of 1996. Revenues per staff per day increased by 12.7% in the first quarter of 1997 compared to the first quarter of 1996.

         COST OF SERVICES. Cost of services as a percentage of services revenue increased to 78.4% in the first quarter of 1997 from 74.4% in the first quarter of 1996. This increase was due to an increase in rent allocable to services on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 69.1% in the first quarter of 1997 from 79.7% in the first quarter of 1996. This decrease was the result of the Company's realization during the entire first quarter of 1997 of the lower costs achieved through the Company's acquisition of the "Elemis" and "La Therapie" product lines (previously supplied to the Company by third parties) compared to the Company's realization of such lower costs for only a portion of the first quarter of 1996, partially offset by an increase in rent allocable to products sales on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 13.3% in the first quarter of 1997 from 13.1% in the first quarter of 1996 primarily as a result of the increase in administrative expenses related to compliance with the Company's reporting obligations under the federal securities laws and the addition of salary and payroll taxes due to increases in compensation of executive officers of the Company.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 8.8% in the first quarter of 1997 from an overall effective rate of 28.7% in 1996 due to the tax savings realized as a result of the liquidation of CTO in the fourth quarter of 1996. Without the amortization of intangibles and interest, the overall effective rate in the first quarter of 1997 would have been 7.1% compared to 20.3% in the first quarter of 1996.

SEASONALITY

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

         In November 1996, the Company issued 828,000 of its common shares pursuant to the IPO (which also included shares of a selling shareholder), which generated net proceeds of approximately $9.7 million to the Company. Approximately $3.4 million of the net proceeds were used to repay the remaining outstanding indebtedness assumed by the Company in connection with the contribution to the capital of the Company of the assets of the Maritime
Division and the common stock of CTO. During the first quarter of 1997, approximately $3.2 million of such proceeds were used to pay the United States federal and state income tax liability incurred in connection with the liquidation of CTO (the "CTO Tax Payment"). The remaining net proceeds, in the approximate amount of $3.1 million, will be used for working capital purposes and have been invested in cash equivalents and high grade commercial paper.

         During the first quarter of 1997, cash flow from operating activities was $411,000 (reflecting, among other things, the $3.2 million CTO Tax Payment), compared to $2.7 million for the first quarter of 1996. At March 31, 1997, the Company had working capital of approximately $15.2 million compared to $12.6 million at December 31, 1996.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, the Company may publish "forward-looking" statements within the meanin of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: the Company's dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; the Company's dependence on the cruise industry and its being subject to the risks of that industry; the Company's obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by the Company from passengers; the Company's dependence on a limited number of cruise lines and on a single product manufacturer; changes in the non-U.S. tax status of the Company's principal subsidiary; changing competitive conditions; and changes in laws and government regulations applicable to the Company and the cruise industry. The risks to which the Company is subject are more fully described under "Certain Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES.

          On March 23, 1997, the Board of Directors of the Company approved an amendment to the Company's Articles of Association to provide for the election of directors by a plurality of the vote of the shares present in person or represented by proxy.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     EXHIBITS

         The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

         10.1(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 1997

         10.2(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Leonard I. Fluxman dated as of March 25, 1997

         27        Financial Data Schedule

         (b)       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1997

                               STEINER LEISURE LIMITED
                               (Registrant)



                               /S/ CLIVE E. WARSHAW
                               Clive E. Warshaw
                               Chairman of the Board and Chief Executive Officer



                               /S/ LEONARD I. FLUXMAN
                               Leonard I. Fluxman
                               Chief Operating Officer and Chief Financial
                               Officer (Principal Financial and Accounting
                               Officer)

                                  EXHIBIT INDEX





EXHIBIT NO.                           DESCRIPTION

10.1(a)            Amendment No. 1 to Employment Agreement
                   between Steiner Leisure Limited and Clive E.
                   Warshaw dated as of March 25, 1997

10.2(a)            Amendment No. 1 to Employment Agreement
                   between Steiner Leisure Limited and Leonard
                   I. Fluxman dated as of March 25, 1997

27                 Financial Data Schedule