Form 10-Q
period 1997-06-30
STEINER LEISURE LTD
filed 1997-08-14
CIK 1018946

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                        to

                             STEINER LEISURE LIMITED
             (Exact name of Registrant as Specified in its Charter)

                        COMMISSION FILE NUMBER : 0-28972

  COMMONWEALTH OF THE BAHAMAS                             98-0164731
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



  ----------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                                   OUTSTANDING
               -----                                   -----------

Common Shares, par value (U.S.) $.01      7,200,000 shares as of August 13, 1997
per share

                             STEINER LEISURE LIMITED

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                             PAGE NO.
------------------------------                                                                             --------

ITEM 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1996
            and June 30, 1997 (Unaudited)...............................................................     3

            Condensed  Consolidated  Statements of  Operations  for the Three and Six Months Ended June
            30, 1996 (Unaudited) and June 30, 1997 (Unaudited)..........................................     4

            Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1996 (Unaudited) and June 30, 1997 (Unaudited)...............................     5

            Notes to Condensed Consolidated Financial Statements (Unaudited)............................     6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................................     8


PART II.  OTHER INFORMATION
---------------------------

ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................     13

ITEM 6.    Exhibits and Reports on Form 8-K.............................................................     13

SIGNATURES  ............................................................................................     14

EXHIBIT INDEX...........................................................................................     15




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           December 31,                June 30,
                                 ASSETS                                        1996                      1997
                                 ------                                    ------------              -----------
                                                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                           $   13,625,000          $    9,436,000
     Marketable securities                                                         -                  6,649,000
     Accounts receivable                                                      3,413,000               3,262,000
     Inventories                                                              5,232,000               4,803,000
     Other current assets                                                       810,000                 938,000
                                                                         --------------          --------------
       Total current assets                                                  23,080,000              25,088,000

PROPERTY AND EQUIPMENT, net                                                   2,211,000               2,274,000

INTANGIBLE ASSETS, net                                                        1,111,000                    -

OTHER ASSETS                                                                    254,000                 620,000
                                                                         --------------          --------------
       Total assets                                                      $   26,656,000          $   27,982,000
                                                                         ==============          ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                    $    2,041,000          $    1,469,000
     Accrued expenses                                                         3,732,000               4,167,000
     Current portion of capital lease obligations                               106,000                  86,000
     Current maturities of long-term debt                                       217,000                    -
     Income taxes payable                                                     4,389,000               1,215,000
                                                                         --------------          --------------
       Total current liabilities                                             10,485,000               6,937,000
                                                                         --------------          --------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                91,000                  70,000
                                                                         --------------          --------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value; 10,000,000 shares authorized,
       none issued and outstanding                                                 -                       -
     Common shares, $.01 par value; 20,000,000 shares authorized, and 7,200,000 shares issued and outstanding at December 31, 1996
       and June 30, 1997                                                         72,000                  72,000
     Additional paid-in capital                                              10,532,000              10,539,000
     Foreign currency translation adjustment                                    218,000                 168,000
     Retained earnings                                                        5,258,000              10,196,000
                                                                         --------------          --------------
       Total shareholders' equity                                            16,080,000              20,975,000
                                                                         --------------          --------------

       Total liabilities and shareholders' equity                        $   26,656,000          $   27,982,000
                                                                         ==============          ==============

The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these balance sheets.


                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                                   (Unaudited)


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                 ------------------------------     ------------------------------
                                                     1996             1997             1996              1997
                                                 ------------     -------------     ------------     -------------
REVENUES:
     Services                                    $10,465,000      $ 11,805,000      $20,801,000      $ 23,637,000
     Products                                      6,304,000         8,275,000       12,460,000        16,103,000
                                                 ------------     -------------     ------------     -------------
       Total revenues                             16,769,000        20,080,000       33,261,000        39,740,000
                                                 ------------     -------------     ------------     -------------

COST OF SALES:
     Cost of services                              8,308,000         9,354,000       15,999,000        18,633,000
     Cost of products                              4,348,000         5,556,000        9,255,000        10,964,000
                                                 ------------     -------------     ------------     -------------

       Total cost of sales                        12,656,000        14,910,000       25,254,000        29,597,000
                                                 ------------     -------------     ------------     -------------

       Gross profit                                4,113,000         5,170,000        8,007,000        10,143,000
                                                 ------------     -------------     ------------     -------------

OPERATING EXPENSES:
     Administrative                                  624,000           928,000        1,342,000         1,839,000
     Salary and payroll taxes                        966,000         1,078,000        1,790,000         2,159,000
     Amortization of intangibles                     619,000           469,000        1,238,000         1,089,000
                                                 ------------     -------------     ------------     -------------
       Total operating expenses                    2,209,000         2,475,000        4,370,000         5,087,000
                                                 ------------     -------------     ------------     -------------

       Income from operations                      1,904,000         2,695,000        3,637,000         5,056,000
                                                 ------------     -------------     ------------     -------------

OTHER INCOME (EXPENSE):
     Interest income                                  17,000           201,000           37,000           362,000
     Interest expense                                (83,000)           (4,000)        (178,000)           (8,000)
                                                 -------------    -------------     -------------    -------------
       Total other income (expense)                  (66,000)          197,000         (141,000)          354,000
                                                 -------------    -------------     -------------    -------------

       Income before provision for income taxes    1,838,000         2,892,000        3,496,000         5,410,000

PROVISION FOR INCOME TAXES                           504,000           250,000          979,000           472,000
                                                 ------------     -------------     ------------     -------------

NET INCOME                                       $ 1,334,000      $  2,642,000      $ 2,517,000      $  4,938,000
                                                 ============     =============     ============     =============

NET INCOME PER SHARE                             $      0.21      $       0.36      $      0.40      $       0.67
                                                 ============     =============     ============     =============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                   6,372,000         7,383,000        6,372,000         7,357,000
                                                 ============     =============     ============     =============




The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.



                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                        ----------------------------------------
                                                                             1996                      1997
                                                                        --------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   2,517,000           $    4,938,000
Adjustments to reconcile net income to
     net cash provided by operating activities-
        Depreciation and amortization                                        1,534,000                1,434,000
        Accretion of debt discount                                             115,000                     -
        Share options issued to nonemployees                                      -                       7,000
        (Increase) decrease in-
          Accounts receivable                                                1,123,000                  127,000
          Inventories                                                       (1,027,000)                 371,000
          Other current assets                                                  29,000                 (132,000)
          Other assets                                                        (870,000)                (356,000)
        Increase (decrease) in-
          Accounts payable                                                     901,000                 (555,000)
          Accrued expenses                                                    (533,000)                 443,000
          Income taxes payable                                                    -                  (3,156,000)
                                                                         --------------          ---------------
            Net cash provided by operating activities                        3,789,000                3,121,000
                                                                         --------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                     -                  (6,649,000)
     Capital expenditures                                                      (15,000)                (401,000)
     Acquisitions, net of cash acquired                                        105,000                     -
     Advances to related parties                                            (1,496,000)                    -
     Collection of advances to related parties                                 202,000                     -
                                                                         --------------          ---------------
            Net cash used in investing activities                           (1,204,000)              (7,050,000)
                                                                         ---------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                     (39,000)                 (39,000)
     Payments on long-term debt                                             (1,173,000)                (217,000)
     Payments on advances from related parties                              (1,092,000)                    -
                                                                         ---------------         ---------------
            Net cash used in financing activities                           (2,304,000)                (256,000)
                                                                         ---------------         ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          -                       (4,000)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                      281,000               (4,189,000)
CASH AND CASH EQUIVALENTS, beginning of period                               1,397,000               13,625,000
                                                                         --------------          ---------------
CASH AND CASH EQUIVALENTS, end of period                                 $   1,678,000           $    9,436,000
                                                                         ==============          ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
        Cash paid during the period for-

        Interest                                                         $     161,000           $        8,000
                                                                         ==============          ==============

        Income taxes                                                     $     525,000           $    3,629,000
                                                                         ==============          ==============

The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 1996 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(2)  ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company") and subsidiaries provide spa services and skin and hair care products to passengers on board cruise ships worldwide. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


         (A)  MARKETABLE SECURITIES -


Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As of June 30, 1997, the carrying value of marketable securities approximates fair value.


         (B)  AMORTIZATION -


Intangible assets were amortized on a straight-line basis over a 3 year period ended June 1, 1997. This period represented the approximate remaining life of the acquired intangible assets of CTO, its concession agreements with cruise lines. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining net book value may warrant revision or may not be recoverable. When factors indicate that the net book value should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted operating income over the remaining life of the cost in excess of net assets of acquired businesses, in measuring whether such cost is recoverable.

         (C)  INCOME TAXES -


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

In November 1996, the Company liquidated CTO. As a result, CTO's functions were assumed by the Company and its cruise line agreements were assigned to the Company. The liquidation of CTO was a taxable transaction for income tax purposes. CTO was treated as if it had sold all of its assets at fair value on the date of distribution of these assets to the Company. Based on the value of the assets of CTO as determined by an independent appraiser, the Company has estimated that CTO's income tax liability resulting from the liquidation is approximately $3.2 million. The entire $3.2 million estimated tax liability was paid during the first quarter of 1997.


         (D)  TRANSLATION OF FOREIGN CURRENCIES -


Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated translation adjustment section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations.

(4)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                              December 31,            June 30,
                                                 1996                   1997
                                              ------------          -----------
                                                                    (Unaudited)

     Operative commissions                    $   963,000           $ 1,099,000
     Guaranteed minimum rentals                 1,333,000             1,229,000
     Bonuses                                      440,000               424,000
     Staff shipboard accommodations               163,000               192,000
     Other                                        833,000             1,223,000
                                              -----------           -----------
                                              $ 3,732,000           $ 4,167,000
                                              ===========           ===========

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

         The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States or United Kingdom taxation. More than 75% of the Company's income for the first half of 1997 is not subject to United States or United Kingdom income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and is subject to additional state taxes and may be subject to local income, franchise and other taxes. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries of the Company which accounted for a total of 15% of the Company's pre-tax income for the first half of 1997, will be subject to U.K. tax rates (generally up to 33%).

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               ------------------          -----------------
                                                                    JUNE 30,                    JUNE 30,
                                                                    --------                    --------
                                                               1996         1997           1996         1997
                                                               ----         -----          -----        ----
Revenues:
    Services............................................        62.4%        58.8%         62.5%        59.5%
    Products ...........................................        37.6         41.2          37.5         40.5
                                                               -----        -----         -----        -----
      Total revenues ...................................       100.0        100.0         100.0        100.0
                                                               -----        -----         -----        -----
Cost of sales:
    Cost of services....................................        49.5         46.6          48.1         46.9
    Cost of products....................................        25.9         27.7          27.8         27.6
                                                               -----        -----         -----        -----
      Total cost of sales...............................        75.4         74.3          75.9         74.5
                                                               -----        -----         -----        -----
Gross profit                                                    24.6         25.7          24.1         25.5
Operating expenses:
    Administrative......................................         3.7          4.6           4.0          4.6
    Salary and payroll taxes............................         5.8          5.4           5.4          5.4
    Amortization of intangibles.........................         3.7          2.3           3.7          2.8
                                                               -----        -----         -----        -----
      Total operating expenses .........................        13.2         12.3          13.1         12.8
                                                               -----        -----         -----        -----
      Income from operations ...........................        11.4         13.4          11.0         12.8
Other income (expense)..................................        (0.4)         1.0          (0.5)         0.9
                                                               -----        -----         -----        -----
Income before provision for income taxes................        11.0         14.4          10.6         13.6
Provision for income taxes..............................         3.0          1.2           2.9          1.2
                                                               -----        -----         -----        -----
Net income..............................................         8.0%        13.2%          7.6%        12.4%
                                                               =====        =====         =====        =====



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         REVENUES. Revenues increased approximately 19.7%, or $3.3 million, to $20.1 million in the second quarter of 1997 from $16.8 million in the second quarter of 1996. Of this increase, $1.3 million was attributable to increases in services provided on cruise ships and $2.0 million was attributable to increases in sales of products. The increase in revenues for the second quarter of 1997 compared to the second quarter of 1996 was primarily attributable to an increase of five in the average number of ships in service with enhanced large spa facilities, which generated greater aggregate revenues to the Company than the aggregate revenues generated by the five non-spa ships on average which the Company served in the second quarter of 1996, but did not serve in the second quarter of 1997. The Company had 742 shipboard staff members in service on average in the second quarter of 1997 compared to 692 shipboard staff members in service on average in the second quarter of 1996. Revenues per staff per day increased by 11.6% in the second quarter of 1997 compared to the second quarter of 1996.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 79.2% in the second quarter of 1997 from 79.4% in the second quarter of 1996. This decrease was due to increases in productivity of onboard staff during the second quarter of 1997 compared to the second quarter of 1996 as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to services on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 67.1% in the second quarter of 1997 from 69.0% in the second quarter of 1996. This decrease was due to increases in productivity of onboard staff during the second quarter of 1997 compared to the second quarter of 1996 as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to products sales on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 12.3% in the second quarter of 1997 from 13.2% in the second quarter of 1996 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the second quarter of 1997 over the aggregate revenues generated from non-spa ships in service during the second quarter of 1996, which were not in service in the second quarter of 1997. Additionally, operating expenses as a percentage of revenues decreased due to a decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the period. These decreases were partially offset by an increase in administrative expenses as a percentage of revenues related to compliance with the Company's reporting obligations under the federal securities laws.

        PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 8.6% for the second quarter of 1997 from an overall effective rate of 27.4% for the second quarter of 1996 due to the tax savings realized as a result of the liquidation of CTO in the fourth quarter of 1996. Without the amortization of intangibles and interest, the overall effective rate for the three months ended June 30, 1997 would have been 7.4% compared to 20.1% for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         REVENUES. Revenues increased approximately 19.5%, or $6.4 million, to $39.7 million for the six months ended June 30, 1997 from $33.3 million for the six months ended June 30, 1996. Of this increase, $2.8 million was attributable to increases in services provided on cruise ships and $3.6 million was attributable to increases in sales of products. The increase in revenues for the first half of 1997 compared to the same period in the prior year was primarily attributable to an increase of seven in the average number of ships in service with enhanced large spa facilities, which generated greater aggregate revenues to the Company than the aggregate revenues generated by the eight non-spa ships on average which the Company served during the first six months of 1996, but did not serve during the comparable period of 1997. The Company had 736 shipboard staff members in service on average during the six months ended June 30, 1997 compared to 679 shipboard staff members in service on average during the six months ended June 30, 1996. Revenues per staff per day increased by 12.1% in the first half of 1997 compared to the comparable period of 1996.

         COST OF SERVICES. Cost of services as a percentage of services revenue increased to 78.8% in the first six months of 1997 from 76.9% for the first six months of 1996. This increase was due to an increase in rent allocable to services on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997. This increase was partially offset by increases in productivity of onboard staff during the second quarter of 1997.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 68.1% in the first six months of 1997 from 74.3% for the first six months of 1996. This decrease was primarily due to the lower product costs realized during the entire first six months of 1997 as compared to the realization of such lower costs for less than the entire first six months of 1996 as a result of the Company's acquisition of the "Elemis" and "La Therapie" product lines in March 1996 (previously supplied to the Company by third parties); partially offset by an increase in rent allocable to products sales on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 12.8% for the first six months of 1997 from 13.1% for the first six months of 1996 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the first six months of 1997 over the aggregate revenues generated from non-spa ships in service during the first six months of 1996, which were not in service during the comparable period of 1997. Additionally, operating expenses as a percentage of revenues decreased due to a decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the period. These decreases were partially offset by an increase in administrative expenses as a percentage of revenues related to compliance with the Company's reporting obligations under the federal securities laws.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 8.7% for the first six months of 1997 from an overall effective rate of 28.0% for the first six months of 1996 due to the tax savings realized as a result of the liquidation of CTO in the fourth quarter of 1996. Without the amortization of intangibles and interest, the overall effective rate for the six months ended June 30, 1997 would have been 7.3% compared to 20.2% for the six months ended June 30, 1996.

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

         In November 1996, the Company issued 828,000 of its common shares pursuant to the initial public offering of common shares in November 1996 (the "IPO") (which also included shares of a selling shareholder), which generated net proceeds of approximately $9.7 million to the Company. Approximately $3.4 million of the net proceeds were used to repay the remaining outstanding indebtedness assumed by the Company in connection with the contribution to the capital of the Company of the assets of the Maritime Division and the common stock of CTO. During the first quarter of 1997, approximately $3.2 million of such proceeds were used to pay the estimated United States federal and state income tax liability incurred in connection with the liquidation of CTO (the "CTO Tax Payment"). The remaining net proceeds, in the approximate amount of $3.1 million, will be used for working capital purposes and have been invested in cash equivalents and high grade commercial paper.

         During the first six months of 1997, cash flow from operating activities was $3.1 million (reflecting, among other things, the $3.2 million CTO Tax Payment), compared to $3.8 million for the first six months of 1996. At June 30, 1997, the Company had working capital of approximately $18.2 million compared to $12.6 million at December 31, 1996.

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

INFLATION

         The Company does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for leisure activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a number of cruise passengers reside, could have a material adverse effect on the cruise industry, upon which the Company is dependent.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: the Company's dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; the Company's dependence on the cruise industry and its being subject to the risks of that industry; the Company's obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by the Company from passengers; the Company's dependence on a limited number of cruise lines and on a single product manufacturer; the Company's dependence for its success on its ability to recruit and retain qualified personnel; changes in the non-U.S. tax status of the Company's principal subsidiary; changing competitive conditions; changes in laws and government regulations applicable to the Company and the cruise industry; and product liability or other claims against the Company by customers of the Company's products or services. The risks to which the Company is subject are more fully described under "Certain Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 6, 1997. At the Annual Meeting, Clive E. Warshaw was elected as a director based on the results of the vote indicated below, and the terms of office of the following directors continued after the Annual Meeting: Charles E. Finkelstein, Leonard I. Fluxman, Jonathan D. Mariner, Steven J. Preston and Michele Steiner Warshaw. The votes cast with respect to the election of Mr. Warshaw were as follows: 6,383,206 shares were voted for Mr. Warshaw and no votes were voted against Mr. Warshaw or were withheld.

         In addition, at the Annual Meeting, a proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ended December 31, 1997 was submitted to the shareholders with the following results: 6,381,569 shares were voted in favor of that proposal, 237 shares were voted against that proposal and 1,400 shares abstained from such vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       EXHIBITS

         The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

         3.2 Amended and Restated Articles of Association of Steiner Leisure Limited

         27        Financial Data Schedule

         (b)       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1997


                                  STEINER LEISURE LIMITED
                                  ------------------------------------------
                                   (Registrant)




                                  /s/ Clive E. Warshaw
                                  ------------------------------------------
                                  Chairman of the Board and Chief Executive
                                  Officer




                                  /s/ Leonard I. Fluxman
                                  ------------------------------------------
                                  Chief Operating Officer and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)