Form 10-Q
period 1997-09-30
STEINER LEISURE LTD
filed 1997-11-14
CIK 1018946

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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



           ----------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                  CLASS                                     OUTSTANDING

      Common Shares, par value (U.S.) $.01            10,799,990 shares as of
      per share                                          November 13, 1997

                            STEINER LEISURE LIMITED

                                     INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 1996
        and September 30, 1997 (Unaudited).............................   3

        Condensed  Consolidated  Statements of Operations for the Three
        and Nine  Months  ended  September  30,  1996  (Unaudited)  and
        September 30, 1997 (Unaudited).................................   4

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 (Unaudited) and September 30,
        1997 (Unaudited)...............................................   5

        Notes to Condensed Consolidated Financial Statements
        (Unaudited)....................................................   6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   8


PART II.  OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds......................   13

ITEM 6. Exhibits and Reports on Form 8-K...............................   14

SIGNATURES.............................................................   15

EXHIBIT INDEX..........................................................   16

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 December 31,    September 30,
                     ASSETS                         1996             1997
                     ------                     -------------    -------------
                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                     $13,625,000     $ 9,773,000
   Marketable securities                                -         10,370,000
   Accounts receivable                             3,413,000       3,255,000
   Inventories                                     5,232,000       4,627,000
   Other current assets                              810,000       1,113,000
                                                 -----------      ----------
     Total current assets                         23,080,000      29,138,000

PROPERTY AND EQUIPMENT, net                        2,211,000       2,229,000

INTANGIBLE ASSETS, net                             1,111,000            -

OTHER ASSETS                                         254,000         558,000
                                                 -----------     -----------
     Total assets                                $26,656,000     $31,925,000
                                                 ===========     ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $ 2,041,000     $ 1,610,000
   Accrued expenses                                3,732,000       5,171,000
   Current portion of capital lease obligations      106,000          83,000
   Current maturities of long-term debt              217,000            -
   Income taxes payable                            4,389,000         654,000
                                                 -----------     -----------
     Total current liabilities                    10,485,000       7,518,000
                                                 -----------     -----------

CAPITAL LEASE OBLIGATIONS, net of current
    portion                                           91,000          47,000
                                                 -----------     -----------

COMMITMENTS

SHAREHOLDERS' EQUITY:
    Preferred shares, $.01 par value;
      10,000,000 shares authorized, none
      issued and outstanding                            -               -
    Common shares, $.01 par value;
      20,000,000 shares authorized,
      and 10,800,000 shares issued and
      outstanding at December 31, 1996
      and September 30, 1997                         108,000         108,000
    Additional paid-in capital                    10,496,000      10,503,000
    Foreign currency translation adjustment          218,000          76,000
    Retained earnings                              5,258,000      13,674,000
    Unrealized loss on investments                      -             (1,000)
                                                 -----------     -----------
     Total shareholders' equity                   16,080,000      24,360,000
                                                 -----------     -----------

     Total liabilities and shareholders' equity  $26,656,000     $31,925,000
                                                 ===========     ===========

                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                  (UNAUDITED)


                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                         -------------------------  -------------------------
                                            1996          1997          1996          1997
                                        ------------  ------------  ------------  -----------

REVENUES:
   Services                             $11,297,000   $13,307,000   $32,098,000   $36,944,000
   Products                               6,833,000     8,826,000    19,293,000    24,929,000
                                        -----------   -----------   -----------   -----------
     Total revenues                      18,130,000    22,133,000    51,391,000    61,873,000
                                        -----------   -----------   -----------   -----------

COST OF SALES:
    Cost of services                      8,538,000    10,342,000    24,537,000    28,975,000
    Cost of products                      4,837,000     6,045,000    14,092,000    17,009,000
                                        -----------   -----------   -----------   -----------
     Total cost of sales                 13,375,000    16,387,000    38,629,000    45,984,000
                                        -----------   -----------   -----------   -----------
     Gross profit                         4,755,000     5,746,000    12,762,000    15,889,000
                                        -----------   -----------   -----------   -----------
OPERATING EXPENSES:
    Administrative                          907,000       989,000     2,249,000     2,828,000
    Salary and payroll taxes              1,015,000     1,102,000     2,805,000     3,261,000
    Amortization of intangibles             620,000          -        1,858,000     1,089,000
                                        -----------   -----------   -----------   -----------
     Total operating expenses             2,542,000     2,091,000     6,912,000     7,178,000
                                        -----------   -----------   -----------   -----------

     Income from operations               2,213,000     3,655,000     5,850,000     8,711,000
                                        -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
    Interest income                          13,000       246,000        50,000       608,000
    Interest expense                        (74,000)       (4,000)     (252,000)      (12,000)
                                        -----------   -----------   -----------   -----------
     Total other income (expense)           (61,000)      242,000      (202,000)      596,000
                                        -----------   -----------   -----------   -----------

     Income before provision
        for income taxes                  2,152,000     3,897,000     5,648,000     9,307,000

PROVISION FOR INCOME TAXES                  433,000       419,000     1,412,000       891,000
                                        -----------   -----------   -----------   -----------

NET INCOME                              $ 1,719,000   $ 3,478,000   $ 4,236,000   $ 8,416,000
                                        ===========   ===========   ===========   ===========

NET INCOME PER SHARE                    $      0.18   $      0.31   $      0.44   $      0.76
                                        ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES
    OUTSTANDING                           9,558,000    11,115,000     9,558,000    11,062,000
                                        ===========   ===========   ===========   ===========


                The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                       1996             1997
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  4,236,000     $  8,416,000
Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                   2,271,000        1,617,000
     Accretion of debt discount                        114,000             -
     Share options issued to nonemployees                 -               7,000
     (Increase) decrease in-
       Accounts receivable                           1,520,000           82,000
       Inventories                                  (1,726,000)         498,000
       Other current assets                            (36,000)        (308,000)
       Other assets                                 (1,179,000)        (299,000)
     Increase (decrease) in-
       Accounts payable                                432,000         (392,000)
       Accrued expenses                                159,000        1,458,000
       Income taxes payable                               -          (3,690,000)
                                                  ------------     ------------
         Net cash provided by operating
            activities                               5,791,000        7,389,000
                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                              -         (10,371,000)
    Capital expenditures                                (6,000)        (552,000)
    Acquisitions, net of cash acquired                 105,000             -
    Advances to related parties                     (2,689,000)            -
    Collection of advances to related parties          202,000             -
                                                  ------------     ------------
         Net cash used in investing activities      (2,388,000)     (10,923,000)
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations              (37,000)         (63,000)
    Payments on long-term debt                      (1,904,000)        (217,000)
    Payments on advances from related parties       (1,092,000)            -
                                                  ------------     ------------
         Net cash used in financing activities      (3,033,000)        (280,000)
                                                  ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   -             (38,000)

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                               370,000       (3,852,000)
CASH AND CASH EQUIVALENTS, beginning of period       1,397,000       13,625,000
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, end of period          $  1,767,000     $  9,773,000
                                                  ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
     Cash paid during the period for-

     Interest                                     $    126,000     $     12,000
                                                  ============     ============

     Income taxes                                 $    875,000     $  4,579,000
                                                  ============     ============

                The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF  PRESENTATION  OF  INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (A)  MARKETABLE SECURITIES-

Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As of September 30, 1997, the carrying value of marketable securities approximates fair value.

      (B)  AMORTIZATION-

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

(4)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                            December 31,  September 30,
                                                1996          1997
                                            ------------  -------------
                                                           (Unaudited)

       Operative commissions                $    963,000   $ 1,017,000
       Guaranteed minimum rentals              1,333,000     1,542,000
       Bonuses                                   440,000       558,000
       Staff shipboard accommodations            163,000       209,000
       Other                                     833,000     1,845,000
                                            ------------   -----------
                                            $  3,732,000   $ 5,171,000
                                            ============   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States or United Kingdom taxation. More than 72% of the Company's income for the first nine months of 1997 is not subject to United States or United Kingdom income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and is subject to additional state taxes and may be subject to local income, franchise and other taxes. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries of the Company which accounted for a total of 19% of the Company's pre-tax income for the first nine months of 1997, will be subject to U.K. tax rates (generally up to 33%).

      EARNINGS PER SHARE. Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997. The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock. The Company does not expect the adoption of this pronouncement to materially impact earnings per share.

      Effective October 24, 1997, the Board of Directors of the Company approved a 3 for 2 share split, effected as a share dividend, effective for shareholders of record as of October 13, 1997. All per share data presented has been retroactively adjusted to give effect to the 3 for 2 share split.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                        ------------------     -----------------
                                          1996       1997        1996      1997
                                        -------    -------     -------   -------
Revenues:
   Services............................   62.3%      60.1%       62.5%    59.7%
   Products............................   37.7       39.9        37.5     40.3
                                        -------    -------     -------   -------
     Total revenues....................  100.0      100.0       100.0    100.0
                                        -------    -------     -------   -------
Cost of sales:
   Cost of services....................   47.1       46.7        47.7     46.8
   Cost of products....................   26.7       27.3        27.4     27.5
                                        -------    -------     -------   -------
     Total cost of sales...............   73.8       74.0        75.1     74.3
                                        -------    -------     -------   -------
Gross profit                              26.2       26.0        24.9     25.7
Operating expenses:
   Administrative......................    5.0        4.5         4.4      4.5
   Salary and payroll taxes............    5.6        5.0         5.5      5.3
   Amortization of intangibles.........    3.4         -          3.6      1.8
                                        -------    -------     -------   -------
     Total operating expenses..........   14.0        9.5        13.5     11.6
                                        -------    -------     -------   -------
     Income from operations............   12.2       16.5        11.4     14.1
Other income (expense).................   (0.3)       1.1        (0.4)     0.9
                                        -------    -------     -------   -------
Income before provision for
   income taxes........................   11.9       17.6        11.0     15.0
Provision for income taxes.............    2.4        1.9         2.7      1.4
                                        -------    -------     -------   -------
Net income.............................    9.5%      15.7%        8.3%    13.6%
                                        =======    =======     =======   =======

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      REVENUES. Revenues increased approximately 22.1%, or $4.0 million, to $22.1 million in the third quarter of 1997 from $18.1 million in the third quarter of 1996. Of this increase, $2.0 million was attributable to increases in services provided on cruise ships and $2.0 million was attributable to increases in sales of products. The increase in revenues for the third quarter of 1997 compared to the third quarter of 1996 was primarily attributable to an increase of five in the average number of ships in service with enhanced large spa facilities, which generated greater aggregate revenues to the Company than the aggregate revenues generated by the five non-spa ships on average which the Company served in the third quarter of 1996, but did not serve in the third quarter of 1997. The Company had 778 shipboard staff members in service on average in the third quarter of 1997 compared to 708 shipboard staff members in service on average in the third quarter of 1996. Revenues per staff per day increased by 10.3% in the third quarter of 1997 compared to the third quarter of 1996.

      COST OF SERVICES. Cost of services as a percentage of services revenue increased to 77.7% in the third quarter of 1997 from 75.6% in the third quarter of 1996. This increase was due to increases in rent allocable to services on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997. This increase was partially offset by increases in productivity of onboard staff during the third quarter of 1997 compared to the third quarter of 1996 as well as increased revenues on ships where the Company is subject to minimum annual rental payments.

      COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 68.5% in the third quarter of 1997 from 70.8% in the third quarter of 1996. This decrease was due to increases in productivity of onboard staff during the third quarter of 1997 compared to the third quarter of 1996 as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to products sales on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

      OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.5% in the third quarter of 1997 from 14.0% in the third quarter of 1996 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the third quarter of 1997 over the aggregate revenues generated from non-spa ships in service during the third quarter of 1996, which were not in service in the third quarter of 1997. Additionally, operating expenses as a percentage of revenues decreased due to a decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the second quarter of 1997.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 10.8% for the third quarter of 1997 from an overall effective rate of 20.1% for the third quarter of 1996 due to the tax savings realized as a result of the liquidation of CTO in the fourth quarter of 1996. Without the amortization of intangibles and interest, the overall effective rate for the three months ended September 30, 1997 would have been 10.8% compared to 15.3% for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      REVENUES. Revenues increased approximately 20.4%, or $10.5 million, to $61.9 million for the nine months ended September 30, 1997 from $51.4 million for the nine months ended September 30, 1996. Of this increase, $4.9 million was attributable to increases in services provided on cruise ships and $5.6 million was attributable to increases in sales of products. The increase in revenues for the first nine months of 1997 compared to the same period in the prior year was primarily attributable to an increase of six in the average number of ships in service with enhanced large spa facilities, which generated greater aggregate revenues to the Company than the aggregate revenues generated by the seven non-spa ships on average which the Company served during the first nine months of 1996, but did not serve during the comparable period of 1997. The Company had 750 shipboard staff members in service on average during the nine months ended September 30, 1997 compared to 689 shipboard staff members in service on average during the nine months ended September 30, 1996. Revenues per staff per day increased by 11.4% during the first nine months of 1997 compared to the comparable period of 1996.

      COST OF SERVICES. Cost of services as a percentage of services revenue increased to 78.4% in the first nine months of 1997 from 76.4% for the first nine months of 1996. This increase was due to an increase in rent allocable to services on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997. This increase was partially offset by increases in productivity of onboard staff during the third quarter of 1997.

      COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 68.2% in the first nine months of 1997 from 73.0% for the first nine months of 1996. This decrease was primarily due to the lower product costs realized during the entire first nine months of 1997 as compared to the realization of such lower costs for less than the entire first nine months of 1996 as a result of the Company's acquisition of the "Elemis" and "La Therapie" product lines in March 1996 (previously supplied to the Company by third parties), which was partially offset by an increase in rent allocable to products sales on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

      OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 11.6% for the first nine months of 1997 from 13.5% for the first nine months of 1996 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the first nine months of 1997 over the aggregate revenues generated from non-spa ships in service during the first nine months of 1996, which were not in service during the comparable period of 1997. Additionally, operating expenses as a percentage of revenues decreased due to a decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the period. These decreases were partially offset by an increase in administrative expenses as a percentage of revenues related to compliance with the Company's reporting obligations under the federal securities laws.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 9.6% for the first nine months of 1997 from an overall effective rate of 25.0% for the first nine months of 1996 due to the tax savings realized as a result of the liquidation of CTO in the fourth quarter of 1996. Without the amortization of intangibles and interest, the overall effective rate for the nine months ended September 30, 1997 would have been 8.6% compared to 18.4% for the nine months ended September 30, 1996.

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

      In November 1996, the Company issued 1,242,000 (as adjusted to reflect the 3 for 2 share split in October 1997) of its common shares pursuant to the initial public offering of common shares in November 1996 (the "IPO") (which also included shares of a selling shareholder), which generated net proceeds of approximately $9.7 million to the Company. Approximately $3.4 million of the net proceeds were used to repay the remaining outstanding indebtedness assumed by the Company in connection with the contribution to the capital of the Company of the assets of the Maritime Division and the common stock of CTO. During the first quarter of 1997, approximately $3.2 million of such proceeds were used to pay the estimated United States federal and state income tax liability incurred in connection with the liquidation of CTO (the "CTO Tax Payment"). The remaining net proceeds, in the approximate amount of $3.1 million, will be used for working capital purposes and have been invested in cash equivalents and high grade commercial paper.

      During the first nine months of 1997, cash flow from operating activities was $7.4 million (reflecting, among other things, the $3.2 million CTO Tax Payment), compared to $5.8 million for the first nine months of 1996. At
September 30, 1997, the Company had working capital of approximately $21.6 million compared to $12.6 million at December 31, 1996.

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

                          PART II - OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

            On November 12, 1996, the Company's Registration Statement on Form F-1 under the Securities Act of 1933, as amended, File No. 333-5266, with respect to the initial public offering of its common shares at a price of $13.00 per share (the "Offering") was declared effective by the Securities and Exchange Commission. The Offering commenced on November 13, 1996. A total of 828,000 common shares (aggregate offering price of $10,764,000) were registered and sold on behalf of the Company and a total of 4,269,240 common shares (aggregate offering price of $55,500,120) were registered and sold on behalf of a selling shareholder. The net proceeds to the Company from the Offering, after deducting total expenses in the amount of $1,067,613, were $9,696,387. The Offering terminated, and all of the securities registered in connection therewith were sold. The managing underwriters of the Offering were Furman Selz LLC and Raymond James & Associates, Inc.

            In connection with the Offering, the Company incurred the following estimated expenses for the indicated purposes:

            Underwriting discounts and
              Commissions                                 $753,480

            Expenses paid to or for
              Underwriters                                $  2,265

            Other expenses                                $311,868

            The net proceeds to the Company from the Offering have been applied, through September 30, 1997, in the following amounts toward the indicated purposes:

            Repayment of indebtedness                     $3,429,661

            Payment of federal and state
              estimated tax liability                     $3,231,132

            Temporary investment (commercial
              paper, AA+ and AAA rated,
              through a commercial bank)                  $3,035,594

            The use of proceeds of the Offering described above does not represent a material change in the use of proceeds described in the prospectus which formed a part of the Registration Statement.

            None of the payments described above, other than those with respect to repayment of indebtedness, represent direct or indirect payment to directors, officers, general partners of the issuer or their associates; persons owning ten percent or more of any class of equity securities of the issuer; or affiliates of the issuer.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    EXHIBITS

      The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

       3.2   Amended and  Restated  Articles of  Association  of Steiner Leisure
             Limited

       10.13 Form of Option Agreement Under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Stock Options.(1)

       10.14 Form of Option Agreement Under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Stock Options.(2)

       11    Computation of Earnings Per Share

       27    Financial Data Schedule

       (b)   REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.



------------------
(1) Management contract or compensatory plan or agreement. Executed by Leonard Fluxman and Amanda Francis in connection with grants of options under the indicated plan made in November 1996.

(2) Management contract or compensatory plan or agreement. Executed by Clive E. Warshaw, Michele Steiner Warshaw and Sean Harrington in connection with grants of options under the indicated plan made in November 1996.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1997


                                             STEINER LEISURE LIMITED
                                             -----------------------------------
                                                (Registrant)



                                             /S/ CLIVE E. WARSHAW
                                             -----------------------------------
                                             Clive E. Warshaw
                                             Chairman  of the  Board and Chief
                                             Executive Officer



                                             /S/ LEONARD I. FLUXMAN
                                             -----------------------------------
                                             Leonard I. Fluxman
                                             Chief   Operating   Officer   and
                                             Chief      Financial      Officer
                                             (Principal      Financial     and
                                             Accounting Officer)