Form 10-K405
period 1997-12-31
STEINER LEISURE LTD
filed 1998-03-31
CIK 1018946

================================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
            SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM _________________ TO ________________

                          COMMISSION FILE NUMBER : 0-28972
                              STEINER LEISURE LIMITED
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      COMMONWEALTH OF THE BAHAMAS                                98-0164731
     (STATE OR  OTHER JURISDICTION                            (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
SUITE 104A, SAFFREY SQUARE, NASSAU, THE BAHAMAS
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   NOT APPLICABLE
                                                                 (ZIP CODE)

         Registrant's telephone number, including area code: (242) 356-0006

            Securities registered pursuant to Section 12(b) of the Act:
                                        None

            Securities registered pursuant to Section 12(g) of the Act:
                   Common Shares, par value (U.S.) $.01 per share

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998 was approximately $400,834,223.

   As of March 25, 1998, 10,958,016 of the registrant's Common Shares, par value (U.S.) $.01 per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, which will be filed on or before April 30, 1998, are incorporated by reference in Part III hereof.


================================================================================

                               TABLE OF CONTENTS
                                                                            PAGE


PART I........................................................................1

     ITEM 1.     BUSINESS.....................................................1
                 General......................................................1
                 Cruise Industry Overview.....................................1
                 Business Strategy............................................2
                 Growth Strategy..............................................3
                 Cruise Line Customers........................................4
                 Shipboard Services...........................................5
                 Facilities Design............................................6
                 Hours of Operation...........................................6
                 Recruiting and Training......................................6
                 Products.....................................................6
                 Marketing and Promotion......................................7
                 Cruise Line Concession Agreements............................7
                 Competition   ...............................................8
                 Regulation...................................................8
                 Employees....................................................8

     ITEM 2.     PROPERTIES..................................................12

     ITEM 3.     LEGAL PROCEEDINGS...........................................12

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........12

     EXECUTIVE OFFICERS OF THE REGISTRANT.....................................9

PART II......................................................................11

     ITEM 5.     MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.........................................14

     ITEM 6.     SELECTED FINANCIAL DATA.....................................15

     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................17

     CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS................20

     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................29

     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE....................................29

PART III.....................................................................26

     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........30

     ITEM 11.    EXECUTIVE COMPENSATION......................................30

     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..................................................30

     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............30

PART IV......................................................................27


     ITEM 14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON
                 FORM 8-K....................................................31

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

      Steiner Leisure Limited (including, unless the context otherwise requires, its subsidiaries and predecessors, "Steiner Leisure" or the "Company") was organized as an international business company ("IBC") under the laws of The Bahamas in October 1995 as the successor to Steiner Group Limited, now known as STGR Limited, a family-owned business founded in 1934 in the United Kingdom ("Steiner Group"). The Company commenced operations in November 1995 with the contribution to its capital of substantially all of the cruise-related assets of the maritime division (the"Maritime Division") of Steiner Group and the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a subsidiary of Steiner Group acquired in June 1994. The Company is the leading provider of spa services and skin and hair care products on board cruise ships worldwide. The Company strives to create an engaging and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. In addition, the Company develops and markets premium priced, high quality personal care products which are sold primarily in connection with the services the Company provides and, to a lesser extent, through third party land-based salon and retail channels. As of March 1, 1998, the Company served 94 cruise ships representing 23 cruise lines including Carnival, Royal Caribbean, Princess, Norwegian, Celebrity and Cunard, pursuant to agreements with cruise lines ("Cruise Line Concession Agreements") ranging in duration from one to six years. See "--Cruise Line Concession Agreements."

      The Company provides its cruise ship services in treatment and fitness facilities. On newer ships the Company's services are provided in enhanced, large spa facilities, many of which offer hydrotherapy (water based) treatments and enlarged fitness and treatment areas, generally located in a single passenger activity area. Thirty-Two of the 94 ships served by the Company as of March 1, 1998 have such spa facilities. The Company's services include massage, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, hair styling, manicures, pedicures and a variety of other specialized body treatments designed to capitalize on the growing consumer trend towards health awareness, personal care and fitness. As of March 1, 1998, ships with large spas were staffed by the Company with an average of approximately 15 employees, as compared to an average of approximately five Company employees on other ships.

      Effective December 1995 and January 1996, respectively, the Company acquired its two major product lines, "Elemis" and "La Therapie", and Elemis Limited, which arranges for the production, packaging and supply of the Company's products. These product lines are sourced primarily from a premier French manufacturer and packaged and shipped by the Company. The Company also sells a variety of hair care products under the Steiner name that are manufactured by an unaffiliated entity. The Company offers over 160 different products, including beauty products such as aromatherapy oils, cleansers, creams and other skin care products and accessories and hair care products such as shampoos, moisturizers and lotions. During 1997, services and products accounted for approximately 60% and 40% of the Company's revenues, respectively.

CRUISE INDUSTRY OVERVIEW

      The passenger cruise industry has experienced substantial growth over the past 30 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. The Company serves ships in all of these segments. According to Cruise Lines International Association ("CLIA"), an industry trade group, the number of passengers who took cruises marketed primarily to North American consumers ("North American Cruises") increased by approximately nine percent in 1997 over 1996. According to CLIA, the number of passengers taking North American Cruises has grown from approximately 2.2 million in 1985 to approximately 5.0 million in 1997, representing a compound annual growth rate of approximately seven percent, including a decline from approximately 4.5 million to approximately 4.4 million in 1995, prior to an increase to 4.6 million in 1996. For the reasons discussed below under "Certain Factors That Might Affect Future Operating Results--Dependence on Cruise Industry," there can be no assurance, however, that the North American cruise industry will experience continued growth in 1998 or at any time in the future, or that it will not experience future decreases in passengers. As of March 1, 1998, the Company served 94 ships, approximately 78 of which the Company believes offered North American Cruises. According to CLIA, approximately 131 ships offered North American Cruises at the end of 1997.

      In recent years, cruise lines in general have been building larger ships with large spas dedicated to the types of health, beauty and fitness services offered by the Company. Generally, these large spas, many of which include hydrotherapy treatments, offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched decor. With increasing frequency, the Company has participated in the design of these facilities. Of the 94 ships served by the Company as of March l, 1998, 32 had such large spa facilities and the Company believes that five of the seven new ships coming into service during the remainder of 1998 operated by cruise lines served by the Company will also contain such large spa facilities. There can be no assurance that the Company will serve any ships not currently subject to an agreement.

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

MAINTAIN CLOSE RELATIONSHIPS WITH THE CRUISE LINES. The Company believes that because of its high level of customer satisfaction and the revenues it has generated for cruise lines, it has developed strong relationships with the cruise lines served by it that will contribute to the Company's future growth. The Company believes that its performance has enabled it to obtain extensions of almost every Cruise Line Concession Agreement that has expired since 1990. During 1997, Holland America Line, representing an aggregate of eight ships in service at March 1, 1998, renewed its Cruise Line Concession Agreement with the Company. This agreement has a term of six years. Since 1990, agreements with respect to a total of nine ships have not been extended by cruise lines. Of the nine ships, agreements with respect to two ships were not renewed as a result of the cruise line's discontinuance of the services provided by the Company, and seven ships were not renewed as a result of the cruise lines' decisions to engage another entity or use their own personnel to provide the services. Of the seven ships, four were subsequently served under new Cruise Line Concession Agreements.

GROWTH STRATEGY

   The Company's strategy for continued growth includes the following principal elements:

EXPAND WITH PRESENT CRUISE LINE CUSTOMERS. The Company believes that its success in providing high quality services and products and generating revenues for the cruise lines will enable it to grow as the number of ships operated by its current cruise line customers expands. From 1990 to March 1, 1998, cruise lines with which the Company had Cruise Line Concession Agreements brought into service a total of 42 newly constructed ships not covered by then-existing agreements, all of which were subsequently served by the Company. As of March 1, 1998, cruise lines served by the Company are scheduled to introduce seven ships in service through the end of 1998. The Company expects to perform services on seven of these ships, including six that are subject to agreements with the Company. In addition, seven of the ten ships scheduled to enter service in 1999 on behalf of cruise lines that the Company serves are covered by agreements with the Company. There can be no assurance that the Company will serve any ships not currently subject to an agreement or that the Company's present cruise line customers will not retire older, smaller ships.

OBTAIN NEW CRUISE LINE CONCESSION AGREEMENTS. The Company seeks to obtain Cruise Line Concession Agreements from existing cruise lines with which the Company currently does not have such agreements, as well as from newly formed cruise lines. Since 1990, the Company has obtained Cruise Line Concession Agreements with 12 new cruise line customers.

CAPITALIZE ON GROWTH IN SIZE AND QUALITY OF SHIPBOARD FACILITIES. In response to passenger demand, an increasing number of cruise ships offer spa facilities many of which include hydrotherapy treatments, in addition to enlarged fitness and treatment areas. Newer facilities generally are located on higher profile decks, have enriched decor and offer all of the Company's services and products in a single passenger activity area. These enhanced facilities foster the cross-selling of services and products and enable the Company to serve a larger number of passengers. With increasing frequency, the Company has participated in the design of these facilities. The Company believes that its participation has resulted in the construction of facilities permitting improved quality of service and increased revenues to the Company and those cruise lines. Of the ships served by the Company at March 1, 1998, 32 had large spa facilities, as will, the Company believes, five of the seven ships coming into service in 1998 for cruise lines currently served by the Company. There can be no assurance that the Company's agreements will be extended to cover any ships beyond the six new ships covered by agreements. As of March 1, 1998, ships with large spas were staffed by the Company with an average of approximately 15 employees, as compared to an average of approximately five employees on other Company ships.

CONTINUE TO INCREASE PRODUCT SALES. Sales of the Company's products have increased at a compound annual growth rate of 40% for the years 1993 through 1997. The Company's products are sold primarily to cruise ship passengers and, in addition, to land-based customers. The Company believes that there is a significant opportunity to increase its product sales to third party land-based salons, retail stores and other retail channels. The Company opened sales counters at two leading London department stores during 1995 and 1996, respectively. The Elemis Beautiful Skin Centres land-based day spas proposed to be franchised by the Company would provide an additional land-based distribution channel for the Company's Elemis products. See "Growth by Acquisition" below.

INCREASING SHIPBOARD PRODUCTIVITY. Improved staff productivity on board ships is a significant factor contributing to the Company's overall growth. The gross revenue attributable to each shipboard staff member per day that a ship is in service is expressed as a "gross per day." The Company's average gross per day has increased each year, from $206 in 1993 to $286 in 1997. During 1997, ships with large spa facilities had an average gross per day of $326 while ships without large spa facilities had average gross per day during 1997 of $238. There can be no assurance that the gross per day will continue to increase.

GROWTH BY ACQUISITION. The Company has expanded its operations through its acquisitions of CTO, which provided services to the cruise industry similar to those provided by the Company, in 1994, the formulations for the "Elemis" and "La Therapie" product lines, effective December 1995, and Elemis Limited, effective January 1996. See "Products."

In January 1998, the Company, through EBSC International Limited (the "Franchisor" or "EBSC"), a Bahamas IBC owned 85% by the Company, acquired for $675,000 the intellectual property (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). The Company proposes to franchise the BSC concept, initially in Hong Kong and, possibly, in other locations in Asia, and, subsequently, elsewhere that the Company deems appropraite under the name "Elemis Beautiful Skin Centre" or similar names. The initial franchise area development agreement for the operation of Elemis Beautiful Skin Centres in Hong Kong is with the seller of the BSC Rights (the "Seller"), which also owns 15% of the Franchisor. The three current BSC units, which are owned by the Seller and are proposed to be the initial franchised units, offer a variety of high quality skin care treatments, similar to those offered to the Company's shipboard customers and sell the Company's Elemis products. Any additional Elemis Beautiful Skin Centres would offer similar services and products. The Company expects that the operations of the Franchisor will not have a material effect on the Company's earnings for 1998.

During the next few years the Company will consider additional acquisitions of land-based or maritime-based businesses which it deems compatible with its operations and future plans. There can be no assurance, however, that the Company will be successful in effecting any acquisition transaction on terms favorable to the Company.

CRUISE LINE CUSTOMERS

      As of March 1, 1998, the Company provided its services and products to 23 cruise lines representing a total of 94 ships, including most of the major cruise lines offering North American Cruises.

      The numbers of ships served as of March 1, 1998 under Cruise Line Concession Agreements with the respective cruise lines are listed below:

                       NO. OF SHIPS                           NO. OF SHIPS
   CRUISE LINE     COVERED BY AGREEMENT     CRUISE LINE     COVERED BY AGREEMENT
   -----------     --------------------     -----------     --------------------
Airtours(1) (2)              2            Orient                    1
Blasco                       1            P&O European Ferries(3)   1
Carnival(1)                 12            P&O Cruises(3)(4)         3
Celebrity(5)                 5            Poetto                    1
Costa(1)                     5            Premier                   6
Crystal                      2            Princess(3)               8
Cunard(6)                    5            Royal Caribbean          12
Diamond Seven Seas           2            Saga                      1
Fred Olsen                   2            Seabourn(1)               3
Holland America(1)           8            Silversea                 2
Louis                        2            UNICOM                    1
                                          ------                   --
Norwegian                    9            Total                    94


(1) Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Holland America, and 50% and approximately 30% of the shares of Seabourn and Airtours, respectively, and owns Costa jointly with Airtours.
(2)   One of the ships is served pursuant to an oral agreement with Airtours.
(3) P&O European Ferries, P&O Cruises and Princess are subsidiaries of The Peninsular & Oriental Steam Navigation Company.
(4)   One of the ships is served pursuant to an oral agreement with P&O Cruises.
(5)   Celebrity is owned by Royal Carribean.
(6)   Two of the ships are served pursuant to oral agreements with Cunard.

      In addition to the ships currently served by the Company, the Company's Cruise Line Concession Agreements covered, as of March 1, 1998, a total of 13 ships which are expected to come into service through the remainder of 1998 and 1999. The cruise lines for which these ships will enter service and the expected years of introduction into service are as follows: Carnival (one ship in 1998 and one ship in 1999); Holland America (two ships in 1999); Royal Caribbean (one ship in 1998 and one ship in 1999); Princess (one ship in 1998); Disney (one ship in 1998 and one ship in 1999); and Renaissance (two ships in 1998 and two ships in 1999).

      The Company has had no Cruise Line Concession Agreement terminated prior to its expiration date since 1990. All other early terminations have either been as a result of ships being retired from service or transferred to another cruise line, and the bankruptcy of a cruise line, and almost all of the Cruise Line Concession Agreements which have expired have been extended beyond their specified expiration dates. See "--Cruise Line Concession Agreements."

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

FITNESS FACILITIES

      As of March 1, 1998, the Company operated fitness facilities on 53 of the ships it served. The fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes. In connection with the fitness facilities, the Company provides from one to three fitness instructors, depending on ship size, who are available to assist passengers in using the exercise equipment and conduct aerobic exercise classes. In addition, the instructors offer special services such as personal nutritional and dietary advice, body composition analysis and personal training to passengers. Use of fitness facilities is generally available at no charge to cruise passengers, except that fees typically are charged for such special services.

SAUNAS AND STEAM ROOMS

      The Company operates saunas and steam rooms on most of the ships it serves. Those facilities generally may be used by passengers at no charge.

SPAS

      Since the late 1980's, in response to passenger demand, cruise lines increasingly have provided enlarged spa facilities which, in general, allow for all of the Company's services to be offered in a single passenger activity area. As of March 1, 1998, large spas were found on 32 of the ships served by the Company. These spas provide enlarged fitness and treatment areas and on most ships include hydrotherapy treatments. These facilities are generally located on higher profile decks and have enriched decor. The Company believes that the location of its operations in a spa environment enhances the passengers' enjoyment of the Company's services, encourages increased passenger interest in those services and facilitates cross-marketing of the Company's services and products. The Company believes that most of the ships currently under construction for its largest cruise line customers will include large spas. The Company employs an average of approximately 15 employees on ships with large spas, as compared to an average of approximately five employees on other ships.

FACILITIES DESIGN

      In general, the facilities operated by the Company have been designed by the cruise lines. However, beginning in 1988, several cruise lines began requesting the Company's assistance in the design of shipboard spas and other facilities. As of March 1, 1998, the Company had assisted or was assisting in the design of facilities for a total of 35 ships, including at least 25 of which have, or upon completion will have, large spas. Of these 35 ships, 21 were in service at March 1, 1998 and covered by Cruise Line Concession Agreements with the Company, and the remainder are under construction. The Company believes that its participation has resulted in the construction of facilities permitting improved quality of service and increased revenues to the Company and those cruise lines. The Company believes that its involvement in the design of shipboard facilities has assisted it in obtaining additional Cruise Line Concession Agreements, although there can be no assurance that the Company will be able to obtain agreements for all of the ships with respect to which it has provided design assistance.

HOURS OF OPERATION

      The facilities operated by the Company generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m.

RECRUITING AND TRAINING

      The continued success of the Company is dependent, in part, on its ability to attract qualified employees. As of March 1, 1998, the Company had 821 employees working on cruise ships. The Company's goal in recruiting and training new employees is to constantly have available a sufficient number of personnel trained in the Company's services and philosophy to effectively serve ships in service and ships anticipated to be in service. Through its wholly-owned subsidiary, Steiner Training Limited ("Steiner Training"), the Company hires and trains personnel who perform the Company's shipboard services. Steiner Training recruits employees, primarily from the United Kingdom and other European and British Commonwealth countries, through advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from Company employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for the Company and are tested with respect to such skills prior to being hired. In addition, applicants must possess a willingness to provide outstanding personal service.

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

      Most of the products sold by the Company are from its "Elemis" and "La Therapie" product lines. As of March l, 1998, the Company sold 127 different "Elemis" skin and hair care products made primarily from premium quality natural ingredients. As of that date, the Company also sold a line of 37 premium priced "La Therapie" skin care products. Almost all of the "Elemis" and "La Therapie" products are sourced from a premier French manufacturer under an agreement that expires in 2001.

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

CRUISE LINE CONCESSION AGREEMENTS

      Although Cruise Line Concession Agreements vary in certain respects from cruise line to cruise line, all of the agreements generally give the Company the right to sell its services and products on board ship, in return for payment to the cruise lines of specified percentages of the Company's gross receipts from such sales. Most of the agreements cover all of the then operating ships of a cruise line. New arrangements must often be negotiated between the Company and a cruise line as to ships entering service in the future. As of March 1, 1998, pursuant to Cruise Line Concession Agreements covering a total of 63 ships being served by the Company and six ships not yet in service, the Company is obligated to make certain minimum payments to the cruise lines irrespective of the amount of revenues the Company receives from passengers under such agreements.
Accordingly, the Company could be obligated to pay more than the amount collected from passengers. As of March 1, 1998, the Company had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by the Company) of the following approximate amounts for the indicated years: 1998 - $23.3 million, 1999 - $20.6 million, 2000 - $17.6 million, 2001 - $15.1 million and 2002 - $2.5 million.

      The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately two years, as of March 1, 1998. As of that date, Cruise Line Concession Agreements that expire within one year covered 25 of the 94 ships served by the Company, which ships accounted for approximately 16% of the Company's revenues for 1997.

      In addition to expiration at specified times, most of the Cruise Line Concession Agreements provide for termination by the cruise line of the entire agreement (or, in certain cases, as to a particular vessel) with limited or no advance notice upon the occurrence of certain specified events, including, among others, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or the failure of the Company to receive certain specified passenger satisfaction ratings. As of March 1, 1998, agreements covering a total of two ships, six ships and one ship permit the cruise lines to terminate the agreements on six months, 90 days' and 60 days' notice, respectively, for any reason. In addition, four ships are served pursuant to oral agreements without any specified minimum period for notice of termination.

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

      The Company proposes to act as a franchisor of Elemis Beautiful Skin Centre, land-based day spas, initially in Hong Kong and, possibly, elsewhere in Asia and, subsequently, in other locations. Such operations would face competition from a variety of other operators of land-based day spas and beauty salons including those with greater resources than the Company.

REGULATION

      The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to the latter, enhanced passenger safety standards adopted as part of the Safety of Life at Sea ("SOLAS") Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which the Company has Cruise Line Concession Agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry.

      The Company and its products are subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state and local regulatory authorities. The Company is also subject to similar regulations under the laws of the United Kingdom where, in addition to that country's own laws and regulations, certain European Union laws and regulations also apply. Applicable regulations relate principally to the ingredients, labeling, packaging and marketing of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as applicable United States federal, state, local and non-United States rules and regulations governing the discharge of materials hazardous to the environment.

      To the extent the Company conducts land-based spa or other operations, including Elemis Beautiful Skin Centre day spas, the Company will be subject to applicable regulations in the locations where such operations are conducted.

EMPLOYEES

      As of March l, 1998, the Company had a total of 937 employees. Of that number, 821 worked on cruise ships, 26 were involved in the training of Company personnel, 36 were involved in the bottling, packaging, warehousing and shipping of the Company's beauty products and 54 represent management and sales personnel and support staff. Shipboard employees typically are employed pursuant to agreements with terms of eight months. Depending on the size of the vessel and the nature of the facilities on board, the Company has one to three managers on board each ship it serves. Shipboard employees' compensation consists of salary plus a commission based on the volume of revenues generated by the employee or, in the case of a manager, based on the performance of the team under the manager's supervision. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

ITEM 3.     LEGAL PROCEEDINGS.

      From time to time, in the ordinary course of business, the Company is party to various claims and legal proceedings. Currently, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on the Company's operations or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT


      The  following  table  sets  forth  certain  information   concerning  the
executive officers of the Company.


NAME                    AGE     POSITION

Clive E. Warshaw         55     Chairman  of the  Board  and  Chief  Executive
                                Officer

Leonard I. Fluxman       39     Chief  Operating   Officer,   Chief  Financial
                                Officer and a Director

Michele Steiner Warshaw  52     Executive Vice President and a Director


Amanda Jane Francis      31     Senior  Vice  President--Operations  of Steiner
                                Transocean Limited

Sean C. Harrington       31     Managing Director of Elemis Limited

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

      Amanda Jane Francis has served as Senior Vice President--Operations of Steiner Transocean Limited ("Steiner Transocean") the Company's principal subsidiary, since November 1995, and of Steiner Group from June 1994 until November 1995. From 1989 until June 1994, Ms. Francis was the director of training for Steiner Group. From 1982 until 1989, Ms. Francis held other land-based and Maritime Division positions with Steiner Group.

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

                                   PART II


ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

MARKET FOR COMMON SHARES AND RELATED MATTERS

      The Company's common shares commenced trading on November 13, 1996 on the Nasdaq National Market ("NNM") under the symbol "STNRF." The following table sets forth the high and low closing prices of the Company's common shares as reported by the NNM from November 13, 1996 through December 31, 1997:

                                                 PRICE RANGE
                                             -------------------   DIVIDENDS
                                               HIGH        LOW     DECLARED
                                             --------    -------   ---------
         1996
       --------
       Fourth Quarter                         13.422      8.667     $  0.0


         1997
       --------
       First Quarter                          17.157      11.971    $  0.0
       Second Quarter                         19.357      15.812    $  0.0
       Third Quarter                          24.672      18.000    $  0.0
       Fourth Quarter                         32.750      23.125    $  0.0

The data in this Item 5 relating to the Company's common shares is adjusted to reflect a three for two share split in October 1997.

      As of March 10, 1998, there were 15 holders of record of the common shares (including nominees holding shares on behalf of beneficial owners). As of March 10, 1998, there were 2,337 beneficial owners of the Common Shares.

      The Company has not declared or paid any cash dividends on its common shares since its formation and does not presently anticipate paying any cash dividends on its common shares in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs as well as other factors that the Board of Directors may deem relevant.

      Dividends and other distributions from Bahamian IBCs, such as the Company and its Bahamian subsidiaries, are not subject to approval by the Central Bank of The Bahamas. However, the exemption from such approval requirements expires in 2015. There can be no assurance that the exemption will continue beyond such date or that applicable legislation will not be amended prior to the year 2015 to eliminate such exemption.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

      On November 12, 1996, the Company's Registration Statement on Form F-1 under the Securities Act of 1933, as amended, File No. 333-5266, with respect to the initial public offering of its common shares at a price of $8.67 per share (the "Offering") was declared effective by the Securities and Exchange Commission. The Offering commenced on November 13, 1996. A total of 1,242,000 common shares (aggregate offering price of $10,764,000) were registered and sold on behalf of the Company and a total of 6,403,860 common shares (aggregate offering price of $55,500,120) were registered and sold on behalf of a selling shareholder. The net proceeds to the Company from the Offering, after deducting total expenses in the amount of $1,060,000, were approximately $9,704,000. The Offering terminated, and all of the securities registered in connection therewith were sold. The managing underwriters of the Offering were Furman Selz LLC and Raymond James & Associates, Inc.

      In connection with the Offering, the Company incurred the following estimated expenses for the indicated purposes:

      Underwriting discounts and
        Commissions                                   $ 753,480

      Expenses paid to or for
        Underwriters                                  $   2,265

      Other expenses                                  $ 304,255

      The net proceeds to the Company from the Offering have been applied, through December 31, 1997, in the following amounts toward the indicated purposes:

      Repayment of indebtedness                       $3,429,661

      Payment of federal and state
       estimated tax liability                        $3,231,132

      Temporary investment (commercial
      paper, AA+ and AAA rated,
      through a commercial bank)                      $3,043,207

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

ITEM 6.     SELECTED FINANCIAL DATA.

      Set forth below are the selected financial data for the five years ended December 31, 1997. The statement of operations data and balance sheet data as of and for the five years ended December 31, 1997 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The information contained in this table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                         1993    1994(1)     1995      1996     1997
                                       -------   -------   -------   -------   -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Services..........................   $11,171   $25,310   $35,764   $43,122   $50,113
  Products..........................     8,779    14,340    18,648    26,458    33,863
                                       -------   -------   -------   -------   -------
       Total revenues...............    19,950    39,650    54,412    69,580    83,976
                                       --------  -------   -------   -------   -------
Cost of sales:
  Cost of services..................     9,633    21,324    29,623    33,446    39,085
  Cost of products..................     6,663    11,867    16,309    18,699    23,110
                                       --------  -------   -------   -------   -------
       Total cost of sales..........    16,296    33,191    45,932    52,145    62,195
                                       --------  -------   -------   -------   -------
       Gross profit.................     3,654     6,459     8,480    17,435    21,781
                                       --------  -------   -------   -------   -------
Operating expenses:
  Administrative....................       897     1,874     3,100     3,396     3,862
  Salary and payroll taxes..........     1,122     1,785     1,925     3,973     4,344
  Amortization of intangibles.......       -       1,264     2,292     2,477     1,089
                                       --------  -------   -------   -------   -------
       Total operating expenses.....     2,019     4,923     7,317     9,846     9,295
                                       --------  -------   -------   -------   -------
       Income from operations.......     1,635     1,536     1,163     7,589    12,486

Other income (expense)..............      (100)     (305)     (370)     (168)      908
                                       --------  -------   -------   -------   -------
    Income before provision or
      income taxes..................     1,535     1,231       793     7,421    13,394
                                       --------  -------   -------   -------   -------
Provision for income taxes
  Current...........................       499       940     1,356     1,750     1,147
  Deferred..........................       -         (30)      -         -         -
  Nonrecurring......................       -         -         -       3,200       -
                                       --------  -------   -------   -------   -------
    Total provision for income taxes       499       910     1,356     4,950     1,147
                                       --------  -------   -------   -------   -------
Net income (loss)...................   $ 1,036   $   321   $  (563)  $ 2,471   $12,247
                                       ========  =======   =======   =======   =======

Earnings (loss) per common share:
     Basic..........................   $  0.16   $  0.05   $ (0.06)  $  0.25   $  1.13
                                       ========  =======   =======   =======   =======

     Diluted........................   $  0.16   $  0.05   $ (0.06)  $  0.25   $  1.10
                                       ========  =======   =======   =======   =======

BALANCE SHEET DATA:
Working capital.....................   $ 2,227   $  2,009  $    22   $12,595   $25,644
Total assets........................     5,558     16,230   13,320    26,656    37,137
Long-term debt......................     2,012      4,775    3,020       -         -
Shareholders' equity................     2,404      5,150    3,574    16,080    28,513


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

      The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States, United Kingdom or other taxation. More than 78% of the Company's income for 1997 is not subject to United States or United Kingdom income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional state taxes and may be subject to local income, franchise and other taxes. Earnings from Steiner Training and Elemis Limited, United Kingdom subsidiaries of the Company which accounted for a total of 15% of the Company's pretax income for 1997, will be subject to U.K. tax rates (generally up to 33%).

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. SFAS No. 130 is effective as of March 31, 1998.

      SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective as of December 31, 1998.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                   1995      1996      1997
                                                  ------    ------    ------
Revenues:
    Services................................       65.7%     62.0%     59.7%
    Products................................       34.3      38.0      40.3
                                                  -----     -----     -----
       Total revenues.......................      100.0     100.0     100.0
                                                  -----     -----     -----
Cost of sales:
    Cost of services........................       54.4      48.1      46.5
    Cost of products........................       30.0      26.9      27.5
                                                  -----     -----     -----
       Total cost of sales..................       84.4      75.0      74.0
                                                  -----     -----     -----
       Gross profit.........................       15.6      25.0      26.0
                                                  -----     -----     -----
Operating expenses:
    Administrative..........................        5.7       4.9       4.6
    Salary and payroll taxes................        3.5       5.7       5.2
    Amortization of intangibles.............        4.2       3.6       1.3
                                                  -----     -----     -----
       Total operating expenses.............       13.4      14.2      11.1
                                                  -----     -----     -----
       Income from operations...............        2.2      10.8      14.9

Other income (expense)......................        (.7)      (.2)      1.1
                                                  -----     -----     -----

Income before provision for income taxes....        1.5      10.6      16.0
                                                  -----     -----     -----
Provision for income taxes:
   Non-recurring............................         -        4.6        -

   Current and deferred.....................        2.5       2.5       1.4
                                                  -----     -----     -----
      Total provision for income taxes......        2.5       7.1       1.4
                                                  -----     -----     -----
Net income (loss)...........................       (1.0)%     3.5%     14.6%
                                                  =====     =====     =====

1997 COMPARED TO 1996

      REVENUES. Revenues increased approximately 20.7%, or $14.4 million, to $84.0 million in 1997 from $69.6 million in 1996. Of this increase, $7.0 million was attributable to increases in services provided on cruise ships and $7.4 million was attributable to increases in sales of products. The increase in revenues for 1997 was primarily attributable to an increase of six in the average number of spa ships in service, which generated greater aggregate revenues to the Company than the aggregate revenues generated by the seven non-spa ships (on average) which the Company ceased to serve in 1997. The Company had 756 shipboard staff members in service on average in 1997 and 695 shipboard staff members in service on average in 1996. Revenues per staff per day increased by 11.8% in 1997 compared to 1996.

      COST OF SERVICES. Cost of services as a percentage of services revenue increased to 78.0% in 1997 from 77.6% in 1996. This increase was due to an increase in rent allocable to services on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997. This increase was partially offset by increases in productivity of onboard staff during 1997.

      COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 68.2% in 1997 from 70.7% in 1996. This decrease was primarily due to the lower product costs realized during the entire year during 1997 as compared to the realization of such lower costs for less than the entire year during 1996 as a result of the Company's acquisition of the "Elemis" and "La Therapie" product lines in March 1996 (previously supplied to the Company by third parties) which was partially offset by an increase in rent allocable to products sales on cruise ships covered by agreements which were renewed in 1996 and became effective in the first quarter of 1997.

      OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 11.1% in 1997 from 14.2% in 1996 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during 1997 over the aggregate revenues generated from non-spa ships in service during 1996, which were not in service during 1997. Additionally, operating expenses as a percentage of revenues decreased due to a decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the period.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 8.6% in 1997 from an overall effective rate of 23.6% (not giving effect to the non-recurring tax charge of approximately $3.2 million related to the liquidation of CTO) in 1996 due to the impact of greater non-tax deductible amortization of intangibles and interest in the prior period and certain tax benefits realized from the liquidation of CTO, which took place during the fourth quarter of 1996. Without such amortization of intangibles and interest, the overall effective rate in 1997 would have been 6.3%, compared to 17.2% in 1996.

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

QUARTERLY RESULTS AND SEASONALITY

     The following table sets forth the statement of operations data for the four quarters of 1996 and 1997 and the percentage of revenues represented by the line items presented. Although certain cruise lines have experienced moderate seasonality, the Company believes that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on the Company's results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on the Company's revenues. However, due to the Company's dependence on the cruise industry, the Company's revenues may in the future be affected by seasonality. The quarterly statement of operations data set forth below were derived from Unaudited Consolidated Financial Statements of the Company which, in the opinion of management of the Company, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

                                                            FISCAL 1996                        FISCAL 1997
                                                 --------------------------------- ----------------------------------
                                                  FIRST   SECOND   THIRD   FOURTH    FIRST   SECOND   THIRD   FOURTH
                                                 QUARTER  QUARTER QUARTER  QUARTER  QUARTER  QUARTER QUARTER  QUARTER
                                                 -------  ------- -------  -------  -------  ------- -------  -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.....................................    $16,492  $16,769 $18,130  $18,189  $19,660  $20,080 $22,133  $22,103
Gross profit.................................      3,894    4,113   4,755    4,673    4,973    5,170   5,746    5,892
Administrative, salary and payroll taxes.....      1,542    1,590   1,922    2,315    1,991    2,006   2,091    2,118
Amortization of intangibles..................        619      619     620      619      620      469     -        -
Operating income.............................      1,733    1,904   2,213    1,739    2,361    2,695   3,655    3,775
Net income (loss)............................      1,183    1,334   1,719   (1,765)   2,296    2,642   3,478    3,831
Basic earnings (loss) per share..............    $  0.12  $  0.14 $  0.18  $ (0.17) $  0.21  $  0.24 $  0.32  $  0.35
Diluted earnings (loss) per share............    $  0.12  $  0.14 $  0.18  $ (0.17) $  0.20  $  0.23 $  0.31  $  0.34



LIQUIDITY AND CAPITAL RESOURCES

      The business of the Company historically has been operated with cash generated from operations, and borrowed funds have been utilized only for acquisitions and limited capital expenditures.

      In November 1996, the Company issued 1,242,000 (as adjusted to reflect a 3 for 2 share split in October 1997) of its common shares pursuant to the IPO (which also included shares of a selling shareholder), which generated net proceeds of approximately $9.7 million to the Company. Approximately $3.4 million of the net proceeds were used to repay the remaining outstanding indebtedness assumed by the Company in connection with the contribution to the capital of the Company of the assets of the Maritime Division and the common stock of CTO. During the first quarter of 1997, approximately $3.2 million of such proceeds were used to pay the estimated United States federal and state income tax liability incurred in connection with the liquidation of CTO (the "CTO Tax Payment"). The remaining net proceeds, in the approximate amount of $3.1 million, will be used for working capital purposes and have been invested in cash equivalents and high grade commercial paper.

      During 1997, cash flow from operating activities was $11.6 million (reflecting, among other things, the $3.2 million CTO Tax Payment), compared to $9.0 million during 1996. At December 31, 1997, the Company had working capital of approximately $25.6 million compared to $12.6 million at December 31, 1996.

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

YEAR 2000 COMPLIANCE

      Certain computer software programs are unable to process two-digit year-date codes (for example "00") after December 31, 1999. The Company is currently in the process of updating its computer systems to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years and believes it will be "year 2000" compliant prior to the year 2000. The Company is, however, dependent for the recording of its revenues from operations on the computer systems of its cruise line customers. The Company does not currently have information concerning the year 2000 compliance status of its customers. In the event that any of the Company's significant cruise line customers do not successfully achieve year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "proposed," "anticipate," "believe," "estimate" and similar expressions are intended to identify such forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth below under "Certain Factors That May Affect Future Operating Results."

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      In addition to other information in this report, the following are important factors that should be considered in evaluating the Company and its business.

DEPENDENCE ON CRUISE LINE CONCESSION AGREEMENTS

      The Company's revenues are generated primarily on cruise ships pursuant to Cruise Line Concession Agreements under which the Company provides services and products paid for by cruise passengers. The Cruise Line Concession Agreements have specified terms, ranging from one to six years, with an average remaining term per ship as of March 1, 1998 of approximately two years. As of that date, Cruise Line Concession Agreements that expire within one year covered 25 of the 94 ships served by the Company, which ships accounted for approximately 16% of the Company's 1997 revenues. There can be no assurance that any such agreement will be continued after its expiration date or that any renewal will be on similar terms. In addition, the Cruise Line Concession Agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or the failure of the Company to receive specified passenger service rankings. As of March 1, 1998, agreements covering a total of two ships, six ships and one ship permit the cruise lines to terminate the agreements on six months, 90 days' and 60 days' notice, respectively, for any reason. In addition, four ships are served pursuant to oral agreements without any specified minimum period for notice of termination. There can be no assurance that any of the Cruise Line Concession Agreements will not be terminated prior to its specified termination date.

DEPENDENCE ON CRUISE INDUSTRY

      The Company's revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to the financial condition of the Company. According to CLIA, North American Cruises experienced an increase in passenger volume from approximately
2.2 million passengers in 1985 to approximately 4.5 million in 1993. However, passenger volume declined to approximately 4.4 million in 1995. While, according to CLIA, passenger volume increased to approximately 5.0 million in 1997, there can be no assurance as to the future growth of the cruise industry. The cruise industry is subject to significant risks as described below.

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

      REGULATION. The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to the latter, enhanced passenger safety standards adopted as part of the SOLAS Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which the Company has Cruise Line Concession Agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry.

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

MINIMUM PAYMENTS UNDER CRUISE LINE CONCESSION AGREEMENTS

      As of March 1, 1998, pursuant to Cruise Line Concession Agreements covering a total of 63 ships being served by the Company and six additional ships not yet in service, the Company is obligated to make certain minimum payments to the cruise lines irrespective of the amount of revenues the Company receives from passengers. Accordingly, the Company could be obligated to pay more than the amount collected from passengers. As of March 1, 1998, the Company had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by the Company) of the following approximate amounts for the indicated years: 1998 - $23.3 million, 1999 - $20.6 million, 2000 - $17.6 million, 2001 - $15.1 million and 2002 - $2.5 million.

DEPENDENCE ON CERTAIN CRUISE LINES

      The Company's revenues are dependent to a significant extent on a limited number of cruise lines. Revenues from passengers of each of the following cruise lines accounted for more than five percent of the Company's revenues in 1997:
Carnival (including its subsidiaries, Costa, Holland America, Seabourn and Airtours)--33%; Royal Caribbean (including Celebrity)--29%; P&O (including Princess, P&O, and P&O European Ferries)--12% and Norwegian--9%. Those lines also accounted for 63 of the 94 ships served by the Company as of March 1, 1998. The loss of any of these cruise line customers could have a material adverse effect on the Company's revenues.

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

TAXATION OF THE COMPANY

      The Company is a Bahamian IBC that, directly or indirectly, owns all of the shares of (i) Steiner Transocean, a Bahamian IBC that operates the Company's shipboard business; (ii) Cosmetics, a Bahamian IBC that owns the rights to the Company's "Elemis" and "La Therapie" product lines; (iii) Maritime Services, a Florida limited liability company that performs administrative services in connection with the Company's maritime operations; (iv) Steiner Beauty Products, Inc., a Florida corporation that sells skin and hair care products ("Steiner Beauty"); (v) Steiner Training, a United Kingdom company that provides training to the Company's shipboard personnel; and (vi) Elemis Limited, a United Kingdom company that arranges for the production, purchasing and supplying of the Company's "Elemis" and "La Therapie" products. The Company also owns 85% of EBSC, a Bahamian IBC. Maritime Services will not be subject to United States federal income tax, but the Company, as a result of its ownership of interests in Maritime Services, will be subject to such tax (at regular corporate rates which are generally up to 35%) with respect to the net income of Maritime Services. In addition, the Company could be subject to the federal branch profits tax of 30% on certain annual decreases in the United States net equity of the Company as a result of its ownership of Maritime Services. The income of Steiner Beauty generally will be subject to United States federal income tax at regular corporate rates. Maritime Services and Steiner Beauty may be subject to additional state and local income, franchise and other taxes. Among other things, Maritime Services, pursuant to an agreement with Steiner Transocean, receives payments from Steiner Transocean in return for certain administrative services it provides to Steiner Transocean. The United States Internal Revenue Service (the "Service") may assert that transactions between Maritime Services and Steiner Transocean and between other direct and indirect subsidiaries of the Company do not contain arm's length terms and that income or deductions should therefore be reallocated among the subsidiaries in a manner that increases the taxable income of Maritime Services. Any increase in the taxable income of Maritime Services may result in an increase in United States taxes and in the imposition of interest and penalties.

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

      The Company proposes to act as a franchisor of Elemis Beautiful Skin Centre, land-based day spas, initially in Hong Kong and, possibly, elsewhere in Asia and, subsequently, in other locations. Such operations would face competition from a variety of other operators of land-based day spas and beauty salons, including those with greater resources than the Company.

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

      To the extent the Company conducts land-based spa or other operations, including Elemis Beautiful Skin Centre day spas, the Company will be subject to applicable regulations in the locations where such operations are conducted.

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

LAND-BASED OPERATIONS

      LACK OF EXPERIENCE; NEED FOR DEVELOPMENT AGREEMENTS; NO TRADEMARK PROTECTION. The Company proposes to commence operating, as a franchisor, Elemis Beautiful Skin Centre land-based day spas initially in Hong Kong and, possibly, at other locations in Asia and, subsequently elsewhere. The Company has no experience in land-based spa operations or the operation of a franchise business. In order to successfully conduct those operations, the Company will be dependent on its ability to retain the services of qualified personnel. While the Company believes it has retained the services of personnel sufficient to assist it in commencing such operations, the Company will need additional personnel for such operations in the future and there can be no assurance that the Company will be able to attract personnel possessing the requisite skills necessary to the successful development of such operations. The Company's success in its Elemis Beautiful Skin Centre operations is dependent on its ability to obtain area development and franchise agreements with parties who can successfully operate such centres, of which there can be no assurance. In addition, while the Company is seeking to protect the trademarks related to the "Elemis Beautiful Skin Centre" name, to date, effective registrations therefor have not been obtained.

      RISKS OF INTERNATIONAL OPERATIONS. Any Elemis Beautiful Skin Centre operations would, for the foreseeable future, be undertaken outside of the United States. Those operations would be subject to certain risks, including adverse developments in the foreign political and economic environment, varying governmental regulations, foreign currency fluctuations, potential difficulties in supervising foreign franchisee operations and potential adverse tax consequences. Specifically, recently a number of countries in Asia, where the initial Elemis Beautiful Skin Centre franchises are proposed to be established, have experienced economic difficulties. There can be no assurance that any of these factors will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Arthur Andersen LLP dated February 20, 1998, are filed as part of this report, beginning on page F-1.

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth under the captions "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.


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

            Report of Independent Certified Public Accountants

            Consolidated Balance Sheets as of December 31, 1996 and 1997

            Consolidated   Statements  of   Operations   for   the  years  ended
            December 31, 1995, 1996 and 1997

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997

            Consolidated   Statements  of   Cash  Flows  for   the  years  ended
            December 31, 1995, 1996 and 1997

            Notes to Consolidated Financial Statements

       (2)  Financial Statement Schedules

            Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

       (3)  Exhibit Listing

            See list of the Exhibits at 14(c), below.

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of fiscal year 1997.

    (c) The following is a list of all exhibits filed as a part of this report:

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

   2.1     Plan  of  Complete   Liquidation   and   Dissolution   of  Coiffeur
           Transocean (Overseas), Inc.*
   3.1     Amended and Restated  Memorandum of Association of Steiner  Leisure
           Limited**
   3.2     Amended and Restated  Articles of  Association  of Steiner  Leisure
           Limited***
   4.1     Specimen of Common Share certificate**
   10.1 Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw****+
   10.1(a) Amendment No. 1 to Employment  Agreement  between  Steiner  Leisure
           Limited and Clive E. Warshaw dated as of March 25, 1997*****+
   10.2 Employment Agreement dated as of October 23, 1996 between Steiner Leisure Limited and Leonard I. Fluxman*+
   10.2(a) Amendment No. 1 to Employment  Agreement  between  Steiner  Leisure
           Limited and Leonard I. Fluxman dated as of March 25, 1997*****+
   10.3 Employment Agreement dated as of October 21, 1996 between Steiner Leisure Limited and Michele Steiner Warshaw****+
   10.3(a) Amendment No. 1 to Employment  Agreement  between  Steiner  Leisure
           Limited  and  Michele   Steiner  Warshaw  dated  as  of  March  25,
           1997*****+
   10.4 Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis****+
   10.4(a) Amendment No. 1 to Employment  Agreement between Steiner Transocean
           Limited and Amanda Jane Frances dated as of March 25, 1997*****+
   10.5 Service Agreement dated as of September 18, 1996 between Elemis Limited and Sean C. Harrington**+
   10.5(a) Amendment No. 1 to Service  Agreement  between  Elemis  Limited and
           Sean C. Harrington dated as of March 25, 1997*****+
   10.6    Amended and Restated 1996 Share Option and Incentive Plan******+
   10.7    Amended and  Restated Non-Employee Directors' Share Option Plan*****+
   10.8    Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner**
   10.9 Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner**
   10.10 Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw**
   10.11 Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited. Alban Muller International, Cosmetics Limited and Alban Muller*
   10.12 Capital Contribution Agreement dated October 31, 1996 among Squire trading Company Limited, Steiner Leisure Limited, Steiner Transocean Limited, Cosmetics Limited, STGR Limited and Nicolas D. Steiner*
   10.13   Deferred   Compensation  Agreement  dated  as  of December  31,  1996 between Steiner Leisure Limited and Leonard I. Fluxman*****+
   10.14 Split Dollar Insurance Agreement dated as of March 25, 1997 between Steiner Leisure Limited and Leonard I. Fluxman*****+
   10.15 Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Stock Options(1)***+
   10.16 Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Stock Options(2)***+
   10.17 Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Stock Options (3)+
   10.18   Form of Option  Agreement Under Steiner  Leisure Limited
           Non-Employee Directors' Share Option Plan (4)+
   11      Computation of Earnings Per Share
   21.1    List of subsidiaries of Steiner Leisure Limited*
   23.1    Consent of Independent Certified Public Accountants
   27      Financial Data Schedule
--------------------------------------------------------------------------------
*Previously filed with Amendment Number 4 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

**Previously filed with Amendment Number 2 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

***Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

****Previously filed with Amendment Number 3 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

*****Previously filed with annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

******Previously filed with the Company's Registration Statement on Form S-8, Registration Number 333-39927, and incorporated herein by reference.

(1) Executed by Leonard Fluxman and Amanda Francis in connection with grants of options under the indicated plan in November 1996.

(2) Executed by Clive E. Warshaw, Michele Steiner Warshaw and Sean Harrington in connection with grants and options under the indicated plan in November 1996.

(3) Executed by Leonard Fluxman in connection with grants of options under the indicated plan in December 1996.

(4) Executed in connection with grants of options in February 1997 (Messrs. Charles D. Finkelstein and Jonathan M. Mariner), April 1997 (Steven J. Preston) and June 1997 (Finkelstein, Mariner and Preston).

+Management contract or compensatory plan or agreement.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1997.

                            STEINER LEISURE LIMITED


                              By:   /S/ CLIVE E. WARSHAW
                                 -------------------------
                                 Clive E. Warshaw
                                 Chairman of the Board and
                                 Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities, and on the date indicated.

    SIGNATURE                       TITLE(S)                            DATE
    ---------                       --------                            ----

/S/ CLIVE E. WARSHAW            Chairman of the Board
Clive E. Warshaw                and Chief Executive Officer
                                (Principal Executive Officer)    MARCH  30, 1998

/S/ LEONARD I. FLUXMAN          Director and Chief Operating
Leonard I. Fluxman              Officer and Chief Financial
                                Officer (Principal Financial
                                and Accounting Officer)          MARCH  30, 1998

/S/ MICHELE STEINER WARSHAW     Director                         MARCH  30, 1998
Michele Steiner Warshaw

/S/ CHARLES D. FINKLESTEIN      Director                         MARCH  30, 1998
Charles D. Finkelstein

/S/ JONATHAN M. MARINER         Director                         MARCH  30, 1998
Jonathan M. Mariner

/S/ GRAHAM M. WALLACE           Director                         MARCH  30, 1998
Graham M. Wallace

/S/ STEVEN J. PRESTON           Director                         MARCH  30, 1998
Steven J. Preston

                   STEINER LEISURE LIMITED AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----

   Report of Independent Certified Public Accountants                     F-1

   Consolidated Balance Sheets as of December 31, 1996 and 1997           F-2

   Consolidated Statements of Operations for the years ended
       December 31, 1995, 1996 and 1997                                   F-3

   Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1995, 1996 and 1997                                   F-4

   Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1996 and 1997                                   F-5

   Notes to Consolidated Financial Statements                             F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Steiner Leisure Limited and Subsidiaries:


   We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited (a Bahamian international business company) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner Leisure Limited and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Miami, Florida,
   February 20, 1998.

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                       ASSETS                                  DECEMBER 31,
                                                       -------------------------
                                                           1996         1997
CURRENT ASSETS:                                        -----------   -----------
   Cash and cash equivalents                           $13,625,000   $12,335,000
   Marketable securities                                     -        12,017,000
   Accounts receivable                                   3,413,000     3,980,000
   Inventories                                           5,232,000     4,949,000
   Other current assets                                    810,000       958,000
                                                       -----------   -----------
     Total current assets                               23,080,000    34,239,000

PROPERTY AND EQUIPMENT, net                              2,211,000     2,285,000

INTANGIBLE ASSETS, net                                   1,111,000         -


OTHER ASSETS                                               254,000       613,000
                                                       -----------   -----------
     Total assets                                      $26,656,000   $37,137,000
                                                       ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $ 2,041,000   $ 1,901,000
  Accrued expenses                                       3,732,000     5,941,000
  Current portion of capital lease obligations             106,000        68,000
  Notes payable to related parties                         217,000      -
  Income  taxes payable                                  4,389,000       685,000
                                                       -----------   -----------
     Total current liabilities                          10,485,000    8,595,000
                                                       -----------   ----------

CAPITAL LEASE OBLIGATIONS, net of current portion           91,000        29,000
                                                       -----------   -----------

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred  shares,  $.01  par  value;   10,000,000         -              -
    shares authorized, none issued and outstanding
  Common shares,  $.01 par value;  20,000,000 shares
    authorized, 10,800,000 shares in 1996 and
    10,826,000 shares in 1997, issued and                  108,000       108,000
    outstanding
  Additional paid-in capital                            10,496,000    10,729,000
  Foreign currency translation adjustment                  218,000       138,000
  Unrealized gain on marketable securities                   -            33,000
  Retained earnings/divisional equity                    5,258,000    17,505,000
                                                       -----------   -----------

     Total shareholders' equity                         16,080,000    28,513,000
                                                       -----------   -----------

     Total liabilities and shareholders' equity        $26,656,000   $37,137,000
                                                       ===========   ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1995          1996         1997
                                         -----------   -----------  -----------
REVENUES:
  Services                               $35,764,000   $43,122,000  $50,113,000
  Products                                18,648,000    26,458,000   33,863,000
                                         -----------   -----------  -----------
     Total revenues                       54,412,000    69,580,000   83,976,000
                                         -----------   -----------  -----------

COST OF SALES:
  Cost of services                        29,623,000    33,446,000   39,085,000
  Cost of products                        16,309,000    18,699,000   23,110,000
                                         -----------   -----------  -----------
     Total cost of sales                  45,932,000    52,145,000   62,195,000
                                         -----------   -----------  -----------

     Gross profit                          8,480,000    17,435,000   21,781,000
                                         -----------   -----------  -----------

OPERATING EXPENSES:
  Administrative                           3,100,000     3,396,000    3,862,000
  Salary and payroll taxes                 1,925,000     3,973,000    4,344,000
  Amortization of intangibles              2,292,000     2,477,000    1,089,000
                                         -----------   -----------  -----------
     Total operating expenses              7,317,000     9,846,000    9,295,000
                                         -----------   -----------  -----------

     Income from operations                1,163,000     7,589,000    12,486,000
                                         -----------   -----------  -----------

OTHER INCOME (EXPENSE):
  Interest income                             43,000       137,000      924,000
  Interest expense                          (413,000)     (305,000)     (16,000)
                                         -----------   -----------  -----------
     Total other income (expense)           (370,000)     (168,000)     908,000
                                         -----------   -----------  -----------

     Income  before  provision for
        income taxes                         793,000     7,421,000   13,394,000
                                         -----------   -----------  -----------

PROVISION FOR INCOME TAXES:
  Current                                  1,356,000     1,750,000    1,147,000
  Deferred                                     -             -            -
  Nonrecurring                                 -         3,200,000        -
                                         -----------   -----------  -----------
     Total provision for income taxes      1,356,000     4,950,000    1,147,000
                                         -----------   -----------  -----------

Net income (loss)                        $  (563,000)  $ 2,471,000  $12,247,000
                                         ===========   ===========  ===========

EARNINGS (LOSS) PER COMMON SHARE:

  Basic                                  $    (0.06)   $     0.25   $      1.13
                                         ===========   ===========  ===========

  Diluted                                $    (0.06)   $     0.25   $      1.10
                                         ===========   ===========  ===========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                     STEINER LEISURE LIMITED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                                FOREIGN     UNREALIZED  RETAINED
                                                  ADDITIONAL                    CURRENCY     GAIN ON    EARNINGS/
                            COMMON     COMMON      PAID-IN      SUBSCRIPTION   TRANSLATION  MARKETABLE  DIVISIONAL
                            SHARES     SHARES      CAPITAL      RECEIVABLE     ADJUSTMENT   SECURITIES   EQUITY            TOTAL
                          ----------  --------   -------------  ------------   -----------  ----------  -------------  -------------

BALANCE, December 31,
  1994                     9,558,000  $ 95,580   $    472,520      $(100)      $ 106,000      $  -      $  4,476,000   $  5,150,000
Net loss                       -         -              -            -             -             -          (563,000)      (563,000)
Contribution from
  shareholder                  -         -            219,000        -             -             -             -            219,000
Divisional transfers           -         -              -            -             -             -        (1,126,000)    (1,126,000)
Foreign currency
  translation adjustment       -         -              -            -          (106,000)        -             -           (106,000)
                          ----------  --------   ------------      -----       ---------      -------   ------------   ------------

BALANCE, December 31,
  1995                     9,558,000    95,580        691,520       (100)          -            -          2,787,000      3,574,000
Net income                     -         -              -            -             -            -          2,471,000      2,471,000
Collection of
  subscription receivable      -         -               (100)       100           -            -              -              -
Net  proceeds  from  sale
  of common shares         1,242,000    12,420      9,691,580        -             -            -              -          9,704,000
Share  options  issued to
  non-employees                -         -            113,000        -             -            -              -            113,000
Foreign  currency
  translation adjustment       -         -              -            -           218,000        -              -            218,000
                          ----------  --------   ------------      -----       ---------      -------   ------------   ------------

BALANCE, December 31,
  1996                    10,800,000   108,000     10,496,000        -           218,000        -          5,258,000     16,080,000
Net income                     -         -              -            -             -            -         12,247,000     12,247,000
Issuance of common
  shares in connection
  with exercise of
  stock options               26,000     -            226,000        -             -            -              -            226,000
Share options issued to
  non-employee                 -         -              7,000        -             -            -              -              7,000
Foreign currency
  translation adjustment       -         -              -            -           (80,000)       -              -            (80,000)
Unrealized gain on
  marketable securities        -         -              -            -             -           33,000          -             33,000
                          ----------  --------   ------------      -----       ---------      -------   ------------   ------------

BALANCE, December 31,
  1997                    10,826,000  $108,000   $ 10,729,000      $ -         $ 138,000      $33,000   $ 17,505,000   $ 28,513,000
                          ==========  ========   ============      =====       =========      =======   ============   ============


           The accompanying notes to consolidated financial statements are an ntegral part of these statements.

                                  STEINER LEISURE LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                               1995            1996            1997
                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $   (563,000)   $  2,471,000    $ 12,247,000
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities-
     Depreciation and amortization                           2,776,000       3,075,000       1,819,000
     Accretion of debt discount                                304,000         177,000            -
     Share options issued to nonemployees                        -             113,000           7,000
(Increase) decrease in-
       Accounts receivable                                   1,011,000         434,000        (607,000)
       Inventories                                             258,000      (1,874,000)        206,000
       Other current assets                                    221,000        (508,000)       (148,000)
       Other assets                                            (48,000)        166,000        (363,000)
Increase (decrease) in-
       Accounts payable                                       (694,000)        317,000        (115,000)
       Accrued expenses                                         14,000         792,000       2,217,000
       Income taxes payable                                    250,000       3,835,000      (3,670,000)
                                                          ------------    ------------    ------------
         Net cash provided by operating
           activities                                        3,529,000       8,998,000      11,593,000
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                             -               -         (11,985,000)
   Capital expenditures                                       (320,000)       (215,000)       (800,000)
   Acquisitions, net of cash acquired                            -             105,000           -
   Advances to related parties                                (402,000)     (2,973,000)          -
   Collection of advances to related parties                     -           3,164,000           -
                                                          ------------    ------------    ------------
   Net cash (used in) provided by investing
     activities                                               (722,000)         81,000     (12,785,000)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                       (70,000)       (115,000)       (100,000)
   Payments on long-term debt                               (2,263,000)     (5,679,000)       (217,000)
   Advances from related parties                               891,000           -               -
   Payments on advances from related parties                  (156,000)       (894,000)          -
   Transfers to non-maritime operations                     (1,126,000)          -               -
   Net proceeds from sale of common shares                       -           9,704,000           -
   Net proceeds from stock option exercises                      -               -             226,000
                                                          ------------    ------------    ------------
       Net cash provided by (used in)
         financing activities                               (2,724,000)      3,016,000         (91,000)
                                                          ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (106,000)        133,000          (7,000)
                                                          ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        (23,000)     12,228,000      (1,290,000)

CASH AND CASH EQUIVALENTS, beginning of
  period                                                     1,420,000       1,397,000      13,625,000
                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                  $  1,397,000    $ 13,625,000    $ 12,335,000
                                                          ============    ============    ============

                                                (Continued)

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                               1995            1996            1997
                                                          -------------   -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
         Cash paid during the year for-

        Interest                                          $    118,000    $    178,000    $     19,000
                                                          ============    ============    ============

        Income taxes                                      $  1,101,000    $  1,080,000    $  4,692,000
                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS (See Notes 1 and 9)


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

Effective June 1, 1994, Steiner Group purchased all outstanding stock of CTO for total consideration of $8,500,000 in a transaction accounted for as a purchase as follows:

            Purchase price                          $8,400,000
            Cost of acquisition                        100,000
                                                    ----------
                                                     8,500,000
            Fair value of net assets acquired        1,997,000
                                                    ----------
               Intangible assets                    $6,503,000
                                                    ==========

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

The tax provision for each period prior to October 31, 1995 reflects taxes which would have been applicable to the divisional income if the Maritime Division were a stand-alone entity, at an estimated foreign tax rate of 33%. In the opinion of management, the results of operations and cash flows of the Company are properly reflected in the accompanying consolidated financial statements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   (A)  PRINCIPLES OF CONSOLIDATION-

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   (B)  CASH AND CASH EQUIVALENTS-

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1996 and 1997, cash and cash equivalents include interest-bearing deposits of $11,862,000 and $11,530,000, respectively.

   (C)   MARKETABLE SECURITIES-

Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As of December 31, 1997, the carrying value of marketable securities approximates fair value.

   (D)  INVENTORIES-

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:


                                              DECEMBER 31,
                                        ------------------------
                                           1996          1997
                                        ----------    ----------

                Finished goods          $3,997,000    $3,805,000
                Raw materials            1,235,000     1,144,000
                                        ----------    ----------
                                        $5,232,000    $4,949,000
                                        ==========    ==========

   (E)  PROPERTY AND EQUIPMENT-

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over periods not exceeding the respective terms of the leases.

   (F)  REVENUE RECOGNITION-

The Company recognizes revenues earned as services are provided and as retail products are sold.

   (G)  AMORTIZATION-

Intangible assets are being amortized on a straight-line basis over 3 years, representing the approximate remaining life of the acquired intangible assets of CTO, its concession agreements. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining net book value may warrant revision or may not be recoverable. When factors indicate that the net book value should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted operating income over the remaining life of the cost in excess of net assets of acquired businesses, in measuring whether such cost is recoverable. At December 31, 1996 and 1997, accumulated amortization was $6,016,000 and $7,103,000, respectively. These intangible assets were fully amortized as of December 31, 1997.

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

   (H)  INCOME TAXES-

The Company files separate tax returns for its domestic subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS No. 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

In November 1996, the Company liquidated CTO. As a result, CTO's functions were assumed by the Company and its cruise line agreements were assigned to the Company. The liquidation of CTO was a taxable transaction.
 CTO was treated as if it had sold all of its assets at fair value on the date of distribution of these assets to the Company. Based on the value of the assets of CTO as determined by an independent appraiser, CTO's income tax liability resulting from the liquidation was approximately $3.2 million. This amount has been reflected as a nonrecurring component of the provision for income taxes in the Company's 1996 consolidated statement of operations. Prior to the CTO liquidation, the Company filed a consolidated tax return for its domestic subsidiaries. The entire $3.2 million estimated tax liability was paid during the first quarter of 1997 with proceeds from the initial public offering (see
Note 6).

   (I)  TRANSLATION OF FOREIGN CURRENCIES-

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

   (J)  NET INCOME (LOSS) PER SHARE-

The Company adopted SFAS No. 128, "Earnings per Share", during the fourth quarter of 1997. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

                                          1995        1996        1997
                                       ---------   ---------   ----------
       Weighted average shares
         outstanding used in
         calculating basic earnings
         (loss) per share              9,558,000   9,704,000   10,801,000
       Dilutive common stock
         equivalents                       -          85,000      327,000
                                       ---------   ---------   ----------
       Weighted average common
         and common equivalent
         shares used in calculating
         diluted earnings (loss)
         per share                     9,558,000   9,789,000   11,128,000
                                       =========   =========   ==========

   (K)  USE OF ESTIMATES-

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

   (L)  FAIR VALUE OF FINANCIAL INSTRUMENTS-

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, other current assets, other assets, notes payable to related parties, and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value.

   (M)  STOCK-BASED COMPENSATION-

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

   (N)  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information".

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. SFAS No. 130 is effective as of March 31, 1998.

SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 is effective as of December 31, 1998.

(3)  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                  USEFUL LIFE        DECEMBER  31,
                                    IN YEARS       1996          1997
                                  -----------   ----------    ----------

    Furniture and fixtures            5-7       $  255,000    $  307,000
    Computers and equipment           3-8        1,169,000     1,635,000
    Leasehold improvements            3-5        2,883,000     3,119,000
                                                ----------    ----------
                                                 4,307,000     5,061,000

    Less: Accumulated depreciation
            and amortization                    (2,096,000)   (2,776,000)
                                                ----------    ----------
                                                $2,211,000    $2,285,000
                                                ==========    ==========

(4)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                       DECEMBER 31,
                                                -------------------------
                                                   1996           1997
                                                ----------     ----------

          Operative commissions                 $  963,000     $1,059,000
          Guaranteed minimum rentals             1,333,000      2,235,000
          Bonuses                                  440,000        769,000
          Staff shipboard accommodations           163,000        227,000
          Other                                    833,000      1,651,000
                                                ----------     ----------
                                                $3,732,000     $5,941,000
                                                ==========     ==========


(5)  CAPITAL LEASE OBLIGATIONS:

Assets under capital leases include office equipment and onboard massage and exercise equipment. The future minimum lease payments under capital leases and the present value of the net minimum lease payments as of December 31, 1997 are as follows:


                          YEAR                              AMOUNT
             -----------------------------                ---------
             1998                                          $ 77,000
             1999                                            28,000
             2000                                             3,000
                                                           --------
             Total minimum lease payments                   108,000
             Less:  amount representing interest            (11,000)
                                                           --------
             Present value of minimum lease payments         97,000
             Less: Current portion of lease obligations     (68,000)
                                                           --------
                                                           $ 29,000
                                                           ========

(6)  SHAREHOLDERS' EQUITY:


In November 1996, the Company completed an initial public offering of 7,645,860 of its common shares of which 1,242,000 shares were sold by the Company and 6,403,860 shares were sold by a shareholder of the Company. The offering price was $8.67 per share and the proceeds to the Company, net of the underwriters' discount and other direct costs, were approximately $9,704,000. The Company used approximately $3,400,000 of the net proceeds to retire long-term debt and approximately $3.2 million to pay down income taxes associated with the CTO liquidation.


Effective October 24, 1997, the Board of Directors of the Company approved a 3 for 2 share split, effected as a share dividend, to shareholders of record as of October 13, 1997. The above share split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

(7)  INCOME TAXES:

The provision for income taxes consists of the following:

                                           YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                       1995           1996           1997
                                   ----------      ----------      ---------
    Federal                        $1,131,000      $3,816,000      $ 447,000
    State                              72,000         332,000         57,000
    Foreign                           153,000         802,000        643,000
                                   ----------      ----------      ---------
                                   $1,356,000      $4,950,000     $1,147,000
                                   ==========      ==========     ==========


A reconciliation of the difference between the expected provision for income taxes using the federal tax rate and the Company's actual provision is as follows:

                                                YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1995           1996         1997
                                       ----------      ----------   -----------
    Provision using statutory federal
      tax rate                         $  270,000     $ 2,597,000   $ 4,688,000
    (Income) loss earned in
      jurisdictions not subject to
      income taxes                        203,000      (1,600,000)   (3,990,000)
    Amortization of intangibles           779,000         753,000       381,000
    Nonrecurring  provision related
      to the Liquidation of CTO
      (See  Note 2(g))                      -           3,200,000         -
    Meals and entertainment                 4,000           3,000         5,000
    Effect of state income taxes           48,000          46,000        38,000
    Effect of foreign taxes                11,000         (49,000)      (19,000)
    Other                                  41,000            -           44,000
                                       ----------      ----------   -----------
                                       $1,356,000      $4,950,000   $ 1,147,000
                                       ==========      ==========   ===========


(8)  COMMITMENTS:

   (A)  CRUISE LINE CONCESSION AGREEMENTS-

The Company has entered into agreements with various cruise line companies of varying terms. These agreements provide for the Company to pay the cruise lines rent for use of their shipboard facilities as well as for staff shipboard accommodations. Rental amounts are based on a percentage of revenue, a minimum annual rental or a combination of both. Some of the minimum annual rentals are calculated as a flat dollar amount on an annual basis while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line rents, minimum guarantees and staff shipboard accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions, are recognized in the same manner. Pursuant to agreements that provide for minimum annual rentals, the Company has guaranteed the following amounts as of December 31, 1997:

                        YEAR                          AMOUNT
                      --------                      -------------
                        1998                        $ 23,303,000
                        1999                          20,590,000
                        2000                          17,653,000
                        2001                          15,148,000
                        2002                           2,494,000
                                                    ------------
                                                    $ 79,188,000
                                                    ============

   (B)  OPERATING LEASES-

The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company incurred approximately $127,000, $367,000 and $334,000 in rental expense under noncancelable operating leases in 1995, 1996 and 1997, respectively.

Minimum annual commitments under operating leases at December 31, 1997 are as follows:

                        YEAR                         AMOUNT
                      --------                     -----------
                        1998                        $  287,000
                        1999                           276,000
                        2000                           155,000
                        2001                           141,000
                        2002                           133,000
                                                       350,000
                                                    ----------
                        Thereafter                  $1,342,000
                                                    ==========

   (C)  EMPLOYMENT AND CONSULTING AGREEMENTS-

The Company entered into employment agreements, effective as of January 1, 1996, with its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on the Company's attainment of certain earnings levels or sales levels or at the discretion of the Compensation Committee of the Board of Directors of the Company, as the case may be.

Future minimum annual commitments under these employment agreements at December 31, 1997 are as follows:

                         YEAR                        AMOUNT
                       --------                    ------------
                         1998                       $ 1,133,000
                         1999                         1,133,000
                         2000                         1,045,000
                         2001                           913,000
                         2002                            30,000
                                                        113,000
                                                    -----------
                    Thereafter                      $ 4,367,000
                                                    ===========


The Company had a consulting agreement with the former shareholder of CTO which provided for annual payments of $150,000 for a period of three years, commencing June 3, 1994. The 1997 obligation with respect to the final annual payment of $150,000 was paid by Steiner Group.

   (D)  PRODUCT SUPPLY AGREEMENT-

Effective December 1995, the Company entered into a five year agreement with its principal products supplier, pursuant to which the Company will purchase its requirements for its products. Such agreement provides for no specific minimum commitments. See Note 9.

(9)  RELATED PARTY TRANSACTIONS:

Effective December 1995, the Company's principal shareholder contributed certain rights with respect to formulations for lines of products sold by the Company. The rights were purchased from an unrelated third party by that shareholder. The formulations were used exclusively in the manufacture of the Company's products. The contribution of these product formulation rights was recorded at their historical cost of $219,000, the negotiated purchase price of said product formulation rights between the unrelated parties. These other assets are being amortized over a period of 15 years, the estimated life of the underlying assets, representing the estimated period over which the related products will be sold by the Company.

Prior to December 31, 1995,  the Company  incurred  obligations to an affiliated entity for (i) agent  processing,  which  involves  the hiring and  training  of on-board employees and (ii) certain management services. Included in administrative expenses is $765,000 for agent processing and management services for the year ended December 31, 1995.

Effective January 1, 1996, the Company purchased from Nicolas D. Steiner and Clive E. Warshaw (the principal beneficial owners of the Company prior to the initial public offering - see Note 6) 100% of the outstanding shares of Elemis. The purchase price was funded through a note in the amount of $543,000 and represented the net book value of the net assets acquired. As such, the transaction was recorded at historical cost. The transaction was not accounted for retroactively in a manner similar to a pooling of interests due to the immateriality of Elemis's operations to the total operations of the Company.

Notes Payable to Related Parties were non-interest bearing and were repaid during 1997.

(10)  SHARE OPTIONS:

The Company has reserved 1,080,000 of its common shares for issuance under its 1996 Share Option and Incentive Plan and 123,750 of its Common Shares for issuance under its Non-Employee Directors' Share Option Plan (the "Plans"). Under the Plans, incentive share options are available to employees and nonqualified share options may be granted to consultants, directors or employees of the Company. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of nonqualified share options is determined by the Compensation Committee of the Board of Directors and their terms may not exceed ten years. The following table presents a summary of share option activity as of December 31:

                                                        OPTION PRICE PER SHARE
                                          NUMBER    ----------------------------
                                        OF SHARES     LOW      HIGH     WEIGHTED
                                        ---------   ------    ------    --------
       Outstanding, December 31, 1995       -          -         -         -
          Granted                        511,581    $ 8.67    $ 8.67     $8.67
                                         -------
       Outstanding, December 31, 1996    511,581      8.67      8.67      8.67
                                         -------
          Granted                        379,502     13.08     38.59     27.52
          Exercised                      (26,151)     8.67      8.67      8.67
          Canceled                          (500)    15.83     15.83     15.83
                                         -------
       Outstanding, December 31, 1997    864,432      8.67     38.59     16.94
                                         =======


Additional information regarding options outstanding at December 31, 1997 is as follows:

                             OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
         RANGE OF            -------------------         -------------------
        EXERCISABLE     NUMBER      WEIGHTED    WEIGHTED    NUMBER     WEIGHTED
          PRICES      OUTSTANDING    AVERAGE    AVERAGE   EXERCISABLE  AVERAGE
          ------        AS OF      CONTRACTUAL  EXERCISE     AS OF     EXERCISE
       LOW     HIGH    12/31/97       LIFE        PRICE     12/31/97    PRICE
       ---     ----    --------       ----      --------    --------   --------
     $ 8.67  $ 8.67    485,430         8.86      $ 8.67     169,376     $8.67
      13.08   13.08      1,788         9.12       13.08        -          -
      15.83   15.83    124,800         9.22       15.83        -          -
      15.92   15.92        339         9.25       15.92        -          -
      18.33   18.33      5,625         9.43       18.33        -          -
      18.63   18.63        450         9.58       18.63        -          -
      30.87   38.59    216,000         9.93       34.73        -          -
      27.19   27.19     30,000         9.98       27.19        -          -
      -----  ------   --------     --------      ------   ---------     -----
      $8.67  $38.59    864,432         9.22      $16.94     169,376     $8.67
      =====  ======   ========     ========      ======   =========     =====


The Company applies APB Opinion 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's stock been based on fair value at the grant dates for awards under the Plans consistent with the methodologies of SFAS 123, the Company's 1997 net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                    1996           1997
                                                 ----------    -----------
       Net income            As reported         $2,471,000    $12,247,000
                             Pro forma           $2,407,000    $11,442,000

       Diluted earnings      As reported         $0.25         $1.10
       per share             Pro forma           $0.25         $1.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 25.0% and 37.8% for 1996 and 1997, respectively, risk-free interest rate of 6.0%, expected dividends of $0 and expected term of 5 years.

In 1996, the Company recorded expense of $113,000 related to 37,500 share options granted to a nonemployee of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the same assumptions described above.