Form 10-Q
period 1998-03-31
STEINER LEISURE LTD
filed 1998-05-15
CIK 1018946

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------

                                   FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

                              OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                       to


                            STEINER LEISURE LIMITED
            (Exact name of Registrant as Specified in its Charter)

                       COMMISSION FILE NUMBER: 0-28972

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

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      Common Shares, par value (U.S.) $.01              16,482,571 shares as of
      per share                                    May 11, 1998

                            STEINER LEISURE LIMITED

                                     INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.
------------------------------

ITEM 1. Unaudited Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 1997
        and March 31, 1998 ............................................   3

        Condensed  Consolidated  Statements of Operations for the Three
        Months ended March 31, 1997 and March 31, 1998.................   4

        Condensed  Consolidated  Statements of Cash Flows for the Three
        Months Ended March 31, 1997 and March 31, 1998.................   5

        Notes to Condensed Consolidated Financial Statements...........   6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   9


PART II.  OTHER INFORMATION
---------------------------

ITEM 2. Changes in Securities and Use of Proceeds......................   13

ITEM 6. Exhibits and Reports on Form 8-K...............................   14

SIGNATURES.............................................................   15

EXHIBIT INDEX..........................................................   16

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    December 31,      March 31,
                       ASSETS                           1997            1998
                       ------                       ------------    ------------
                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $12,335,000     $12,786,000
   Marketable securities                             12,017,000      14,342,000
   Accounts receivable                                3,980,000       3,288,000
   Inventories                                        4,949,000       5,678,000
   Other current assets                                 958,000       1,642,000
                                                    -----------     -----------
     Total current assets                            34,239,000      37,736,000
                                                    -----------     -----------

PROPERTY AND EQUIPMENT, net                           2,285,000       2,210,000

INTANGIBLE ASSETS, net                                     -            675,000

OTHER ASSETS                                            613,000         584,000
                                                    -----------     -----------
     Total assets                                   $37,137,000     $41,205,000
                                                    ===========     ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                 $ 1,901,000     $ 2,616,000
   Accrued expenses                                   5,941,000       3,992,000
   Current portion of capital lease obligations          68,000          62,000
   Income taxes payable                                 685,000         914,000
                                                    -----------     -----------
     Total current liabilities                        8,595,000       7,584,000
                                                    -----------     -----------

CAPITAL LEASE OBLIGATIONS, net of current portion        29,000          18,000
                                                    -----------     -----------

MINORITY INTEREST                                          -             15,000

SHAREHOLDERS' EQUITY:
    Preferred  shares,  $.01 par  value;  10,000,000
       shares authorized, none issued and outstanding      -                -
    Common  shares,   $.01  par  value;   20,000,000
       shares authorized, and 16,239,000 shares in
       1997 and  16,482,587 shares in 1998,
       issued and outstanding                           162,000         165,000
    Additional paid-in capital                       10,675,000      11,816,000
    Accumulated other comprehensive income              171,000         266,000
    Retained earnings                                17,505,000      21,341,000
                                                    -----------     -----------
     Total shareholders' equity                      28,513,000      33,588,000
                                                    -----------     -----------

     Total liabilities and shareholders' equity     $37,137,000     $41,205,000
                                                    ===========     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                  (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        1997          1998
                                                     ------------  ------------
REVENUES:
    Services                                         $11,832,000   $13,735,000
    Products                                           7,828,000     9,200,000
                                                     -----------   -----------
     Total revenues                                   19,660,000    22,935,000
                                                     -----------   -----------

COST OF SALES:
    Cost of services                                   9,279,000    10,663,000
    Cost of products                                   5,408,000     6,249,000
                                                     -----------   -----------
     Total cost of sales                              14,687,000    16,912,000
                                                     -----------   -----------
     Gross profit                                      4,973,000     6,023,000
                                                     -----------   -----------

OPERATING EXPENSES:
    Administrative                                       911,000     1,075,000
    Salary and payroll taxes                           1,081,000     1,228,000
    Amortization of intangibles                          620,000         -
                                                     -----------   -----------
     Total operating expenses                          2,612,000     2,303,000
                                                     -----------   -----------

     Income from operations                            2,361,000     3,720,000
                                                     -----------   -----------

OTHER INCOME (EXPENSE):
    Interest income                                      161,000       332,000
    Interest expense                                      (4,000)       (3,000)
                                                     -----------   -----------
     Total other income (expense)                        157,000       329,000
                                                     -----------   -----------

     Income before provision for income taxes          2,518,000     4,049,000

PROVISION FOR INCOME TAXES:                              222,000       213,000
                                                     -----------   -----------

     Net income                                      $ 2,296,000   $ 3,836,000
                                                     ===========   ===========

EARNINGS PER COMMON SHARE:

    Basic                                            $      0.14   $      0.24
                                                     ===========   ===========

    Diluted                                          $      0.14   $      0.23
                                                     ===========   ===========



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                  (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        1997          1998
                                                     ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 2,296,000   $ 3,836,000
Adjustments to reconcile net income to
   net cash provided by operating activities-
    Depreciation and amortization                        781,000       218,000
    Share options issued to nonemployees                   7,000         -
    (Increase) decrease in-
      Accounts receivable                                438,000       733,000
      Inventories                                        262,000      (680,000)
      Other current assets                               (36,000)     (674,000)
      Other assets                                      (226,000)       26,000
    Increase (decrease) in-
      Accounts payable                                  (639,000)      672,000
      Accrued expenses                                   735,000    (1,953,000)
      Income taxes payable                            (3,207,000)      213,000
      Minority interest                                     -           15,000
                                                     -----------   -----------
       Net cash provided by operating activities         411,000     2,406,000
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                  (6,722,000)   (2,320,000)
   Capital expenditures                                 (103,000)     (130,000)
   Acquisition of franchise rights                          -         (675,000)
                                                     -----------   -----------
       Net cash used in investing activities          (6,825,000)   (3,125,000)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                 (17,000)      (18,000)
   Payments on long-term debt                           (163,000)        -
   Net proceeds from stock option exercises                 -        1,144,000
                                                     -----------   -----------
       Net cash  (used  in)  provided  by
         financing activities                           (180,000)    1,126,000
                                                     -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (21,000)       44,000
                                                     -----------   -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (6,615,000)      451,000
CASH AND CASH EQUIVALENTS, beginning of period        13,625,000    12,335,000
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $ 7,010,000   $12,786,000
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Cash paid during the period for-

    Interest                                         $     4,549   $     3,426
                                                     ===========   ===========

    Income taxes                                     $ 3,428,650   $      -
                                                     ===========   ===========



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   STEINER LEISURE LIMITED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION OF INTERIM CONDENSED ONSOLIDATED INANCIAL STATEMENTS:
     --------------------------------------------------------------------------

The unaudited condensed consolidated statements of operations for the three months ended March 31, 1997 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(2)  ORGANIZATION:
     ------------
Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company") and subsidiaries provide spa services and skin and hair care products to passengers on board cruise ships worldwide. The Company, incorporated in The Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

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

      (b)  AMORTIZATION-

Intangible assets were amortized on a straight-line basis over a 3-year period ended June 1, 1997. This period represented the approximate remaining life of the acquired intangible assets of CTO, its concession agreements with cruise lines.

Intangible assets as of March 31, 1998 represent the cost of the intellectual property acquired by the Company in connection with its investment in EBSC International Limited, a Bahamian company ("EBSC"). Amortization of these intangible assets commenced in April 1998, the month of the effective date of the first area development agreement entered ito by EBSC (see Note 4).

      (c)  MINORITY INTEREST-

Minority interest represents the minority shareholders' proportional share of the net assets of EBSC (see Note 4).

      (d)  INCOME TAXES-

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

      (E)  TRANSLATION OF FOREIGN CURRENCIES-

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

      (F)  EARNINGS PER SHARE-

Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                     1997          1998
                                                  ------------  ------------
         Weighted average shares outstanding
         used in calculating basic earnings
         per share                                16,200,000    16,291,000
         Dilutive common share equivalents           304,000       476,000
                                                  ----------    ----------
         Weighted average common and common
         equivalent shares used in calculating
         diluted earnings per share               16,504,000    16,767,000
                                                  ==========    ==========

      (G)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-


In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.


In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. SOP 98-5 is effective for financial statements issued after December 15, 1998. Management does not believe that the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 is effective as of December 31, 1998.


(4)  ACQUISITIONS:


In January 1998, the Company, through EBSC, a Bahamian international business company ("IBC"), owned 85% by the Company, acquired for $675,000 the intellectual property (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). The Company proposes to franchise the BSC concept, initially in Hong Kong and, possibly, in other locations in Asia, and, subsequently, elsewhere that the Company deems appropriate under the name "Elemis Beautiful Skin Centre" or similar names. The initial franchise area development agreement for the operation of Elemis Beautiful Skin Centres in Hong Kong is with the seller of the BSC Rights (the "Seller"), which owns the remaining 15% of EBSC.


(5)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                  December 31,    March 31,
                                                     1997           1998
                                                  ------------  -----------
                                                                 (Unaudited)

        Operative commissions                     $1,059,000    $  964,000
        Guaranteed minimum rentals                 2,235,000       740,000
        Bonuses                                      769,000       486,000
        Staff shipboard accommodations               227,000       251,000
        Other                                      1,651,000     1,551,000
                                                  ----------    ----------
                                                  $5,941,000    $3,992,000
                                                  ==========    ==========

(6)  COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                     Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                     1997          1998
                                                  -----------   -----------
        Net income                                $2,296,000    $3,836,000
        Unrealized gain (loss) on marketable
           securities, net of income taxes           (26,000)        3,000
        Foreign currency translation adjustments,
           net of income taxes                       (55,000)       59,000
                                                  ----------    ----------
        Comprehensive income                      $2,215,000    $3,898,000
                                                  ==========    ==========

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

      The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States or United Kingdom taxation. More than 84% of the Company's income for the first three months of 1998 is not subject to United States or United Kingdom income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and is subject to additional state taxes and may be subject to local income, franchise and other taxes. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries of the Company which accounted for a total of 7% of the Company's pre-tax income for the first three months of 1998, will be subject to U.K. tax rates (generally up to 33%).

     Effective October 24, 1997 and April 28, 1998, the Board of Directors of the Company approved 3-for-2 share splits, effected as share dividends, effective for shareholders of record as of October 13, 1997 and April 14, 1998, respectively (collectively, the "Share Splits"). All per share data and references to numbers of common shares and the price thereof presented herein have been, where appropriate, adjusted to give effect to the Share Splits.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        ------------------
                                                          1997      1998
                                                         ------    ------
              Revenues:
                 Services.............................    60.2%     59.9%
                 Products.............................    39.8      40.1
                                                         ------    -----
                   Total revenues.....................   100.0     100.0
                                                         -----     -----
              Cost of sales:
                 Cost of services.....................    47.2      46.5
                 Cost of products.....................    27.5      27.2
                                                         -----     -----
                   Total cost of sales................    74.7      73.7
                                                         -----     -----
              Gross profit                                25.3      26.3
              Operating expenses:
                 Administrative.......................     4.6       4.7
                 Salary and payroll taxes.............     5.5       5.4
                 Amortization of intangibles..........     3.2         -
                                                         -----     -----
                   Total operating expenses...........    13.3      10.1
                                                         -----     -----
                   Income from operations.............    12.0      16.2
              Other income............................     0.8       1.4
                                                         -----     -----
              Income before provision for income taxes    12.8      17.6
              Provision for income taxes..............     1.1       0.9
                                                         -----     -----
              Net income..............................    11.7%     16.7%
                                                         =====     =====


THREE  MONTHS  ENDED MARCH 31, 1998  COMPARED TO THREE  MONTHS ENDED MARCH 31,
1997

      REVENUES. Revenues increased approximately 16.7%, or $3.2 million, to $22.9 million in the first quarter of 1998 from $19.7 million in the first quarter of 1997. Of this increase, $1.9 million was attributable to increases in services provided on cruise ships and $1.3 million was attributable to increases in sales of products. The increase in revenues for the first quarter of 1998 compared to the first quarter of 1997 was primarily attributable to an increase of seven in the average number of ships in service with enhanced large spa facilities and an increase of two in the average number of non-spa ships in service over the first quarter of 1997. The Company had 798 shipboard staff members in service on average in the first quarter of 1998 compared to 730 shipboard staff members in service on average in the first quarter of 1997.
Revenues per staff per day increased by 6.7% in the first quarter of 1998 compared to the first quarter of 1997.

      COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.6% in the first quarter of 1998 from 78.4% in the first quarter of 1997. This decrease was due to increases in productivity of onboard staff during the first quarter of 1998 compared to the first quarter of 1997 and increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to services on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

      COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 67.9% in the first quarter of 1998 from 69.1% in the first quarter of 1997. This decrease was due to increases in productivity of onboard staff during the first quarter of 1998 compared to the first quarter of 1997, a product price increase implemented during the first quarter of 1998 as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

      OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 10.1% in the first quarter of 1998 from 13.3% in the first quarter of 1997 as a result of the decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the second quarter of 1997.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.3% for the first quarter of 1998 from an overall effective rate of 8.8% for the first quarter of 1997 is primarily due to an increase in the proportion of the Company's income generated by non-taxable subsidiaries. Without the amortization of intangibles, the overall effective rate for the three months ended March 31, 1998 would have been 5.3% compared to 7.1% for the three months ended March 31, 1997.

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

      In November 1996, the Company issued 1,863,000 of its common shares pursuant to the initial public offering of its common shares in November 1996 (the "IPO") (which also included shares of a selling shareholder), which generated net proceeds of approximately $9.7 million to the Company. Approximately $3.4 million of the net proceeds were used to repay the remaining outstanding indebtedness assumed by the Company in connection with the contribution to the capital of the Company of the assets of the Maritime
Division and the common stock of CTO. During the first quarter of 1997, approximately $3.2 million of such proceeds were used to pay the estimated United States federal and state income tax liability incurred in connection with the liquidation of CTO (the "CTO Tax Payment"). The remaining net proceeds, in the approximate amount of $3.1 million, will be used for working capital purposes and have been invested in cash equivalents and high grade commercial paper.

      During the first three months of 1998, cash flow from operating activities was $2.4 million, compared to $0.4 million (reflecting, among other things, the $3.2 million CTO Tax Payment) for the first three months of 1997. At March 31, 1998, the Company had working capital of approximately $30.2 million compared to $25.6 million at December 31, 1997.

      The  Company  has  agreed  to  commit  a total of $3 million to design and
operate  a  luxury  spa  facility  at  the  Atlantis   resort   complex  of  Sun
International Hotels Limited on Paradise Island in Nassau, The Bahamas. The Company anticipates that such amount will be expended during the second, third and fourth quarters of 1998. The above agreement is subject to the terms of a definitive agreement to be executed by the parties.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: the Company's dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; the Company's dependence on the cruise industry and its being subject to the risks of that industry; the Company's obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by the Company from passengers; the Company's dependence on a limited number of cruise lines and on a single product manufacturer; the Company's dependence for its success on its ability to recruit and retain qualified personnel; changes in the non-U.S. tax status of the Company's principal subsidiary; changing competitive conditions; changes in laws and government regulations applicable to the Company and the cruise industry; the Company's limited experience in franchise, and other land-based operations; and product liability or other claims against the Company by customers of the Company's products or services. The risks to which the Company is subject are more fully described under "Certain Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
             -----------------------------------------

            On November 12, 1996, the Company's Registration Statement on Form F-1 under the Securities Act of 1933, as amended, File No. 333-5266, with respect to the IPO of its common shares at a price of $5.778 per share was declared effective by the Securities and Exchange Commission. The IPO commenced on November 13, 1996. A total of 1,863,000 common shares (aggregate offering price of $10,764,000) were registered and sold on behalf of the Company and a total of 9,605,790 common shares (aggregate offering price of $55,500,120) were registered and sold on behalf of a selling shareholder. The net proceeds to the Company from the IPO, after deducting total expenses in the amount of $1,060,000, were approximately $9,704,000. The IPO terminated, and all of the securities registered in connection therewith were sold. The managing underwriters of the IPO were Furman Selz LLC and Raymond James & Associates, Inc.

            In connection with the IPO, the Company incurred the following estimated expenses for the indicated purposes:

            Underwriting discounts and
              Commissions                                 $753,480

            Expenses paid to or for
              Underwriters                                $  2,265

            Other expenses                                $304,255

            The net proceeds to the Company from the IPO have been applied, through March 31, 1998, in the following amounts toward the indicated purposes:

            Repayment of indebtedness                   $3,429,661

            Payment of federal and state
              estimated tax liability                   $3,231,132

            Temporary investment (commercial
              paper, AA+ and AAA rated,
              through a commercial bank)                $3,043,207

            The use of proceeds of the IPO described above does not represent a material change in the use of proceeds described in the prospectus which formed a part of the Registration Statement.

            None of the payments described above, other than those with respect to repayment of indebtedness, represent direct or indirect payment to directors, officers, general partners of the issuer or their associates; persons owning ten percent or more of any class of equity securities of the issuer; or affiliates of the issuer.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

      (a)    EXHIBITS
             --------

      The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

      3.2         Amended  and  Restated  Articles  of  Association  of  Steiner
                  Leisure Limited

      10.1(b)     Second Amendment  to  Employment  Agreement  between   Steiner
                  Leisure Limited and Clive E. Warshaw dated as of April 20, 1998.(1)

      10.2(b)     Second Amendment  to   Employment  Agreement  between  Steiner
                  Leisure Limited and Leonard I. Fluxman dated as of December 19, 1997.(1)

      10.4(b)     Second Amendment  to  Employment  Agreement  between   Steiner
                  Leisure Limited and Amanda Jane Francis dated as of April 20, 1998.(1)

      27          Financial Data Schedule

      (b)    REPORTS ON FORM 8-K
             -------------------

      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.


------------------------
(1)   Management contract or compensatory plan or agreement.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1998

                                             -----------------------------------
                                             STEINER LEISURE LIMITED
                                                (Registrant)



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

                                EXHIBIT INDEX
                                -------------



EXHIBIT NO.             DESCRIPTION
-----------             -----------

  3.2         Amended  and  Restated  Articles  of  Association  of  Steiner
              Leisure Limited

  10.1(b)     Second Amendment  to  Employment  Agreement  between   Steiner
              Leisure Limited and Clive E. Warshaw dated as of April 20,
              1998.

  10.2(b)     Second Amendment  to   Employment  Agreement  between  Steiner
              Leisure Limited and Leonard I. Fluxman dated as of December 19, 1997.

  10.4(b)     Second Amendment  to  Employment  Agreement  between   Steiner
              Leisure Limited and Amanda Jane Francis dated  as of April 20,
              1998.

  27          Financial Data Schedule