Form 10-Q
period 1998-06-30
STEINER LEISURE LTD
filed 1998-08-14
CIK 1018946

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ------------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                              OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________

                             STEINER LEISURE LIMITED
             (Exact name of Registrant as Specified in its Charter)

                        COMMISSION FILE NUMBER : 0-28972

         COMMONWEALTH OF THE BAHAMAS                           98-0164731
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                              Identification No.)


          SUITE 104A, SAFFREY SQUARE
              NASSAU, THE BAHAMAS                             NOT APPLICABLE
   (Address of principal executive offices)                      (Zip Code)

                                (242) 356-0006
               (Registrant's telephone number, including area code)


                -----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                     OUTSTANDING

      Common Shares, par value (U.S.) $.01            16,535,303 shares as of
      per share                                       August 12, 1998

                             STEINER LEISURE LIMITED


                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1. Unaudited Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 1997
        and June 30, 1998 .............................................   3

        Condensed  Consolidated  Statements of Operations for the Three
        and Six Months ended June 30, 1997 and June 30, 1998...........   4

        Condensed  Consolidated  Statements  of Cash  Flows for the Six
        Months Ended June 30, 1997 and June 30, 1998...................   5

        Notes to Condensed Consolidated Financial Statements...........   6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   9


PART II.  OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds......................   15

ITEM 4. Submission of Matters to a Vote of Security Holders............   16

ITEM 6. Exhibits and Reports on Form 8-K...............................   16

SIGNATURES.............................................................   17

EXHIBIT INDEX..........................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     December 31,     June 30,
                       ASSETS                           1997            1998
                       ------                        ------------  ------------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                         $12,335,000   $8,996,000
   Marketable securities                              12,017,000    21,111,000
   Accounts receivable                                 3,980,000     3,735,000
   Inventories                                         4,949,000     5,704,000
   Other current assets                                  958,000     1,827,000
                                                     -----------   -----------
     Total current assets                             34,239,000    41,373,000

PROPERTY AND EQUIPMENT, net                            2,285,000     3,257,000

INTANGIBLE ASSETS, net                                     -           686,000

OTHER ASSETS                                             613,000       637,000
                                                     -----------   -----------
     Total assets                                    $37,137,000   $45,953,000
                                                     ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                  $ 1,901,000   $ 1,921,000
   Accrued expenses                                    5,941,000     4,654,000
   Current portion of capital lease obligations           68,000        61,000
   Income taxes payable                                  685,000       940,000
                                                     -----------   -----------
     Total current liabilities                         8,595,000     7,576,000
                                                     -----------   -----------

CAPITAL LEASE OBLIGATIONS, net of current portion         29,000         1,000
                                                     -----------   -----------

MINORITY INTEREST                                          -            15,000

SHAREHOLDERS' EQUITY:
    Preferred  shares,  $.01 par  value;  10,000,000
      shares authorized,  none issued and outstanding      -             -
    Common  shares,   $.01  par  value;   20,000,000
      shares authorized, and 16,239,000 shares in
      1997 and  16,535,269 shares in 1998,
      issued and outstanding                             162,000       165,000
    Additional paid-in capital                        10,675,000    12,368,000
    Accumulated other comprehensive income               171,000       243,000
    Retained earnings                                 17,505,000    25,585,000
                                                     -----------   -----------
     Total shareholders' equity                       28,513,000    38,361,000
                                                     -----------   -----------

     Total liabilities and shareholders' equity      $37,137,000   $45,953,000
                                                     ===========   ===========




           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (UNAUDITED)
                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                  ------------------------  ------------------------
                                     1997         1998         1997         1998
                                  -----------  -----------  -----------  -----------
REVENUES:
    Services                      $11,805,000  $14,462,000  $23,637,000  $28,197,000
    Products                        8,275,000    9,873,000   16,103,000   19,073,000
                                  -----------  -----------  -----------  -----------
     Total revenues                20,080,000   24,335,000   39,740,000   47,270,000
                                  -----------  -----------  -----------  -----------

COST OF SALES:
    Cost of services                9,354,000   11,161,000   18,633,000   21,824,000
    Cost of products                5,556,000    6,674,000   10,964,000   12,923,000
                                  -----------  -----------  -----------  -----------
     Total cost of sales           14,910,000   17,835,000   29,597,000   34,747,000
                                  -----------  -----------  -----------  -----------

     Gross profit                   5,170,000    6,500,000   10,143,000   12,523,000
                                  -----------  -----------  -----------  -----------

OPERATING EXPENSES:
    Administrative                    928,000    1,174,000    1,839,000    2,249,000
    Salary and payroll taxes        1,078,000    1,234,000    2,159,000    2,462,000
    Amortization of intangibles       469,000        -        1,089,000        -
                                  -----------  -----------  -----------  -----------
     Total operating expenses       2,475,000    2,408,000    5,087,000    4,711,000
                                  -----------  -----------  -----------  -----------

     Income from operations         2,695,000    4,092,000    5,056,000    7,812,000
                                  -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE):
    Interest income                   201,000      424,000      362,000      756,000
    Interest expense                   (4,000)      (4,000)      (8,000)      (7,000)
                                  -----------  -----------  -----------  -----------
     Total other income (expense)     197,000      420,000      354,000      749,000
                                  -----------  -----------  -----------  -----------

     Income before  provision for
       income taxes                 2,892,000    4,512,000    5,410,000    8,561,000

PROVISION FOR INCOME TAXES:           250,000      268,000      472,000      481,000
                                  -----------  -----------  -----------  -----------

     Net income                   $ 2,642,000  $ 4,244,000  $ 4,938,000  $ 8,080,000
                                  ===========  ===========  ===========  ===========

EARNINGS PER COMMON SHARE:

    Basic                         $      0.16  $      0.26  $      0.30  $      0.49
                                  ===========  ===========  ===========  ===========

    Diluted                       $      0.16  $      0.25  $      0.30  $      0.47
                                  ===========  ===========  ===========  ===========




           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (UNAUDITED)
                                                         Six Months Ended
                                                             June 30,
                                                     --------------------------
                                                         1997          1998
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 4,938,000    $ 8,080,000
Adjustments to reconcile net income to
   net cash provided by operating activities-
    Depreciation and amortization                      1,434,000        443,000
    Share options issued to nonemployees                   7,000          -
    (Increase) decrease in-
      Accounts receivable                                127,000        270,000
      Inventories                                        371,000       (727,000)
      Other current assets                              (132,000)      (861,000)
      Other assets                                      (356,000)       (32,000)
    Increase (decrease) in-
      Accounts payable                                  (555,000)         6,000
      Accrued expenses                                   443,000     (1,291,000)
      Income taxes payable                            (3,156,000)       242,000
      Minority interest                                    -             15,000
                                                     -----------    -----------
       Net cash provided by operating activities       3,121,000      6,145,000
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                  (6,649,000)    (9,082,000)
   Advances on construction costs                          -         (1,000,000)
   Capital expenditures                                 (401,000)      (395,000)
   Acquisition of franchise rights                         -           (692,000)
                                                     -----------    -----------
       Net cash used in investing activities          (7,050,000)   (11,169,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                 (39,000)       (36,000)
   Payments on long-term debt                           (217,000)         -
   Net proceeds from stock option exercise                 -          1,696,000
                                                     -----------    -----------
       Net cash  (used  in)  provided  by
         financing activities                           (256,000)     1,660,000
                                                     -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (4,000)        25,000
                                                     -----------    -----------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                               (4,189,000)    (3,339,000)
CASH AND CASH EQUIVALENTS, beginning of period        13,625,000     12,335,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $ 9,436,000    $ 8,996,000
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Cash paid during the period for-

    Interest                                         $     8,000    $     7,000
                                                     ===========    ===========

    Income taxes                                     $ 3,629,000    $   474,000
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF  PRESENTATION  OF  INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Intangible assets as of June 30, 1998 represent the cost of the intellectual property acquired by the Company in connection with its investment in EBSC International Limited, a Bahamian Company ("EBSC"). Amortization of these intangible assets commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC (see Note 4).

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

      (E)  TRANSLATION OF FOREIGN CURRENCIES-

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations.

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


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                  --------------------------    --------------------------
                                                     1997          1998            1997          1998
                                                  ------------  ------------    ------------  ------------
         Weighted average shares outstanding
           used in calculating basic earnings
           per share                               16,200,000    16,507,000      16,200,000    16,400,000
         Dilutive common share equivalents            411,000       590,000         437,000       632,000
                                                   ----------    ----------      ----------    ----------
         Weighted average common and common
           equivalent shares used in calculating
           diluted earnings per share              16,611,000    17,097,000      16,637,000    17,032,000
                                                   ==========    ==========      ==========    ==========

         Options and warrants outstanding which
           are not included in the calculation
           of diluted earnings per share
           because their impact is antidilutive           --       195,000             --       195,000
                                                   ==========    ==========      ==========    ==========


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


(4)  ACQUISITIONS:


In January 1998, the Company, through EBSC, a Bahamian international business company ("IBC"), owned 85% by the Company, acquired for $675,000 the intellectual property (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). The Company proposes to franchise the BSC concept, initially in Hong Kong and, possibly, in other locations in Asia, and, subsequently, elsewhere that the Company deems appropriate under the name "Elemis Beautiful Skin Centre" or similar names. The initial franchise area development agreement for the operation of Elemis Beautiful Skin Centres in Hong Kong is with the seller of the BSC Rights, which owns the remaining 15% of EBSC.

(5)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                  December 31,   June 30,
                                                      1997         1998
                                                  -----------   -----------
                                                                (Unaudited)

        Operative commissions                     $1,059,000    $  927,000
        Guaranteed minimum rentals                 2,235,000     1,219,000
        Bonuses                                      769,000       565,000
        Staff shipboard accommodations               227,000       278,000
        Other                                      1,651,000     1,666,000
                                                  ----------    ----------
                                                  $5,941,000    $4,655,000
                                                  ==========    ==========

(6)  COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                          Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                         1997          1998
                                                      -----------   -----------
        Net income                                    $ 4,938,000   $ 8,080,000
        Unrealized gain on marketable securities,
           net of income taxes                              -            12,000
        Foreign currency translation adjustments,
           net of income taxes                            (50,000)       60,000
                                                      -----------   -----------
        Comprehensive income                          $ 4,888,000   $ 8,152,000
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

      The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States or United Kingdom taxation. More than 84% of the Company's income for the first six months of 1998 is not subject to United States or United Kingdom income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and is subject to additional state taxes and may be subject to local income, franchise and other taxes. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries of the Company which accounted for a total of 9% of the Company's pre-tax income for the first six months of 1998, will be subject to U.K. tax rates (generally up to 33%).

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                          JUNE 30,            JUNE 30,
                                          --------            --------
                                       1997      1998      1997      1998
                                       ----      ----      ----      ----
   Revenues:
      Services......................   58.8%      59.4%     59.5%     59.7%
      Products......................   41.2       40.6      40.5      40.3
                                      -----      -----     -----     -----
        Total revenues..............  100.0      100.0     100.0     100.0
                                      -----      -----     -----     -----
   Cost of sales:
      Cost of services..............   46.6       45.9      46.9      46.2
      Cost of products..............   27.7       27.4      27.6      27.3
                                      -----      -----     -----     -----
        Total cost of sales.........   74.3       73.3      74.5      73.5
                                      -----      -----     -----     -----
   Gross profit                        25.7       26.7      25.5      26.5
   Operating expenses:
      Administrative................    4.6        4.8       4.6       4.8
      Salary and payroll taxes......    5.4        5.1       5.4       5.2
      Amortization of intangibles...    2.3        -         2.8       -
                                      -----      -----     -----     -----
        Total operating expenses....   12.3        9.9      12.8      10.0
                                      -----      -----     -----     -----
        Income from operations......   13.4       16.8      12.7      16.5
   Other income.....................    1.0        1.7       0.9       1.6
                                      -----      -----     -----     -----
   Income before provision for
     income taxes...................   14.4       18.5      13.6      18.1
   Provision for income taxes.......    1.2        1.1       1.2       1.0
                                      -----      -----     -----     -----
   Net income.......................   13.2%      17.4%     12.4%     17.1%
                                      =====      =====     =====     =====


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      REVENUES. Revenues increased approximately 21.2%, or $4.2 million, to $24.3 million in the second quarter of 1998 from $20.1 million in the second quarter of 1997. Of this increase, $2.7 million was attributable to increases in services provided on cruise ships and $1.6 million was attributable to increases in sales of products. The increase in revenues for the second quarter of 1998 compared to the second quarter of 1997 was primarily attributable to an increase of seven in the average number of ships in service with enhanced large spa facilities and an increase of two in the average number of non-spa ships in service over the second quarter of 1997. The Company had 830 shipboard staff members in service on average in the second quarter of 1998 compared to 742 shipboard staff members in service on average in the second quarter of 1997. Revenues per staff per day increased by 8.2% in the second quarter of 1998 compared to the second quarter of 1997.

      COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.2% in the second quarter of 1998 from 79.2% in the second quarter of 1997. This decrease was due to increases in productivity of onboard staff during the second quarter of 1998 compared to the second quarter of 1997 and increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to services on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

      COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 67.6% in the second quarter of 1998 from 67.1% in the second quarter of 1997. This increase was due to increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998, partially offset by increases in productivity of onboard staff during the second quarter of 1998 compared to the second quarter of 1997, as well as increased revenues on ships where the Company is subject to minimum annual rental payments.

      OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.9% in the second quarter of 1998 from 12.3% in the second quarter of 1997 as a result of the decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the second quarter of 1997.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.9% for the second quarter of 1998 from an overall effective rate of 8.6% for the second quarter of 1997 is primarily due to an increase in the proportion of the Company's income generated by subsidiaries located in non-taxable jurisdictions. Without the amortization of intangibles, the overall effective rate for the three months ended June 30, 1998 would have been 5.9% compared to 7.4% for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      REVENUES. Revenues increased approximately 18.9%, or $7.6 million, to $47.3 million for the six months ended June 30, 1998 from $39.7 million for the six months ended June 30, 1997. Of this increase, $4.6 million was attributable to increases in services provided on cruise ships and $3.0 million was attributable to increases in sales of products. The increase in revenues for the first half of 1998 compared to the same period in the prior year was primarily attributable to an increase of seven in the average number of ships in service with enhanced large spa facilities, and an increase of two in the average of non-spa ships in service for the same period. The Company had 814 shipboard staff members in service on average during the six months ended June 30, 1998 compared to 736 shipboard staff members in service on average during the six months ended June 30, 1997. Revenues per staff per day increased by 7.5% in the first half of 1998 compared to the comparable period of 1997.

      COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.4% in the first six months of 1998 from 78.8% for the first six months of 1997. This decrease was due to an increase in productivity of onboard staff during the first half of 1998 compared to the same period in prior year. This decrease was partially offset by increases in rent allocable to services on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

      COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 67.8% in the first six months of 1998 from 68.1% for the first six months of 1997. This decrease was primarily due to increases in productivity of onboard staff, a product price increase implemented in the first quarter of 1998, as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by an increase in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

      OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 10.0% for the first six months of 1998 from 12.8% for the first six months of 1997 as a result of the decrease in goodwill amortization as a result of the related intangible assets becoming fully amortized during the second quarter of 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.6% for the first six months of 1998 from an overall effective rate of 8.7% for the first six months of 1997 due to an increase in the proportion of the Company's income generated by subsidiaries located in non-taxable jurisdictions. Without the amortization of intangibles and interest, the overall effective rate for the six months ended June 30, 1998 would have been 5.6% compared to 7.3% for the six months ended June 30, 1997.

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

     In November 1996, the Company issued 1,863,000 of its common shares pursuant to the initial public offering of its common shares (the "IPO") (which also included shares of a selling shareholder), which generated net proceeds of approximately $9.7 million to the Company. Approximately $3.4 million of the net proceeds were used to repay the remaining outstanding indebtedness assumed by the Company in connection with the contribution to the capital of the Company of the assets of the Maritime Division and the common stock of CTO. During the first quarter of 1997, approximately $3.2 million of such proceeds were used to pay the estimated United States federal and state income tax liability incurred in connection with the liquidation of CTO (the "CTO Tax Payment"). The remaining net proceeds, in the approximate amount of $3.1 million, are available to be used for working capital purposes and have been invested in cash equivalents and high grade commercial paper.

      During the first six months of 1998, cash flow from operating activities was $6.1 million, compared to $3.1 million (reflecting, among other things, the $3.2 million CTO Tax Payment) for the first six months of 1997. At June 30, 1998, the Company had working capital of approximately $33.8 million compared to $25.6 million at December 31, 1997.

     The Company has agreed to commit a total of $3.0 million to design and operate a luxury spa facility at the Atlantis resort complex of Sun
International Hotels Limited on Paradise Island in Nassau, The Bahamas. The above agreement is subject to the terms of a definitive agreement to be executed by the parties. As of June 30, 1998, the Company has expended $1.0 million as a deposit on construction costs, which amount represents a portion of the proceeds from the IPO. The remaining balance of the $3.0 million is anticipated to be expended during the third and fourth quarters of 1998.

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

YEAR 2000 COMPLIANCE

     Certain computer software programs are unable to process two-digit year-date codes (for example "00") after December 31, 1999. The Company is currently in the process of updating its computer systems to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years and believes it will be "year 2000" compliant prior to the year 2000. The Company does not anticipate that the costs related to updating or replacing existing computer systems in order to become "year 2000" compliant will have a material impact on the Company's future results of operations. The Company is, however, dependent for the recording of its revenues from operations on the computer systems of its cruise line customers. While the Company has requested information from such customers with respect to their "year 2000" compliance status, the Company has not yet received responses sufficient for it to make a determination as to the overall "year 2000" compliance status of its cruise line customers. In the event that any of the Company's significant cruise line customers does not successfully achieve "year 2000" compliance in a timely manner, the Company's business or operations could be adversely affected.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: the Company's dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; the Company's dependence on the cruise industry and its being subject to the risks of that industry; the Company's obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by the Company from passengers; the Company's dependence on a limited number of cruise lines and on a single product manufacturer; the Company's dependence for its success on its ability to recruit and retain qualified personnel; changes in the non-U.S. tax status of the Company's principal subsidiary; changing competitive conditions; changes in laws and government regulations applicable to the Company and the cruise industry; the Company's limited experience in franchise, and other land-based operations; adverse political and economic developments in the countries where the Company's land-based operations are conducted; and product liability or other claims against the Company by customers of the Company's products or services. The risks to which the Company is subject are more fully described under "Certain Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

            In connection with the IPO, the Company incurred the following estimated expenses for the indicated purposes:

            Underwriting discounts and
              Commissions                                 $  753,480

            Expenses paid to or for
              Underwriters                                $    2,265

            Other expenses                                $  304,255

            The net proceeds to the Company from the IPO have been applied, through June 30, 1998, in the following amounts toward the indicated purposes:

            Repayment of indebtedness                     $3,429,661

            Payment of federal and state
              estimated tax liability                     $3,231,132

            Temporary investment (commercial
              paper, AA+ and AAA rated,
              through a commercial bank)                  $2,043,207

            Construction of plant, building and
              facilities                                  $1,000,000

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 26, 1998. At the Annual Meeting, Charles D. Finkelstein and Jonathan D. Mariner were elected as directors based on the results of the vote indicated below, and the terms of office of the following directors continued after the Annual Meeting: Clive E. Warshaw, Leonard I. Fluxman, Steven J. Preston and Michele Steiner Warshaw. The votes cast with respect to the election of Messrs. Finkelstein and Mariner were as follows: 13,570,199 shares were voted for Mr. Finkelstein and 13,569,749 were voted for Mr. Mariner, and 3,968 and 4,418 shares were withheld from such votes, respectively.

            In addition, at the Annual Meeting, a proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ended December 31, 1998 was submitted to the shareholders with the following results: 13,558,199 shares were voted in favor of that proposal, 5,048 shares were voted against that proposal and 10,950 shares abstained from such vote.

            The aforesaid numbers of shares have been adjusted to reflect a 3-for-2 split of the Company's common shares effective April 28, 1998.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    EXHIBITS

      The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

      10.3(b) Second Amendment to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of April 20, 1998.1

      10.5(b)     Second  Amendment  to   Service   Agreement   between   Elemis
                  Limited and Sean C. Harrington dated as of July 8, 1998. 1

      10.7        Amended  and  Restated  Non-Employee  Directors'  Share Option
                  Plan. 1

      27          Financial Data Schedule

      (b)    REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.


--------
1     Management contract or compensatory plan or agreement.

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998


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

                                EXHIBIT INDEX




EXHIBIT NO.             DESCRIPTION


10.3(b)    Second  Amendment to Employment
           Agreement    between    Steiner
           Leisure   Limited  and  Michele
           Steiner  Warshaw  dated  as  of
           April 20, 1998

10.5(b)    Second Amendment to Service
           Agreement between Elemis Limited
           and Sean C. Harrington dated as
           of July 8, 1998

10.7       Amended and Restated Non-Employee
           Directors' Share Option Plan

27         Financial Data Schedule