Form 10-Q
period 1998-09-30
STEINER LEISURE LTD
filed 1998-11-17
CIK 1018946

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     SUITE 104A, SAFFREY SQUARE
         NASSAU, THE BAHAMAS                              NOT APPLICABLE
(Address of principal executive offices)                    (Zip Code)

                                 (242) 356-0006
              (Registrant's telephone number, including area code)

                    ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

                  CLASS                                OUTSTANDING

   Common Shares, par value (U.S.) $.01           16,535,703 shares as of
   per share                                      November 11, 1998

                             STEINER LEISURE LIMITED

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.   Financial Statements

          Condensed  Consolidated  Balance  Sheets as of December  31,
          1997 and September 30, 1998 (Unaudited)......................        3

          Condensed  Consolidated  Statements  of  Operations  for the
          Three and Nine Months ended  September 30, 1997  (Unaudited)
          and September 30, 1998 (Unaudited)...........................        4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended  September 30, 1997  (Unaudited)  and September
          30, 1998 (Unaudited).........................................        5

          Notes  to  Condensed   Consolidated   Financial   Statements
          (Unaudited)..................................................        6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................       10


PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds....................       15

ITEM 6.   Exhibits and Reports on Form 8-K.............................       15

SIGNATURES  ...........................................................       16

EXHIBIT INDEX..........................................................       17

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,        September 30,
                                   ASSETS                                           1997                 1998
                                   ------
                                                                              -----------------    -----------------
                                                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                $    12,335,000      $    10,362,000
     Marketable securities                                                         12,017,000           25,344,000
     Accounts receivable                                                            3,980,000            3,969,000
     Inventories                                                                    4,949,000            6,666,000
     Other current assets                                                             958,000            1,711,000
                                                                              ---------------      ---------------
       Total current assets                                                        34,239,000           48,052,000
                                                                              ---------------      ---------------

PROPERTY AND EQUIPMENT, net                                                         2,285,000            3,239,000
                                                                              ---------------      ---------------

OTHER ASSETS:
     Trademarks and product formulations, net                                         190,000              293,000
     Franchise rights, net                                                             31,000              729,000
     Other                                                                            392,000              252,000
                                                                              ---------------      ---------------
       Total other assets                                                             613,000            1,274,000
                                                                              ---------------      ---------------

       Total assets                                                           $    37,137,000      $    52,565,000
                                                                              ===============      ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                         $     1,901,000      $     2,654,000
     Accrued expenses                                                               5,941,000            5,314,000
     Current portion of capital lease obligations                                      68,000               48,000
     Income taxes payable                                                             685,000              664,000
                                                                              ---------------      ---------------
       Total current liabilities                                                    8,595,000            8,680,000
                                                                              ---------------      ---------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                      29,000               -
                                                 -                            ---------------      ---------------

MINORITY INTEREST                                                                      -                    15,000
                                                                              ---------------      ---------------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value; 10,000,000 shares authorized,
       none issued and outstanding                                                     -                    -
     Common shares, $.01 par value; 20,000,000 shares authorized, and 16,239,000 shares in 1997 and 16,536,000 shares in 1998,
       issued and outstanding                                                         162,000              165,000
     Additional paid-in capital                                                    10,675,000           12,372,000
     Accumulated other comprehensive income                                           171,000            1,035,000
     Retained earnings                                                             17,505,000           30,298,000
                                                                              ---------------      ---------------
       Total shareholders' equity                                                  28,513,000           43,870,000
                                                                              ---------------      ---------------

       Total liabilities and shareholders' equity                             $    37,137,000      $    52,565,000
                                                                              ===============      ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                   (UNAUDITED)

                                                          Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                   ---------------------------------    ---------------------------------
                                                       1997               1998              1997               1998
                                                   --------------    ---------------    --------------     --------------
REVENUES:
     Services                                      $  13,307,000     $  15,658,000      $  36,944,000      $  43,855,000
     Products                                          8,826,000        11,285,000         24,929,000         30,358,000
                                                   -------------     -------------      -------------      -------------
       Total revenues                                 22,133,000        26,943,000         61,873,000         74,213,000
                                                   -------------     -------------      -------------      -------------

COST OF SALES:
     Cost of services                                 10,342,000        12,079,000         28,975,000         33,903,000
     Cost of products                                  6,045,000         7,615,000         17,009,000         20,538,000
                                                   -------------     -------------      -------------      -------------
       Total cost of sales                            16,387,000        19,694,000         45,984,000         54,441,000
                                                   -------------     -------------      -------------      -------------

       Gross profit                                    5,746,000         7,249,000         15,889,000         19,772,000
                                                   -------------     -------------      -------------      -------------

OPERATING EXPENSES:
     Administrative                                      989,000         1,198,000          2,828,000          3,438,000
     Salary and payroll taxes                          1,102,000         1,260,000          3,261,000          3,722,000
     Amortization of intangibles                            -               13,000          1,089,000             22,000
                                                   --------------    -------------      -------------      -------------

       Total operating expenses                        2,091,000         2,471,000          7,178,000          7,182,000
                                                   -------------     -------------      -------------      -------------

       Income from operations                          3,655,000         4,778,000          8,711,000         12,590,000
                                                   -------------     -------------      -------------      -------------

OTHER INCOME (EXPENSE):
     Interest income                                     246,000           453,000            608,000          1,209,000
     Interest expense                                    (4,000)           (1,000)           (12,000)            (8,000)
                                                   -------------     -------------      -------------      -------------
       Total other income (expense)                      242,000           452,000            596,000          1,201,000
                                                   -------------     -------------      -------------      -------------

       Income before provision for income taxes        3,897,000         5,230,000          9,307,000         13,791,000

PROVISION FOR INCOME TAXES                               419,000           517,000            891,000            998,000
                                                   -------------     -------------      -------------      -------------

       Net income                                  $   3,478,000     $   4,713,000      $   8,416,000      $  12,793,000
                                                   =============     =============      =============      =============

EARNINGS PER COMMON SHARE:

     Basic                                         $        0.21     $        0.29      $        0.52      $        0.78
                                                   =============     =============      =============      =============
     Diluted                                       $        0.21     $        0.28      $        0.50      $        0.75
                                                   =============     =============      =============      =============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                    1997                 1998
                                                                              -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $     8,416,000      $    12,793,000
Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                                                 1,617,000              685,000
      Share options issued to nonemployees                                              7,000                 -
      (Increase) decrease in-
        Accounts receivable                                                            82,000               55,000
        Inventories                                                                   498,000           (1,647,000)
        Other current assets                                                         (308,000)            (733,000)
        Other assets                                                                 (299,000)             140,000
      Increase (decrease) in-
        Accounts payable                                                             (392,000)             703,000
        Accrued expenses                                                            1,458,000             (638,000)
        Income taxes payable                                                       (3,690,000)             (35,000)
        Minority interest                                                                -                  15,000
                                                                              ----------------     ---------------
          Net cash provided by operating activities                                 7,389,000           11,338,000
                                                                              ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                             (10,371,000)         (12,600,000)
    Advances on construction costs                                                       -              (1,218,000)
    Capital expenditures                                                             (552,000)            (384,000)
    Acquisition of trademarks, product formulations and franchise rights                 -                (823,000)
                                                                              ----------------     ----------------
          Net cash used in investing activities                                   (10,923,000)         (15,025,000)
                                                                              ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations                                             (63,000)             (50,000)
    Payments on long-term debt                                                       (217,000)                -
    Net proceeds from stock option exercises                                             -               1,700,000
                                                                              ----------------     ---------------
          Net cash (used in) provided by financing activities                        (280,000)           1,650,000
                                                                              ----------------     ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (38,000)              64,000
                                                                              ----------------     ---------------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                                                           (3,852,000)          (1,973,000)
CASH AND CASH EQUIVALENTS, beginning of period                                     13,625,000           12,335,000
                                                                              ----------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                      $     9,773,000      $    10,362,000
                                                                              ================     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
      Cash paid during the period for-

      Interest                                                                $        12,000      $         8,000
                                                                              ===============      ===============
      Income taxes                                                            $     4,579,000      $     1,039,000
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF  PRESENTATION  OF  INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL
         STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Other  assets  as  of   September   30,  1998  include  the  cost  of  trademark
registrations and product formulations in connection with the Company's investment in Elemis Limited, and the intellectual property represented by franchise rights acquired by the Company in connection with its investment in EBSC International Limited, a Bahamian Company ("EBSC"). Costs relating to such trademark registrations, product formulations and franchise rights are amortized on the straight-line method over the estimated lives of those respective costs (ranging from 15 to 30 years). Amortization of the franchise rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC (see
Note 4).

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

In November 1996, the Company liquidated CTO. As a result, CTO's functions were assumed by the Company and its cruise line agreements were assigned to the Company. The liquidation of CTO was a taxable transaction for income tax purposes. CTO was treated as if it had sold all of its assets at fair value on the date of distribution of these assets to the Company. Based on the value of the assets of CTO as determined by an independent appraiser, CTO's income tax liability resulting from the liquidation is approximately $3.2 million. The entire $3.2 million estimated tax liability was paid during the first quarter of 1997.

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

         (F)  EARNINGS PER SHARE-

Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options and warrants. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                    -------------------------------    -----------------------------
                                                        1997             1998             1997             1998
                                                    -------------    --------------    ------------    -------------
    Weighted average shares outstanding used in
      calculating basic earnings per share            16,200,000       16,535,000       16,200,000      16,445,000
    Dilutive common share equivalents                    474,000          523,000          510,000         596,000
                                                    ------------     ------------      -----------     -----------
    Weighted average common and common
      equivalent shares used in calculating
      diluted earnings per share                      16,674,000       17,058,000       16,710,000      17,041,000

                                                    ============     ============      ===========     ===========

    Options and warrants outstanding which are
      not included in the calculation of diluted
      earnings per share because their impact
      is antidilutive                                     -               195,000           -             195,000
                                                    ============     ============      ===========     ===========


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


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective as of December 31, 1998.


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

(5)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                 December 31,      September 30,
                                                    1997               1998
                                               ---------------   ---------------
                                                                   (Unaudited)

 Operative commissions                         $   1,059,000       $   1,109,000
 Guaranteed minimum rentals                        2,235,000           1,578,000
 Bonuses                                             769,000             697,000
 Staff shipboard accommodations                      227,000             298,000
 Other                                             1,651,000           1,632,000
                                               -------------       -------------
                                               $   5,941,000       $   5,314,000
                                               =============       =============

(6)  COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                      Nine Months Ended
                                                      September 30, 1998
                                              ----------------------------------
                                                   1997                1998
                                              ---------------     --------------
Net income                                   $   8,416,000       $  12,793,000
Unrealized gain (loss) on marketable
  securities, net of income taxes                   (1,000)            726,000
Foreign currency translation adjustments,
  net of income taxes                             (142,000)            137,000
                                              --------------      -------------
 Comprehensive income                         $   8,273,000       $  13,656,000
                                              =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Steiner Leisure Limited is the leading provider of spa services and skin and hair care products on board cruise ships worldwide. The Company, through its predecessors, commenced operations on board cruise ships approximately 37 years ago. Pursuant to cruise line concession agreements, the Company sells its services and products to cruise passengers in return for payments to cruise lines, which payments are based on a percentage of revenues or a minimum annual rental or a combination of both. Certain cruise line concession agreements provide for increases in the percentage of services and products revenues payable as rent payments and/or, as the case may be, the amount of minimum annual rental payments over the terms of such agreements. Rental payments may also be increased under new agreements with cruise lines that replace expiring agreements. In general, the Company has experienced increases in rental payments upon entering into new agreements with cruise lines.

         The Company is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. The Company believes that income from its maritime operations will be foreign source income, which will not be subject to United States or United Kingdom taxation. More than 78% of the Company's income for the first nine months of 1998 is not subject to United States or United Kingdom income tax. To the extent that the Company's income from non-maritime operations increases at a rate in excess of any increase in its maritime-related income, the percentage of the Company's income subject to tax would increase. A United States subsidiary of the Company provides administrative services to the maritime operations, and its earnings from such activities will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and is subject to additional state income, franchise and other taxes. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries of the Company which accounted for a total of 15% of the Company's pre-tax income for the first nine months of 1998, will be subject to U.K. tax rates (generally up to 33%).

         Effective October 24, 1997 and April 28, 1998, the Board of Directors of the Company approved three-for-two share splits of the Company's common shares, effected as share dividends, effective for shareholders of record as of October 13, 1997 and April 14, 1998, respectively (collectively, the "Share Splits"). All per share data and references to numbers of common shares and the price thereof presented herein have been, where appropriate, adjusted to give effect to the Share Splits.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                      ------------------           -----------------
                                                      1997          1998           1997          1998
                                                      ----          ----           ----          ----
Revenues:
     Services...................................       60.1%         58.1%          59.7%         59.1%
     Products...................................       39.9          41.9           40.3          40.9
                                                     ------        ------         -------       ------
       Total revenues...........................      100.0         100.0          100.0         100.0
                                                      -----         -----          -----         -----
Cost of sales:
     Cost of services...........................       46.7          44.8           46.8          45.7
     Cost of products...........................       27.3          28.3           27.5          27.7
                                                     ------        ------         ------        ------
       Total cost of sales......................       74.0          73.1           74.3          73.4
                                                     ------        ------         ------        ------
Gross profit                                           26.0          26.9           25.7          26.6
Operating expenses:
     Administrative.............................        4.5           4.5            4.5           4.6
     Salary and payroll taxes...................        5.0           4.7            5.3           5.0
     Amortization of intangibles................         -             -             1.8            -
                                                    -------       -------       --------      --------
       Total operating expenses.................        9.5           9.2           11.6           9.6
                                                    -------       -------       --------      --------
       Income from operations...................       16.5          17.7           14.1          17.0
Other income....................................        1.1           1.7            0.9           1.6
                                                    -------       -------        -------       -------
Income before provision for income taxes........       17.6          19.4           15.0          18.6
Provision for income taxes......................        1.9           1.9            1.4           1.3
                                                    -------       -------        -------       -------
Net income......................................       15.7%         17.5%          13.6%         17.3%
                                                     =======      ========       =======       =======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased approximately 21.7%, or $4.8 million, to $26.9 million in the third quarter of 1998 from $22.1 million in the third quarter of 1997. Of this increase, $2.3 million was attributable to increases in services provided on cruise ships and $2.5 million was attributable to increases in sales of products. The increase in revenues for the third quarter of 1998 compared to the third quarter of 1997 was primarily attributable to an increase of six in the average number of ships in service with enhanced large spa facilities, and an increase of one in the average of non-spa ships in service for the same period as well as an increase in land based sales of the Company's "Elemis" product line. The Company had 847 shipboard staff members in service on average in the third quarter of 1998 compared to 778 shipboard staff members in service on average in the third quarter of 1997. Revenues per staff per day increased by 11.4% in the third quarter of 1998 compared to the third quarter of 1997.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.1% in the third quarter of 1998 from 77.7% in the third quarter of 1997. This decrease was due to an increase in productivity of onboard staff, a product price increase implemented in the first quarter of 1998, as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to services on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 67.5% in the third quarter of 1998 from 68.5% in the third quarter of 1997. This decrease was due to increases in productivity of onboard staff during the third quarter of 1998 compared to the third quarter of 1997, a product price increase implemented in the first quarter of 1998, as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.2% in the third quarter of 1998 from 9.5% in the third quarter of 1997 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the third quarter of 1998 and an increase in land based product sales as compared to same period in 1997.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 9.9% for the third quarter of 1998 from an overall effective rate of 10.8% for the third quarter of 1997 due to an increase in the proportion of the Company's income generated by subsidiaries located in non-taxable jurisdictions. This decrease was partially offset by a one time tax charge of $237,000 recorded by Elemis Limited resulting from the sale of the rights to the "Elemis" name and certain other rights to Cosmetics Limited, a Bahaman subsidiary of the Company (the "Elemis Charge").

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased approximately 19.9%, or $12.3 million, to $74.2 million for the nine months ended September 30, 1998 from $61.9 million for the nine months ended September 30, 1997. Of this increase, $6.9 million was attributable to increases in services provided on cruise ships and $5.4 million was attributable to increases in sales of products. The increase in revenues for the first nine months of 1998 compared to the same period in the prior year was primarily attributable to an increase of seven in the average number of ships in service with enhanced large spa facilities, and an increase of two in the average of non-spa ships in service for the same period. The Company had 825 shipboard staff members in service on average during the nine months ended September 30, 1998 compared to 750 shipboard staff members in service on average during the nine months ended September 30, 1997. Revenues per staff per day increased by 8.8% during the first nine months of 1998 compared to the comparable period of 1997.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.3% in the first nine months of 1998 from 78.4% for the first nine months of 1997. This decrease was due to an increase in productivity of onboard staff during the first nine months of 1998 compared to the same period in 1997. This decrease was partially offset by increases in rent allocable to services on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue decreased to 67.7% in the first nine months of 1998 from 68.2% for the first nine months of 1997. This decrease was due to an increase in productivity of onboard staff, a product price increase implemented in the first quarter of 1998, as well as increased revenues on ships where the Company is subject to minimum annual rental payments. This decrease was partially offset by an increase in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1997 and became effective in the first quarter of 1998.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.6% for the first nine months of 1998 from 11.6% for the first nine months of 1997 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the first nine months of 1998 compared to the comparable period of 1997.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 7.2% for the first nine months of 1998 from an overall effective rate of 9.6% for the first nine months of 1997 due to an increase in the proportion of the Company's income generated by subsidiaries located in non-taxable jurisdictions. This decrease was partially offset by the Elemis Charge.

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

         During the first nine months of 1998, cash flow from operating activities was $11.3 million, compared to $7.4 million (reflecting, among other things, the $3.2 million CTO Tax Payment) for the first nine months of 1997. At September 30, 1998, the Company had working capital of approximately $39.4 million compared to $25.6 million at December 31, 1997.

         The Company has agreed to commit a total of $3.0 million to design and operate a luxury spa facility at the Atlantis resort complex of Sun
International Hotels Limited on Paradise Island in Nassau, The Bahamas. The above agreement is subject to the terms of a definitive agreement to be executed by the parties. As of September 30, 1998, the Company has expended $1.2 million as a deposit on construction costs, of which $1.0 million represents a portion of the proceeds from the IPO. The remaining balance of the $3.0 million is anticipated to be expended during the third and fourth quarters of 1998.

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

YEAR 2000 COMPLIANCE

         Certain computer software programs are unable to process two-digit year-date codes (for example "00") after December 31, 1999 ("Y2K"). This could result in system failures or miscalculations leading to disruptions in business activities and operations (the "Y2K Issue"). The Company's computer systems consist of its general ledger system, which tracks the Company's accounting and financial information and is responsible for generating the Company's financial reports (the "GLS"), and its onboard payroll and personnel tracking system (the "OPPTS"), which provides human resource support for the Company's maritime operations. The GLS currently is able to process two-digit year-date codes, including years commencing with the year 2000 ("Y2K Compliant"). The Company is currently in the process of updating the OPPTS, not only to assure that it is Y2K Compliant, but also to enhance the capacity of that system in order to accommodate future growth of the Company and to add features to assist the
Company in efficiently administering its onboard payroll and personnel management functions. The Company anticipates that the OPPTS system will be fully updated by May of 1999.

         Part of the Company's plan to identify risk areas with regard to the Y2K Issue and mitigate those risks includes assessing the Y2K compliance of its major cruise line customers and its major suppliers. With respect to its major cruise line customers, the Company has sent surveys to determine third party Y2K preparedness. A number of those surveyed have refused to respond for liability reasons, while others have failed to respond without providing any reason therefor. Of the 25 major customers surveyed, five have responded and all five expect to be Y2K Complaint before January 1, 2000. In the absence of adequate responses or other Y2K disclosure from the remaining customers surveyed, the Company is attempting to make its own assessment as to their Y2K readiness. In the event that any of the Company's major cruise line customers do not successfully achieve Y2K compliance in a timely manner, the Company's business or operations could be adversely affected as a result of sales on one or more cruise ships being limited or precluded. The magnitude of that effect cannot be described or quantified at this time because of variables such as the type and importance of customers which have not responded, the unknown level and duration of noncompliance by such customers (and their customers and suppliers), the possible effect on the Company's operations, and the Company's ability to respond to such non-compliance.

         While the Company has not yet begun to determine the Y2K status of any of its major suppliers of products or services, it plans to do so in the near future. Currently, the most reasonably likely sources of risk to the Company with respect to such suppliers include the disruption of transportation channels relevant to the Company's onboard operations, including transportation vendors (airlines and freight forwarders) as a result of a general failure of support systems and necessary infrastructure; the disruption of travel agencies needed to provide staff transportation to various cruise ships; and the inability of the Company to obtain the products it sells to its customers

         As a result, the Company will consider contingency plans that assume some estimated level of non-compliance by, or disruption to, customers and suppliers. The Company plans to have contingency plans developed by mid-1999 for major customers and suppliers it determines may be at high risk of non-compliance or disruption. Such contingency plans are themselves subject to uncertainties, and there can be no assurance that the Company can reasonably estimate the level, impact or duration of Y2K non-compliance by its customers or suppliers, or that the Company's contingency plans will be sufficient to mitigate such risks.

         Costs related to the Company's actions to become Y2K Compliant are funded through cash from operating activities. The Company estimates that total costs related to becoming Y2K Compliant will be approximately $150,000, and approximately $100,000 of that amount will be capitalized. Through the date hereof, the Company has expended approximately $25,000 in connection with the Y2K Issue. The Company presently believes that the costs related to updating or replacing existing computer systems in order to become Y2K Compliant are not expected to have a material impact on the Company's future financial condition, liquidity or results of operations. However, in view of the uncertainties relating to the Y2K Compliant status of the Company's customers and suppliers, there can be no assurance that the cost to the Company of dealing with the Y2K Issue will not be significantly in excess of the foregoing amounts or that the Y2K Issue will not materially adversely affect the Company's future operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: the Company's dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; the Company's dependence on the cruise industry and its being subject to the risks of that industry; the Company's obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by the Company from passengers; the Company's dependence on a limited number of cruise lines and on a single product manufacturer; the Company's dependence for its success on its ability to recruit and retain qualified personnel; changes in the non-U.S. tax status of the Company's principal subsidiary; changing competitive conditions; changes in laws and government regulations applicable to the Company and the cruise industry; the Company's limited experience in franchise, and other land-based operations; adverse political and economic developments in the countries where the Company's land-based operations are conducted; product liability or other claims against the Company by customers of the Company's products or services; and failure of significant customers and suppliers of the Company to become Y2K Compliant. The risks to which the Company is subject are more fully described under "Certain Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

                  In connection with the IPO, the Company incurred the following estimated expenses for the indicated purposes:

                  Underwriting discounts and
                    Commissions                                   $    753,480

                  Expenses paid to or for
                    Underwriters                                  $      2,265

                  Other expenses                                  $    304,255

                  The net proceeds to the Company from the IPO have been applied, through September 30, 1998, in the following amounts toward the indicated purposes:

                  Repayment of indebtedness                       $  3,429,661

                  Payment of federal and state
                    estimated tax liability                       $  3,231,132

                  Temporary investment (commercial
                    paper, AA+ and AAA rated,
                    through a commercial bank)                    $  2,043,207

                  Construction of plant, building and facilities  $  1,000,000

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

         27        Financial Data Schedule

         (b)       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 16, 1998


                                     STEINER LEISURE LIMITED
                                     -------------------------------------------
                                        (Registrant)



                                     /S/ CLIVE E. WARSHAW
                                     -------------------------------------------
                                     Clive E. Warshaw
                                     Chairman  of the Board and Chief  Executive
                                     Officer



                                     /S/ LEONARD I. FLUXMAN
                                     -------------------------------------------
                                     Leonard I. Fluxman
                                     Chief Operating Officer and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                        Description
-----------                        -----------

27                                 Financial Data Schedule