Form 10-K405
period 1998-12-31
STEINER LEISURE LTD
filed 1999-03-22
CIK 1018946

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K


(MARK ONE)
  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM___________ TO______________

                         COMMISSION FILE NUMBER: 0-28972

                             STEINER LEISURE LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      COMMONWEALTH OF THE BAHAMAS                       98-0164731
     (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)
     SUITE 104A, SAFFREY SQUARE,
        NASSAU, THE BAHAMAS                              NOT APPLICABLE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)



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

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1999 was approximately $377,203,608.

       As of March 17, 1999, 16,602,980 of the registrant's Common Shares, par value (U.S.) $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, which will be filed on or before April 30, 1999, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

PART I     ....................................................................1

ITEM 1.       BUSINESS.........................................................1

              General..........................................................1

              Cruise Industry Overview.........................................1

              Business Strategy................................................2

              Growth Strategy..................................................3

              Cruise Line Customers............................................3

              Shipboard Services...............................................4

              Facilities Design................................................5

              Hours of Operation...............................................5

              Recruiting and Training..........................................6

              Products.........................................................6

              Marketing and Promotion..........................................6

              Cruise Line Agreements...........................................7

              Recent Land-Based Activities.....................................7

              Competition......................................................7

              Regulation.......................................................8

              Employees........................................................8

ITEM 2.       .......................................................9

ITEM 3.       LEGAL PROCEEDINGS................................................9

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............9

EXECUTIVE OFFICERS OF THE REGISTRANT...........................................9

PART II    ...................................................................11

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.........................................................11

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA............................13

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...........................................14

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS......................20

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......25

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................25

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................25

PART III   ...................................................................26

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............26

ITEM 11.      EXECUTIVE COMPENSATION..........................................26

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..26

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................26

PART IV    ...................................................................27

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.............................................................27

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure;" "we," "us" and "our" refer to Steiner Leisure) is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. We strive to create a relaxing and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. Steiner Leisure also develops and markets premium priced, high quality personal care products that are sold primarily in connection with the services we provide. As of March 1, 1999, we served 99 cruise ships representing 26 cruise lines, including Carnival, Royal Caribbean, Princess, Norwegian, Celebrity and Cunard. Our services are provided under agreements with cruise lines which range in duration from one to six years.

         Steiner Leisure was organized as an international business company under the laws of The Bahamas in October 1995 as the successor to Steiner Group Limited, now known as STGR Limited, a family-owned business founded in 1934 in the United Kingdom ("Steiner Group"). The Company commenced operations in November 1995 with the contribution to its capital of substantially all of the cruise-related assets of the maritime division of Steiner Group and the outstanding common stock of Coiffeur Transocean (Overseas), Inc., a subsidiary of Steiner Group acquired in June 1994.

         Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities offer enlarged fitness and treatment areas, generally located in a single passenger activity area. As of March 1, 1999, 37 of the 99 ships that we served had large spa facilities. Our services include massage, hydrotherapy (water-based) treatments, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, hair styling, manicures, pedicures and a variety of other specialized body and facial treatments. Our range of services is designed to capitalize on the growing consumer trend towards health awareness, personal care and fitness. Ships with large spas provided us with average weekly revenues of $35,054 in 1997 and $36,373 in 1998, as compared to average weekly revenues of $10,276 in 1997 and $10,607 in 1998 for the other ships we served.

         In addition to our shipboard services, we sell a variety of beauty and hair care products under our "Elemis" and "La Therapie" trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell a variety of hair care products under the "Steiner" name. In total, we offer over 160 different products. These products include beauty preparations, such as aromatherapy oils, cleansers and creams, other skin care preparations and accessories and hair care products, such as shampoos, moisturizers and lotions. Steiner Leisure sells its products primarily on board the ships that we serve. We also sell products through land-based retail and wholesale outlets, mail order and our website at www.steinerleisure.com. During 1998, services accounted for approximately 59% of our revenues and products accounted for approximately 41% of our revenues.

CRUISE INDUSTRY OVERVIEW

         The passenger cruise industry has experienced substantial growth over the past 30 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), the passenger volume of cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 2.2 million in 1985 to approximately 5.4 million in 1998, representing a compound annual growth rate of approximately 7.1%. As of March 1, 1999, we served 99 ships, approximately 84 of which offered North American Cruises.

         According to a study reported by CLIA in February 1999, passengers ranked as their top reason for preferring cruising to other vacation types that cruises "allow you to be pampered." Similarly, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than resort vacations in many categories. "Being pampered" achieved the greatest positive distinction. We believe our services offer a therapeutic and indulgent experience to passengers, and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise ship experience.

         In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services offered by us. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched decor. With respect to certain ships, we participate in the design of these facilities. As of March 1, 1999, 37 of the ships that we served offered large spa facilities. The cruise lines served by us are scheduled to introduce nine new ships into service in 1999. Steiner Leisure expects to perform services on eight of these ships, including six that are currently covered by cruise line agreements. Six of these eight will have large spa facilities.

BUSINESS STRATEGY

         Our business strategy is directed at maintaining and enhancing our position as the leading worldwide provider of spa services and skin and hair care products on board cruise ships. To do so, we:

         RECRUIT AND TRAIN HIGH QUALITY SHIPBOARD PERSONNEL. Steiner Leisure provides services to our customers on a personal basis. We employ shipboard staff who are professional, attentive and able to continue our tradition of catering to the needs of individual customers. We recruit our staff primarily from the British Isles, the rest of Europe and British Commonwealth countries. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of customer care. Our training emphasizes the importance of an individualized and therapeutic experience for our customers. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

         UTILIZE EXPERIENCED AND EMPOWERED SHIPBOARD MANAGEMENT. Steiner Leisure's shipboard operations are supervised by experienced managers who implement our philosophy of customer care. Our managers are selected from the best of our shipboard staff and are trained at our facilities in England. Managers are granted substantial authority to make day-to-day decisions regarding shipboard operations, including those actions necessary to maximize shipboard  revenues.  Our  shipboard  managers  are  responsible  for  efficient scheduling of personnel, inventory management, supervision of sales and marketing, maintenance of required shipboard discipline and communication with our senior management.

         DEVELOP AND DELIVER HIGH QUALITY SERVICES AND PRODUCTS. Steiner Leisure strives to create an engaging and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. Many of the techniques and products used by our personnel have been developed by us. We conduct our own research and respond to the needs and requests of our customers. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends. Through our attentive and highly trained staff and our premium quality hair and beauty products, Steiner Leisure provides cruise passengers with what we believe is a richly rewarding experience that is a memorable highlight of a cruise vacation.

         EFFECTIVELY MARKET OUR SERVICES AND PRODUCTS. Steiner Leisure uses a variety of marketing techniques to bring our services and products to the attention of cruise passengers. Our personnel individually inform our customers as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products offered by other personnel. Steiner Leisure also promotes pre-cruise purchases of our shipboard services and spa packages.

         MAINTAIN CLOSE RELATIONSHIPS WITH THE CRUISE LINES. Steiner Leisure has developed strong relationships with the cruise lines as a result of the revenues we generate for them and the high level of customer satisfaction with our services. These relationships are important to our future growth and positioned us to obtain renewals of almost all of our cruise line agreements that have expired since 1990. During 1997, Holland America Line, with eight ships in service at March 1, 1999, renewed its agreement with us for an additional six years. In January 1999, Princess Cruise Lines, with ten ships in service at March 1, 1999, renewed its agreement with us for an additional three years.

GROWTH STRATEGY

         Steiner Leisure's strategy for continued growth includes the following principal elements:

         EXPAND WITH PRESENT CRUISE LINE CUSTOMERS. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to March 1, 1999, we commenced serving 16 new cruise ships brought into service by our cruise line customers. As of March 1, 1999, the cruise lines served by us were scheduled to introduce nine new ships into service in 1999. Steiner Leisure expects to perform services on eight of these ships, including six that are currently covered by cruise line agreements.

         CAPITALIZE ON GROWTH IN SIZE AND QUALITY OF SHIPBOARD FACILITIES. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We often assist cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. As of March 1, 1999, 37 of the ships we served had large spa facilities. In 1999, we believe we will begin serving an additional six ships with large spa facilities.

         INCREASE PRODUCT SALES. Sales of our products increased at a compound annual growth rate of 30.5% from 1994 through 1998. Steiner Leisure's products are sold primarily to cruise ship passengers. We also sell products at the luxury spa we operate at the Atlantis Resort on Paradise Island in The Bahamas, the Elemis Beautiful Skin Centres in Hong Kong, and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our website at www.steinerleisure.com. In 1998, we reformulated and repackaged our "Elemis" product lines to satisfy our customers' changing tastes. We believe that there is a significant opportunity to increase our product sales through third party, land-based channels.

         INCREASING SHIPBOARD PRODUCTIVITY. Improved staff productivity on board ships is a significant factor contributing to our overall growth. The gross revenue attributable to each shipboard staff member per day that a ship is in service is expressed as a "gross per day." During 1998, ships with large spa facilities had an average gross per day of $343 compared to $260 for ships without large spa facilities. Steiner Leisure's average gross per day has increased each year, from $213 in 1994 to $310 in 1998. We believe that this increase is due to the continuous training that we provide to our shipboard employees including instruction in maximization of sales.

         SEEK LAND-BASED OPPORTUNITIES. We believe that there are land-based opportunities to sell our services and products. In 1999, we began operating the Atlantis Spa. We sell services and products at that facility similar to those we sell on cruise ships. In 1998, we licensed rights to operate three Elemis Beautiful Skin Centres in Hong Kong. These day spas sell our products. We will consider other land-based opportunities if we believe the circumstances to be appropriate.

         CONSIDER STRATEGIC ACQUISITIONS. Steiner Leisure will consider strategic acquisitions of land-based or maritime-based businesses that are compatible with our operations. We do not have any current agreements with respect to any potential acquisitions.

CRUISE LINE CUSTOMERS

         As of March 1, 1999, Steiner Leisure provided its services and products to 26 cruise lines representing a total of 99 ships, including almost all of the major cruise lines offering North American Cruises.

         The numbers of ships served as of March 1, 1999 under cruise line agreements with the respective cruise lines are listed below:

                                         NO. OF SHIPS                                                 NO. OF SHIPS
                                         COVERED BY                                                   COVERED BY
        CRUISE LINE                      AGREEMENT              CRUISE LINE                           AGREEMENT


         Carnival (l)....................   13                  P&O Cruises (5)........................    3
         Celebrity (2)...................    5                  P&O European Ferries (5)...............    1
         Costa (l).......................    5                  Passat.................................    1
         Crystal.........................    2                  Premier................................    6
         Cunard (l)......................    5                  Princess (5)...........................   10
         Disney..........................    1                  Radisson Diamond Seven Seas............    2
         Fred Olsen......................    2                  Renaissance............................    2
         Holland America (l).............    8                  Royal Caribbean........................   12
         Louis...........................    2                  Saga (6)...............................    1
         MTC.............................    1                  Seabourn (1)...........................    3
         Norwegian (3)...................    8                  Silversea..............................    2
         Norwegian Capricorn (3) (4).....    1                  Unicom.................................    1
         Orient (3).....................     1                  WINDSTAR (1)...........................    1
                                                                ------------                             ---
                                                                Total..................................   99


         ---------------------

          (1) Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Holland America, Costa, Windstar and a majority interest in Cunard and Seabourn.

          (2)  Celebrity is owned by Royal Caribbean.

          (3) Norwegian is a partner in the entity that owns Norwegian Capricorn and owns Orient.

          (4) We are serving this ship pending execution of the applicable agreement.

          (5) P&O European Ferries, P&O Cruises and Princess are subsidiaries of The Peninsular & Oriental Steam Navigation Company.

          (6) This agreement will expire on April 30, 1999. Steiner Leisure is currently negotiating a renewal of the agreement.

         As of March 1, 1999, the cruise lines served by us were scheduled to introduce nine new ships into service in 1999. Steiner Leisure expects to perform services on eight of these ships, including six that are currently covered by cruise line agreements. Six of these eight will have large spa facilities. The cruise lines for which these ships will enter service are as follows: Carnival (one ship); Holland America (one ship); Norwegian (one ship); Royal Caribbean (one ship); Princess (one ship); Disney (one ship); and Renaissance (two ships).

         Since November 1996, none of our cruise line agreements has been terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected by cruise lines removing from service older ships as new ships are introduced.

SHIPBOARD SERVICES

         Our goal is to provide our customers with a therapeutic and indulgent experience in an atmosphere of individualized attention. Steiner Leisure provides a range of personal services that we believe is comparable to those offered by the finest land-based spas and salons. We believe that the prices we charge are comparable to those charged for similar quality services and products by land-based establishments.

         MASSAGE AND OTHER BODY TREATMENTS. We offer massages and a variety of other body treatments to women and men. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy treatments. The body treatment techniques include those developed by us in response to the needs and requests of cruise ship passengers. The number of private treatment rooms available for these services ranges from one to twelve, depending on the size of the ship. The number of our staff providing these services on a ship also ranges from one to twelve. On several ships, Steiner Leisure provides certain specialty treatments including a body capsule that provides a multi-sensory massage-like treatment in an individual, self-contained environment. We regularly introduce new treatments and products.

         BEAUTY AND HAIR. On each ship we serve we operate a hair styling salon that provides services to women, men and children and facilities for nail and beauty treatments. Depending on the size of the ship, Steiner Leisure's facilities offer from two to ten hair styling stations as well as stations for facial treatments, manicures and pedicures. We staff each ship with one to seven employees performing hair, nail and beauty services.

         SPAS. Since the late 1980's, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of March 1, 1999, large spas were found on 37 of the ships that we served. We expect to serve an additional six ships with large spa facilities that are anticipated to begin service later in 1999. These spas provide enlarged fitness and treatment areas and on most ships include hydrotherapy treatments. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 1998, our average weekly revenues on ships with large spas were 3.4 times our average weekly revenues on other ships.

         FITNESS FACILITIES. As of March 1, 1999, we operated fitness facilities on 61 of the ships we serve. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes. Steiner Leisure provides from one to three fitness instructors, depending on ship size. These instructors are available to provide special services to passengers, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services.

         SAUNAS AND STEAM ROOMS. We operate saunas and steam rooms on most of the ships we serve. These facilities generally may be used by passengers at no charge.

FACILITIES DESIGN

         In general, facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted or are assisting in the design of facilities for a total of 39 ships, including 26 which have, or upon completion will have, large spas. Of these 39 ships, 30 are currently in service, 29 of which we serve, and the remainder are under construction. We believe that our participation has resulted in the construction of facilities permitting improved quality of service and increased revenues to us and the cruise lines. We believe that our involvement in the design of shipboard facilities has enabled us to obtain additional cruise line agreements. However, there can be no assurance that we will be able to obtain agreements for all of the ships for which we provide design assistance.

HOURS OF OPERATION

         The facilities operated by Steiner Leisure generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m., except when a ship is in the territorial waters of a jurisdiction that would tax our sales or income.

RECRUITING AND TRAINING

         Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. We hire and train personnel who perform our shipboard services and the services at our Atlantis Spa. Steiner Leisure recruits employees primarily from the British Isles, the rest of Europe and British Commonwealth countries. Recruitment techniques include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Applicants must possess a willingness to provide outstanding personal service.

         Each candidate must complete a rigorous training program at our facilities in Stanmore, England. We can train up to approximately 60 employees at a time. The training course for service personnel is typically conducted over a period of two to three weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care. All employees also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. Each employee is educated with respect to all of our services and products to enable them to cross-market our services and products. We also train shipboard management candidates. This training covers, among other things, maximization of shipboard revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line personnel.

         In November 1998, we expanded our training activities by opening a beauty training school in Dubai, United Arab Emirates. This school is operated through a joint venture with a local firm. The school teaches our beauty treatment techniques and methods. It also provides vocational training to enable students to qualify for beauty and hair care-related professional licenses. Our joint venture partner in the school operates a large day spa in Dubai which uses and sells our Elemis products. A primary reason for our involvement in this school is to provide trained staff for this spa.

PRODUCTS

         Steiner Leisure sells high quality personal care products for men and women. The products sold on ships are duty free and tax free. We also offer our products through our Atlantis Spa, the Elemis Beautiful Skin Centres and third party salons, retail stores and other land-based retail and wholesale outlets. We also sell products through mail order and our website at www.steinerleisure.com. The beauty products offered include aromatherapy oils as well as cleansers, creams and other skin care products and cleaning accessories. Hair care products offered include shampoos, moisturizers and lotions. Most of the products sold by us are from our "Elemis" and "La Therapie" product lines. As of March 1, 1999, Steiner Leisure sold 108 "Elemis" skin and hair care products made primarily from premium quality natural ingredients and 24 premium quality "La Therapie" skin care products. Almost all of the raw materials for "Elemis" and "La Therapie" products are sourced from a premier French manufacturer under an agreement that expires in 2001. Production, packaging and distribution of our "Elemis" and "La Therapie" products are conducted at our facilities in Taunton, England.

         We recently reformulated and repackaged our "Elemis" product lines. This is part of our continuing efforts to increase the brand awareness of our products and to keep abreast of product trends and our customers' tastes. We are currently updating our product manufacturing equipment to expand our production capacity.

         We also sell the products of several entities unaffiliated with Steiner Leisure, including 18 private label products manufactured by other companies and sold by us under the "Steiner" brand name.

MARKETING AND PROMOTION

         We promote our services and products to cruise passengers through on-board demonstrations and seminars, video presentations shown on in-cabin television, tours of our shipboard facilities and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures and order forms describing our services and products to passenger cabins and in the facilities we operate. In addition, employees cross-market other services and products offered by us to their customers. Steiner Leisure promotes pre-cruise purchases of our shipboard services and spa packages. We also benefit from advertising by the cruise lines, and, increasingly, cruise lines are featuring their spa facilities and our services as part of their advertising campaigns.

CRUISE LINE AGREEMENTS

         Our cruise line agreements give us the right to offer our services and products on board ships. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the agreements cover all of the then operating ships of a cruise line. New arrangements must often be negotiated between us and a cruise line as ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately two years as of March 1, 1999. As of that date, cruise line agreements that expire within one year, including the agreement with Royal Caribbean, covered 40 of the 99 ships served by us. These 40 ships accounted for approximately 36.1% of our revenues for 1998.

         The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to receive specified passenger service rankings. As of March 1, 1999, agreements for three ships provide for termination for any reason by the cruise line on six months' notice, for eight ships on 90 days' notice and for one ship on 60 days' notice.

         Steiner Leisure is obligated to make minimum payments to certain cruise lines (as well as in connection with the Atlantis Spa) regardless of the amount of revenues we receive from customers. As of December 31, 1998, these payments are required by cruise line agreements covering a total of 67 ships served by us and three additional ships not yet in service, as well as in connection with the Atlantis Spa. As of December 31, 1998, Steiner Leisure had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by us) of approximately: $20.7 million in 1999, $16.9 million in 2000, $14.4 million in 2001 and $2.9 million in 2002.

RECENT LAND-BASED ACTIVITIES

         Commencing in February 1999, we began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas. The Atlantis Resort has over 2,300 guestrooms. Our spa is a 25,000 square foot facility at which we offer services and products similar to those offered to our shipboard customers. In connection with our operation of the spa, we pay the resort owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. Fees for our services and products at the Atlantis Spa are charged to customers' rooms. The resort then pays us after deducting rental payments or other amounts due to the resort from us. We are currently operating the Atlantis Spa pursuant to agreed to terms pending the signing of a definitive agreement.

         In January 1998, Steiner Leisure acquired the intellectual property rights (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). We have begun to license the BSC concept at three former BSC facilities in Hong Kong under the name "Elemis Beautiful Skin
Centres." We granted the right to operate these initial Elemis Beautiful Skin Centres to the entity that sold us the BSC Rights (the "Hong Kong Operator"). This entity owns 15% of our subsidiary that licenses rights to operate Elemis Beautiful Skin Centres. The three Elemis Beautiful Skin Centres offer a variety of high quality skin care treatments, similar to those offered to our shipboard customers. They also sell our Elemis products. Under our agreement with the Hong Kong Operator, we receive a percentage of the revenues generated by the Centres. We will consider licensing rights to additional Elemis Beautiful Skin Centres outside of Hong Kong if we believe the circumstances to be appropriate.

COMPETITION

         Steiner Leisure is the leading worldwide provider of hair, beauty, massage and fitness services, and skin and hair care products on board cruise ships. However, we compete with passenger activity alternates on cruise ships and with competing providers of similar services and products to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A number of cruise lines currently perform the shipboard services performed by us with their own personnel, and one or more additional cruise lines could elect to perform these services themselves. There currently are several other entities offering services to the cruise industry similar to those provided by us. Additional entities, including those with significant resources, also could compete with us in the future.

         Our Atlantis Spa and the Elemis Beautiful Skin Centres compete with a variety of other operators of land-based day spas and beauty salons, including those with greater resources than Steiner Leisure.

REGULATION

         The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to the latter, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization had been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have cruise line agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry.

         Steiner Leisure's advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA"), as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulations under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union designed to protect consumers or the environment could adversely affect or increase the cost of advertising, marketing and packaging our products.

         Steiner Leisure's land-based operations, including our Atlantis Spa and the Elemis Beautiful Skin Centres, are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell or could increase the cost of our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for Steiner Leisure-trained employees at our land-based facilities.

EMPLOYEES

         As of March 1, 1999, Steiner Leisure had a total of 1,033 employees. Of that number, 884 worked on cruise ships, 29 worked at the Atlantis Spa, 31 were involved in the training of our personnel, 30 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 59 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has one to three managers on board each ship we serve. Shipboard employees' compensation consists of salary plus a commission based on the volume of revenues generated by the employee. A manager's compensation is based on the performance of the team under the manager's supervision. None of our employees is covered by a collective bargaining agreement.
Steiner Leisure believes that our relations with our employees are satisfactory.

         Personnel working at the Elemis Beautiful Skin Centres are employees of the Hong Kong Operator.

ITEM 2.  PROPERTIES

         Steiner Leisure's corporate office is located in Nassau, The Bahamas, and the office of CT Maritime Services, L.C., a Florida subsidiary of Steiner Leisure ("Maritime Services"), is located in Miami, Florida. Steiner Leisure also maintains warehouse and shipping facilities in Fort Lauderdale, Florida. Our training facilities and the administrative offices of our Elemis Limited subsidiary are located in Stanmore, England. Steiner Leisure also maintains a product production, packaging, warehousing and distribution facility in Tauton, England. All of the above-described properties are leased, and Steiner Leisure believes that alternative sites are readily available on competitive terms in the event that any of the leases are not renewed.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, in the ordinary course of business, Steiner Leisure is party to various claims and legal proceedings. Currently, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of Steiner Leisure.

NAME                                AGE              POSITION

Clive E. Warshaw                    56               Chairman of the Board and Chief Executive Officer
Leonard I. Fluxman                  40               President and Chief Operating Officer and a Director
Michele Steiner Warshaw             53               Executive Vice President and a Director
Amanda Jane Francis                 32               Senior Vice President-- Operations of Steiner Transocean
Sean C. Harrington                  32               Managing Director of Elemis Limited
Carl S. St. Philip, Jr.             32               Vice President and Chief Financial Officer

         Clive E. Warshaw has served as our Chairman of the Board and Chief Executive Officer since November 1995. Mr. Warshaw joined Steiner Group Limited (now known as STGR Limited), our predecessor ("Steiner Group"), in 1982. Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michele Steiner Warshaw.

         Leonard I. Fluxman has served as our President and Chief Operating Officer since January 1999, and as a director since November 1995. From November 1995 through December 1998, he served as Chief Operating Officer and Chief Financial Officer of Steiner Leisure. Mr. Fluxman joined us in June 1994, in connection with our acquisition of Coiffeur Transocean (Overseas), Inc. ("CTO"). Mr. Fluxman served as CTO's Vice President -- Finance from January 1990 until June 1994, and as its Chief Operating Officer from June 1994 until November 1996.

         Michele Steiner Warshaw has served as a director of Steiner Leisure since November 1995 and served as our Senior Vice President -- Development from January 1996 until March 1997, when she was named Executive Vice President. Ms. Warshaw held a variety of positions with Steiner Group from 1967 until November 1995, including assisting in the design and development of shipboard facilities and services. Ms. Warshaw resides in The Bahamas. Ms. Warshaw is the wife of Clive E. Warshaw.

         Amanda Jane Francis has served as Senior Vice President -- Operations of our Steiner Transocean subsidiary since November 1995, and of Steiner Group from June 1994 until November 1995. From 1989 until June 1994, Ms. Francis was the Director of Training for Steiner Group. From 1982 until 1989, Ms. Francis held other land-based and shipboard positions with Steiner Group.

         Sean C. Harrington has served as Managing Director of our Elemis Limited subsidiary since January 1996. Mr. Harrington also oversees our United Kingdom operations and the Elemis Beautiful Skin Centre operations. From July 1993 through December 1995, he served as Sales Director, and from May 1991 until July 1993, as United Kingdom Sales Manager of Elemis Limited.

         Carl S. St. Philip, Jr. has served as Vice President and Chief Financial Officer of Steiner Leisure since January 1999. From July 1997 through December 1998, he served as our Vice President -- Finance. Since January 1997, Mr. St. Philip has served as Vice President -- Finance of our CT Maritime Services, L.C. subsidiary. Mr. St. Philip joined us in June 1994 when we acquired CTO. Mr. St. Philip served as Assistant Controller of CTO from June 1991 until June 1993, and as CTO's Controller from June 1993 until December 1996, when CTO was liquidated. Mr. St. Philip, a certified public accountant, was employed by Laventhol and Horwath from 1989 to 1991.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON SHARES AND RELATED MATTERS

         Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Stock Market (as adjusted for our 3-for-2 share splits effected on each of October 24, 1997 and April 28, 1998 (the "Share Splits")).


     1997                                                    HIGH           LOW
     ----                                                  ------         ------
     First Quarter ....................................    $11.72         $ 7.78
     Second Quarter....................................     13.06          10.44
     Third Quarter.....................................     16.56          12.00
     Fourth Quarter....................................     21.83          15.42

     1998                                                    HIGH           LOW
     ----                                                  ------         ------
     First Quarter ....................................    $35.67         $18.17
     Second Quarter....................................     34.25          24.13
     Third Quarter.....................................     32.63          15.13
     Fourth Quarter....................................     32.25          14.38


         As of March 17, 1999 there were 19 holders of record of our Common Shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 2,200 beneficial owners of the common shares.

         Steiner Leisure has not paid dividends on its Common Shares and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs as well as other factors that the Board of Directors may deem relevant.

         Dividends and other distributions from Bahamas international business companies ("IBCs"), such as Steiner Leisure and its Bahamas IBC subsidiaries, are not subject to approval by the Central Bank of The Bahamas (the "Central Bank"). However, the exemption from such approval requirements expires in 2015. There can be no assurance that the exemption will continue beyond such date or that Bahamas law will not be amended prior to the year 2015 to eliminate such exemption. Our subsidiary that operates the Atlantis Spa is a Bahamas domestic company. Dividends from that subsidiary are subject to approval by the Central Bank.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         On November 12, 1996, Steiner Leisure's Registration Statement on form F-1 under the Securities Act of 1933, as amended, File No. 333-5266, with respect to the initial public offering of its common shares at a price of $5.78 per share (the "Offering") was declared effective by the Securities and Exchange Commission. The Offering commenced on November 13, 1996. A total of 1,863,000 common shares (aggregate offering price of $10,764,000) were registered and sold on behalf of Steiner Leisure and a total of 9,605,790 common shares (aggregate offering price of $55,500,120) were registered and sold on behalf of a selling shareholder. The net proceeds to Steiner Leisure from the Offering, after deducting total expenses in the amount of $1,060,000 were $9,704,000. The Offering terminated, and all of the securities registered in connection therewith were sold. The managing underwriters of the Offering were Furman Selz LLC and Raymond James & Associates, Inc. The number of shares and the offering price per share described above are adjusted to reflect the Share Splits.

         In connection with the Offering, Steiner Leisure incurred the following estimated expenses for the indicated purposes:

         Underwriting discounts and commissions..................    $   753,480

         Expenses paid to or for underwriters....................    $     2,265

         Other expenses..........................................    $   304,255

         The net proceeds to Steiner Leisure from the Offering have been applied, through December 31, 1998, in the following amounts toward the indicated purposes:

         Repayment of indebtedness...............................     $3,429,661

         Payment of federal and state estimated tax liability....     $3,231,132

         Construction of plant, building and facilities..........     $1,000,000

         Purchase of Steiner Leisure common shares in the open
         market..................................................     $2,043,207

         The use of proceeds of the Offering described above does not represent a material change in the use of proceeds described in the prospectus which formed a part of the Registration Statement.

         None of the payments described above, other than those with respect to repayment of indebtedness, represents direct or indirect payment to directors, officers, general partners of the issuer or their associates; persons owning ten percent or more of any class of equity securities of the issuer; or affiliates of the issuer.

ITEM 6.  SELECTED FINANCIAL DATA.

         Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 1998. The balance sheet data as of December 31, 1997 and 1998, and the statement of operations data for the years ended December 31, 1996, 1997 and 1998 have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 1994, 1995 and 1996, and the statement of operations data for the years ended December 31, 1994 and 1995, are derived from our financial statements which have been audited by Arthur Andersen LLP. These financial statements are not included herein. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                                  YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                 1994(1)      1995         1996        1997       1998
                                                                 ----         ----         ----        ----       ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Services........................................             $25,310      $35,764      $43,122     $50,113     $59,741
   Products........................................              14,340       18,648       26,458      33,863      41,647
                                                                -------      -------      -------     -------     -------
         Total revenues............................              39,650       54,412       69,580      83,976     101,388
                                                                -------      -------      -------     -------     -------
Cost of sales:.....................................
   Cost of services................................              21,324       29,623       33,446      39,085      46,142
   Cost of products................................              11,867       16,309       18,699      23,110      28,227
                                                                -------      -------      -------     -------     -------
         Total cost of sales.......................              33,191       45,932       52,145      62,195      74,369
                                                                -------      -------      -------     -------     -------
         Gross profit..............................               6,459        8,480       17,435      21,781      27,019
                                                                -------      -------      -------     -------     -------
Operating expenses:
     Administrative................................               1,874        3,100        3,396       3,862       4,801
     Salary and payroll taxes......................               1,785        1,925        3,973       4,344       4,979
     Amortization of CTO intangibles...............               1,264        2,292        2,477       1,089          --
                                                                -------      -------      -------     -------     -------
         Total operating expenses..................               4,923        7,317        9,846       9,295       9,780
                                                                -------      -------      -------     -------     -------
         Income from operations....................               1,536        1,163        7,589      12,486      17,239
Other income (expense).............................                (305)        (370)        (168)        908       1,737
                                                                -------      -------      -------     -------     -------
     Income before provision for income
         taxes and minority interest...............               1,231          793        7,421      13,394      18,976
                                                                -------      -------      -------     -------     -------
Provision for income taxes:
   Current.........................................                 940        1,356        1,750       1,147       1,296
   Deferred........................................                (30)           --           --          --          --
   Nonrecurring....................................                  --           --        3,200          --          --
                                                                -------      -------      -------     -------     -------
         Total provision for income taxes..........                 910        1,356        4,950       1,147       1,296
                                                                -------      -------      -------     -------     -------
Income before minority interest....................                 321         (563)       2,471      12,247      17,680
Minority interest..................................                  --           --           --          --          (4)
                                                                -------      --------     -------     -------     -------
Net income (loss)..................................             $   321      $  (563)     $ 2,471     $12,247     $17,676
                                                                =======      =========    =======     =======     =======
Earnings (loss) per common share (2)...............
   Basic ..........................................             $  0.02      $  (0.04)    $  0.17     $  0.76     $  1.08
                                                                =======      =========    =======     =======     =======
   Diluted.........................................             $  0.02      $  (0.04)    $  0.17     $  0.73     $  1.04
                                                                =======      =========    =======     =======     =======
   Basic weighted average shares outstanding.......              14,337       14,337       14,556      16,202      16,401
   Diluted weighted average shares outstanding.....              14,337       14,337       14,684      16,693      16,960



BALANCE SHEET DATA:
Working capital....................................             $ 2,009        $  22      $12,595     $25,644     $35,872
Total assets.......................................              16,230       13,320       26,656      37,137      53,654
Long-term debt.....................................               4,775        3,020           --          --          --
Shareholders' equity...............................               5,150        3,574       16,080      28,513      43,691


---------------------

(1) In June 1994, Steiner Group acquired Coiffeur Transocean (Overseas), Inc. ("CTO") in a transaction accounted for as a purchase. Accordingly, our 1994 Statement of Operations Data includes approximately seven months of operations of CTO.

(2) We effected a 3-for-2 split of our common shares on each of October 24, 1997 and April 28, 1998. The share and per share data above reflect these share splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Steiner Leisure is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. We sell our services and products to cruise passengers. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels.

         Cost of sales includes:

         o cost of services, including an allocable portion of wages paid to shipboard employees, rent payments to cruise lines (which are a percentage of services revenues or a minimum annual rent or a combination of both) and other staff-related shipboard expenses; and

         o cost of products, including an allocable portion of wages paid to shipboard employees, rent payments to cruise lines (as noted above) and other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

         Cost of sales may be affected by, among other things, sales mix, production levels, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues payable as rent payments and/or, as the case may be, the amount of minimum annual rental payments over the terms of such agreements. Rent payments may also be increased under new agreements with cruise lines that replace expiring agreements. In general, Steiner Leisure has experienced increases in rent payments upon entering into new agreements with cruise lines.

         Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount would not be a material component of the cost of services rendered and would not be practicable to identify separately.

         Operating expenses include administrative expenses, salary and payroll taxes. In addition, for the three year period ended June 1997, operating expenses included goodwill amortization related to the acquisition of CTO.

         Steiner Leisure is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. More than 83.7% of our income for 1998 was not subject to United States or United Kingdom income tax. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase. The income from our United States subsidiaries, Steiner Beauty Products, Inc. and CT Maritime Services, L.C. will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries which accounted for a total of 10.0% of our pretax income for 1998, will be subject to U.K. tax rates (generally up to 31%).

RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Steiner Leisure adopted SOP 98-1 prospectively effective January 1, 1999. Management does not believe that the adoption of SOP 98-1 will have a material effect on our financial position or results of operations.

         In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. Steiner Leisure adopted SOP 98-5 effective January 1, 1999. Management does not believe that the adoption of SOP 98-5 will have a material effect on our financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. Steiner Leisure adopted SFAS No. 131 effective December 31, 1998. Management operates Steiner Leisure's business as a single segment. As a result, no additional disclosure was required.

         Results of Operations

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                          1996          1997           1998
                                                                                          ----          ----           ----
Revenues:
  Services...................................................................             62.0%         59.7%          58.9%
  Products...................................................................             38.0          40.3           41.1
                                                                                         -----         -----          -----
         Total revenues......................................................            100.0         100.0          100.0
                                                                                         -----         -----          -----
Cost of sales:
  Cost of services...........................................................             48.1          46.5           45.5
  Cost of products...........................................................             26.9          27.5           27.9
                                                                                         -----         -----          -----
         Total cost of sales.................................................             75.0          74.0           73.4
                                                                                         -----         -----          -----
         Gross profit........................................................             25.0          26.0           26.6
                                                                                         -----         -----          -----
Operating expenses:
  Administrative.............................................................              4.9           4.6            4.7
  Salary and payroll taxes...................................................              5.7           5.2            4.9
  Amortization of CTO intangibles............................................              3.6           1.3             --
                                                                                         -----         -----          -----
         Total operating expenses............................................             14.2          11.1            9.6
                                                                                         -----         -----          -----
         Income from operations..............................................             10.8          14.9           17.0
Other income (expense).......................................................             (0.2)          1.1            1.7
                                                                                         -----         -----          -----
Income before provision for income taxes.....................................             10.6          16.0           18.7
                                                                                         -----         -----          -----
Provision for income taxes:
  Non-recurring..............................................................              4.6            --             --
  Current and deferred.......................................................              2.5           1.4            1.3
                                                                                         -----         -----          -----
    Total provision for income taxes.........................................              7.1           1.4            1.3
                                                                                         -----         -----          -----
Net income...................................................................              3.5%         14.6%          17.4%
                                                                                         ======        ======         ======


1998 COMPARED TO 1997

         REVENUES. Revenues increased approximately 20.7%, or $17.4 million, to $101.4 million in 1998 from $84.0 million in 1997. Of this increase, $9.6 million was attributable to an increase in services revenues and $7.8 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of six additional spa ships in service and three additional non-spa ships in service in 1998 compared to 1997. We had an average of 842 shipboard staff members in service in 1998 compared to an average of 756 shipboard staff members in service in 1997. Revenues per staff per day increased by 8.4% to $310 in 1998 from $286 in 1997.

         COST OF SERVICES. Cost of services as a percentage of services revenues decreased to 77.2% in 1998 from 78.0% in 1997. This decrease was due to an increase in productivity of onboard staff during 1998. This decrease was partially offset by increases in rent allocable to services on cruise ships covered by an agreement that was renewed in December 1997.

         COST OF PRODUCTS. Cost of products as a percentage of products revenues decreased to 67.8% in 1998 from 68.2% in 1997. This decrease was due to an increase in productivity of onboard staff that was partially offset by an increase in rent allocable to product sales on cruise ships covered by an agreement that was renewed in December 1997. In addition, product sales to land-based customers, which have a greater margin than product sales on board ships, increased at a greater rate than sales on board ships.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.6% in 1998 from 11.1% in 1997. This decrease was primarily attributable to completion in June 1997 of the amortization of intangible assets relating to the acquisition of CTO. There was no amortization of intangible assets in 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 6.8% in 1998 from an overall effective rate of 8.6% in 1997 due to the impact of non-tax deductible amortization of intangibles in 1997. Without such amortization of intangibles, the overall effective rate in 1998 would have been 6.8%, compared to 7.9% in 1997. The decrease in the overall effective rate is also partially attributable to income earned in jurisdictions that do not tax our income increasing at a greater rate than income in jurisdictions that tax our income.

1997 COMPARED TO 1996

         REVENUES. Revenues increased approximately 20.7%, or $14.4 million, to $84.0 million in 1997 from $69.6 million in 1996. Of this increase, $7.0 million was attributable to an increase in services revenues and $7.4 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of six additional spa ships in service in 1997. These six spa ships generated greater aggregate revenues to us than the aggregate revenues generated by the average of seven non-spa ships that were in service in 1996, but were not in service in 1997. Steiner Leisure had an average of 756 shipboard staff members in service in 1997 compared to an average of 695 shipboard staff members in service in 1996. Revenues per staff per day increased 11.7% to $286 in 1997 from $256 in 1996.

         COST OF SERVICES. Cost of services as a percentage of services revenues increased to 78.0% in 1997 from 77.6% in 1996. This increase was due to an increase in rent allocable to services on cruise ships covered by an agreement renewal effective in the first quarter of 1997. This increase was partially offset by increases in productivity of onboard staff during 1997.

         COST OF PRODUCTS. Cost of products as a percentage of products revenues decreased to 68.2% in 1997 from 70.7% in 1996. This decrease was primarily due to lower product costs realized during 1997 compared to 1996. This was the result of our acquisition of the "Elemis" and "La Therapie" product lines (previously supplied to Steiner Leisure by third parties) in March 1996. Lower product costs were partially offset by an increase in rent allocable to products sales on cruise ships covered by an agreement renewal effective in the first quarter of 1997.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 11.1% in 1997 from 14.2% in 1996 as a result of 1996 including a full year of amortization of intangibles in connection with the acquisition of CTO while 1997 included only five months of this amortization. Additionally, operating expenses as a percentage of revenues decreased because of the increase in revenues generated from the additional spa ships in service during 1997. These ships generated greater aggregate revenues to us than the aggregate revenues generated from non-spa ships in service during 1996 that were not in service during 1997.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 8.6% in 1997 from an overall effective rate of 23.6% (not giving effect to the non-recurring tax charge of approximately $3.2 million related to the liquidation of CTO) in 1996. This was due to the impact of greater non-tax deductible amortization of intangibles and interest expense in 1996 and certain tax benefits realized from the liquidation of CTO, which took place during the fourth quarter of 1996. Without such amortization of intangibles and interest expense, the overall effective rate in 1997 would have been 6.3% compared to 17.2% in 1996.

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth selected statement of operations data on a quarterly basis for 1997 and 1998 and the percentage of revenues represented by the line items presented. Although certain cruise lines have experienced moderate seasonality, we believe that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on our results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on our revenues. However, due to our dependence on the cruise industry, Steiner Leisure's revenues may in the future be affected by seasonality. The quarterly selected statement of operations data set forth below were derived from Unaudited Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

                                                   FISCAL 1997                                  FISCAL 1998
                                   -----------------------------------------    ----------------------------------------
                                    FIRST     SECOND      THIRD     FOURTH       FIRST      SECOND    THIRD      FOURTH
                                   QUARTER    QUARTER    QUARTER    QUARTER     QUARTER     QUARTER  QUARTER     QUARTER
                                   -------    -------    -------    -------     -------     -------  -------     -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.....................      $19,660    $20,080    $22,133    $22,103      $22,935    $24,335   $26,943    $27,175
Gross profit.................        4,973      5,170      5,746      5,892        6,023      6,500     7,249      7,247
Administrative, salary and
payroll taxes................        1,991      2,006      2,091      2,118        2,303      2,408     2,471      2,598
Income from operations.......        2,361      2,695      3,655      3,775        3,720      4,092     4,778      4,649
Net income...................        2,296      2,642      3,478      3,831        3,836      4,244     4,713      4,883
Diluted earnings per share...       $ 0.14     $ 0.16     $ 0.21     $ 0.23       $ 0.23     $ 0.25    $ 0.28     $ 0.29

AS A PERCENTAGE OF REVENUES:
Gross profit.................        25.3%      25.7%      26.0%      26.7%        26.3%      26.7%     26.9%      26.7%
Administrative, salary and
payroll taxes................        10.1%      10.0%       9.4%       9.6%        10.0%       9.9%      9.2%       9.6%
Income from operations.......        12.0%      13.4%      16.5%      17.1%        16.2%      16.8%     17.7%      17.1%
Net income...................        11.7%      13.2%      15.7%      17.3%        16.7%      17.4%     17.5%      18.0%



LIQUIDITY AND CAPITAL RESOURCES

         Our business is operated with cash generated from operations. In November 1996, Steiner Leisure received net proceeds of approximately $9.7 million in connection with an initial public offering of its common shares.

         Cash flow from operating activities was $15.2 million in 1998, $11.6 million in 1997 and $9.0 million in 1996. These increases generally reflected increases in net income as affected by income taxes payable in 1996 with respect to the liquidation of CTO that were paid in 1997 and by an increase in inventories in 1998. Steiner Leisure had working capital of approximately $35.9 million at December 31, 1998 compared to $25.6 million at December 31, 1997.

         In connection with the construction of the Atlantis Spa, we spent $3.0 million in 1998. We anticipate spending approximately $1.5 million in 1999 to reimburse the owner of the Atlantis Resort for additional construction costs for the Atlantis Spa. These approximately $4.5 million of capital expenditures would be amortized over the proposed ten-year term of our arrangement with the owner of the Atlantis Resort.

         During the fourth quarter of 1998, we purchased a total of 312,750 of our common shares in the open market for an aggregate purchase price of $4.9 million. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

         We believe that cash generated from operations is sufficient to satisfy the cash required to operate our business. Any significant acquisition may require outside financing. We currently do not have any agreement with respect to an acquisition.

INFLATION

         Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for leisure activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent.

YEAR 2000 COMPLIANCE

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

         We have developed a plan to assess the overall impact to Steiner Leisure with respect to the Year 2000 issue. Part of our plan is to identify areas of risk and to develop means to mitigate these risks. This includes assessing the Year 2000 compliance of our cruise line customers and our major third party suppliers.

         In order for us to make an assessment of the Year 2000 risks that may have a material adverse effect on our results of operations, we have conducted a survey of our cruise line customers and major third party suppliers of services and products. With respect to our cruise line customers, as of March 19, 1999, a number of those surveyed have refused to respond for liability reasons, while others have failed to respond without providing any reason therefor. The nine cruise lines that responded expect to be Year 2000 compliant before January 1, 2000. We are actively pursuing responses from the remaining 17 cruise lines that have not responded.

         With respect to our major third party suppliers, as of March 19, 1999, we obtained nine responses or statements published through the Internet indicating that they expect to be Year 2000 compliant prior to January 1, 2000. We are actively pursuing responses for the remaining 44 major third party suppliers that have not responded. In the absence of adequate responses, or other formal communications from either our cruise line customers or our major third party suppliers, we are attempting to make our own assessment as to their readiness.

         We believe that our biggest risks related to the Year 2000 issue are associated with potential concerns with cruise line customers and major third party suppliers. The most reasonably likely source of Year 2000 risk with respect to our cruise line customers would be the disruption of transportation channels that deliver passengers to cruise ships. The disruption of transportation channels could also impede our ability to deliver our products to intended points of sale or the ability of our staff to report to the ships to which they are assigned.

         We do not believe that there are contingency plans that we can effect that can mitigate the risk of cruise line passengers being unable to reach cruise ships as a result of any transportation disruption. We are in the process of developing a contingency plan that would allow us to have available product inventories sufficient for distribution to our intended points of sale in the event a transportation disruption impairs our ability to obtain delivery of our products. In addition, we intend to develop a schedule of deployment of our shipboard staff to minimize the effect of any transportation disruption that could occur around January 1, 2000. These contingency plans are subject to uncertainties. We cannot guarantee that any estimate of the level, impact or duration of Year 2000 non-compliance by our customers or suppliers will be accurate, or that our contingency plans will be sufficient to mitigate these risks.

         In the event that any of our cruise line customers or major third party suppliers do not successfully achieve Year 2000 compliance for their own operations in a timely manner, our business or operations could be adversely affected. The magnitude of any adverse effect cannot be quantified at this time because of variables such as the type and importance of cruise line customers or major third party suppliers that have not responded, the unknown level and duration of noncompliance by these customers and suppliers (and their customers and suppliers), the possible effect on our operations, and the Company's ability to respond to any non-compliance.

         Costs related to our actions to become Year 2000 compliant are funded through cash from operating activities. We estimate that total costs related to becoming Year 2000 compliant will be approximately $150,000, and approximately $100,000 of this amount will be capitalized. Through December 31, 1998, we have expended approximately $34,000 in connection with the Year 2000 issue. We believe that the costs related to updating or replacing existing computer systems in order to become Year 2000 compliant will not be material. However, in view of the uncertainties relating to the Year 2000 compliant status of our customers and suppliers, we cannot guarantee that our cost of dealing with the Year 2000 issue will be consistent with the foregoing estimates or that the Year 2000 issue will not materially adversely affect Steiner Leisure's future operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of l933, as amended, and Section 21E of the Securities Exchange Act of l934, as amended. The words "may," "will," "intend," "expect," "proposed,"
"anticipate,"             "believe,"               "estimate"                and
similar expressions are intended to identify such forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under "Certain Factors That May Affect Future Operating Results." We cannot promise that our expectations in such forward-looking statements will be correct. We do not undertake to update any forward-looking statements that may be made by us.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information set forth, or incorporated by reference, in this prospectus, you should carefully consider the following risk factors relating to Steiner Leisure before purchasing our common shares.

WE ARE DEPENDENT ON OUR AGREEMENTS WITH CRUISE LINES

         Our revenues are generated primarily on cruise ships. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years, with an average remaining term per ship as of March 1, 1999, of approximately two years. As of that date, cruise line agreements that expire within one year, including the agreement with Royal Caribbean, covered 40 of the 99 ships served by us. These 40 ships accounted for approximately 36.1% of our 1998 revenues. We cannot assure you that any of these agreements will be renewed after its expiration date or that any renewal will be on similar terms. These agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to receive specified passenger service rankings. As of March 1, 1999, agreements for three ships provided for termination for any reason by cruise lines on six months' notice, for eight ships on 90 days' notice and for one ship on 60 days' notice. Our cruise line agreements may, therefore, be terminated prior to their specified termination dates.

WE ARE DEPENDENT ON THE CRUISE INDUSTRY

         Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. According to Cruise Lines International Association, a trade association, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 2.2 million passengers in 1985 to approximately 5.4 million in 1998. The cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could adversely affect us.

         The cruise industry is subject to significant risks that could affect our results of operations. The cruise lines operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. Historically, such events have adversely affected demand for cruise vacations. The cruise industry may be adversely affected by severe weather conditions, both at sea and at ports of embarkation. Publicized operational difficulties or outbreaks of disease on cruise ships also could adversely affect the cruise industry. The cruise industry is dependent to a significant extent on airlines to transport passengers to ports of embarkation. Any strikes or other disruptions of airline service could adversely affect the ability of cruise passengers to reach their ports of embarkation.

         Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing vacations. In addition, public demand for vacation activities is influenced by general economic conditions. A majority of cruise passengers served by us reside in North America. Periods of general economic recession, particularly in North America, could have a material adverse effect on the cruise industry and could also materially adversely affect us.

WE ARE DEPENDENT ON CERTAIN CRUISE COMPANIES

         The number of independent cruise companies has decreased in the past few years as a result of the consolidation of the cruise industry. Industry analysts believe that further consolidation of the cruise industry may occur. Our revenues are dependent to a significant extent on a limited number of cruise companies. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 1998: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) - 34.7%; Royal Caribbean (including Celebrity) - 30.1%; and Peninsular and Oriental Steam Navigation Company (including Princess, P&O and P&O European Ferries) - 12.9%. These companies also accounted for 66 of the 99 ships served by us as of March 1, 1999. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely affect our results of operations. As a result of industry consolidation, a small number of cruise companies, all of whom currently are our customers, dominate the cruise industry. If any of these large cruise companies discontinues its relationship with us or incurs economic problems, our results of operations could be adversely affected.

WE ARE REQUIRED TO MAKE MINIMUM PAYMENTS UNDER OUR AGREEMENTS

         Steiner Leisure is obligated to make minimum payments to certain cruise lines, as well as in connection with the Atlantis Spa, regardless of the amount of revenues we receive from customers. Accordingly, we could be obligated to pay more than the amount collected from customers or might not receive revenues sufficient to cover our costs. As of December 31, 1998, these minimum payments are required by cruise line agreements covering a total of 67 ships served by us and three additional ships not yet in service, as well as in connection with the Atlantis Spa. As of December 31, 1998, we had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by us) of approximately: $20.7 million in 1999, $16.9 million in 2000, $14.4 million in 2001, $2.9 million in 2002.

WE ARE DEPENDENT ON KEY OFFICERS AND QUALIFIED SHIPBOARD EMPLOYEES

         Our continued success depends to a significant extent on our senior officers, including Clive E. Warshaw, Chairman of the Board and Chief Executive Officer, Leonard I. Fluxman, President and Chief Operating Officer, and Michele Steiner Warshaw, Executive Vice President. Mr. Warshaw and Ms. Warshaw are husband and wife. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. Steiner Leisure has employment agreements with Mr. Warshaw, Mr. Fluxman and Ms. Warshaw, and key person life insurance policies on their lives. Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our shipboard services. Shipboard employees typically are employed pursuant to agreements with terms of eight months. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite skills necessary for our business. If we are unable to attract a sufficient number of qualified applicants, our business could be materially adversely affected.

WE ARE DEPENDENT ON A SINGLE PRODUCT MANUFACTURER

         Almost all of the ingredients and other materials for our "Elemis" and "La Therapie" beauty products are produced by a single manufacturer pursuant to an agreement terminating in 2001. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

POSSIBLE CHANGES IN THE TAXATION OF STEINER LEISURE

         Steiner Leisure is a Bahamian international business company ("IBC") that, directly or indirectly, owns:

o CT Maritime Services, L.C., a Florida limited liability company that performs administrative services in connection with our maritime operations ("Maritime Services");

o Steiner Beauty Products, Inc., a Florida corporation that sells skin and hair care products ("Steiner Beauty"); and

o Steiner Transocean Limited, a Bahamian IBC that operates our shipboard business ("Steiner Transocean").

Steiner  Leisure  also owns all,  or almost  all,  of the  shares of  additional
Bahamas, United Kingdom and other subsidiaries through which we conduct our business.

         Steiner Leisure is not subject to Bahamian tax. For United States federal tax purposes Steiner Leisure will be considered engaged in business in the United States by virtue of its 98% membership interest in Maritime Services. As a result Steiner Leisure will be subject to United States federal income tax at regular corporate rates of up to 35% on its share of the United States-source income and certain foreign-source income, if any, of Maritime Services. Steiner Leisure may also be subject to a 30% branch profits tax on any portion of that income that is not considered reinvested in the United States. Steiner Leisure believes that none of our remaining income will be effectively connected with our deemed conduct of business in the United States through Maritime Services and, accordingly, that our remaining income will not be subject to United States federal tax.
         Steiner Beauty generally will be subject to United States federal income tax at regular corporate rates of up to 35% on all its worldwide income, including its share of the income of Maritime Services in which it owns a one percent membership interest.

         Steiner Transocean is a Bahamian IBC and maintains an office in The Bahamas. Steiner Transocean is not subject to Bahamian tax. For United States federal tax purposes Steiner Transocean will be considered engaged in business in the United States as a result of its membership interest in Maritime Services. As discussed above, a foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States. In addition, a foreign corporation conducting business in the United States may be subject to a 30% branch profits tax on income from that business that is not considered reinvested in the United States. Steiner Transocean may be subject to both federal corporate income tax and the branch profits tax on its share of the income of Maritime Services in which it owns a one percent membership interest. We believe that Steiner Transocean's income from its remaining activities will be foreign-source income, none of which will be effectively connected to a business it conducts in the United States. This belief is based on:

               o all of Steiner Transocean's shipboard spa and salon services being performed outside the United States and its possessions and their respective territorial waters;

               o passage of title and transfer of ownership of all beauty products sold by Steiner Transocean taking place outside the United States; and

               o           the   activities   performed  on  behalf  of  Steiner
                           Transocean in the United States not being a material factor in generating income for Steiner Transocean.

         However, a portion of Steiner Transocean's income could be subject to United States federal income tax:

              o to the extent the first two activities described above were considered by the United States Internal Revenue Service (the "IRS") to occur in the United States, its possessions or territorial waters; or

              o if the activities performed on behalf of Steiner Transocean in the United States were considered to be a material factor in generating Steiner Transocean's income.

In that event, Steiner Transocean would be subject to U.S. federal income tax at a rate of up to 35% and, possibly, branch profits tax at a rate of 30% on such income.

         Maritime Services will not itself be subject to United States federal income tax. Instead, its income will flow through and be taxed to its members, Steiner Leisure, Steiner Beauty and Steiner Transocean, as discussed above.

         Maritime Services and Steiner Beauty may be subject to additional U.S. state and local income, franchise and other taxes. Maritime Services receives payments from Steiner Transocean in return for certain administrative services it provides to Steiner Transocean. The IRS may assert that transactions between Maritime Services and Steiner Transocean and between our other direct and indirect subsidiaries do not contain arm's length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Maritime Services. This reallocation also could result in the imposition of interest and penalties.

         Our United Kingdom subsidiaries provide goods and services to Steiner Transocean. The United Kingdom Inland Revenue authorities may assert that these transactions do not contain arms' length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the U.K. tax on us. This reallocation also could result in the imposition of interest and penalties.

          In 1998, Steiner Leisure paid tax at an aggregate rate of 6.8% on its income. We cannot assure that future income will be taxed at this rate.

         Coiffeur Transocean (Overseas), Inc. ("CTO"), our former subsidiary, was liquidated for United States federal and state income tax purposes during the fourth quarter of 1996. As a result, CTO was treated as if it sold all of its assets for fair market value on the date of that liquidation. Based on the value of CTO's assets, determined by an unrelated party, we calculated CTO's U.S. tax liability resulting from its liquidation at approximately $3.2 million. This amount was paid in January 1997. However, if the IRS were successfully to ascribe a higher value to CTO's assets, the tax liability resulting from CTO's liquidation could be increased.

WE FACE COMPETITION ON SHIPS AND ON LAND

         We compete with passenger activity alternatives on cruise ships and with competing providers of similar services and products seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A number of cruise lines currently perform the shipboard services performed by us with their own personnel, and one or more additional cruise lines could elect to perform these services themselves. There currently are several other entities offering services to the cruise industry similar to those provided by us. Additional entities, including those with significant resources, also could compete with us in the future.

         Our Atlantis Spa and the Elemis Beautiful Skin Centres compete with a variety of other operators of land-based day spas and beauty salons, including those with greater resources than Steiner Leisure.

GOVERNMENT REGULATION COULD ADVERSELY AFFECT US

         Steiner Leisure's advertising and product labeling practices in the United States are subject to regulation by the FTC and the FDA, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union, designed to protect consumers or the environment, could adversely affect or increase the cost of advertising, manufacturing and packaging our products.

         Steiner Leisure's land-based operations, including our Atlantis Spa and the Elemis Beautiful Skin Centres, are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell or could increase the cost of our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for the Steiner Leisure-trained employees at our land-based facilities.

PRODUCT LIABILITY AND OTHER POTENTIAL CLAIMS COULD ADVERSELY AFFECT US

         The nature and use of Steiner Leisure's products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services or suffered adverse reactions following use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales.

OUR NEW LAND-BASED OPERATIONS FACE VARIOUS RISKS

         In February 1999, we began operating a spa facility at the Atlantis Resort on Paradise Island in The Bahamas. During 1998 we licensed rights to a third party to operate three Elemis Beautiful Skin Centres. These are land-based day spas in Hong Kong. We may, in the future, grant rights to operate such spas at other locations. Before these operations, we had no experience in land-based spa operations or the operation of a licensed business. In order to successfully conduct company-operated land-based businesses such as our Atlantis Spa, we will be dependent on our ability to hire and retain the services of qualified personnel. We are currently operating the Atlantis Spa pursuant to agreed-to terms pending the signing of a definitive agreement. The future success of the Elemis Beautiful Skin Centres is also dependent on our ability to obtain area development and license agreements with parties who can successfully operate these facilities. To date, no agreements have been reached with any parties outside of Hong Kong. We are not certain that any other license agreements will be entered into in the future.

         Our Atlantis Spa operations and, for the foreseeable future, all of the Elemis Beautiful Skin Centre operations will be undertaken outside of the United States. These operations are subject to certain risks, including adverse developments in the foreign political and economic environment, varying governmental regulations, foreign currency fluctuations, potential difficulties in supervising foreign operations and potential adverse tax consequences. Recently a number of countries in Asia, where the initial Elemis Beautiful Skin Centres are located, have experienced economic difficulties and social unrest. Any of these factors could have a material adverse effect on these operations.


FAILURE TO OBTAIN YEAR 2000 COMPLIANCE MAY HAVE ADVERSE EFFECTS ON US

         Our failure, or the failure of a cruise line customer or supplier of ours, to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of our normal business activities or operations. We believe that our biggest risks related to the Year 2000 issue are associated with potential concerns with cruise line customers and major third party suppliers of services or products. The most reasonably likely source of Year 2000 risk with respect to our cruise line customers would be the disruption of transportation channels that deliver passengers to cruise ships. The disruption of transportation channels could also impede our ability to deliver our products to intended points of sale or the ability of our staff to report to the ships to which they are assigned.

         We have developed a compliance program to assess the overall impact to Steiner Leisure of the Year 2000 issue and are in the process of developing contingency plans that will attempt to mitigate certain of our Year 2000 risks. We believe that our costs relating to implementation of our Year 2000 program will not be material. However, if our Year 2000 compliance program or contingency plans are ineffective or if the actual costs of implementing our Year 2000 compliance program or contingency plans significantly exceed our estimates, our business and results of operation could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Arthur Andersen LLP dated February 23, l999, are filed as part of this report, beginning on page F-l.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to directors of Steiner Leisure and compliance with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, under the captions "Proposal 1 - Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the definitive proxy statement of Steiner Leisure to be filed no later than April 30, 1999 (the "Proxy Statement") is incorporated by reference herein. Information with respect to executive officers may be found under the caption "Executive Officers of the Registrant" herein.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)(1)    Financial Statements

                    The following report and Consolidated Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.

                    Report of Independent Certified Public Accountants

                    Consolidated Balance Sheets as of December 31, 1997 and 1998

                    Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998

                    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998

                    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

                    Notes to Consolidated financial Statements

              (2)   Financial Statement Schedules

                    Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

              (3)   Exhibit Listing

                    See list of the exhibits at 14(c), below.

          (b)       Reports on form 8-K

                    No reports on form 8-K were filed during the fourth quarter of fiscal year l998.

(c)      The following is a list of all exhibits filed as a part of this report:

EXHIBIT
NUMBER                                    DESCRIPTION

    2.1       Plan   of   Complete   Liquidation   and   Dissolution of Coiffeur
              Transocean (Overseas), Inc.1

    3.l       Amended  and Restated Memorandum of Association of Steiner Leisure
              Limited2

    3.2       Amended  and  Restated  Articles of Association of Steiner Leisure
              Limited3

    4.1       Specimen of Common Share certificate2

    10.1 Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw4+

    10.1(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 19975+

    10.1(b) Second Amendment to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of April 20, 19986+

    10.2 Employment Agreement dated as of October 23, 1996 between Steiner Leisure Limited and Leonard I. Fluxman1+

    10.2(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Leonard I. Fluxman dated as of March 25, 19975+

    10.2(b) Second Amendment to Employment Agreement between Steiner Leisure Limited and Leonard I. Fluxman dated as of December 19, 19973+

    10.3 Employment Agreement dated as of October 21, l996 between Steiner Leisure Limited and Michele Steiner Warshaw4+

    10.3(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of March 25, 19975+

    10.3(b) Second Amendment to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of April 20, 19986+

    10.4 Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis4+

    10.4(a) Amendment No. 1 to Employment Agreement between Steiner Transocean Limited and Amanda Jane Frances dated as of March 25, 19975+

    10.4(b)   Second   Amendment   to   Employment   Agreement  between  Steiner
              Transocean  Limited and Amanda Jane Francis dated as of April
              20, 19983

    10.5      Service  Agreement  dated  as of September 18, 1996 between Elemis
              Limited     and  Sean C.  Harrington2+

    10.5(a) Amendment No. 1 to Service Agreement between Elemis Limited and Sean C. Harrington dated as of March 25, 19975+

    10.5(b) Second Amendment to Service Agreement between Elemis Limited and Sean C. Harrington dated as of July 8, 19986+

    10.6      Amended and Restated 1996 Share Option and  Incentive  Plan7+

    10.7      Amended and Restated  Non-Employee Directors'  Share Option Plan6+

    10.8      Agreement  dated  May 29,  1996  for  the sale and purchase of the
              share   capital  of  Elemis  Limited   among  Nicolas  D. Steiner,
              Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner2

    10.9 Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner2

    10.10 Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw2

    10.11 Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller1

    10.12 Capital Contribution Agreement dated October 31, 1996 among Squire Trading Company Limited, Steiner Leisure Limited, Steiner Transocean Limited, Cosmetics Limited, STGR Limited and Nicolas D. Steiner1

    10.13 Deferred Compensation Agreement dated as of December 31, 1996 between Steiner Leisure Limited and Leonard I. Fluxman5+

    10.14     Split  Dollar   Insurance  Agreement  dated  as of March 25,  1997
              between  Steiner  Leisure Limited  and  Leonard  I.  Fluxman5+

    10.15 Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options8*+

    10.16 Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options8**+

    10.17 Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options8***+

    10.18 Form of Option Agreement Under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan9****+

    21        List of subsidiaries of Steiner Leisure Limited

    27        Financial Data Schedule

    23.1      Consent of Independent Certified Public Accountants

---------------------

1 Previously filed with Amendment Number 4 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

2    Previously  filed  with  Amendment  Number 2 to the Company's  Registration
     Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

3 Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

4    Previously  filed  with   Amendment   No. 3 to the  Company's  Registration
     Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

5 Previously filed with annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

6 Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

7 Previously filed with the Company's Registration Statement on Form S-8, Registration Number 333-39927, and incorporated herein by reference.

8 Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

9 Previously filed with annual report on Form 10-K for the year ended December 31, 1997.

* Executed by Leonard Fluxman and Amanda Francis in connection with grants of options under the indicated plan in November 1996.

** Executed by Clive E. Warshaw, Michele Steiner Warshaw and Sean Harrington in connection with grants and options under the indicated plan in November l996.

*** Executed by Leonard Fluxman in connection with grants of options under the indicated plan in December 1997.

**** Executed in connection with annual grants of options by non-employee directors under the indicated plan.

+    Management contract or compensatory plan or agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1999.

                                                  STEINER LEISURE LIMITED


                                                  By:  /S/ CLIVE E. WARSHAW
                                                       -------------------------
                                                       Clive E. Warshaw
                                                       Chairman of the Board and
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities, and on the dated indicated.

           SIGNATURE                    TITLE(S)                       DATE

/S/ CLIVE E. WARSHAW           Chairman of the Board
---------------------------      and Chief Executive Officer
Clive E. Warshaw                 (Principal Executive Officer)    March 22, 1999

/S/ LEONARD I. FLUXMAN          President, Chief Operating
---------------------------       Officer and Director            March 22, 1999
Leonard I. Fluxman

/S/ CARL S. ST. PHILIP, JR.     Vice President and Chief
---------------------------       Financial Officer (Principal)
Carl S. St. Philip, Jr.           Financial and Accounting
                                  Officer)                        March 22, 1999

/S/ MICHELE STEINER WARSHAW      Director                         March 22, 1999
---------------------------
Michele Steiner Warshaw

/S/ CHARLES D. FINKELSTEIN       Director                         March 22, 1999
---------------------------
Charles D. Finkelstein

/S/ JONATHAN D. MARINER          Director                         March 22, 1999
---------------------------
Jonathan D. Mariner

/S/ STEVEN J. PRESTON            Director                         March 22, 1999
---------------------------
Steven J. Preston

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Certified Public Accountants...........................F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998.................F-3

Consolidated Statements of Operations for the years ended December 31,
1996, 1997 and 1998..........................................................F-4

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1996, 1997 and 1998.............................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1997 and 1998.............................................F-6

Notes to Consolidated Financial Statements...................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Steiner Leisure Limited and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited (a Bahamian international business company) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner Leisure Limited and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP


Miami, Florida,
     February 23, 1999.



                                                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                                                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                   ----------------------------------
                                                                                        1997                  1998
                                                                                   ------------           -----------
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents.............................................              $12,335,000           $10,058,000
Marketable securities.................................................               12,017,000            21,782,000
Accounts receivable...................................................                3,980,000             4,832,000
Inventories...........................................................                4,949,000             8,002,000
Other current assets..................................................                  958,000             1,142,000
                                                                                    -----------           -----------
  Total current assets................................................               34,239,000            45,816,000
                                                                                    -----------           -----------
PROPERTY AND EQUIPMENT, net                                                           2,285,000             5,840,000
                                                                                    -----------           -----------
OTHER ASSETS:
Trademarks and product formulations, net..............................                  190,000               290,000
License rights, net...................................................                   31,000               740,000
Other.................................................................                  392,000               968,000
                                                                                    -----------           -----------
  Total other assets..................................................                  613,000             1,998,000
                                                                                    -----------           -----------
  Total assets........................................................              $37,137,000           $53,654,000
                                                                                    ===========           ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable......................................................              $ 1,901,000           $ 2,641,000
Accrued expenses......................................................                5,941,000             6,434,000
Current portion of capital lease obligations..........................                   68,000                21,000
Income taxes payable..................................................                  685,000               848,000
                                                                                    -----------           -----------
  Total current liabilities...........................................                8,595,000             9,944,000
                                                                                    -----------           -----------
CAPITAL LEASE OBLIGATIONS, net of current portion                                        29,000                     -
                                                                                    -----------           -----------
COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST.....................................................                        -                19,000
                                                                                    -----------           -----------
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
  issued and outstanding..............................................                        -                     -
Common shares, $.0l par value; 20,000,000 shares authorized,
  16,239,000 shares issued and outstanding at December 31, 1997
  and 16,603,000 shares issued at December 31, 1998...................                  162,000               166,000
Additional paid-in capital............................................               10,675,000            12,790,000
Accumulated other comprehensive income................................                  171,000               440,000
Retained earnings                                                                    17,505,000            35,181,000
Treasury shares, at cost, 313,000 shares in 1998......................                        -            (4,886,000)
                                                                                    -----------           -----------
  Total shareholders' equity..........................................               28,513,000            43,691,000
                                                                                    -----------           -----------
  Total liabilities and shareholders' equity..........................              $37,137,000           $53,654,000
                                                                                    ===========           ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1996                 1997              1998
                                                                  ------------         -----------     -------------
REVENUES:
Services..............................................            $43,122,000          $50,113,000     $  59,741,000
Products..............................................             26,458,000           33,863,000        41,647,000
                                                                  -----------          -----------      ------------
  Total revenues......................................             69,580,000           83,976,000       101,388,000
                                                                  -----------          -----------      ------------
COST OF SALES:
Cost of services......................................             33,446,000           39,085,000        46,142,000
Cost of products......................................             18,699,000           23,110,000        28,227,000
                                                                  -----------          -----------      ------------
  Total cost of sales.................................             52,145,000           62,195,000        74,369,000
                                                                  -----------          -----------      ------------
  Gross profit........................................             17,435,000           21,781,000        27,019,000
                                                                  -----------          -----------      ------------
OPERATING EXPENSES:
Administrative........................................              3,396,000            3,862,000         4,801,000
Salary and payroll taxes..............................              3,973,000            4,344,000         4,979,000
Amortization of CTO intangibles.......................              2,477,000            1,089,000                 -
                                                                  -----------          -----------      ------------
  Total operating expenses............................              9,846,000            9,295,000         9,780,000
                                                                  -----------          -----------      ------------
  Income from operations..............................              7,589,000           12,486,000        17,239,000
                                                                  -----------          -----------      ------------
OTHER INCOME (EXPENSE):
Interest income.......................................                137,000              908,000         1,627,000
Gains on sale of marketable securities................                      -               16,000           118,000
Interest expense......................................               (305,000)             (16,000)           (8,000)
                                                                  -----------          -----------      ------------
  Total other income (expense)........................               (168,000)             908,000         1,737,000
                                                                  -----------          -----------      ------------
  Income before provision for income taxes
    and minority interest.............................              7,421,000           13,394,000        18,976,000
                                                                  -----------          -----------      ------------
PROVISION FOR INCOME TAXES:
Current...............................................              1,750,000            1,147,000         1,296,000
Deferred..............................................                      -                    -                 -
Nonrecurring..........................................              3,200,000                    -                 -
                                                                  -----------          -----------      ------------
  Total provision for income taxes....................              4,950,000            1,147,000         1,296,000
                                                                  -----------          -----------      ------------
  Income before minority interest.....................              2,471,000           12,247,000        17,680,000
MINORITY INTEREST.....................................                      -                    -            (4,000)
                                                                  ------------         -----------      ------------
Net income............................................            $ 2,471,000          $12,247,000      $ 17,676,000
                                                                  ===========          ===========      ============
EARNINGS PER COMMON SHARE:
Basic.................................................            $      0.17          $      0.76      $       1.08
                                                                  ===========          ===========      ============
Diluted...............................................            $      0.17          $      0.73      $       1.04
                                                                  ===========          ===========      ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               STEINER LEISURE LIMITED AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                     NUMBER                                                             ACCUMULATED
                                                       OF                          ADDITIONAL                              OTHER
                                                     COMMON         COMMON           PAID-IN         SUBSCRIPTION      COMPREHENSIVE
                                                     SHARES         SHARES           CAPITAL          RECEIVABLE          INCOME
                                                   ----------      --------        -----------       ------------      -------------
BALANCE, DECEMBER 31, 1995..................       14,337,000      $143,000        $   644,100         $  (100)         $         -
Net income..................................                -             -                  -               -                    -
Foreign currency translation adjustment.....                -             -                  -               -              218,000
Comprehensive income........................                -             -                  -               -                    -
Collection of subscription receivable.......                -             -              (100)             100                    -
Net proceeds from sale of common shares.....        1,863,000        19,000          9,685,000               -                    -
Share options issued to non-employees.......                -             -            113,000               -                    -
                                                   ----------      --------        -----------       ------------       -----------
BALANCE, DECEMBER 31, 1996..................       16,200,000       162,000         10,442,000               -              218,000
Net income..................................                -             -                  -               -                    -
Foreign currency translation adjustment.....                -             -                  -               -              (80,000)
Unrealized gain on marketable securities....                -             -                  -               -               33,000
Comprehensive income........................                -             -                  -               -                    -
Issuance of common shares in connection
  with exercise of share options............           39,000             -            226,000               -                    -
Share options issued to non-employees.......                -             -              7,000               -                    -
                                                   ----------      ---------       -----------       ------------      ------------
BALANCE, DECEMBER 31, 1997..................       16,239,000       162,000         10,675,000                              171,000
Net income..................................                -             -                  -               -                    -
Foreign currency translation adjustment.....                -             -                  -               -               (1,000)
Unrealized gain on marketable securities....                -             -                  -               -              270,000

Comprehensive income........................                -             -                  -               -                    -
Issuance of common shares in connection
  with exercise of share options............          364,000         4,000          2,115,000               -                    -
Purchases of treasury shares................                -             -                  -               -                    -
                                                   ----------      ---------       -----------       ------------      ------------
BALANCE, DECEMBER 31, 1998..................       16,603,000      $166,000        $12,790,000         $     -          $ 440,000
                                                   ==========      =========       ===========       ============      ============


                                                     RETAINED       TREASURY
                                                     EARNINGS        SHARES           TOTAL
                                                   -----------     -----------      ----------

BALANCE, DECEMBER 31, 1995..................       $ 2,787,000     $         -     $ 3,574,000
Net income..................................         2,471,000               -       2,471,000
Foreign currency translation adjustment.....                 -               -         218,000
                                                                                   -----------
Comprehensive income........................                 -               -       2,689,000
Collection of subscription receivable.......                 -               -               -
Net proceeds from sale of common shares.....                 -               -       9,704,000
Share options issued to non-employees.......                 -               -         113,000
                                                   -----------     -----------     -----------
BALANCE, DECEMBER 31, 1996..................         5,258,000               -      16,080,000
Net income..................................        12,247,000               -      12,247,000
Foreign currency translation adjustment.....                 -               -         (80,000)
Unrealized gain on marketable securities....                 -               -          33,000
                                                   -----------     -----------     -----------
Comprehensive income........................                 -               -      12,200,000
Issuance of common shares in connection
  with exercise of share options............                 -               -         226,000
Share options issued to non-employees.......                 -               -           7,000
                                                   -----------     -----------     -----------
BALANCE, DECEMBER 31, 1997..................        17,505,000               -      28,513,000
Net income..................................        17,676,000               -      17,676,000
Foreign currency translation adjustment.....                 -               -          (1,000)
Unrealized gain on marketable securities....                 -               -         270,000
                                                   -----------     -----------     -----------
Comprehensive income........................                 -               -      17,945,000
Issuance of common shares in connection
  with exercise of share options............                 -               -       2,119,000
Purchases of treasury shares................                 -      (4,886,000)     (4,886,000)
                                                   -----------     -----------     -----------
BALANCE, DECEMBER 31, 1998..................       $35,181,000     $(4,886,000)    $43,691,000
                                                   ===========     ===========     ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.


                                               STEINER LEISURE LIMITED AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                       1996               1997              1998
                                                                    ------------       ------------      -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income.............................................            $  2,471,000        $12,247,000       $17,676,000
Adjustments to reconcile net income to net cash........
  provided by operating activities.....................
  Depreciation and amortization........................               3,075,000          1,819,000         1,009,000
  Accretion of debt discount...........................                 177,000                  -                 -
  Gain on sale of marketable securities................                       -           (16,000)          (118,000)
  Share options issued to nonemployees.................                 113,000              7,000                 -
  Minority interest....................................                       -                  -             4,000
  (Increase) decrease in
     Accounts receivable...............................                 434,000          (607,000)          (843,000)
     Inventories.......................................              (1,874,000)           206,000        (3,044,000)
     Other current assets..............................                (508,000)         (148,000)          (183,000)
     Other assets......................................                 166,000          (363,000)          (572,000)
  Increase (decrease) in
     Accounts payable..................................                 317,000          (115,000)           735,000
     Accrued expenses..................................                 792,000          2,217,000           381,000
     Minority interest.................................                       -                  -            15,000
     Income taxes payable..............................               3,835,000        (3,670,000)           159,000
                                                                   ------------       -----------       ------------
Net cash provided by operating activities..............               8,998,000         11,577,000        15,219,000
                                                                   ------------       ------------      ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchases of marketable securities.....................                       -       (33,804,000)       (37,221,000)
Proceeds from maturities of marketable
  securities...........................................                       -         11,890,000        13,163,000
Proceeds from the sale of marketable securities........                       -          9,929,000        14,681,000
Capital expenditures...................................                (215,000)          (800,000)       (4,504,000)
Acquisition of trademarks, product formulations
  and franchise rights.................................                       -                  -          (765,000)
Acquisitions, net of cash acquired.....................                 105,000                  -                 -
Advances to related parties............................              (2,973,000)                 -                 -
Collection of advances to related parties..............               3,164,000                  -                 -
                                                                   ------------       ------------      ------------
Net cash (used in) provided by investing
  activities...........................................                  81,000       (12,785,000)       (14,646,000)
                                                                   -------------      ------------      ------------

                                                              (Continued)



                                               STEINER LEISURE LIMITED AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            1996             1997            1998
                                                                        ------------      -----------     -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Payments on capital lease obligations...........................        $  (115,000)      $ (100,000)     $   (85,000)
Payments on long-term debt......................................         (5,679,000)        (217,000)               -
Payments on advances from related parties.......................           (894,000)                -               -
Purchases of treasury shares....................................                  -                 -      (4,886,000)
Net proceeds from sale of common shares.........................          9,704,000                 -               -
Net proceeds from share option exercises........................                  -           226,000       2,119,000
                                                                        -----------       -----------     -----------
Net cash provided by (used in) financing
  activities....................................................          3,016,000          (91,000)      (2,852,000)
                                                                        -----------       ----------      -----------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH...............................................             133,000           9,000            2,000
                                                                        ------------      ------------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS..........................................         12,228,000       (1,290,000)      (2,277,000)
CASH AND CASH EQUIVALENTS,......................................
  beginning of period...........................................          1,397,000        13,625,000      12,335,000
                                                                        -----------       -----------     -----------
CASH AND CASH EQUIVALENTS, end of
  period........................................................        $13,625,000       $12,335,000     $10,058,000
                                                                        ===========       ===========     ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest....................................................        $   178,000       $    19,000     $     8,000
                                                                        ===========       ===========     ===========

    Income taxes................................................       $  1,080,000      $  4,692,000    $  1,137,000
                                                                       ============      ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION:

         Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company") provides spa services and skin and hair care products to passengers on board cruise ships worldwide. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

         In January 1998, the Company acquired for $675,000 the intellectual property (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). The Company has begun to license the BSC concept at three former BSC facilities in Hong Kong under the name "Elemis Beautiful Skin Centres." The Company granted the right to operate these initial Elemis Beautiful Skin Centres to the entity that sold the Company the BSC Rights. That entity owns 15% of EBSC International Limited, a Bahamas subsidiary of the Company that licenses rights to operate Elemis Beautiful Skin Centres ("EBSC").


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)      PRINCIPLES OF CONSOLIDATION -

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportional share of the net assets of EBSC.

(B)      CASH AND CASH EQUIVALENTS -

         The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1997 and 1998, cash and cash equivalents include interest-bearing deposits of $11,530,000 and $5,113,000, respectively.

(C)      MARKETABLE SECURITIES -

         Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

(D)      INVENTORIES -

         Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                                                           DECEMBER  31,
                                                                                 ----------------------------
                                                                                      1997            1998
                                                                                 -------------     ----------

Finished goods............................................................          $3,805,000     $6,205,000
Raw materials.............................................................           1,144,000      1,797,000
                                                                                    ----------     ----------
                                                                                    $4,949,000     $8,002,000
                                                                                    ==========     ==========

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

(E)      PROPERTY AND EQUIPMENT -

         Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets.

(F)      REVENUE RECOGNITION -

         The Company recognizes revenues earned as services are provided and as products are sold. License revenues consist of license fees, which are typically collected upon execution of an area development and/or franchise agreement, and license royalties, based upon gross sales. License fees are initially recorded as deferred franchise fee income and are recognized in earnings when licensed locations are opened. License revenues were $106,000 in 1998 and are included in services revenues in the accompanying consolidated statements of operations.

(G)      AMORTIZATION -

         The acquired intangible assets of CTO were amortized on a straight-line basis over a three-year period that ended on June 1, 1997. This period represented the approximate remaining life of CTO's cruise line agreements.

         Other assets include the cost of trademark registrations and product formulations in connection with the Company's investment in Elemis Limited, and the intellectual property represented by rights acquired by the Company in connection with its investment in the BSC Rights. Costs relating to such trademark registrations, product formulations and rights are amortized on the straight-line method over the estimated lives of those respective costs (ranging from 15 to 30 years). Amortization of the license rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC.

(H)      INCOME TAXES -

         The Company files separate tax returns for its U.S. subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS No. 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

         In November 1996, the Company liquidated CTO. As a result, CTO's functions were assumed by the Company and its cruise line agreements were assigned to the Company. The liquidation of CTO was a taxable transaction. CTO was treated as if it had sold all of its assets at fair value on the date of distribution of these assets to the Company. Based on the value of the assets of CTO as determined by an independent appraiser, CTO's U.S. income tax liability resulting from the liquidation was approximately $3.2 million. This amount has been reflected as a nonrecurring component of the provision for income taxes in the Company's 1996 consolidated statement of operations. The entire $3.2 million estimated tax liability was paid during the first quarter of 1997.

(I)      TRANSLATION OF FOREIGN CURRENCIES -

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

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

(J)      EARNINGS PER SHARE -

         Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:


                                                                              1996            1997            1998
                                                                           ----------      ----------     ----------
Weighted average shares outstanding used in
  calculating basic earnings per share...........................          14,556,000      16,202,000     16,401,000
Dilutive common share equivalents................................             128,000         491,000        559,000
                                                                           ----------      ----------     ----------
Weighted average common and common equivalent....................
  shares used in calculating diluted earnings per
  share..........................................................          14,684,000      16,693,000     16,960,000
                                                                           ==========      ==========     ==========
Options outstanding which are not included in the
  calculation of diluted earnings per share because
  their impact is antidilutive...................................                   -         369,000        189,000
                                                                           ==========      ==========     ==========

(K)      USE OF ESTIMATES -

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

(L)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, other current assets, other assets, accrued expenses and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value.

(M)      STOCK-BASED COMPENSATION -

         The Company follows the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for stock-based transactions with nonemployees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

(N)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively effective January 1, 1999. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

         In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 effective January 1, 1999. Management does not believe that the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. Management operates the business of the Company as a single segment. As a result, no additional disclosure was required.

(3)      PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:


                                                                                               DECEMBER 31,
                                                                   USEFUL LIFE       ------------------------------
                                                                     IN YEARS             1997             1998
                                                                   -----------       -------------     ------------
Furniture and fixtures.....................................            5-7            $    307,000     $    350,000
Computers and equipment....................................            3-8               1,635,000        2,829,000
Leasehold improvements.....................................            3-5               3,119,000        6,340,000
                                                                                      ------------     ------------
                                                                                         5,061,000        9,519,000
Less: Accumulated depreciation and amortization                                         (2,776,000)      (3,679,000)
                                                                                      ------------     ------------
                                                                                       $ 2,285,000      $ 5,840,000
                                                                                       ===========      ===========

(4)      ACCRUED EXPENSES:

                  Accrued expenses consist of the following:

                                                                                                  DECEMBER 31,
                                                                                           --------------------------
                                                                                              1997            1998
                                                                                           ----------      ----------
Operative commissions...........................................................           $1,059,000      $1,387,000
Guaranteed minimum rentals......................................................            2,235,000       2,144,000
Bonuses.........................................................................              769,000         910,000
Staff shipboard accommodations..................................................              227,000         326,000
Other...........................................................................            1,651,000       1,667,000
                                                                                           ----------      ----------
                                                                                           $5,941,000      $6,434,000
                                                                                           ==========      ==========


(5)      CAPITAL LEASE OBLIGATIONS:

         Assets under capital leases include office equipment and onboard massage and exercise equipment. The future minimum lease payments under capital leases and the present value of the net minimum lease payments become due in 1999.

(6)      SHAREHOLDERS' EQUITY:

         In November 1996, the Company completed an initial public offering of 11,468,790 of its common shares of which 1,863,000 shares were sold by the Company and 9,605,790 shares were sold by a shareholder of the Company. The offering price was $5.778 per share and the proceeds to the Company, net of the underwriters' discount and other direct costs, were approximately $9,704,000.

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

         Effective October 24, 1997 and April 28, 1998, the Board of Directors of the Company approved three-for-two share splits of the Company's common shares, effected as share dividends, effective for shareholders of record as of October 13, 1997 and April 14, 1998, respectively. These share splits have been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

(7)      INCOME TAXES:

         The provision for income taxes consists of the following:



                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                        1996               1997               1998
                                                                      ----------        ----------         ----------
U.S. Federal............................................              $3,816,000        $  447,000         $  484,000
U.S. State..............................................                 332,000            57,000             75,000
U.K.....................................................                 802,000           643,000            737,000
                                                                      ----------        ----------         ----------
                                                                      $4,950,000        $1,147,000         $1,296,000
                                                                      ==========        ==========         ==========

         A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and the Company's actual provision is as follows:



                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                        1996               1997               1998
                                                                      ----------        ----------         ----------


Provision using statutory U.S. federal tax rate...........            $2,597,000        $4,688,000         $6,640,000
Income earned in jurisdictions not subject to
  income taxes............................................            (1,600,000)       (3,990,000)        (5,318,000)
Amortization of intangibles...............................               753,000           381,000                  -
Nonrecurring provision related to the
  liquidation of CTO......................................             3,200,000                 -                  -
Meals and entertainment...................................                 3,000             5,000                  -
Effect of state income taxes..............................                46,000            38,000             50,000
Other.....................................................               (49,000)           25,000            (76,000)
                                                                      ----------        ----------         ----------
                                                                      $4,950,000        $1,147,000         $1,296,000
                                                                      ==========        ==========         ==========

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

(8)      COMPREHENSIVE INCOME:

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:


                                                                   FOREIGN          UNREALIZED        ACCUMULATED
                                                                  CURRENCY           GAINS ON            OTHER
                                                                 TRANSLATION        MARKETABLE       COMPREHENSIVE
                                                                 ADJUSTMENT         SECURITIES          INCOME
                                                                 -----------        ----------       -------------

Balance, December 31, 1996..............................          $218,000          $      -           $218,000
Current-period activity.................................           (80,000)           33,000            (47,000)
                                                                  --------          --------           --------
Balance, December 31, 1997..............................           138,000            33,000            171,000
Current-period activity.................................            (1,000)          270,000            269,000
                                                                  --------          --------           --------
Balance, December 31, 1998..............................          $137,000          $303,000           $440,000
                                                                  ========          ========           ========

         Amounts reclassified are as follows:

Unrealized holding gains arising during 1997..................................................         $ 49,000
Less: reclassification adjustment for gains included in net income............................          (16,000)
                                                                                                       --------
Unrealized gains on marketable securities.....................................................         $ 33,000
                                                                                                       ========

Unrealized holding gains arising during 1998..................................................         $421,000
Less: reclassification adjustment for gains included in net income............................         (118,000)
                                                                                                       --------
Unrealized gains on marketable securities.....................................................         $303,000
                                                                                                       ========

(9)      COMMITMENTS AND CONTINGENCIES:

(A)      CRUISE LINE AGREEMENTS -

         The Company has entered into agreements of varying terms with the cruise lines. These agreements provide for the Company to pay the cruise lines rent for use of their shipboard facilities as well as for staff shipboard meals and accommodations. Rental amounts are based on a percentage of revenue, a minimum annual rental or a combination of both. Some of the minimum annual rentals are calculated as a flat dollar amount on an annual basis while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line rents, minimum guarantees and staff shipboard meals and accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum annual rentals, the Company has guaranteed the following amounts as of December 31, 1998:

YEAR                                                                    AMOUNT
----                                                                 -----------
1999.........................................................        $20,682,000
2000.........................................................         16,937,000
2001.........................................................         14,388,000
2002.........................................................          2,894,000
2003.........................................................            400,000
Thereafter...................................................          2,050,000
                                                                     -----------
                                                                     $57,351,000

                                                                     ===========

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

(B)      OPERATING LEASES -

         The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company incurred approximately $367,000, $334,000 and $403,000 in rental expense under noncancelable operating leases in 1996, 1997 and 1998, respectively.

         Minimum annual commitments under operating leases at December 31, 1998 are as follows:

YEAR                                                                    AMOUNT
----                                                                 -----------
1999.........................................................        $   324,000
2000.........................................................            214,000
2001.........................................................            164,000
2002.........................................................            134,000
2003.........................................................             76,000
Thereafter...................................................            271,000
                                                                     -----------
                                                                     $ 1,183,000
                                                                     ===========

(C)      EMPLOYMENT AND CONSULTING AGREEMENTS -

         The Company entered into employment agreements, effective as of January 1, 1996 and as amended in December 1997 and March 1998, with its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses in amounts up to the base salaries based on the Company's attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of the Board of Directors of the Company. The Company incurred approximately $1,514,000, $1,621,000 and $1,865,000 in compensation expense under these employment agreements in 1996, 1997 and 1998, respectively.

         Future minimum annual commitments under the Company's employment and consulting agreements at December 31, 1998 are as follows:

YEAR                                                                    AMOUNT
----                                                                 -----------
1999.........................................................        $ 1,210,000
2000.........................................................          1,110,000
2001.........................................................            965,000
2002.........................................................             30,000
2003.........................................................             30,000
Thereafter...................................................             83,000
                                                                     -----------
                                                                     $ 3,428,000
                                                                     ===========

         The Company had a consulting agreement with the former shareholder of CTO which provided for annual payments of $150,000 for a period of three years, commencing June 3, 1994. The 1997 obligation with respect to the final annual payment of $150,000 was paid by Steiner Group.

(D)      PRODUCT SUPPLY AGREEMENT -

         The Company has an agreement, which extends to 2001, with its principal supplier of raw materials for its products pursuant to which the Company will purchase its raw materials requirements. Such agreement provides for no specific minimum commitments.

(E)      CONSTRUCTION COMMITMENT -

         The Company has committed to spend approximately $1.5 million in 1999 in connection with the construction of the spa at the Atlantis Resort.

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

(F)      PRODUCT LIABILITY -

         The nature and use of the Company's products and services could give rise to product liability or other claims if a customer were injured while receiving one of the Company's services or suffered adverse reactions following the use of its products. Adverse reactions could be caused by various factors beyond the Company's control, including hypoallergenic sensitivity and the possibility of malicious tampering with its products. If any of these events occurred, the Company could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales.

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

(11)     SHARE OPTIONS:

         The Company has reserved 1,620,000 of its common shares for issuance under its 1996 Share Option and Incentive Plan and 185,625 of its common shares for issuance under its Non-Employee Directors' Share Option Plan (the "Plans"). Under the Plans, incentive share options are available to employees and nonqualified share options may be granted to consultants, directors or employees of the Company. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of nonqualified share options is determined by the Compensation Committee of the Board of Directors and their terms may not exceed ten years. The following table presents a summary of share option activity as of December 31:

                                                                                          OPTION PRICE PER SHARE
                                                                         NUMBER      -------------------------------
                                                                       OF SHARES      LOW        HIGH       WEIGHTED
                                                                       ---------      ---        ----       --------

Outstanding, December 31, 1996                                          767,373      5.78        5.78         5.78
                                                                     ----------
  Granted                                                               569,257      8.72       25.73        18.34
  Exercised                                                             (39,227)     5.78        5.78         5.78
  Canceled                                                                 (750)    10.56       10.56        10.56
                                                                     -----------
Outstanding, December 31, 1997                                        1,296,653      5.78       25.73        11.29
                                                                     -----------
  Granted                                                               274,040      25.00      34.54        31.99
  Exercised                                                            (374,650)      5.78      10.61         6.54
  Canceled                                                               (7,980)     10.56      34.54        30.03
                                                                     -----------
Outstanding, December 31, 1998                                        1,188,063       5.78      34.54        17.44
                                                                     ===========

                    STEINER LEISURE LIMITD AND SUBSIDIARIES

         Additional information regarding options outstanding at December 31, 1998 is as follows:

                                                  OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                    ---------------------------------------------      ---------------------------------
           RANGE OF
          EXERCISABLE                   NUMBER         WEIGHTED           WEIGHTED        NUMBER             WEIGHTED
            PRICES                   OUTSTANDING       AVERAGE             AVERAGE      EXERCISABLE          AVERAGE
      -------------------               AS OF         CONTRACTUAL         EXERCISE         AS OF             EXERCISE
       LOW          HIGH               12/31/98          LIFE               PRICE         12/31/98            PRICE
      ------       ------            -----------      -----------        ---------      -----------          --------
      $ 5.78       $ 5.78              412,956           7.86              $5.78          175,953             $ 5.78
        8.72         8.72                2,682           8.12               8.72            2,682               8.72
       10.56        10.56              126,750           8.22              10.56            3,450              10.56
       12.22        12.22                8,439           8.43              12.22            8,439              12.22
       12.42        12.42                  675           8.58              12.42               75              12.42
       20.58        25.73              324,001           8.93              23.17           81,000              20.58
       18.13        18.13               45,000           8.98              18.13           11,250              18.13
       34.54        34.54              188,775           9.24              34.54                -                  -
       29.92        29.92                9,189           9.49              29.92                -                  -
       25.50        25.50               12,625           9.88              25.50                -                  -
       25.00        25.00               56,971           9.91              25.00                -                  -
       -----       ------            --------           -----             ------          -------             ------
       $5.78       $34.54            1,188,063           8.59             $17.44          282,849             $10.79
       =====       ======            =========          =====             ======          =======             ======



         The Company applies APB Opinion 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Plans consistent with the methodologies of SFAS 123, the Company's 1997 net income and income per share would have been reduced to the pro forma amounts indicated below:


                                                                                           1997               1998
                                                                                        -----------       -----------
Net income..................................................      As reported           $12,247,000       $17,676,000
                                                                  Pro forma             $11,442,000       $14,106,000
Diluted earnings per share..................................      As reported           $       .73       $      1.04
                                                                  Pro forma             $       .69       $       .83


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 37.8% and 61.0% for 1997 and 1998, respectively, risk-free interest rate of 6.0%, expected dividends of $0 and expected term of 5 years.

         In 1996, the Company recorded expense of $113,000 related to 37,500 share options granted to a nonemployee of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the following assumptions: expected volatility of 25%, risk-free interest rate of 6%, expected dividends of $0 and expected term of 5 years.