Form 10-Q
period 1999-03-31
STEINER LEISURE LTD
filed 1999-05-17
CIK 1018946

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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


      --------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                                Outstanding
                        -----                                -----------

         Common Shares, par value (U.S.) $.01          16,607,131 shares as of
         per share                                     May 11, 1999

                             STEINER LEISURE LIMITED

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                             PAGE NO.

ITEM 1.     Unaudited Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1998
            and March 31, 1999 .........................................................................     3

            Condensed Consolidated Statements of Operations for the Three Months ended
            March 31, 1998 and 1999 ....................................................................     4

            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1998 and 1999...............................................................     5

            Notes to Condensed Consolidated Financial Statements........................................     6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................................     9


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..............................................................     14

SIGNATURES..............................................................................................     15

EXHIBIT INDEX...........................................................................................     16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,          March 31,
                                      ASSETS                                             1998                 1999
                                                                                     ------------       ------------
                                                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 10,058,000       $ 19,600,000
  Marketable securities                                                                 21,782,000         15,732,000
  Accounts receivable                                                                    4,832,000          4,779,000
  Inventories                                                                            8,002,000          8,221,000
  Other current assets                                                                   1,142,000          2,241,000
                                                                                      ------------       ------------
                  Total current assets                                                  45,816,000         50,573,000
                                                                                      ------------       ------------
PROPERTY AND EQUIPMENT, net                                                              5,840,000          7,103,000
                                                                                      ------------       ------------


OTHER ASSETS:
  Trademarks and product formulations, net                                                 290,000            267,000
  License rights, net                                                                      740,000            740,000
  Other                                                                                    968,000            804,000
                                                                                      ------------       ------------
    Total other assets                                                                   1,998,000          1,811,000
                                                                                      ------------       ------------
    Total assets                                                                      $ 53,654,000         59,487,000
                                                                                      ============       ============



                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $  2,641,000       $  2,702,000
  Accrued expenses                                                                       6,434,000          7,413,000
  Current portion of capital lease obligations                                              21,000             13,000
  Income taxes payable                                                                     848,000            939,000
                                                                                      ------------       ------------
    Total current liabilities                                                            9,944,000         11,067,000
                                                                                      ------------       ------------



MINORITY INTEREST                                                                           19,000             19,000
                                                                                      ------------       ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value; 10,000,000 shares authorized,
    none issued and outstanding                                                                 --                 --
  Common shares, $.01 par value; 20,000,000 shares authorized, 16,603,000 shares issued and outstanding at December 31, 1998
    and 16,607,000 shares issued and outstanding at March 31, 1999                         166,000            166,000
  Additional paid-in capital                                                            12,790,000         12,827,000
  Accumulated other comprehensive income                                                   440,000            102,000
  Retained earnings                                                                     35,181,000         40,192,000
  Treasury shares, at cost, 313,000 shares at December 31, 1998
    and at March 31, 1999                                                               (4,886,000)        (4,886,000)
                                                                                      ------------       ------------
    Total shareholders' equity                                                          43,691,000         48,401,000
                                                                                      ------------       ------------
    Total liabilities and shareholders' equity                                        $ 53,654,000       $ 59,487,000
                                                                                      ============       ============





  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                  -------------------------------
                                                      1998               1999
                                                  ------------       ------------

REVENUES:
  Services                                        $ 13,735,000       $ 17,019,000
  Products                                           9,200,000         12,335,000
                                                  ------------       ------------
    Total revenues                                  22,935,000         29,354,000
                                                  ------------       ------------

COST OF SALES:
  Cost of services                                  10,663,000         13,156,000
  Cost of products                                   6,249,000          8,499,000
                                                  ------------       ------------
    Total cost of sales                             16,912,000         21,655,000
                                                  ------------       ------------
    Gross profit                                     6,023,000          7,699,000
                                                  ------------       ------------

OPERATING EXPENSES:
  Administrative                                     1,075,000          1,438,000
  Salary and payroll taxes                           1,228,000          1,402,000
                                                  ------------       ------------
    Total operating expenses                         2,303,000          2,840,000
                                                  ------------       ------------
    Income from operations                           3,720,000          4,859,000
                                                  ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income                                      326,000            451,000
  Gain on sale of marketable securities                  6,000             11,000
  Interest expense                                      (3,000)            (2,000)
                                                  ------------       ------------
    Total other income (expense)                       329,000            460,000
                                                  ------------       ------------
    Income before provision for income taxes         4,049,000          5,319,000
PROVISION FOR INCOME TAXES:                            213,000            308,000
                                                  ------------       ------------
    Net income                                    $   3,836,00       $  5,011,000
                                                  ============       ============

EARNINGS PER COMMON SHARE:

  Basic                                           $       0.24       $       0.31
                                                  ============       ============
  Diluted                                         $       0.23       $       0.30
                                                  ============       ============













  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                          March 31,
                                                                -------------------------------
                                                                    1998              1999
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  3,836,000       $  5,011,000
Adjustments to reconcile net income to
  net cash provided by operating activities-
   Depreciation and amortization                                     218,000            560,000
   Gain on sale of marketable securities                              (6,000)           (11,000)
   (Increase) decrease in-
     Accounts receivable                                             733,000             15,000
     Inventories                                                    (680,000)          (299,000)
     Other current assets                                           (695,000)          (442,000)
     Other assets                                                     26,000            (63,000)
   Increase (decrease) in-
     Accounts payable                                                672,000            106,000
     Accrued expenses                                             (1,953,000)          (510,000)
     Income taxes payable                                            213,000            109,000
     Minority interest                                                15,000                 --
                                                                ------------       ------------
       Net cash provided by operating activities                   2,379,000          4,476,000
                                                                ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                               (4,392,000)          (232,000)
  Proceeds from maturities of marketable securities                  500,000                 --
  Proceeds from sale of marketable securities                      1,599,000          5,488,000
  Capital expenditures                                              (130,000)          (133,000)
  Acquisition of franchise rights                                   (675,000)                --
                                                                ------------       ------------
       Net cash (used in) provided by investing activities        (3,098,000)         5,123,000
                                                                ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                              (18,000)            (8,000)
  Net proceeds from stock option exercises                         1,144,000             37,000
                                                                ------------       ------------
       Net cash provided by financing activities                   1,126,000             29,000
                                                                ------------       ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                               44,000            (86,000)
                                                                ------------       ------------


NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                               451,000          9,542,000
CASH AND CASH EQUIVALENTS, beginning of period                    12,335,000         10,058,000
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                        $ 12,786,000       $ 19,600,000
                                                                ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for-
    Interest                                                    $      3,426       $      3,292
                                                                ============       ============

    Income taxes                                                $         --       $     51,050
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1) BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
    STATEMENTS:

The unaudited condensed consolidated statements of operations for the three months ended March 31, 1998 and 1999 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2)  ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure;" "we," "us" and "our" refer to Steiner Leisure) is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. Steiner Leisure, incorporated in The Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of Steiner Leisure, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

Commencing in February 1999, we began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas. In connection with our operation of the spa, we pay the resort owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. The resort then pays us after deducting rental payments or other amounts due to the resort from us.

In January 1998, we acquired for $675,000 the intellectual property (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). We have begun to license the BSC concept at three former BSC facilities in Hong Kong under the name "Elemis Beautiful Skin Centres." We granted the right to operate these initial Elemis Beautiful Skin Centres to the entity that sold us the BSC Rights. That entity owns 15% of EBSC International Limited, a Bahamas subsidiary of Steiner Leisure that licenses rights to operate Elemis Beautiful Skin Centres ("EBSC").

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (A)  MARKETABLE SECURITIES-

Marketable securities consist of investment grade commercial paper. We account for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

         (B)  AMORTIZATION-

Other assets include the cost of trademark registrations and product formulations in connection with our investment in our Elemis Limited subsidiary, and the intellectual property represented by rights acquired by Steiner Leisure in connection with its investment in the BSC Rights. Costs relating to such trademark registrations, product formulations and rights are amortized on the straight-line method over the estimated lives of those respective costs (ranging from 15 to 30 years). Amortization of the license rights acquired in connection with the EBSC investment commenced in April

1998, the month of the effective date of the first area development agreement entered into by EBSC.

         (C)  MINORITY INTEREST-

Minority interest represents the minority shareholders' proportional share of the net assets of EBSC.

         (D)  INCOME TAXES-

Steiner Leisure files separate tax returns for its domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. Steiner Leisure follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS No. 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

         (E)  TRANSLATION OF FOREIGN CURRENCIES-

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the statements of operations.

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



                                                                         Three Months Ended
                                                                             March 31,
                                                               -------------------------------------------
                                                                      1998                      1999
                                                               -------------                 -------------
Weighted average shares outstanding used in
  calculating basic earnings per share                            16,291,000                    16,291,000
Dilutive common share equivalents                                    476,000                       536,000
                                                               -------------                 -------------
Weighted average common and common equivalent
  shares used in calculating diluted earnings per share           16,767,000                    16,827,000
                                                               =============                 =============

Options outstanding which are not included in the
  calculation of diluted earnings per share because
  their impact is antidilutive                                            --                       189,000
                                                               =============                 =============




         (G)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Steiner Leisure adopted SOP 98-1 prospectively effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on our financial position or results of operations.

In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. Steiner Leisure adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on our financial position or results of operations.

(4)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                 December 31,         March 31,
                                                     1998                1999
                                                  ----------          ----------
                                                                      (Unaudited)
Operative commissions                             $1,387,000          $1,385,000
Guaranteed minimum rentals                         2,144,000           1,106,000
Bonuses                                              910,000             340,000
Staff shipboard accommodations                       326,000             339,000
Accrued construction costs                                --           1,500,000
Other                                              1,667,000           2,743,000
                                                  ----------          ----------
                                                  $6,434,000          $7,413,000
                                                  ==========          ==========


(5)  COMPREHENSIVE INCOME:

Steiner Leisure adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:


                                                           Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                         1998             1999
                                                      -----------      -----------
Net income                                            $ 3,836,000      $ 5,011,000
Unrealized gain (loss) on marketable securities,
     net of income taxes                                    3,000         (199,000)
Foreign currency translation adjustments,
     net of income taxes                                   59,000         (139,000)
                                                      -----------      -----------
Comprehensive income                                  $ 3,898,000      $ 4,673,000
                                                      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Steiner Leisure Limited is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. Steiner Leisure also sells its services and products through land-based channels, including the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas.

         Steiner Leisure is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. More than 85% of our income for the first three months of 1999 was not subject to United States or United Kingdom income tax. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase. The income from our United States subsidiaries, Steiner Beauty Products, Inc. and CT Maritime Services, L.C. will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries which accounted for a total of 7.6% of our pre-tax income for the first three months of 1999, will be subject to U.K. tax rates (generally up to 31%).

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              -------------------
                                                              1998           1999
                                                             -----          -----
Revenues:
  Services                                                    59.9%          58.0%
  Products                                                    40.1           42.0
                                                             -----          -----
    Total revenues                                           100.0          100.0
                                                             -----          -----
Cost of sales:
  Cost of services                                            46.5           44.8
  Cost of products                                            27.2           29.0
                                                             -----          -----
    Total cost of sales                                       73.7           73.8
                                                             -----          -----
Gross profit                                                  26.3           26.2
Operating expenses:
  Administrative                                               4.7            4.9
  Salary and payroll taxes                                     5.4            4.8
  Amortization of intangibles                                   --             --
                                                             -----          -----
    Total operating expenses                                  10.1            9.7
                                                             -----          -----
    Income from operations                                    16.2           16.5

Other income                                                   1.4            1.6
                                                             -----          -----
Income before provision for income taxes                      17.6           18.1
Provision for income taxes                                     0.9            1.0
                                                             -----          -----
Net income                                                    16.7%          17.1%
                                                             =====          =====



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. Revenues increased approximately 28.0%, or $6.4 million, to $29.3 million in the first quarter of 1999 from $22.9 million in the first quarter of 1998. Of this increase, $3.3 million was attributable to an increase in services revenues and $3.1 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of six additional spa ships in service in the first quarter of 1999 compared to the first quarter of 1998. We had an average of 890 shipboard staff members in service in the first quarter of 1999 compared to an average of 798 shipboard staff members in service in the first quarter of 1998. Revenues per staff per day increased by 13.2% to $342 in the first quarter of 1999 from $302 in the first quarter of 1998.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.3% in the first quarter of 1999 from 77.6% in the first quarter of 1998. This decrease was due to increases in productivity of onboard staff during the first quarter of 1999 compared to the first quarter of 1998, increased revenues on ships where we are subject to minimum annual rental payments, and decreases in rent allocable to services on cruise ships covered by an agreement which was renewed after the first quarter of 1998 and became effective the first quarter of 1999.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 68.9% in the first quarter of 1999 from 67.9% in the first quarter of 1998. This increase was due to increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed after the first quarter of 1998 and became effective the first quarter of 1999 and discounts offered to passengers on "Elemis" products, other than the recently reformulated product lines.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.7% in the first quarter of 1999 from 10.1% in the first quarter of 1998 as a result of the increase in aggregate revenues generated from the additional ships in services with enhanced large spa facilities during the first three months of 1999 compared to the comparable period in 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to an overall effective rate of 5.8% for the first quarter of 1999 from an overall effective rate of 5.3% for the first quarter of 1998 primarily due to an increase in the income earned in jurisdictions that tax our income increasing at a greater rate than income in jurisdictions that do not tax our income.

SEASONALITY

         Although certain cruise lines have experienced moderate seasonality, we believe that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on our results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on our revenues. However, due to our dependence on the cruise industry, revenues may in the future be affected by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

         Steiner Leisure's business is operated with cash generated from operations.

         Cash flow from operating activities during the first three months of 1999 was $4.5 million compared to $2.4 million in the first three months of 1998. This increase is primarily due to the increase in our net income. In connection with the construction of the Atlantis Spa, we spent $3.0 million in 1998. Subsequent to March 31, 1999, we have spent $500,000, and anticipate spending an additional approximately $1.0 million in 1999 to reimburse the owner of the Atlantis Resort for additional construction costs for the Atlantis Spa. Included in property and equipment and accrued expenses in our consolidated balance sheets at March 31, 1999 are such $1.5 million in construction costs reimbursement. That amount had no effect on our cash flow for the first quarter of 1999. These approximately $4.5 million of capital expenditures will be amortized over the fifteen-year term of our arrangement with the owner of the Atlantis Resort. Steiner Leisure had working capital of approximately $39.5 million at March 31, 1999 compared to $35.9 million at December 31, 1998.

         We believe that cash generated from operations is sufficient to satisfy the cash required to operate our business. Any significant acquisition may require outside financing. We currently do not have an agreement with respect to an acquisition.

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

         In order for us to make an assessment of the Year 2000 risks that may have a material adverse effect on our results of operations, we have conducted a survey of our cruise line customers and major third party suppliers of services and products. With respect to our cruise line customers, as of May 12, 1999, a number of those surveyed have refused to respond for liability reasons, while others have failed to respond without providing any reason therefor. The 16 cruise lines that responded expect to be Year 2000 compliant before January 1, 2000. We are actively pursuing responses from the remaining 10 cruise lines that have not responded.

         With respect to our major third party suppliers, as of May 12, 1999, we obtained 30 responses or statements published through the Internet indicating that they expect to be Year 2000 compliant prior to January 1, 2000. We are actively pursuing responses for the remaining 23 major third party suppliers that have not responded. In the absence of adequate responses, or other formal communications from either our cruise line customers or our major third party suppliers, we are attempting to make our own assessment as to their readiness.

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

         In the event that any of our cruise line customers or major third party suppliers do not successfully achieve Year 2000 compliance for their own operations in a timely manner, our business or operations could be adversely affected. The magnitude of any adverse effect cannot be quantified at this time because of variables such as the type and importance of cruise line customers or major third party suppliers that have not responded, the unknown level and duration of noncompliance by these customers and suppliers (and their customers and suppliers), the possible effect on our operations and our ability to respond to any non-compliance.

         Costs related to our actions to become Year 2000 compliant are funded through cash from operating activities. We estimate that total costs related to becoming Year 2000 compliant will be approximately $150,000, and approximately $100,000 of this amount will be capitalized. Through March 31, 1999, we have expended approximately $63,000 in connection with the Year 2000 issue. We believe that the costs related to updating or replacing existing computer systems in order to become Year 2000 compliant will not be material. However, in view of the uncertainties relating to the Year 2000 compliant status of our customers and suppliers, we cannot guarantee that our cost of dealing with the Year 2000 issue will be consistent with the foregoing estimates or that the Year 2000 issue will not materially adversely affect Steiner Leisure's future operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "will," "intend," "expect," "proposed," "anticipate," "believe," "estimate" and similar expressions are intended to identify such forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: our dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; our dependence on the cruise industry and our being subject to the risks of that industry; our obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by us from passengers; our dependence on a limited number of cruise companies and on a single product manufacturer; our dependence for success on our ability to recruit and retain qualified personnel; changes in the non-U.S. tax status of our principal subsidiary; changing competitive conditions; changes in laws and government regulations applicable to us and the cruise industry; our limited experience in franchise, and other land-based operations; product liability or other claims against us by customers of our products or services; and our failure, or the failure of a cruise line customer or supplier, to correct a material Year 2000 problem. The risks to which we are subject are more fully described under "Certain Factors That May Affect Future Operating Results" in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

         27  Financial Data Schedule

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by Steiner Leisure during the quarter ended March 31, 1999.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1999

                          STEINER LEISURE LIMITED
                          -------------------------------------------------
                          (Registrant)


                          /s/ Clive E. Warshaw
                          -------------------------------------------------
                          Clive E. Warshaw
                          Chairman of the Board and Chief Executive Officer

                          /s/ Leonard I. Fluxman
                          -------------------------------------------------
                          Leonard I. Fluxman
                          President and Chief Operating Officer

                          /s/ Carl S. St. Philip
                          -------------------------------------------------
                          Carl S. St. Philip
                          Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX




Exhibit No.                   Description
-----------                   -----------


   27                   Financial Data Schedule (for SEC use only).