Form 10-Q
period 1999-06-30
STEINER LEISURE LTD
filed 1999-08-16
CIK 1018946

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                             STEINER LEISURE LIMITED
             (Exact name of Registrant as Specified in its Charter)


                         COMMISSION FILE NUMBER: 0-28972


     COMMONWEALTH OF THE BAHAMAS                             98-0164731
   ------------------------------                         -------------------
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



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                              OUTSTANDING
   Common Shares, par value (U.S.) $.01          16,607,131 shares as of
   per share                                     August 11, 1999

                             STEINER LEISURE LIMITED

                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1998
            and June 30, 1999 ....................................................................    3

            Condensed Consolidated Statements of Operations for the Three and Six Months ended
            June 30, 1998 and 1999 ...............................................................    4

            Condensed Consolidated Statements of Cash Flows for the Six Months ended
            June 30, 1998 and 1999 ...............................................................    5

            Notes to Condensed Consolidated Financial Statements .................................    6

ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ............................................................    9


PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders ......................................   15

ITEM 6. Exhibits and Reports on Form 8-K .........................................................   15

SIGNATURES .......................................................................................   16

EXHIBIT INDEX ....................................................................................   17



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            June 30,
                                                                                       1998                  1999
                                                                                   ------------         ------------
                                                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 10,058,000         $ 18,320,000
   Marketable securities                                                             21,782,000           17,769,000
   Accounts receivable                                                                4,832,000            5,548,000
   Inventories                                                                        8,002,000            8,318,000
   Other current assets                                                               1,142,000            2,115,000
                                                                                   ------------         ------------
                  Total current assets                                               45,816,000           52,070,000
                                                                                   ------------         ------------
PROPERTY AND EQUIPMENT, net                                                           5,840,000            8,109,000
                                                                                   ------------         ------------
OTHER ASSETS
   Trademarks and product formulations, net                                             290,000              260,000
   License rights, net                                                                  740,000              745,000
   Other                                                                                968,000            1,837,000
                                                                                   ------------         ------------
                  Total other assets                                                  1,998,000            2,842,000
                                                                                   ------------         ------------
                  Total assets                                                     $ 53,654,000         $ 63,021,000
                                                                                   ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $  2,641,000         $  2,672,000
   Accrued expenses                                                                   6,434,000            6,070,000
   Current portion of capital lease obligations                                          21,000                5,000
   Income taxes payable                                                                 848,000            1,231,000
                                                                                   ------------         ------------
                  Total current liabilities                                           9,944,000            9,978,000
                                                                                   ------------         ------------

MINORITY INTEREST                                                                        19,000               19,000
                                                                                   ------------         ------------
SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value; 10,000,000 shares authorized,
      none issued and outstanding                                                            --                   --
   Common shares, $.01 par value; 100,000,000 shares authorized,
        16,603,000 shares issued and outstanding at December 31, 1998 and
        16,607,000 shares issued and outstanding at June 30, 1999                       166,000              166,000
   Additional paid-in capital                                                        12,790,000           12,827,000
   Accumulated other comprehensive income                                               440,000             (291,000)
   Retained earnings                                                                 35,181,000           45,208,000
   Treasury shares, at cost, 313,000 shares at December 31, 1998
      and at June 30, 1999                                                           (4,886,000)          (4,886,000)
                                                                                   ------------         ------------
                  Total shareholders' equity                                         43,691,000           53,024,000
                                                                                   ------------         ------------
                  Total liabilities and shareholders' equity                       $ 53,654,000         $ 63,021,000
                                                                                   ============         ============




   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

                                                               Three Months Ended                         Six Months Ended
                                                                    June 30,                                  June 30,
                                                       ---------------------------------         ---------------------------------
                                                          1998                   1999                1998                 1999
                                                       ------------         ------------         ------------         ------------
REVENUES:
     Services                                          $ 14,462,000         $ 17,169,000         $ 28,197,000         $ 34,188,000
     Products                                             9,873,000           12,764,000           19,073,000           25,099,000
                                                       ------------         ------------         ------------         ------------
       Total revenues                                    24,335,000           29,933,000           47,270,000           59,287,000
                                                       ------------         ------------         ------------         ------------
COST OF SALES:
     Cost of services                                    11,161,000           13,244,000           21,824,000           26,400,000
     Cost of products                                     6,674,000            8,912,000           12,923,000           17,411,000
                                                       ------------         ------------         ------------         ------------
       Total cost of sales                               17,835,000           22,156,000           34,747,000           43,811,000
                                                       ------------         ------------         ------------         ------------

       Gross profit                                       6,500,000            7,777,000           12,523,000           15,476,000
                                                       ------------         ------------         ------------         ------------

OPERATING EXPENSES:
     Administrative                                       1,174,000            1,426,000            2,249,000            2,864,000
     Salary and payroll taxes                             1,234,000            1,406,000            2,462,000            2,808,000
                                                       ------------         ------------         ------------         ------------
       Total operating expenses                           2,408,000            2,832,000            4,711,000            5,672,000
                                                       ------------         ------------         ------------         ------------

       Income from operations                             4,092,000            4,945,000            7,812,000            9,804,000
                                                       ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE):
     Interest income                                        407,000              432,000              733,000              883,000
     Gain on sale of marketable securities                   17,000                   --               23,000               11,000
     Interest expense                                        (4,000)              (1,000)              (7,000)              (3,000)
                                                       ------------         ------------         ------------         ------------
       Total other income (expense)                         420,000              431,000              749,000              891,000
                                                       ------------         ------------         ------------         ------------

       Income before provision for income taxes           4,512,000            5,376,000            8,561,000           10,695,000

PROVISION FOR INCOME TAXES:                                 268,000              359,000              481,000              667,000
                                                       ------------         ------------         ------------         ------------

       Net income                                      $  4,244,000         $  5,017,000         $  8,080,000         $ 10,028,000
                                                       ============         ============         ============         ============
EARNINGS PER COMMON SHARE:

     Basic                                             $       0.26         $       0.31         $       0.49         $       0.62
                                                       ============         ============         ============         ============

     Diluted                                           $       0.25         $       0.30         $       0.47         $       0.60
                                                       ============         ============         ============         ============





    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                         June 30,
                                                           ---------------------------------
                                                               1998                  1999
                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  8,080,000         $ 10,028,000
Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                             443,000            1,125,000
      Gain on sale of marketable securities                     (23,000)             (11,000)
      (Increase) decrease in-
        Accounts receivable                                     270,000             (793,000)
        Inventories                                            (727,000)            (464,000)
        Other current assets                                   (865,000)            (168,000)
        Other assets                                            (32,000)          (1,271,000)
      Increase (decrease) in-
        Accounts payable                                          6,000              120,000
        Accrued expenses                                     (1,291,000)            (476,000)
        Income taxes payable                                    242,000              422,000
        Minority interest                                        15,000                   --
                                                           ------------         ------------
          Net cash provided by operating activities           6,118,000            8,512,000
                                                           ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                       (17,643,000)          (6,820,000)
    Proceeds from maturities of marketable securities         1,675,000            3,500,000
    Proceeds from sale of marketable securities               6,913,000            6,280,000
    Advances on construction costs                           (1,000,000)                  --
    Capital expenditures                                       (395,000)          (3,092,000)
    Acquisition of franchise rights                            (692,000)                  --
                                                           ------------         ------------
          Net cash used in investing activities             (11,142,000)            (132,000)
                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations                       (36,000)             (16,000)
    Net proceeds from stock option exercises                  1,696,000               37,000
                                                           ------------         ------------
          Net cash provided by financing activities           1,660,000               21,000
                                                           ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          25,000             (139,000)
                                                           ------------         ------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                     (3,339,000)           8,262,000
CASH AND CASH EQUIVALENTS, beginning of period               12,335,000           10,058,000
                                                           ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                   $  8,996,000         $ 18,320,000
                                                           ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
      Cash paid during the period for-
      Interest                                             $      7,000         $      3,000
                                                           ============         ============
      Income taxes                                         $    474,000         $    249,000
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1999 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Commencing in February 1999, we began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with our operation of the spa, we pay the resort owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. The resort then pays us after deducting rental payments or other amounts due to the resort from us.

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


(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a) MARKETABLE SECURITIES-

Marketable securities consist of investment grade commercial paper. We account for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses included in other comprehensive income.

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

         (d) INCOME TAXES-

Steiner Leisure files separate tax returns for its domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. Steiner Leisure follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS No. 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

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

                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30,                            June 30,
                                                                ----------------------------        ----------------------------
                                                                   1998              1999              1998               1999
                                                                ----------        ----------        ----------        ----------
     Weighted average shares outstanding used in
         calculating basic earnings per share                   16,507,000        16,294,000        16,400,000        16,293,000
     Dilutive common share equivalents                             590,000           526,000           632,000           530,000
                                                                ----------        ----------        ----------        ----------
     Weighted average common and common
         equivalent shares used in calculating diluted
         earnings per share                                     17,097,000        16,820,000        17,032,000        16,823,000
                                                                ==========        ==========        ==========        ==========

     Options and warrants outstanding which are not
         included in the calculation of diluted earnings
         per share because their impact is antidilutive            195,000           422,000           195,000           422,000
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

(4) ACQUISITION:

In August 1999, Steiner Leisure entered into an agreement to acquire the assets of Florida College of Natural Health, Inc. ("FCNH") for a purchase price of $7.5 million in cash and $1.0 million in Steiner Leisure common shares to be delivered at closing. FCNH operates four post secondary schools in Florida offering degree and non-degree programs in massage therapy and skin care and related courses. The closing of the transaction is subject to the fulfillment of certain conditions, and the transaction is further subject to a post-closing condition requiring certain regulatory approval. The closing is anticipated to take place during August 1999. The transaction will be accounted for under the purchase method of accounting.

(5) ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                           December 31,        June 30,
                                              1998               1999
                                           ----------        ----------
                                                             (Unaudited)
     Operative commissions                 $1,387,000        $1,535,000
     Guaranteed minimum rentals             2,144,000         1,516,000
     Bonuses                                  910,000           518,000
     Staff shipboard accommodations           326,000           369,000
     Other                                  1,667,000         2,132,000
                                           ----------        ----------
                                           $6,434,000        $6,070,000
                                           ==========        ==========


(6) COMPREHENSIVE INCOME:

Steiner Leisure adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

                                                                   Six Months Ended
                                                                        June 30,
                                                             ------------------------------
                                                                 1998               1999
                                                             ----------        ------------
     Net income                                              $8,080,000        $ 10,028,000
     Unrealized gain (loss) on marketable securities,
          net of income taxes                                    12,000            (458,000)
     Foreign currency translation adjustments,
          net of income taxes                                    60,000            (273,000)
                                                             ----------        ------------
     Comprehensive income                                    $8,152,000        $  9,297,000
                                                             ==========        ============



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

         Steiner Leisure is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. More than 84% of our income for the first six months of 1999 was not subject to United States or United Kingdom income tax. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase. The income from our United States subsidiaries, Steiner Beauty Products, Inc. and CT Maritime Services, L.C. are, and the proposed operations to be conducted with the FCNH assets will generally be, subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries which accounted for a total of 8.4% of our pre-tax income for the first six months of 1999, will be subject to U.K. tax rates (generally up to 31%).

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                     -------------------         -------------------
                                                      1998          1999          1998          1999
                                                     -----         -----         -----         -----
     Revenues:
        Services.................................     59.4%         57.4%         59.7%         57.7%
        Products.................................     40.6          42.6          40.3          42.3
                                                     -----         -----         -----         -----
           Total revenues .......................    100.0         100.0         100.0         100.0
                                                     -----         -----         -----         -----
     Cost of sales:
        Cost of services.........................     45.9          44.2          46.2          44.5
        Cost of products.........................     27.4          29.8          27.3          29.4
                                                     -----         -----         -----         -----
           Total cost of sales...................     73.3          74.0          73.5          73.9
                                                     -----         -----         -----         -----
     Gross profit                                     26.7          26.0          26.5          26.1
     Operating expenses:
        Administrative...........................      4.8           4.8           4.8           4.8
        Salary and payroll taxes.................      5.1           4.7           5.2           4.7
                                                     -----         -----         -----         -----
           Total operating expenses..............      9.9           9.5          10.0           9.5
                                                     -----         -----         -----         -----
           Income from operations................     16.8          16.5          16.5          16.6
     Other income................................      1.7           1.4           1.6           1.5
                                                     -----         -----         -----         -----
     Income before provision for income taxes....     18.5          17.9          18.1          18.1
     Provision for income taxes..................      1.1           1.2           1.0           1.1
                                                     -----         -----         -----         -----
     Net income..................................     17.4%         16.7%         17.1%         17.0%
                                                     =====         =====         =====         =====



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues increased approximately 23.0%, or $5.6 million, to $29.9 million in the second quarter of 1999 from $24.3 million in the second quarter of 1998. Of this increase, $2.7 million was attributable to increases in services provided on cruise ships and the commencement of services at the Atlantis Spa during the first quarter of 1999 and $2.9 million was attributable to increases in sales of products. The increase in revenues for the second quarter of 1999 compared to the second quarter of 1998 was primarily attributable to an increase of three in the average number of ships in service with enhanced large spa facilities. The Company had 881 shipboard staff members in service on average in the second quarter of 1999 compared to 830 shipboard staff members in service on average in the second quarter of 1998. Revenues per staff per day increased by 15.2% in the second quarter of 1999 compared to the second quarter of 1998.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.1% in the second quarter of 1999 from 77.2% in the second quarter of 1998. This decrease was due to increases in productivity of onboard staff during the second quarter of 1999 compared to the second quarter of 1998, increased revenues on ships where we are subject to minimum annual rental payments and a decrease in rent allocable to services on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 69.8% in the second quarter of 1999 from 67.6% in the second quarter of 1998. This increase was due to increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999, and discounts offered on "Elemis" products, other than the recently formulated product lines. This increase was partially offset by increases in productivity of onboard staff.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.5% in the second quarter of 1999 from 9.9% in the second quarter of 1998 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the second quarter of 1999 compared to the comparable period in 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to an overall effective rate of 6.7% for the second quarter of 1999 from an overall effective rate of 5.9% for the second quarter of 1998 primarily due to an increase in the income earned in jurisdictions that tax our income increasing at a greater rate than the income earned in jurisdictions that do not tax our income.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues increased approximately 25.4%, or $12.0 million, to $59.3 million for the six months ended June 30, 1999 from $47.3 million for the six months ended June 30, 1998. Of this increase, $6.0 million was attributable to increases in services provided on cruise ships and the commencement of services at the Atlantis Spa during the first quarter of 1999 and $6.0 million was attributable to increases in sales of products. The increase in revenues for the first half of 1999 compared to the same period in the prior year was primarily attributable to an increase of six in the average number of ships in service with enhanced large spa facilities, and an increase of four in the average of non-spa ships in service for the same period. The Company had 885 shipboard staff members in service on average during the six months ended June 30, 1999 compared to 814 shipboard staff members in service on average during the six months ended June 30, 1998. Revenues per staff per day increased by 14.2% in the first half of 1999 compared to the comparable period of 1998.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 77.2% in the first six months of 1999 from 77.4% for the first six months of 1998. This decrease was due to an increase in productivity of onboard staff during the first half of 1999 compared to the same period in prior year, increased revenues on ships where we are subject to minimum annual rental payments, and a decrease in rent allocable to services on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 69.4% in the first six months of 1999 from 67.8% for the first six months of 1998. This increase was primarily due to increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999, and discounts offered on "Elemis" products, other than the recently formulated product lines. This increase was partially offset by increases in productivity of onboard staff.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.6% for the first six months of 1999 from 10.0% for the first six months of 1998 as a result of the increase in aggregate revenues generated from the additional ships in service with enhanced large spa facilities during the first six months of 1999 compared to the comparable period in 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to an overall effective rate of 6.2% for the first six months of 1999 from an overall effective rate of 5.6% for the first six months of 1998 due to an increase in the income earned in jurisdictions that tax our income increasing at a greater rate than the income earned in jurisdictions that do not tax our income.

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

         Cash flow from operating activities during the first six months of 1999 was $8.5 million compared to $6.1 million in the first six months of 1998. This increase is primarily due to the increase in our net income. In connection with the construction of the Atlantis Spa, we spent $2.5 million this year through July 1999 and $3.1 million in 1998. These $5.6 million of capital expenditures will be amortized over the fifteen-year term of our arrangement with the owner of the Atlantis Resort. Steiner Leisure had working capital of approximately $42.1 million at June 30, 1999 compared to $35.9 million at December 31, 1998.

         In August 1999, Steiner Leisure entered into an agreement to purchase the assets of FCNH for $7.5 million dollars in cash and $1.0 million in Steiner Leisure common shares. The closing of this transaction is anticipated to take place during August 1999. The cash portion of the purchase price is being funded from our working capital.

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

         In order for us to make an assessment of the Year 2000 risks that may have a material adverse effect on our results of operations, we have conducted a survey of our cruise line customers and major third party suppliers of services and products. With respect to our cruise line customers, as of August 10, 1999, a number of those surveyed have refused to respond for liability reasons, while others have failed to respond without providing any reason therefor. The 16 cruise lines that responded expect to be Year 2000 compliant before January 1, 2000. We are actively pursuing responses from the remaining 11 cruise lines that have not responded.

         With respect to our major third party suppliers, as of August 10, 1999, we obtained 30 responses or statements published through the Internet indicating that they expect to be Year 2000 compliant prior to January 1, 2000. We are actively pursuing responses for the remaining 23 major third party suppliers that have not responded. In the absence of adequate responses, or other formal communications from either our cruise line customers or our major third party suppliers, we are attempting to make our own assessment as to their readiness.

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

         Costs related to our actions to become Year 2000 compliant are funded through cash from operating activities. We estimate that total costs related to becoming Year 2000 compliant will be approximately $150,000, and approximately $100,000 of this amount will be capitalized. Through June 30, 1999, we have expended approximately $120,000 in connection with the Year 2000 issue. We believe that the costs related to updating or replacing existing computer systems in order to become Year 2000 compliant will not be material. We believe that our systems will be Year 2000 compliant by the end of September 1999. However, in view of the uncertainties relating to the Year 2000 compliant status of our customers and suppliers, we cannot guarantee that our cost of dealing with the Year 2000 issue will be consistent with the foregoing estimates or that the Year 2000 issue will not materially adversely affect Steiner Leisure's future operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "will," "intend," "expect," "proposed," "anticipate," "believe," "estimate" and similar expressions are intended to identify such forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: our dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; our dependence on the cruise industry and our being subject to the risks of that industry; our obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by us from passengers; our dependence on a limited number of cruise companies and on a single product manufacturer; our dependence for success on our ability to recruit and retain qualified personnel; changes in the non-U.S. tax status of our principal subsidiary; changing competitive conditions; changes in laws and government regulations applicable to us and the cruise industry; our limited experience in franchise, school and other land-based operations; product liability or other claims against us by customers of our products or services; and our failure, or the failure of a cruise line customer or supplier, to correct a material Year 2000 problem. The risks to which we are subject are more fully described under "Certain Factors That May Affect Future Operating Results" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 18, 1999. At the Annual Meeting, the following matters were considered and voted upon:

                  Leonard I. Fluxman, Michele Steiner Warshaw and Steven J. Preston were elected as directors based on the results of the vote indicated below, and the terms of office of the following directors continued after the Annual Meeting: Clive E. Warshaw, Charles D. Finkelstein and Jonathan D. Mariner. The votes cast with respect to the election of Messrs. Fluxman and Preston, and Ms. Warshaw were as follows: 14,847,187 shares were voted for each of the nominees and 6,822 shares were withheld from the votes for each of the nominees.

                  A proposal to amend Steiner Leisure's Amended and Restated Memorandum of Association to increase the number of common shares from 20,000,000 to 100,000,000 was approved based on the following vote:
         10,042,110 votes "for", 4,210,833 votes "against" and 13,344 abstentions.

                  A proposal to amend Steiner Leisure's Amended and Restated 1996 Share Option and Incentive Plan to increase the number of common shares available for grant thereunder from 1,620,000 to 3,500,000 was approved based on the following vote: 9,011,198 votes "for", 4,559,768 "against" and 23,721 abstentions.

                  A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ended December 31, 1999 was approved based on the following vote: 14,846,794 votes "for", 2,025 votes "against" and 5,190 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         3.1 Amended and Restated Memorandum of Association of Steiner Leisure Limited

         10.7     Amended and Restated Non-Employee Directors' Share Option Plan

         10.19 Asset Purchase Agreement, dated August 3, 1999 among FCNH, Inc., Steiner Leisure Limited, Florida College of Natural Health Inc., The Natural Health Shoppe, Inc., Neal R. Heller, Elizabeth S. Heller, Daniel Stubbs II, Arthur Keiser and Belinda Keiser

         27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1999

                             STEINER LEISURE LIMITED
                                (Registrant)


                             /s/ Clive E. Warshaw
                             -------------------------------------------------
                             Clive E. Warshaw
                             Chairman of the Board and Chief Executive Officer


                             /s/ Leonard I. Fluxman
                             -------------------------------------------------
                             Leonard I. Fluxman
                             President and Chief Operating Officer


                             /s/ Carl S. St. Philip, Jr.
                             -------------------------------------------------
                             Carl S. St. Philip, Jr.
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




     EXHIBIT NO.                       DESCRIPTION
     -----------                       -----------

         3.1 Amended and Restated Memorandum of Association of Steiner Leisure Limited

         10.7     Amended and Restated Non-Employee Directors' Share Option Plan

         10.19 Asset Purchase Agreement, dated August 3, 1999 among FCNH, Inc., Steiner Leisure Limited, Florida College of Natural Health Inc., The Natural Health Shoppe, Inc., Neal R. Heller, Elizabeth S. Heller, Daniel Stubbs II, Arthur Keiser and Belinda Keiser.

         27       Financial Data Schedule