Form 10-Q
period 1999-09-30
STEINER LEISURE LTD
filed 1999-11-15
CIK 1018946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Class                             Outstanding
                           -----                             -----------

         Common Shares, par value (U.S.) $.01           16,615,550 shares as of
         per share                                      November 12, 1999

                            STEINER LEISURE LIMITED

                                     INDEX


                                                                                                        PAGE NO.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1.     Unaudited Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1998
            and September 30, 1999 .....................................................................     3

            Condensed Consolidated Statements of Operations for the Three and Nine Months ended
            September 30, 1998 and 1999.................................................................     4

            Condensed Consolidated Statements of Cash Flows for the Nine months ended
            September 30, 1998 and 1999.................................................................     5

            Notes to Condensed Consolidated Financial Statements........................................     6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................................     10


PART II.  OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds...................................................     15

ITEM 6.     Exhibits and Reports on Form 8-K............................................................     15

SIGNATURES..............................................................................................     16

EXHIBIT INDEX...........................................................................................     17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              December 31,         September 30,
                                                                                  1998                 1999
                                                                              ------------         ------------
                                                                                                    (Unaudited)
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $ 10,058,000         $ 18,101,000
     Marketable securities                                                      21,782,000           17,499,000
     Accounts receivable trade                                                   4,832,000            5,749,000
     Accounts receivable - students                                                     --            3,125,000
     Inventories                                                                 8,002,000            8,342,000
     Other current assets                                                        1,142,000            2,044,000
                                                                              ------------         ------------
         Total current assets                                                   45,816,000           54,860,000
                                                                              ------------         ------------

PROPERTY AND EQUIPMENT, net                                                      5,840,000            8,252,000
                                                                              ------------         ------------
GOODWILL, net                                                                           --            8,560,000
                                                                              ------------         ------------
OTHER ASSETS:
     Trademarks and product formulations, net                                      290,000              239,000
     License rights, net                                                           740,000              740,000
     Other                                                                         968,000            1,599,000
                                                                              ------------         ------------
         Total other assets                                                      1,998,000            2,578,000
                                                                              ------------         ------------
         Total assets                                                         $ 53,654,000         $ 74,250,000
                                                                              ============         ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $  2,641,000         $  1,447,000
     Accrued expenses                                                            6,434,000            8,280,000
     Income taxes payable                                                          848,000              842,000
     Current portion of deferred tuition revenue                                        --            3,224,000
     Current portion of capital lease obligations                                   21,000                2,000
     Current portion of long term debt                                                  --               51,000
                                                                              ------------         ------------
         Total current liabilities                                               9,944,000           13,846,000
                                                                              ------------         ------------


MINORITY INTEREST                                                                   19,000               19,000
                                                                              ------------         ------------
LONG TERM DEFERRED TUITION REVENUE                                                      --              139,000
                                                                              ------------         ------------
LONG TERM DEBT, net of current portion                                                  --               44,000
                                                                              ------------         ------------
SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value; 10,000,000 shares authorized,
       none issued and outstanding                                                      --                   --
     Common shares, $.01 par value; 100,000,000 shares authorized,
       16,603,000 shares issued and outstanding at December 31, 1998 and
       16,616,000 shares issued and outstanding at September 30, 1999              166,000              166,000
     Additional paid-in capital                                                 12,790,000           13,338,000
     Accumulated other comprehensive income                                        440,000              (57,000)
     Retained earnings                                                          35,181,000           51,082,000
     Treasury shares, at cost, 313,000 shares at December 31, 1998
       and 277,000 at September 30, 1999                                        (4,886,000)          (4,327,000)
                                                                              ------------         ------------
       Total shareholders' equity                                               43,691,000           60,202,000
                                                                              ------------         ------------
       Total liabilities and shareholders' equity                             $ 53,654,000         $ 74,250,000
                                                                              ============         ============


 The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)



                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                     -------------------------------       -------------------------------
                                                          1998              1999              1998                1999
                                                     ------------       ------------       ------------       ------------
REVENUES:
     Services                                        $ 15,658,000       $ 20,599,000       $ 43,855,000       $ 54,787,000
     Products                                          11,285,000         13,808,000         30,358,000         38,907,000
                                                     ------------       ------------       ------------       ------------
         Total revenues                                26,943,000         34,407,000         74,213,000         93,694,000
                                                     ------------       ------------       ------------       ------------

COST OF SALES:
     Cost of services                                  12,079,000         15,865,000         33,903,000         42,265,000
     Cost of products                                   7,615,000          9,595,000         20,538,000         27,006,000
                                                     ------------       ------------       ------------       ------------
         Total cost of sales                           19,694,000         25,460,000         54,441,000         69,271,000
                                                     ------------       ------------       ------------       ------------

       Gross profit                                     7,249,000          8,947,000         19,772,000         24,423,000
                                                     ------------       ------------       ------------       ------------
OPERATING EXPENSES:
     Administrative                                     1,211,000          1,515,000          3,460,000          4,379,000
     Salary and payroll taxes                           1,260,000          1,535,000          3,722,000          4,343,000
     Goodwill amortization                                     --             49,000                 --             49,000
                                                     ------------       ------------       ------------       ------------
         Total operating expenses                       2,471,000          3,099,000          7,182,000          8,771,000
                                                     ------------       ------------       ------------       ------------

       Income from operations                           4,778,000          5,848,000         12,590,000         15,652,000
                                                     ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
     Interest income                                      435,000            412,000          1,168,000          1,294,000
     Gain on sale of marketable securities                 18,000                 --             41,000             11,000
     Interest expense                                      (1,000)            (2,000)            (8,000)            (5,000)
                                                     ------------       ------------       ------------       ------------
         Total other income (expense)                     452,000            410,000          1,201,000          1,300,000
                                                     ------------       ------------       ------------       ------------

       Income before provision for income taxes         5,230,000          6,258,000         13,791,000         16,952,000

PROVISION FOR INCOME TAXES:                               517,000            384,000            998,000          1,051,000
                                                     ------------       ------------       ------------       ------------
       Net income                                    $  4,713,000       $  5,874,000       $ 12,793,000       $ 15,901,000
                                                     ============       ============       ============       ============

EARNINGS PER COMMON SHARE:

     Basic                                           $       0.29       $       0.36       $       0.78       $       0.98
                                                     ============       ============       ============       ============
     Diluted                                         $       0.28       $       0.35       $       0.75       $       0.95
                                                     ============       ============       ============       ============




   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)


                                                                    Nine Months Ended
                                                                      September 30,
                                                             ---------------------------------
                                                                 1998                1999
                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 12,793,000         $ 15,901,000
Adjustments to reconcile net income to
  net cash provided by operating activities-
        Depreciation and amortization                             685,000            1,890,000
        Gain on sale of marketable securities                     (41,000)             (11,000)
        (Increase) decrease in-
          Accounts receivable                                      55,000           (1,776,000)
          Inventories                                          (1,647,000)              17,000
          Other current assets                                   (892,000)            (141,000)
          Other assets                                            140,000             (995,000)
        Increase (decrease) in-
          Accounts payable                                        703,000           (1,326,000)
          Accrued expenses                                       (638,000)           1,525,000
          Deferred revenue                                             --              743,000
          Income taxes payable                                    (35,000)               4,000
          Minority interest                                        15,000                   --
                                                             ------------         ------------
            Net cash provided by operating activities          11,138,000           15,831,000
                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                           (32,459,000)          (6,820,000)
  Proceeds from maturities of marketable securities            12,438,000            3,730,000
  Proceeds from sale of marketable securities                   7,621,000            6,304,000
  Acquisition of business, net of cash acquired                        --           (7,759,000)
  Advances on construction costs                               (1,218,000)                  --
  Capital expenditures                                           (384,000)          (3,294,000)
  Acquisition of franchise rights                                (823,000)                  --
                                                             ------------         ------------
            Net cash used in investing activities             (14,825,000)          (7,839,000)
                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                           (50,000)             (19,000)
  Payments on long-term debt                                           --              (14,000)
  Net proceeds from stock option exercises                      1,700,000              106,000
                                                             ------------         ------------
           Net cash provided by financing activities            1,650,000               73,000
                                                             ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            64,000              (22,000)
                                                             ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,973,000)           8,043,000
CASH AND CASH EQUIVALENTS, beginning of period                 12,335,000           10,058,000
                                                             ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                     $ 10,362,000         $ 18,101,000
                                                             ============         ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
      Cash paid during the period for-

      Interest                                               $      8,000         $      5,000
                                                             ============         ============
      Income taxes                                           $  1,039,000         $  1,048,000
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
    STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1999 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

As described in Note (4), on August 24, 1999, we acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, we currently operate, through FCNH, Inc., a wholly-owned subsidiary, four post secondary schools in Florida offering degree and non-degree programs in massage therapy and skin care and related courses.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a) MARKETABLE SECURITIES-

Marketable securities consist of investment grade commercial paper. We account for marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income.

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

         (c) GOODWILL-

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired (see Note 4). Goodwill is amortized on a straight-line basis over its estimated useful life of 20 years. Steiner Leisure continually evaluates intangible assets and other long-lived assets for impairment whenever circumstances indicate that carrying amounts may not be recoverable. When factors indicate that the assets acquired in a business purchase combination and the related goodwill may be impaired, we recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset.

         (d) MINORITY INTEREST-

Minority interest represents the minority shareholders' proportional share of the net assets of EBSC.

         (e) INCOME TAXES-

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

         (f) TRANSLATION OF FOREIGN CURRENCIES-

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

         (g) EARNINGS PER SHARE-

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


                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                     ----------------------------        ----------------------------
                                                        1998              1999             1998               1999
                                                     ----------        ----------        ----------        ----------

Weighted average shares outstanding used in
  calculating basic earnings per share               16,535,000        16,312,000        16,445,000        16,299,000
Dilutive common share equivalents                       523,000           502,000           596,000           521,000
                                                     ----------        ----------        ----------        ----------
Weighted average common and common
  equivalent shares used in calculating diluted
  earnings per share                                 17,058,000        16,814,000        17,041,000        16,820,000
                                                     ==========        ==========        ==========        ==========

Options outstanding which are not included in
  the calculation of diluted earnings per share
  because their impact is antidilutive                  195,000           431,000           195,000           431,000
                                                     ==========        ==========        ==========        ==========


         (h) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-

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

(4) ACQUISITION:

On August 24, 1999, Steiner Leisure acquired the assets of Florida College in consideration of approximately $7,700,000 (including purchase price adjustments) in cash and $1,000,000 of Steiner Leisure common shares. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $8,600,000.

Unaudited pro forma consolidated results of operations assuming the Florida College acquisition had occurred at the beginning of the periods presented are as follows:



                                                        September 30,
                                               ------------------------------
                                                   1998               1999
                                               -----------        -----------
     Revenue                                   $78,695,000        $98,401,000
     Net income                                 12,600,000         15,333,000
     Diluted earnings per share                $      0.74        $      0.91
                                               ===========        ===========

The pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of Steiner Leisure or what the results of operations would have been had we owned and operated Florida College as of January 1, 1998.

(5) ACCRUED EXPENSES:

Accrued expenses consist of the following:


                                           December 31,         September 30,
                                               1998                 1999
                                           ------------         -------------

Operative commissions                       $1,387,000           $1,844,000
Guaranteed minimum rentals                   2,144,000            2,358,000
Bonuses                                        910,000              650,000
Staff shipboard accommodations                 326,000              398,000
Other                                        1,667,000            3,030,000
                                            ----------           ----------
                                            $6,434,000           $8,280,000
                                            ==========           ==========


(6) COMPREHENSIVE INCOME:

Steiner Leisure adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:


                                                  Nine Months Ended
                                                    September 30,
                                             -----------------------------
                                                 1998             1999
                                             -----------       -----------
Net income                                   $12,793,000       $15,901,000
Unrealized gain (loss) on marketable
  securities, net of income taxes                726,000           (23,000)
Foreign currency translation
  adjustments, net of income taxes               137,000          (474,000)
                                             -----------       -----------
Comprehensive income                         $13,656,000       $15,404,000
                                             ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Steiner Leisure Limited is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. Steiner Leisure also sells its services and products through land-based channels, including the Atlantis Spa on Paradise Island in The Bahamas. Steiner Leisure also operates four post secondary schools in Florida offering degree and non-degree programs in massage therapy and skin care and related courses.

         Steiner Leisure is a Bahamian IBC. The Bahamas does not tax Bahamian IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. Approximately 86% of our income for the first nine months of 1999 was not subject to United States or United Kingdom income tax. To the extent that our income from non-maritime operations in jurisdictions that impose income taxes increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase. The income from our United States subsidiaries, Steiner Beauty Products, Inc., Steiner Management Services, LLC and FCNH, Inc. is subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries which accounted for a total of 7.5% of our pre-tax income for the first nine months of 1999, will be subject to U.K. tax rates (generally up to 31%).

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:



                                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                ------------------   ------------------
                                                                 1998       1999      1998        1999
                                                                -----      -----      -----      -----
Revenues:
  Services....................................................   58.1%      59.9%      59.1%      58.5%
  Products....................................................   41.9       40.1       40.9       41.5
                                                                -----      -----      -----      -----
     Total revenues...........................................  100.0      100.0      100.0      100.0
                                                                -----      -----      -----      -----
Cost of sales:
  Cost of services............................................   44.8       46.1       45.7       45.1
  Cost of products............................................   28.3       27.9       27.7       28.8
                                                                -----      -----      -----      -----
     Total cost of sales......................................   73.1       74.0       73.4       73.9
                                                                -----      -----      -----      -----
Gross profit..................................................   26.9       26.0       26.6       26.1
Operating expenses:
  Administrative..............................................    4.5        4.4        4.6        4.7
  Salary and payroll taxes....................................    4.7        4.5        5.0        4.6
  Amortization of goodwill....................................     --        0.1         --        0.1
                                                                -----      -----      -----      -----
     Total operating expenses.................................    9.2        9.0        9.6        9.4
                                                                -----      -----      -----      -----
     Income from operations...................................   17.7       17.0       17.0       16.7
Other income..................................................    1.7        1.2        1.6        1.4
                                                                -----      -----      -----      -----
Income before provision for income taxes......................   19.4       18.2       18.6       18.1
Provision for income taxes....................................    1.9        1.1        1.3        1.1
                                                                -----      -----      -----      -----
Net income....................................................   17.5%      17.1%      17.3%      17.0%
                                                                =====      =====      =====      =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues increased approximately 27.7%, or $7.5 million, to $34.4 million in the third quarter of 1999 from $26.9 million in the third quarter of 1998. Of this increase, $4.9 million was attributable to increases in services provided on cruise ships and the commencement of services at the Atlantis Spa during the first quarter of 1999 and $2.5 million was attributable to increases in sales of products, including sales at the Atlantis Spa. The increase in revenues for the third quarter of 1999 compared to the third quarter of 1998 was primarily attributable to an increase of seven in the average number of ships in service with enhanced large spa facilities, and an increase of two in the average number of non-spa ships in service for the same period. The Company had a total of 988 shipboard and Atlantis Spa staff members in service on average in the third quarter of 1999 compared to 847 shipboard (the Atlantis Spa had not yet opened) staff members in service on average in the third quarter of 1998. Revenues per staff per day increased by 8.4% in the third quarter of 1999 compared to the third quarter of 1998.

         Cost of Services. Cost of services as a percentage of services revenue decreased to 77.0% in the third quarter of 1999 from 77.1% in the third quarter of 1998. This decrease was due to increases in productivity of onboard staff during the third quarter of 1999 compared to the third quarter of 1998, increased revenues on ships where we are subject to minimum annual rental payments and a decrease in rent allocable to services on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999.

         Cost of Products. Cost of products as a percentage of products revenue increased to 69.5% in the third quarter of 1999 from 67.5% in the third quarter of 1998. This increase was due to increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999, and discounts offered on "Elemis" products, other than the recently re-formulated product lines. This increase was partially offset by increases in productivity of onboard staff.

         Operating Expenses. Operating expenses as a percentage of revenues decreased to 9.0% in the third quarter of 1999 from 9.2% in the third quarter of 1998 as a result of the increase in aggregate revenues generated from the additional ships in service during the third quarter of 1999 compared to the comparable period in 1998.

         Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 6.1% for the third quarter of 1999 from an overall effective rate of 9.9% for the third quarter of 1998 primarily due to a one time tax charge of $237,000 recorded at Elemis Limited during the third quarter of 1998 resulting from the sale of the rights to the "Elemis" name and certain other rights to Cosmetics, Limited, a Bahamian subsidiary of Steiner Leisure (the "Elemis Charge"). This decrease was partially offset by an increase in the income earned in jurisdictions that tax our income increasing at a greater rate than the income earned in jurisdictions that do not tax our income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues increased approximately 26.2%, or $19.5 million, to $93.7 million for the nine months ended September 30, 1999 from $74.2 million for the nine months ended September 30, 1998. Of this increase, $10.9 million was attributable to increases in services provided on cruise ships and the commencement of services at the Atlantis Spa during the first quarter of 1999 and $8.5 million was attributable to increases in sales of products, including sales at the Atlantis Spa. The increase in revenues for the first nine months of 1999 compared to the same period in the prior year was primarily attributable to an increase of five in the average number of ships in service with enhanced large spa facilities, and an increase of one in the average of non-spa ships in service for the same period. The Company had a total of 920 shipboard and Atlantis Spa staff members in service on average during the nine months ended September 30, 1999 compared to 825 shipboard (the Atlantis Spa had not yet opened) staff members in service on average during the nine months ended September 30, 1998. Revenues per staff per day increased by 12.3% in the first nine months of 1999 compared to the comparable period of 1998.

         Cost of Services. Cost of services as a percentage of services revenue decreased to 77.1% in the first nine months of 1999 from 77.3% for the first nine months of 1998. This decrease was due to an increase in productivity of onboard staff during the first nine months of 1999 compared to the same period in prior year, increased revenues on ships where we are subject to minimum annual rental payments, and a decrease in rent allocable to services on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999.

         Cost of Products. Cost of products as a percentage of products revenue increased to 69.4% in the first nine months of 1999 from 67.7% for the first nine months of 1998. This increase was primarily due to increases in rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999, and discounts offered on "Elemis" products, other than the recently re-formulated product lines. This increase was partially offset by increases in productivity of onboard staff.

         Operating Expenses. Operating expenses as a percentage of revenues decreased to 9.4% for the first nine months of 1999 from 9.6% for the first nine months of 1998 as a result of the increase in aggregate revenues generated from the additional ships in service during the first nine months of 1999 compared to the comparable period in 1998.

         Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 6.2% for the first nine months of 1999 from an overall effective rate of 7.2% for the first nine months of 1998 due to the one time Elemis Charge recorded during the third quarter of 1998. This decrease was partially offset by an increase in the income earned in jurisdictions that tax our income increasing at a greater rate than the income earned in jurisdictions that do not tax our income.

COMPETITION

         In order for us to maintain our market share of the spa services and skin and hair care products concessions on cruise ships for the next few years, we have entered into, and are negotiating to enter into, respectively, agreements that extend, and would extend the terms of our current agreements with certain of our larger cruise line customers. However, these agreements contain terms which reduce, and would reduce our profit margins compared to those current agreements. We believe that these extensions and renewals are important to our business because they allow, and would allow, us to serve the new, large ships that are being introduced, and are projected to be introduced, by these cruise lines, which will include enhanced large spa facilities, and which ships otherwise might be served by competitors in a position to provide financially viable alternatives to our services for the cruise lines.

         Certain of the agreements referenced above are currently under negotiation. Accordingly, while we believe that any renewals of those agreements would result in decreased profit margins for us, there can be no guarantee that any renewals would be for more than one year. We also cannot guarantee that we will be able in the future to enter into renewed cruise line agreements that provide for multi-year extensions, even if the agreements provide for reduced profit margins for us.

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

         Cash flow from operating activities during the first nine months of 1999 was $15.8 million compared to $11.1 million in the first nine months of 1998. This increase is primarily due to the increase in our net income. In connection with the construction of the Atlantis Spa, we spent $2.5 million this year through July 1999 and $3.1 million in 1998. These $5.6 million of capital expenditures will be amortized over the fifteen-year term of our arrangement with the owner of the Atlantis Resort. Steiner Leisure had working capital of approximately $41.0 million at September 30, 1999 compared to $35.9 million at December 31, 1998.

         In August 1999, Steiner Leisure acquired the assets of Florida College for approximately $7.7 million dollars in cash (including purchase price adjustments) and $1.0 million in Steiner Leisure common shares. The cash portion of the purchase price was funded from our working capital.

         Through November 12, 1999, we purchased a total of 335,000 of our common shares in the open market for an aggregate purchase price of approximately $6.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

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

         In order for us to make an assessment of the Year 2000 risks that may have a material adverse effect on our results of operations, we have conducted a survey of our cruise line customers and major third party suppliers of services and products. With respect to our cruise line customers, as of November 12, 1999, a number of those surveyed have refused to respond for liability reasons, while others have failed to respond without providing any reason therefor. The 16 cruise lines that responded expect to be Year 2000 compliant before January 1, 2000. We are actively pursuing responses from the remaining 11 cruise lines that have not responded.

         With respect to our major third party suppliers, as of November 12, 1999, we obtained 30 responses or statements published through the Internet indicating that they expect to be Year 2000 compliant prior to January 1, 2000. We are actively pursuing responses for the remaining 23 major third party suppliers that have not responded. In the absence of adequate responses, or other formal communications from either our cruise line customers or our major third party suppliers, we are attempting to make our own assessment as to their readiness.

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

         Costs related to our actions to become Year 2000 compliant are funded through cash from operating activities. We estimate that total costs related to becoming Year 2000 compliant will be approximately $150,000, and approximately $100,000 of this amount will be capitalized. Through September 30, 1999, we have expended approximately $120,000 in connection with the Year 2000 issue. We believe that the costs related to updating or replacing existing computer systems in order to become Year 2000 compliant will not be material. We believe that our systems are Year 2000 compliant. However, in view of the uncertainties relating to the Year 2000 compliant status of our customers and suppliers, we cannot guarantee that our cost of dealing with the Year 2000 issue will be consistent with the foregoing estimates or that the Year 2000 issue will not materially adversely affect Steiner Leisure's future operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "will," "intend," "expect," "proposed," "anticipate," "believe," "estimate" and similar expressions are intended to identify such forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following: current cruise line negotiations resulting in agreements which were not as beneficial to us as anticipated or non-renewals of agreements; our dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances; our dependence on the cruise industry and our being subject to the risks of that industry; our obligation to make certain minimum payments to certain cruise lines irrespective of the revenues received by us from passengers; our dependence on a limited number of cruise companies and on a single product manufacturer; our dependence for success on our ability to recruit and retain qualified personnel; changes in the non-U.S. tax status of our principal subsidiary; changing competitive conditions; changes in laws and government regulations applicable to us and the cruise industry; our limited experience in land-based operations including with respect to the integration of acquired businesses; product liability or other claims against us by customers of our products or services; and our failure, or the failure of a cruise line customer or supplier, to correct a material Year 2000 problem. We assume no duty to update these forward-looking statements. The risks to which we are subject are more fully described under "Certain Factors That May Affect Future Operating Results" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) In connection with our acquisition of Florida College, we issued to Florida College of Natural Health, Inc. on August 24, 1999 (in escrow until November 12, 1999) 35,744 of our common shares, which had a market value of approximately $1.0 million, as part of the purchase price of that acquisition. That issuance was without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from registration provided in Section 4(2) under the Act, based on its being a transaction not involving any public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits
                   --------

                   10.20 Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller

                   27      Financial Data Schedule

         (b)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 1999


                            STEINER LEISURE LIMITED
                            ---------------------------------------------------
                               (Registrant)



                            /s/ Clive E. Warshaw
                            ---------------------------------------------------
                            Clive E. Warshaw
                            Chairman of the Board and Chief Executive Officer



                            /s/ Leonard I. Fluxman
                            ---------------------------------------------------
                            Leonard I. Fluxman
                            President and Chief Operating Officer



                            /s/ Carl S. St. Philip, Jr.
                            ---------------------------------------------------
                            Carl S. St. Philip, Jr.
                            Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX




Exhibit No.                     Description
-----------                     -----------

10.20 Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller

27              Financial Data Schedule