Form 10-K405
period 1999-12-31
STEINER LEISURE LTD
filed 2000-03-30
CIK 1018946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K


(MARK ONE)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000 was approximately $244,252,885.

       As of March 20, 2000, 16,615,850 of the registrant's Common Shares, par value (U.S.) $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, which will be filed on or before April 29, 2000, are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure) is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. We strive to create a relaxing and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. Steiner Leisure also develops and markets premium priced, high quality personal care products that are sold primarily in connection with the services we provide. As of March 1, 2000, we served 106 cruise ships representing 29 cruise lines, including Carnival, Royal Caribbean, Princess, Norwegian, Celebrity and Cunard. Our services are provided under agreements with cruise lines which range in duration from one to six years.

         We also operate four post-secondary schools in Florida offering degree and non-degree programs in massage therapy, skin care and related areas and operate a luxury spa at the Atlantis Resort on Paradise Island in The Bahamas.

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

         Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities offer enlarged fitness and treatment areas, generally located in a single passenger activity area. As of March 1, 2000, 43 of the 106 ships that we served had large spa facilities. Our services include massage, hydrotherapy (water-based) treatments, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, hair styling, manicures, pedicures and a variety of other specialized body and facial treatments. Our range of services is designed to capitalize on the growing consumer trend towards health awareness, personal care and fitness. Ships with large spas provided us with average weekly revenues of $36,373 in 1998 and $42,249 in 1999, as compared to average weekly revenues of $10,607 in 1998 and $11,296 in 1999 for the other ships we served.

         We sell a variety of beauty and hair care products under our "Elemis" and "La Therapie" trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products of third parties, including a variety of hair care products under the "Steiner" name. In total, we offer over 170 different products. These products include beauty preparations, such as aromatherapy oils, cleansers and creams, other skin care preparations and accessories and hair care products, such as shampoos, moisturizers and lotions. Steiner Leisure sells its products primarily on board the ships that we serve. We also sell products through third party land-based retail (including at our Atlantis Spa and our Florida schools) and wholesale outlets, mail order and our web site at www.steinerleisure.com. During 1999, services accounted for approximately 59% of our revenues and products accounted for approximately 41% of our revenues.

CRUISE INDUSTRY OVERVIEW

         The passenger cruise industry has experienced substantial growth over the past 30 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume of cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 2.2 million in 1985 to approximately 5.9 million in 1999, representing a compound annual growth rate of approximately 7.3%. As of March 1, 2000, approximately 89 of the 106 ships we served offered North American Cruises.

         According to a study reported by CLIA in February 2000, passengers ranked as their top reason for preferring cruising to other vacation types that cruises "allow you to be pampered." Similarly, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. "Being pampered" achieved the greatest positive distinction. We believe our services offer a therapeutic and indulgent experience to passengers, and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise ship experience.

         In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched decor. With respect to certain ships, we participate in the design of these facilities. As of March 1, 2000, 43 of the ships that we served offered large spa facilities. The cruise lines we serve are scheduled to introduce a total of eight new ships during the remainder of 2000. Steiner Leisure expects to perform services on seven of these ships, including five that are currently covered by cruise line agreements. Six of these seven will have large spa facilities.

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

         DEVELOP AND DELIVER HIGH QUALITY SERVICES AND PRODUCTS. Steiner Leisure strives to create an engaging and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. We have developed many of the techniques and products used by our personnel. We conduct our own research and respond to the needs and requests of our customers. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends. Through our attentive and highly trained staff and our premium quality hair and beauty products, Steiner Leisure provides cruise passengers with what we believe is a richly rewarding experience that is a memorable highlight of a cruise vacation.

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

         MAINTAIN CLOSE RELATIONSHIPS WITH THE CRUISE LINES. Steiner Leisure has developed strong relationships with the cruise lines as a result of the revenues we generate for them and the high level of customer satisfaction with our services. These relationships are important to our future growth and have positioned us to obtain renewals of almost all of our cruise line agreements that have expired since 1990. During 1999 and through March 1, 2000, we renewed our agreements with Carnival (14 ships in service at March 1, 2000) and Holland America (nine ships in service at March 1,

2000) (each for six year terms); Royal Caribbean (12 ships in service at March 1, 2000) and Celebrity (five ships in service at March 1, 2000) (each for five year terms); Fred Olsen (two ships in service at March 1, 2000) (for a three year term) and Renaissance (five ships in service at March 1, 2000) (for an additional six months).

GROWTH STRATEGY

         Steiner Leisure's strategy for continued growth includes the following principal elements:

         EXPAND WITH PRESENT CRUISE LINE CUSTOMERS. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to March 1, 2000, we commenced serving 26 new cruise ships brought into service by our cruise line customers. As of March 1, 2000, the cruise lines served by us were scheduled to introduce eight new ships into service during the remainder of 2000. Steiner Leisure expects to perform services on seven of these ships, including five that are currently covered by cruise line agreements.

         CAPITALIZE ON GROWTH IN SIZE AND QUALITY OF SHIPBOARD FACILITIES. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We often assist cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. As of March 1, 2000, 43 of the ships we served had large spa facilities. During the remainder of 2000, we believe we will begin serving an additional six ships with large spa facilities.

         INCREASE PRODUCT SALES. Sales of our products increased at a compound annual growth rate of 29.7% from 1995 through 1999. Steiner Leisure's products are sold primarily to cruise ship passengers. We also sell products at the luxury spa we operate at the Atlantis Resort on Paradise Island in The Bahamas, the retail outlets of our Florida schools, the Elemis Beautiful Skin Centres in Hong Kong and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our website at www.steinerleisure.com. We believe that there is a significant opportunity to increase our product retail sales through third party, land-based channels.

         INCREASE SHIPBOARD PRODUCTIVITY. Improved staff productivity on board ships is a significant factor contributing to our overall growth. The gross revenue attributable to each shipboard staff member per day that a ship is in service is expressed as a "gross per day." During 1999, ships with large spa facilities had an average gross per day of $390 compared to $274 for ships without large spa facilities. Steiner Leisure's average gross per staff per day has increased each year, from $221 in 1995 to $347 in 1999. We believe that this increase is due to the continuous training that we provide to our shipboard employees, including instruction in maximization of sales as well as the increase in the number of vessels with large spa facilities.

         SEEK LAND-BASED OPPORTUNITIES. We believe that there are land-based opportunities to sell our services and products and to otherwise expand our operations. In 1999, we began operating the Atlantis Spa. We offer services and products at that facility similar to those we offer on cruise ships. In 1999, we began operating four post-secondary schools in Florida offering training in massage therapy and skin care. We recently entered into an agreement to acquire a total of five additional massage therapy training schools located in Maryland, Pennsylvania and Virginia. In 1998, we licensed rights to operate three Elemis Beautiful Skin Centres in Hong Kong. These day spas sell our products. We will consider other land-based opportunities if we believe the circumstances to be appropriate.

         CONSIDER STRATEGIC ACQUISITIONS. Steiner Leisure will consider strategic acquisitions of land-based or maritime-based businesses that are compatible with our operations. Other than the five additional schools described above, we do not have any current agreements with respect to any potential acquisitions.

CRUISE LINE CUSTOMERS

         As of March 1, 2000, Steiner Leisure provided its services and products to 29 cruise lines representing a total of 106 ships, including almost all of the major cruise lines offering North American Cruises.

         The numbers of ships served as of March 1, 2000 under cruise line agreements with the respective cruise lines are listed below:

                                                 NUMBER                                                  NUMBER
                                                OF SHIPS                                                OF SHIPS
        CRUISE LINE                              SERVED       CRUISE LINE                                SERVED
        -----------                              ------       -----------                                ------
        Carnival (l)                                14        Orient (3)                                    1
        Celebrity (2)                                5        P&O Cruises (4)                               3
        Costa (l)                                    5        P&O European Ferries (4)                      1
        Crown                                        1        Passat                                        1
        Crystal (3)                                  2        Premier                                       6
        Cunard (l)                                   4        Princess (4)                                 10
        Disney                                       2        Radisson Diamond Seven Seas                   2
        Festival                                     1        Renaissance                                   5
        Fred Olsen                                   2        Royal Caribbean (2)                          12
        Holland America (l)                          9        Saga                                          1
        Louis                                        1        Seabourn (1)                                  4
        Mediterranean Shipping                       1        Silversea (5)                                 2
        MTC                                          1        Unicom                                        1
        Norwegian (3)                                7        Windstar (1)                                  1
        Norwegian Capricorn (3)                      1                                                    ---
                                                                                 Total                    106
                                                                                                          ===


         ---------------------

         (1) Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Holland America, Costa and Windstar, and a majority interest in Cunard and Seabourn.

         (2)      Celebrity is owned by Royal Caribbean.


         (3) Norwegian is a partner in the entity that owns Norwegian Capricorn, and owns Orient. We are operating the Norwegian Sky without an agreement.

         (4) P&O European Ferries, P&O Cruises and Princess are subsidiaries of The Peninsular & Oriental Steam Navigation Company.

         (5)      We will cease to serve ships of Silverseas as of May 10, 2000.

         The cruise lines served by us are scheduled to introduce eight new ships into service during the remainder of 2000. Steiner Leisure expects to perform services on seven of these ships, including five that are currently covered by cruise line agreements. Six of these eight will have large spa facilities. The cruise lines for which these ships will enter service are as follows: Carnival (one ship); Celebrity (one ship); Costa (one ship); Holland America (two ships); Royal Caribbean (one ship); and Renaissance (one ship).

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

         MASSAGE AND OTHER BODY TREATMENTS. We offer massages and a variety of other body treatments to women and men. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy treatments. The body treatment techniques include those developed by us in response to the needs and requests of cruise ship passengers. The number of private treatment rooms available for these services ranges from one to thirteen, depending on the size of the ship. The number of our staff providing these services on a ship ranges from one to twenty-two. On several ships, Steiner Leisure provides certain specialty treatments including a body capsule that provides a multi-sensory massage-like treatment in an individual, self-contained environment.

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

         SPAS. Since the late 1980s, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of March 1, 2000, large spas were found on 43 of the ships that we served. We expect to serve an additional six ships with large spa facilities that are anticipated to begin service later in 2000. These spas provide enlarged fitness and treatment areas and on most ships include hydrotherapy treatments. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 1999, our average weekly revenues on ships with large spas were 3.7 times our average weekly revenues on other ships.

         FITNESS FACILITIES. As of March 1, 2000, we operated fitness facilities on 69 of the ships we serve. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes. Steiner Leisure provides from one to three fitness instructors, depending on ship size. These instructors are available to provide special services to passengers, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services.

         SAUNAS AND STEAM ROOMS. We operate saunas and steam rooms on most of the ships we serve. These facilities generally may be used by passengers at no charge.

FACILITIES DESIGN

         In general, facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted or are assisting in the design of facilities for a total of 46 ships, including some that will be introduced during the remainder of 2000, 30 which have, or upon completion will have, large spas. Of these 46 ships, 38 are currently in service, 37 of which we serve, and the remainder are under construction. We believe that our participation has resulted in the construction of facilities permitting improved quality of service and increased revenues to us and the cruise lines. We believe that our involvement in the design of shipboard facilities has enabled us to obtain additional cruise line agreements. However, we cannot assure you that we will be able to obtain agreements for all of the ships for which we provide design assistance.

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

         Each candidate must complete a rigorous training program at our facilities in Stanmore, England. We can train up to approximately 60 employees at a time. The training course for service personnel is typically conducted over a period of two to three weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive, customer care. All employees also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. Each employee is educated with respect to all of our services and products to enable them to cross-market our services and products. We also train shipboard management candidates. This training covers, among other things, maximization of shipboard revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line personnel.

         In November 1998, we expanded our training activities by opening a beauty training school in Dubai, United Arab Emirates. This school is operated through a joint venture with a local firm. The school teaches our beauty treatment techniques and methods. It also provides vocational training to enable students to qualify for beauty and hair care-related professional licenses. Our joint venture partner in the school operates a large day spa in Dubai which uses and sells our Elemis products. A primary reason for our involvement in this school is to provide trained staff for this spa, and other spas that may be operated by our partner.

         Students trained at our Florida schools may be employed by us at the Atlantis Spa, or any other land-based facilities that we may operate in the future, as well as on cruise ships we serve.

PRODUCTS

         Steiner Leisure sells high quality personal care products for men and women. The products sold on ships are duty free and tax free. We also offer our products through our Atlantis Spa, the retail outlets of our Florida schools, the Elemis Beautiful Skin Centres and salons, retail stores and other third party land-based retail and wholesale outlets. We also sell products through mail order and our website at www.steinerleisure.com. The beauty products offered include aromatherapy oils as well as cleansers, creams and other skin care products and cleaning accessories. Hair care products offered include shampoos, moisturizers and lotions. Most of the products sold by us are from our "Elemis" and "La Therapie" product lines. As of March 1, 2000, Steiner Leisure sold 148 "Elemis" skin and hair care products made primarily from premium quality natural ingredients and 27 premium quality "La Therapie" skin care products. Almost all of the raw materials for "Elemis" and "La Therapie" products are sourced from a premier French manufacturer under an agreement that expires in 2001. Production, packaging and distribution of our "Elemis" and "La Therapie" products are conducted at our facilities in Bridgewater, England. We recently updated our product manufacturing equipment to expand our production capacity.

         We have begun to train the students attending our Florida schools in the use of our Elemis products. The three Elemis Beautiful Skin Centres operated in Hong Kong by a licensee of ours also sell our Elemis product range.

         We also sell the products of third parties, including 18 private label products manufactured by other companies and sold by us under the "Steiner" brand name.

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

CRUISE LINE AGREEMENTS

         Our cruise line agreements give us the right to offer our services and products on board ships. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the agreements cover all of the then-operating ships of a cruise line. New arrangements must often be negotiated between us and a cruise line as ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately two and one-half years as of March 1, 2000. As of that date, cruise line agreements that expire within one year covered 45 of the 106 ships served by us. These 45 ships accounted for approximately 17.7% of our revenues for 1999.

         The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 1, 2000, agreements for three ships provide for termination for any reason by the cruise line on six months notice, for six ships on 90 days' notice and for one ship on 60 days' notice.

         Steiner Leisure is obligated to make minimum payments to certain cruise lines (as well as in connection with the Atlantis Spa) regardless of the amount of revenues we receive from customers. As of December 31, 1999, these payments are required by cruise line agreements covering a total of 85 ships served by us and 23 additional ships not yet in service. As of December 31, 1999, Steiner Leisure had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by us) of approximately:
$21.0 million in 2000, $16.8 million in 2001, $18.7 million in 2002 and $22.0 million in 2003, $23.7 million in 2004 and $26.3 million thereafter.

RECENT LAND-BASED ACTIVITIES

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


         In August 1999, we acquired from Florida College of National Health, Inc., and began operating four post-secondary schools in Florida offering degree and non-degree courses in massage therapy, skin care and related areas. As of March 1, 2000, 768 students attended our schools. We are eligible to participate in student financial assistance programs administered by the U.S. Department of Education (the "U.S. DOE") and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs. During 1999, revenues from our Florida schools represented two percent of our total revenues.

         We believe these schools have the potential to provide us with the services of skilled and trained staff for our land-based and shipboard facilities and will assist us in creating new channels for distribution of our Elemis product range.

         In January 2000, we entered into an agreement to acquire a total of five additional post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia for approximately $4.0 million in cash. The closing of the transaction is subject to the fulfillment of certain conditions, and the transaction is further subject to a post-closing condition requiring regulatory approval of the acquisition by the U.S. Department of Education.

COMPETITION

         Steiner Leisure is the leading worldwide provider of hair, beauty, massage and fitness services, and skin and hair care products on board cruise ships. However, we compete with passenger activity alternates on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A number of cruise lines currently perform the shipboard services performed by us with their own personnel, and one or more additional cruise lines could elect to perform these services themselves. There currently are several other entities offering services to the cruise industry similar to those provided by us. Recently, we learned that Mandara Spas will be replacing us on the two ships we serve for Silverseas. In addition, Harding Brothers is currently serving two ships formerly served by us.


         Our Atlantis Spa and the Elemis Beautiful Skin Centres compete with a variety of other operators of land-based day spas and beauty salons, including those with greater resources than Steiner Leisure. Our Florida schools compete with other providers of similar training in Florida and elsewhere in the United States, including large entities with greater resources than ours.

         Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition than our products.


REGULATION

         The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization had been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely effect certain of the cruise lines, including those with which we have cruise line agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry.

         Steiner Leisure's advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulations under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union designed to protect consumers or the environment could adversely effect or increase the cost of advertising, marketing and packaging our products.

         Steiner Leisure's land-based operations, including our Atlantis Spa and the Florida schools, are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely effect our ability to sell, or could increase the cost of our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for Steiner Leisure-trained employees at our land-based facilities.

         The Florida Schools are subject to regulation by the Florida Department of Education. These schools also are eligible to participate in student financial assistance programs administered by the U.S. DOE. In order to continue to be eligible for these programs, these schools must satisfy certain criteria established by the DOE and our administration of these financial aid programs is subject to periodic review by regulatory authorities. A failure to satisfy the DOE criteria could result in a limitation, suspension or termination of our eligibility to participate in these programs as well as certain financial penalties. In addition, these programs are subject to political and budgetary considerations and we cannot assure you that funding for these programs will be maintained at current levels.

EMPLOYEES

         As of March 1, 2000, Steiner Leisure had a total of 1,334 employees. Of that number, 1,030 worked on cruise ships, 60 worked at the Atlantis Spa, 61 were involved in teaching at our Florida schools, 37 were involved in the recruiting and training of our onboard personnel, 37 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 109 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has one to three managers on board each ship we serve. Shipboard employees' compensation consists of salary plus a commission based on the volume of revenues generated by the employee. A manager's compensation is based on the performance of the team under the manager's supervision. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

         Personnel working at the Elemis Beautiful Skin Centres are employees of the operator of these facilities.

ITEM 2.  PROPERTIES

         Steiner Leisure's corporate office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC (formerly, CT Maritime Services, L.C.), a Florida subsidiary of Steiner Leisure, is located in Miami, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our Florida schools are located in Pompano Beach, Miami, Altamonte Springs and Sarasota. Our training facilities and the administrative offices of our Elemis Limited subsidiary are located in Stanmore, England. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. All of the above-described properties are leased, and Steiner Leisure believes that alternative sites are readily available on competitive terms in the event that any of the leases are not renewed.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, in the ordinary course of business, Steiner Leisure is party to various claims and legal proceedings. Currently, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of Steiner Leisure.

                    NAME                       AGE                          POSITION
                    ----                       ---                          --------
              Clive E. Warshaw                 57           Chairman of the Board and Chief Executive Officer
              Leonard I. Fluxman               41           President and Chief Operating Officer and a Director
              Michele Steiner Warshaw          54           Executive Vice President and a Director
              Amanda Jane Francis              33           Senior Vice President-- Operations of Steiner Transocean
              Sean C. Harrington               33           Managing Director of Elemis Limited
              Carl S. St. Philip, Jr.          33           Vice President and Chief Financial Officer

         Clive E. Warshaw has served as our Chairman of the Board and Chief Executive Officer since November 1995. Mr. Warshaw joined Steiner Group in 1982. Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michele Steiner Warshaw.

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

         Amanda Jane Francis has served as Senior Vice President -- Operations of Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, since November 1995, and of Steiner Group from June 1994 until November 1995. From 1989 until June 1994, Ms. Francis was the Director of Training for Steiner Group. From 1982 until 1989, Ms. Francis held other land-based and shipboard positions with Steiner Group.

         Sean C. Harrington has served as Managing Director of our Elemis Limited subsidiary since January 1996. Mr. Harrington also oversees our United Kingdom operations and our Dubai and Elemis Beautiful Skin Centre operations. From July 1993 through December 1995, he served as Sales Director, and from May 1991 until July 1993, as United Kingdom Sales Manager of Elemis Limited.

         Carl S. St. Philip, Jr. has served as Vice President and Chief Financial Officer of Steiner Leisure since January 1999. From July 1997 through December 1998, he served as our Vice President -- Finance. From January 1997 through December 1998, Mr. St. Philip served as Vice President -- Finance of our Steiner Management Services LLC subsidiary. Mr. St. Philip joined us in June 1994 when we acquired CTO. Mr. St. Philip served as Assistant Controller of CTO from June 1991 until June 1993, and as CTO's Controller from June 1993 until December 1996, when CTO was liquidated. Mr. St. Philip, a certified public accountant, was employed by Laventhol and Horwath from 1989 to 1991.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON SHARES AND RELATED MATTERS


         Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Stock Market (as adjusted for our 3-for-2 share split effected on April 28, 1998).

1998                                                       HIGH            LOW
----                                                       -----           ---
First Quarter ....................................        $35.67         $18.17
Second Quarter....................................         34.25          24.13
Third Quarter.....................................         32.63          15.13
Fourth Quarter....................................         32.25          14.38

1999                                                       HIGH            LOW
----                                                       -----           ---
First Quarter ....................................        $35.38         $22.00
Second Quarter....................................         35.88          27.13
Third Quarter.....................................         34.75          22.69
Fourth Quarter....................................         25.63          12.75

         As of March 20, 2000, there were 30 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 2,800 beneficial owners of the common shares.

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

         Dividends and other distributions from Bahamas international business companies ("IBCs"), such as Steiner Leisure and its Bahamas IBC subsidiaries, are not subject to exchange control approval by the Central Bank of The Bahamas (the "Central Bank"). However, the exemption from such approval requirements expires in 2015. We cannot assure you that the exemption will continue beyond such date or that Bahamas law will not be amended prior to the year 2015 to eliminate such exemption. Our subsidiary that operates the Atlantis Spa is a Bahamas domestic company. Dividends from that subsidiary are subject to exchange control approval by the Central Bank.

ITEM 6.  SELECTED FINANCIAL DATA.

         Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 1999. The balance sheet data as of December 31, 1998 and 1999 and the statement of operations data for the years ended December 31, 1997, 1998 and 1999 have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 1995, 1996 and 1997, and the statement of operations data for the years ended December 31, 1995 and 1996, are derived from our financial statements which have been audited by Arthur Andersen LLP. These financial statements are not included herein. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------------

                                                             1995             1996            1997            1998           1999
                                                           ---------       ---------       ---------       ---------       ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Services                                                $  35,764       $  43,122       $  50,113       $  59,741       $  76,958
   Products                                                   18,648          26,458          33,863          41,647          52,825
                                                           ---------       ---------       ---------       ---------       ---------
         Total revenues                                       54,412          69,580          83,976         101,388         129,783
                                                           ---------       ---------       ---------       ---------       ---------
Cost of revenues:
   Cost of services                                           29,623          33,446          39,085          46,142          59,037
   Cost of products                                           16,309          18,699          23,110          28,227          36,824
                                                           ---------       ---------       ---------       ---------       ---------
         Total cost of revenues                               45,932          52,145          62,195          74,369          95,861
                                                           ---------       ---------       ---------       ---------       ---------
         Gross profit                                          8,480          17,435          21,781          27,019          33,922
                                                           ---------       ---------       ---------       ---------       ---------
Operating expenses:
     Administrative                                            3,100           3,396           3,862           4,801           5,946
     Salary and payroll taxes                                  1,925           3,973           4,344           4,979           6,025
     Amortization of CTO intangibles                           2,292           2,477           1,089              --              --

     Amortization of Goodwill                                     --              --              --              --             192
                                                           ---------       ---------       ---------       ---------       ---------

         Total operating expenses                              7,317           9,846           9,295           9,780          12,163
                                                           ---------       ---------       ---------       ---------       ---------
         Income from operations                                1,163           7,589          12,486          17,239          21,759
Other income (expense)                                          (370)           (168)            908           1,737           1,457
                                                           ---------       ---------       ---------       ---------       ---------
     Income before provision for income
         Taxes and minority interest                             793           7,421          13,394          18,976          23,216
                                                           ---------       ---------       ---------       ---------       ---------
Provision for income taxes:
   Current                                                     1,356           1,750           1,147           1,296           1,341
   Nonrecurring                                                   --           3,200              --              --              --
                                                           ---------       ---------       ---------       ---------       ---------

         Total provision for income taxes                      1,356           4,950           1,147           1,296           1,341
                                                           ---------       ---------       ---------       ---------       ---------
Income before minority interest                                 (563)          2,471          12,247          17,680          21,875
Minority interest
                                                                  --              --              --              (4)             18
                                                           ---------       ---------       ---------       ---------       ---------

Net income (loss)                                          $    (563)      $   2,471       $  12,247       $  17,676       $  21,893
                                                           =========       =========       =========       =========       =========
Earnings (loss) per common share (1)
   Basic                                                   $   (0.04)      $    0.17       $    0.76       $    1.08       $    1.35
                                                           =========       =========       =========       =========       =========
   Diluted                                                 $   (0.04)      $    0.17       $    0.73       $    1.04       $    1.31
                                                           =========       =========       =========       =========       =========
   Basic weighted average shares outstanding                  14,337          14,556          16,202          16,401          16,215
   Diluted weighted average shares outstanding                14,337          14,684          16,693          16,960          16,720

BALANCE SHEET DATA:
Working capital                                            $      22       $  12,595       $  25,644       $  35,872       $  35,105
Total assets                                                  13,320          26,656          37,137          53,654          68,674
Long-term debt                                                 3,020              --              --              --              --
Shareholders' equity                                           3,574          16,080          28,513          43,691          53,997

---------------------

(1) We effected a 3-for-2 split of our common shares on each of October 24, 1997 and April 28, 1998. The share and per share data above reflect these share splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Steiner Leisure is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. We sell our services and products to cruise passengers. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. In 1999 we began offering services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Also in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at four schools in Florida.

         Cost of revenues includes:

         - cost of services, including an allocable portion of wages paid to shipboard and land-based spa employees, rent payments to cruise lines and the Atlantis Resort (which are a percentage of services revenues or a minimum annual rent or a combination of both) and other staff-related shipboard expenses as well as, with respect to our Florida schools, directly attributable campus costs such as rent and employee wages; and

         - cost of products, including an allocable portion of wages paid to shipboard employees, rent payments to cruise lines and the owners of the Atlantis Resort (as noted above) and other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

         Cost of revenues may be affected by, among other things, sales mix, production levels, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues payable as rent payments and/or, as the case may be, the amount of minimum annual rental payments over the terms of such agreements. Rent payments may also be increased under new agreements with cruise lines that replace expiring agreements. In general, Steiner Leisure has experienced increases in rent payments as a percentage of revenues upon entering into new agreements with cruise lines.


         Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount would not be a material component of the cost of services rendered and would not be practicable to identify separately.

         Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses included goodwill amortization related to the acquisition of CTO for the three year period ended June 1997 and the acquisition of our Florida schools in 1999.

         Steiner Leisure and Steiner Transocean, our subsidiary that conducts our shipboard operations, are Bahamas international companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. More than 87.0% of our income for 1999 was not subject to United States or United Kingdom income tax. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, which accounted for a total of 7.2% of our pretax income for 1999, will be subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells our products in the U.S.), Steiner Management Services, LLC (which performs administrative services) and FCNH, Inc. (which operates our Florida schools), will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase. Our Bahamas subsidiary which conducts our Atlantis Spa operations is not an IBC and is subject to tax on its revenues of approximately one percent.


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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                      YEAR ENDED DECEMBER 31,
                                                1997          1998          1999
                                                -----         -----         -----
Revenues:
  Services .............................         59.7%         58.9%         59.3%
  Products .............................         40.3          41.1          40.7
                                                -----         -----         -----
         Total revenues ................        100.0         100.0         100.0
                                                -----         -----         -----
Cost of revenues:
  Cost of services .....................         46.5          45.5          45.5
  Cost of products .....................         27.5          27.9          28.4
                                                -----         -----         -----
         Total cost of revenues ........         74.0          73.4          73.9
                                                -----         -----         -----
         Gross profit ..................         26.0          26.6          26.1
                                                -----         -----         -----
Operating expenses:
  Administrative .......................          4.6           4.7           4.6
  Salary and payroll taxes .............          5.2           4.9           4.6
  Amortization of CTO intangibles ......          1.3            --            --
  Amortization Goodwill ................           --            --            .1
                                                -----         -----         -----
         Total operating expenses ......         11.1           9.6           9.3
                                                -----         -----         -----
         Income from operations ........         14.9          17.0          16.8
Other income ...........................          1.1           1.7           1.1
                                                -----         -----         -----
Income before provision for income taxes         16.0          18.7          17.9
                                                -----         -----         -----
Provision for income taxes:
  Current and deferred .................          1.4           1.3           1.0
                                                -----         -----         -----
    Total provision for income taxes ...          1.4           1.3           1.0
                                                -----         -----         -----
Net income .............................         14.6%         17.4%         16.9%
                                                =====         =====         =====

1999 COMPARED TO 1998

         REVENUES. Revenues increased approximately 28.0%, or $28.4 million, to $129.8 million in 1999 from $101.4 million in 1998. Of this increase, $17.2 million was attributable to an increase in services revenues and $11.2 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of five additional spa ships in service in 1999 compared to 1998 and the commencement of operations at the Atlantis Spa and our Florida schools in the first and third quarters of 1999, respectively. We had an average of 938 shipboard staff members in service in 1999 compared to an average of 842 shipboard staff members in service in 1998. Revenues per staff per day increased by 11.9% to $347 in 1999 from $310 in 1998.

         COST OF SERVICES. Cost of services as a percentage of services revenues decreased to 76.7% in 1999 from 77.2% in 1998. This decrease was due to an increase in productivity of onboard staff during 1999, increased revenues on ships where we are subject to minimum annual rental payments and a decrease in the rent allocable to services on ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999.

         COST OF PRODUCTS. Cost of products as a percentage of products revenues increased to 69.7% in 1999 from 67.8% in 1998. This increase was due to an increase in the rent allocable to products sales on cruise ships covered by an agreement which was renewed in 1998 and became effective in the first quarter of 1999, and discounts offered on certain Elemis products. This increase was partially offset by increases in productivity of our shipboard staff.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues decreased to 9.3% in 1999 from 9.6% in 1998. This decrease was primarily attributable to the increase in revenues from the additional ships in service during 1999 compared to 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.8% in 1999 from an overall effective rate of 6.8% in 1998 due to a one-time tax charge of $237,000 recorded with respect to Elemis Limited during the third quarter of 1998 resulting from the sale of the rights to the "Elemis" name and certain other rights to Cosmetics Limited, a Bahamas subsidiary of Steiner Leisure.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 6.8% in 1998 from an overall effective rate of 8.6% in 1997 due to the impact of non-tax deductible amortization of intangibles in 1997. Without such amortization of intangibles, the overall effective rate in 1998 would have been 6.8%, compared to 7.9% in 1997. The decrease in the overall effective rate was also partially attributable to income earned in jurisdictions that do not tax our income increasing at a greater rate than income in jurisdictions that tax our income.

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth selected statement of operations data on a quarterly basis for 1998 and 1999 and the percentage of revenues represented by the line items presented. Although certain cruise lines have experienced moderate seasonality, we believe that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on our results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on our revenues. However, due to our dependence on the cruise industry, Steiner Leisure's revenues may in the future be effected by seasonality. The quarterly selected statement of operations data set forth below were derived from the Unaudited Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

                                                     FISCAL 1998
                                -------------------------------------------------------
                                   FIRST        SECOND          THIRD         FOURTH
                                  QUARTER       QUARTER        QUARTER        QUARTER
                                ----------     ----------     ----------     ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ...................    $   22,935     $   24,335     $   26,943     $   27,175
Gross profit ...............         6,023          6,500          7,249          7,247
Administrative, salary and
payroll taxes ..............         2,303          2,408          2,471          2,598
Income from operations .....         3,720          4,092          4,778          4,649
Net income .................         3,836          4,244          4,713          4,883
Diluted earnings per share .    $     0.23     $     0.25     $     0.28     $     0.29

AS A PERCENTAGE OF REVENUES:
Gross profit ...............          26.3%          26.7%          26.9%          26.7%
Administrative, salary and
payroll taxes ..............          10.0%           9.9%           9.2%           9.6%
Income from operations .....          16.2%          16.8%          17.7%          17.1%
Net income .................          16.7%          17.4%          17.5%          18.0%

                                                       FISCAL 1999
                                -------------------------------------------------------
                                  FIRST          SECOND         THIRD          FOURTH
                                 QUARTER         QUARTER       QUARTER         QUARTER
                                ----------     ----------     ----------     ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ...................    $   29,354     $   29,933     $   34,407     $   36,089
Gross profit ...............         7,699          7,777          8,947          9,499
Administrative, salary and
payroll taxes ..............         2,840          2,832          3,099          3,392
Income from operations .....         4,859          4,945          5,848          6,107
Net income .................         5,011          5,017          5,874          5,991
Diluted earnings per share .    $     0.30     $     0.30     $     0.35     $     0.37

AS A PERCENTAGE OF REVENUES:
Gross profit ...............          26.2%          26.0%          26.0%          26.3%
Administrative, salary and
payroll taxes ..............           9.7%           9.5%           9.0%           9.4%
Income from operations .....          16.5%          16.5%          17.0%          16.9%
Net income .................          17.1%          16.7%          17.1%          16.6%

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities was $23.4 million in 1999, $15.2 million in 1998 and $11.6 million in 1997. Steiner Leisure had working capital of approximately $35.1 million at December 31, 1999, compared to $35.9 million at December 31, 1998.

         In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures will be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. We anticipate that any other land-based spas that we operate in the future would require expenditures of at least that amount.

         In August 1999, Steiner Leisure acquired four post-secondary massage therapy and skin care schools from Florida College of Natural Health, Inc. for approximately $7.9 million in cash (including purchase price adjustments) and $1.0 million in Steiner Leisure common shares. The cash portion of the purchase price was funded from our working capital. We have entered into an agreement to acquire a total of five additional post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia for approximately $4.0 million in cash. This amount will be funded from our working capital. The closing of the transaction is subject to the fulfillment of certain conditions, and the transaction is further subject to a post-closing condition requiring regulatory approval of the acquisition by the U.S. Department of Education.

         During 1998 and 1999, we purchased a total of 312,750 and 740,000, respectively, of our common shares in the open market for an aggregate purchase prices of $4.9 million and $12.2 million, respectively. These purchases were made pursuant to a share purchase program authorized by our board of directors. As of March 1, 2000, we have repurchased 1,052,750 of the 1,687,250 shares authorized under the share repurchase program.

         We believe that cash generated from operations is sufficient to satisfy the cash required to operate our business. Any significant acquisition may require outside financing. We currently do not have any agreement with respect to an acquisition, other than with respect to the five schools described above.

INFLATION

         Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a number of cruise passengers reside, could have a material effect on the cruise industry upon which we are dependent.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "will," "intend," "expect," "proposed," "anticipate," "believe," "estimate" and similar expressions are intended to identify such forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth below under "Certain Factors That May Affect Future Operating Results." We cannot promise that our expectations in such forward-looking statements will be correct. We do not undertake to update any forward-looking statements that we may make.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information set forth, or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating Steiner Leisure and its business.


WE DEPEND ON OUR AGREEMENTS WITH CRUISE LINES

         Our revenues are generated primarily on cruise ships. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship as of March 1, 2000, of approximately two and one-half years. As of that date, cruise line agreements that expire within one year, covered 45 of the 106 ships served by us. These 45 ships accounted for approximately 17.7% of our 1999 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. These agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 1, 2000, an agreement for three ships provided for termination for any reason by the cruise line on six months' notice, for six ships on 90 days' notice and for one ship on 60 days' notice. Our cruise line agreements may, therefore, be terminated prior to their specified termination dates.


WE DEPEND ON THE CRUISE INDUSTRY


         Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. According to CLIA, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 2.2 million passengers in 1985 to approximately 5.9 million in 1999. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

         The cruise industry is subject to significant risks that could effect our results of operations. Recently, industry analysts have expressed concern regarding potential over-capacity of ships operated by the cruise lines. Such over-capacity could adversely effect the cruise industry.


         The cruise lines operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. Historically, such events have adversely effected demand for cruise vacations. Severe weather conditions, both at sea and at ports of embarkation, publicized operational difficulties or outbreaks of disease on cruise ships also could adversely effect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Any strikes or other disruptions of airline service could adversely effect the ability of cruise passengers to reach their ports of embarkation.


         Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing vacations. In addition, public demand for vacation activities is influenced by general economic conditions. A majority of cruise passengers we serve reside in North America. Periods of general economic recession, particularly in North America, could have a material adverse effect on the cruise industry and could also have a material adverse effect on our business, results of operations and financial condition.


WE DEPEND ON CERTAIN CRUISE COMPANIES


         As a result of the consolidation of the cruise industry, the number of independent cruise companies has decreased in the past few years. Industry analysts believe that further consolidation of the cruise industry may occur. As a result of industry consolidation, a small number of cruise companies, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 1999: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) - 32.0%; Royal Caribbean (including Celebrity) -25.2%; and Peninsular and Oriental Steam Navigation Company (including Princess, P&O and P&O European Ferries) - 12.9%. These companies also accounted for 68 of the 106 ships served by us as of March 1, 2000. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

WE ARE REQUIRED TO MAKE MINIMUM PAYMENTS UNDER OUR AGREEMENTS AND FACE INCREASING RENTS

         Steiner Leisure is obligated to make minimum payments to certain cruise lines (as well as in connection with the Atlantis Spa) regardless of the amount of revenues we receive from customers. Accordingly, we could be obligated to pay more than the amount collected from customers or might not receive revenues sufficient to cover our costs. As of December 31, 1999, these payments are required by cruise line agreements covering a total of 84 ships served by us and 23 additional ships not yet in service. As of December 31, 1999, Steiner Leisure had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by us) of approximately: $21.0 million in 2000, $16.8 million in 2001, $18.7 million in 2002, $22.0 million in 2003,
$23.7 million in 2004 and $26.3 million thereafter. These amounts could increase under new, or renewed cruise line agreements.

         In general, Steiner Leisure has experienced increases in rent payments, as a percentage of revenues, upon entering into new agreements with cruise lines.


WE DEPEND ON OUR KEY OFFICERS AND QUALIFIED SHIPBOARD EMPLOYEES

         Our continued success depends to a significant extent on our senior officers, including Clive E. Warshaw, Chairman of the Board and Chief Executive Officer, Leonard I. Fluxman, President and Chief Operating Officer, and Michele Steiner Warshaw, Executive Vice President. Mr. Warshaw and Ms. Warshaw are married. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. Steiner Leisure has employment agreements with Mr. Warshaw, Mr. Fluxman and Ms. Warshaw, and has taken out key person life insurance policies on them. Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our shipboard and land-based facilities. Shipboard employees typically are employed pursuant to agreements with terms of eight months; land-based spa employees' agreements are for terms of one year. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite skills necessary for our business. If we are unable to attract a sufficient number of qualified applicants, our business, results of operations and financial condition could be materially adversely affected.


WE DEPEND ON A SINGLE PRODUCT MANUFACTURER

         Almost all of the ingredients and other materials for our "Elemis" and "La Therapie" beauty products are produced by a single manufacturer, pursuant to an agreement terminating in 2001. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

POSSIBLE ADVERSE CHANGES IN THE TAXATION OF STEINER LEISURE

Steiner Leisure is a Bahamas international business company ("IBC") that, directly or indirectly, owns:

         - Steiner Transocean Limited, our principal subsidiary and a Bahamas IBC that conducts our shipboard operations;

         - FCNH, Inc., a Florida corporation through which we operate our Florida schools;

         - Steiner Spa Resorts Limited, a Bahamas company, which operates our Atlantis Spa ("Steiner Spa");

         - Steiner Management Services LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from Steiner Transocean and other subsidiaries ("Management Services");

         - Steiner Beauty Products, Inc., a Florida corporation that sells skin and hair care products ("Steiner Beauty"); and


         - Cosmetics Limited, a Bahamas IBC that owns the rights to, and distributes our Elemis and La Therapie products.

         Steiner Leisure also owns all, or almost all, of the shares of additional United States, Bahamas, United Kingdom and other subsidiaries through which we conduct our business.


         Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas or other tax, except as set forth below. Steiner Leisure's United States subsidiaries are subject to U.S. income tax as a consolidated group at regular corporate rates up to 35%. Steiner Leisure believes that none of its other income will be effectively connected with our deemed conduct of business in the United States and, accordingly, that our remaining income will not be subject to United States federal income tax.

         Steiner Transocean is a Bahamas IBC and is not subject to Bahamas tax. As discussed above, a foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States. We believe that Steiner Transocean's income will be foreign-source income, none of which will be effectively connected to a business it conducts in the United States. This belief is based on:

         - all of Steiner Transocean's shipboard spa and salon services being performed outside the United States and its possessions and their respective territorial waters;

         - passage of title and transfer of ownership of all beauty products sold by Steiner Transocean taking place outside the United States; and

         - the activities performed on behalf of Steiner Transocean in the United States not being a material factor in generating income for Steiner Transocean.

         However, a portion of Steiner Transocean's income could be subject to United States federal income tax:

         - to the extent the first two activities described above were considered by the United States Internal Revenue Service (the "IRS") to occur in the United States, its possessions or territorial waters; or

         - if the activities performed on behalf of Steiner Transocean in the United States were considered to be a material factor in generating Steiner Transocean's income.

         In that event, Steiner Transocean would be subject to U.S. federal income tax at a rate of up to 35%.


         Steiner Spa is subject to a Bahamas tax of approximately one percent on its revenues.



         Management Services receives payments from Steiner Transocean in return for certain administrative services it provides to Steiner Transocean. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arms' length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Management Services. This reallocation also could result in the imposition of interest and penalties. Management Services and Steiner Beauty also may be subject to additional U.S. state and local income, franchise and other taxes.

         Our United Kingdom subsidiaries provide goods and services to Steiner Transocean and Cosmetics Limited. The United Kingdom Inland Revenue authorities may assert that these transactions do not contain arms' length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the U.K. tax on us. This reallocation also could result in the imposition of interest and penalties.

         In 1999, Steiner Leisure paid tax at an aggregate rate of 5.8% on its income. We cannot assure that future income will be taxed at this rate.

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

WE FACE COMPETITION ON SHIPS AND ON LAND

         We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A number of cruise lines currently perform the shipboard services performed by us with their own personnel, and one or more additional cruise lines could elect to perform these services themselves. Recently, we learned that Mandara Spas will be replacing us on the two ships we serve for Silver Seas. In addition, Harding Brothers is currently serving two ships formerly served by us.

         Our Atlantis Spa and the Elemis Beautiful Skin Centres compete with a variety of other operators of land-based day spas and beauty salons, including those with greater resources than Steiner Leisure. Our Florida schools compete with other providers of similar training in Florida and elsewhere in the United States, including those with greater resources than ours.


         Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition than our products, including large entities with greater resources than ours.


OUR LAND-BASED OPERATIONS FACE VARIOUS RISKS

         In February 1999, we began operating a spa facility at the Atlantis Resort on Paradise Island in The Bahamas. During 1998 we licensed rights to a third party to operate three Elemis Beautiful Skin Centres, land-based day spas in Hong Kong. Before these operations, we had no experience in land-based spa operations or the operation of a licensed business. In order to successfully conduct company-operated land-based businesses such as our Atlantis Spa, we will be dependent on our ability to hire and retain the services of qualified personnel.

         Our Atlantis Spa operations and the Elemis Beautiful Skin Centre operations will be undertaken outside of the United States. These operations are subject to certain risks, including adverse developments in the foreign political and economic environment, varying governmental regulations, foreign currency fluctuations, potential difficulties in supervising foreign operations, and potential adverse tax consequences. Any of these factors could have a material adverse effect on these operations.

         In August 1999, we acquired four post-secondary schools in Florida offering degree and non-degree programs in massage therapy, skin care and related areas. In January 2000, we entered into an agreement to acquire a total of five massage therapy schools in Maryland, Virginia and Pennsylvania. We have had no prior experience in operations of this type and we cannot assure you that these or any other acquired businesses will perform as we anticipate. If we are unable to successfully operate, and integrate into our existing businesses, the four Florida schools, the five schools proposed to be acquired (if they are so acquired), and any similar operations that we may acquire in the future, our business, results of operations and financial condition could be materially adversely affected.

GOVERNMENT REGULATION COULD ADVERSELY EFFECT US

         Steiner Leisure's advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union, designed to protect consumers or the environment could materially adversely affect, or increase the cost of advertising, manufacturing and packaging our products.

         Steiner Leisure's land-based operations, including our Atlantis Spa and our Florida schools are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely effect our ability to sell, or could increase the cost of our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for Steiner Leisure-trained employees at our land-based facilities.

         The Florida Schools are subject to regulation by the Florida Department of Education. These schools also are eligible to participate in student financial assistance programs administered by the U.S. DOE. In order to continue to be eligible for these programs, these schools must satisfy certain criteria established by the DOE and our administration of these financial aid programs is subject to periodic review by regulatory authorities. A failure to satisfy the DOE criteria could result in a limitation, suspension or termination of our eligibility to participate in these programs as well as certain financial penalties. In addition, these programs are subject to political and budgetary considerations and we cannot assure you that funding for these programs will be maintained at current levels. Because the majority of the students at our Florida schools receive financial assistance under these programs, any such limitation, suspension or termination could have a material adverse effect on our business, results of operations and financial condition.


PRODUCT LIABILITY AND OTHER POTENTIAL CLAIMS COULD ADVERSELY EFFECT US

         The nature and use of Steiner Leisure's products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services or suffered adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales.

WE ARE NOT A UNITED STATES COMPANY AND, AS A RESULT, THERE ARE SPECIAL RISKS

         Our corporate affairs are governed by our Memorandum of Association and Articles of Association, which are similar to the articles of incorporation and bylaws of a United States corporation, and the International Business Companies Act, 1989 of The Bahamas (the "IBC Act"). There are very few reported judicial cases under the IBC Act. Accordingly, the rights and remedies of our public shareholders in the face of actions by our management, directors or shareholders are less clearly established than would be the case with a company incorporated in the United Kingdom or a United States jurisdiction.

         Certain of our directors and executive officers reside outside the United States. A substantial portion of our assets and the assets of those persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. It also may not be possible to enforce against them or Steiner Leisure judgments obtained in United States courts based on the civil liability provisions of the United States federal securities laws. In the opinion of Harry
B. Sands & Company, our Bahamas counsel:

         - it is unlikely that Bahamian courts would entertain original actions against Bahamas companies or their directors or officers based solely upon United States federal securities laws;

         - judgments predicated upon any civil liability provisions of the U.S. federal securities laws are not directly enforceable in The Bahamas; rather, a lawsuit must be brought in The Bahamas on any such judgment; and

         - in general, a judgment obtained after due trial by a court of competent jurisdiction, which is final and conclusive as to the issues in contention, is actionable in Bahamian courts and is impeachable only upon the grounds of (i) fraud, (ii) public policy and (iii) natural justice.

FAILURE TO OBTAIN YEAR 2000 COMPLIANCE MAY HAVE ADVERSE EFFECTS ON US

         While we have not experienced any material disruption of our business due to year 2000 computer problems, the failure of a cruise line customer or supplier of ours, to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of our normal business activities or operations. We believe that our biggest risks related to the Year 2000 issue are associated with potential concerns with cruise line customers and major third party suppliers of services or products. The most reasonably likely source of Year 2000 risk with respect to our cruise line customers would be the disruption of transportation channels that deliver passengers to cruise ships. The disruption of transportation channels could also impede our ability to deliver our products to intended points of sale or the ability of our staff to report to the ships to which they are assigned. This could materially adversely affect our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Arthur Andersen LLP dated February 29, 2000, are filed as part of this report, beginning on page F-l.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of Steiner Leisure and compliance with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, under the captions "Proposal 1 - Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the definitive proxy statement of Steiner Leisure to be filed no later than April 29, 2000 (the "Proxy Statement") is incorporated by reference herein. Information with respect to executive officers may be found under the caption "Executive Officers of the Registrant" herein.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the captions "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                    Report of Independent Certified Public Accountants

                    Consolidated Balance Sheets as of December 31, 1998 and 1999

                    Consolidated Statements of Operations for the years ended
                      December 31, 1997, 1998 and 1999

                    Consolidated Statements of Shareholders' Equity for the
                      years ended December 31, 1997, 1998 and 1999

                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 1997, 1998 and 1999

                    Notes to Consolidated Financial Statements

              (2)   Financial Statement Schedules

                    Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

              (3)   Exhibit Listing

                    See list of the exhibits at 14(c), below.

          (b)       Reports on form 8-K

                    No reports on form 8-K were filed during the fourth quarter of fiscal year 1999.

(c)      The following is a list of all exhibits filed as a part of this report:

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
2.1      Plan of Complete Liquidation and Dissolution of Coiffeur Transocean
         (Overseas), Inc.(1)

3.1      Amended and Restated Memorandum of Association of Steiner Leisure
         Limited(2)

3.2      Amended and Restated Articles of Association of Steiner Leisure
         Limited(3)

4.1 Specimen of common share certificate 4 10.1 Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E.
         Warshaw(4)+

10.1     Employment Agreement dated as of October 17, 1996 between Steiner
         Leisure Limited and Clive E. Warshaw(5)+

10.1(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 1997(6)+

10.1(b)  Second Amendment to Employment Agreement between Steiner Leisure
         Limited and Clive E. Warshaw dated as of April 20, 1998(7)+

10.2     Employment Agreement dated as of October 23, 1996 between Steiner
         Leisure Limited and Leonard I. Fluxman(1)+

10.2(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Leonard I. Fluxman dated as of March 25, 1997(6)+

10.2(b)  Second Amendment to Employment Agreement between Steiner Leisure
         Limited and Leonard I. Fluxman dated as of December 19, 1997(3)+

10.3     Employment Agreement dated as of October 21, 1996 between Steiner
         Leisure Limited and Michele Steiner Warshaw(5)+

10.3(a) Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of March 25, 1997(6)+

10.3(b)  Second Amendment to Employment Agreement between Steiner Leisure
         Limited and Michele Steiner Warshaw dated as of April 20, 1998(7)+

10.4     Employment Agreement dated as of October 17, 1996 between Steiner
         Transocean Limited and Amanda Jane Francis(5)+

10.4(a)  Amendment No. 1 to Employment Agreement between Steiner Transocean
         Limited and Amanda Jane Frances dated as of March 25, 1997(6)+

10.4(b)  Second Amendment to Employment Agreement between Steiner Transocean
         Limited and Amanda Jane Francis dated as of April 20, 1998(3)

10.5 Service Agreement dated as of September 18, 1996 between Elemis Limited and Sean C. Harrington(4)+

10.5(a)  Amendment No. 1 to Service Agreement between Elemis Limited and Sean C.
         Harrington dated as of March 25, 1997(6)+

10.5(b)  Second Amendment to Service Agreement between Elemis Limited and Sean
         C. Harrington dated as of July 8, 1998(7)+

10.6     Amended and Restated 1996 Share Option and Incentive Plan(+)

10.7     Amended and Restated Non-Employee Directors' Share Option Plan(2)+

10.8 Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw,
         Steiner Leisure Limited and Linda D. Steiner(4)

10.9 Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas
         D. Steiner(4)

10.10 Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive
         E. Warshaw(4)

10.11    Product Agreement dated October 31, 1996 among Nicolas D. Steiner,
         Elemis Limited, Alban Muller International, Cosmetics Limited and Alban
         Muller(1)

10.12 Capital Contribution Agreement dated October 31, 1996 among Squire Trading Company Limited, Steiner Leisure Limited, Steiner Transocean Limited, Cosmetics Limited, STGR Limited and Nicolas D. Steiner(1)

10.13 Deferred Compensation Agreement dated as of December 31, 1996 between Steiner Leisure Limited and Leonard I. Fluxman(6)+

10.14 Split Dollar Insurance Agreement dated as of March 25, 1997 between Steiner Leisure Limited and Leonard I. Fluxman(6)+

10.15 Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options(8)*+

10.16 Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options(8)**+

10.17 Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options(8)*+

10.18 Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan(9)***+

10.19 Asset purchase Agreement, dated August 3, 1999 among FCNH, Inc., Steiner Leisure Limited, Florida College of Natural Health, Inc. Neal
         R. Heller, Elizabeth S. Heller, Daniel Stubbs, II, Arthur Keiser and Belinda Keiser.(2)

10.20 Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller(10)+

21       List of subsidiaries of Steiner Leisure Limited

27       Financial Data Schedule

23.1     Consent of Independent Certified Public Accountants

23.2     Consent of Harry B. Sands and Company

---------------------

(1) Previously filed with Amendment Number 4 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.


(2) Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.


(3) Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.


(4) Previously filed with Amendment Number 2 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

(5) Previously filed with Amendment No. 3 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

(6) Previously filed with annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(7) Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(8) Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(9) Previously filed with annual report on Form 10-K for the year ended December 31, 1997.

(10) Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

* Executed by United States based officers of the Company in connection with grants and options under the indicated plan.

** Executed by Non-United States based officers of the Company in connection with grants of options under the indicated plan.

*** Executed in connection with annual grants of options by non-employee directors under the indicated plan.

+    Management contract or compensatory plan or agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                                  STEINER LEISURE LIMITED


                                                  By:  /s/ CLIVE E. WARSHAW
                                                       Clive E. Warshaw
                                                       Chairman of the Board and
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

           Signature                              Title(s)                             Date
           ---------                              --------                             ----
/s/ CLIVE E.WARSHAW                     Chairman of the Board                    March 29, 2000
-------------------                     and Chief Executive Officer
Clive E. Warshaw                        (Principal Executive Officer)

/s/ LEONARD I. FLUXMAN                  President, Chief Operating Officer and   March 29, 2000
----------------------                  Director
Leonard I. Fluxman


/s/ CARL S. ST. PHILIP, JR              Vice President and Chief Financial       March 29, 2000
--------------------------              Officer (Principal Financial and
Carl S. St. Philip, Jr.                 Accounting Officer)



/s/ MICHELE STEINER WARSHAW             Director                                 March 29, 2000
---------------------------
Michele Steiner Warshaw


/s/ CHARLES D. FINKELSTEIN              Director                                 March 29, 2000
--------------------------
Charles D. Finkelstein


/s/ JONATHAN D. MARINER                 Director                                 March 29, 2000
-----------------------
Jonathan D. Mariner


/s/ STEVEN J. PRESTON                   Director                                 March 29, 2000
---------------------
Steven J. Preston

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Report of Independent Certified Public Accountants......................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999............................F-3

Consolidated Statements of Operations for the years ended December 31,
     1997, 1998 and 1999................................................................F-4

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1997, 1998 and 1999...................................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999...................................................F-6

Notes to Consolidated Financial Statements..............................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Steiner Leisure Limited and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited (a Bahamas international business company) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner Leisure Limited and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Miami, Florida,
  February 29, 2000.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                            ---------------------------------
                                                                                1998                 1999
                                                                            ------------         ------------
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..........................................        $ 10,058,000         $ 23,893,000
Marketable securities ..............................................          21,782,000            6,261,000
Accounts receivable ................................................           4,832,000            6,924,000
Accounts receivable - students .....................................                  --            2,503,000
Inventories ........................................................           8,002,000            7,514,000
Other current assets ...............................................           1,142,000            2,542,000
                                                                            ------------         ------------
  Total current assets .............................................          45,816,000           49,637,000
                                                                            ------------         ------------
PROPERTY AND EQUIPMENT, net ........................................           5,840,000            8,111,000
                                                                            ------------         ------------
GOODWILL, net ......................................................                  --            8,571,000
                                                                            ------------         ------------

OTHER ASSETS:
Trademarks and product formulations, net ...........................             290,000              261,000
License rights, net ................................................             740,000              733,000
Other ..............................................................             968,000            1,361,000
                                                                            ------------         ------------
  Total other assets ...............................................           1,998,000            2,355,000
                                                                            ------------         ------------
  Total assets .....................................................        $ 53,654,000         $ 68,674,000
                                                                            ============         ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable ...................................................        $  2,641,000         $  2,368,000
Accrued expenses ...................................................           6,434,000            9,019,000
Current portion of deferred tuition revenue ........................                  --            2,141,000
Current portion of capital lease obligations .......................              21,000                2,000
Income taxes payable ...............................................             848,000            1,002,000
                                                                            ------------         ------------
  Total current liabilities ........................................           9,944,000           14,532,000
                                                                            ------------         ------------
LONG TERM DEFERRED TUITION REVENUE .................................                  --              144,000
                                                                            ------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST ..................................................              19,000                1,000
                                                                            ------------         ------------

SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
  issued and outstanding ...........................................                  --                   --
Common shares, $.0l par value; 100,000,000 shares authorized,
  16,603,000 shares issued at December 31, 1998
  and 16,616,000 shares issued at December 31, 1999 ................             166,000              166,000
Additional paid-in capital .........................................          12,790,000           13,338,000
Accumulated other comprehensive income .............................             440,000              (65,000)
Retained earnings ..................................................          35,181,000           57,074,000
DECEMBER 31,
Treasury shares, at cost, 313,000 shares in 1998 and
  1,017,000 shares in 1999 .........................................          (4,886,000)         (16,516,000)
                                                                            ------------         ------------
  Total shareholders' equity .......................................          43,691,000           53,997,000
                                                                            ------------         ------------
  Total liabilities and shareholders' equity .......................        $ 53,654,000         $ 68,674,000
                                                                            ============         ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                          1997                 1998                  1999
                                                     -------------         -------------         -------------
REVENUES:
Services ....................................        $  50,113,000         $  59,741,000         $  76,958,000
Products ....................................           33,863,000            41,647,000            52,825,000
                                                     -------------         -------------         -------------
  Total revenues ............................           83,976,000           101,388,000           129,783,000
                                                     -------------         -------------         -------------
COST OF REVENUES:
Cost of services ............................           39,085,000            46,142,000            59,037,000
Cost of products ............................           23,110,000            28,227,000            36,824,000
                                                     -------------         -------------         -------------
  Total cost of revenues ....................           62,195,000            74,369,000            95,861,000
                                                     -------------         -------------         -------------
  Gross profit ..............................           21,781,000            27,019,000            33,922,000
                                                     -------------         -------------         -------------
OPERATING EXPENSES:
Administrative ..............................            3,862,000             4,801,000             5,946,000
Salary and payroll taxes ....................            4,344,000             4,979,000             6,025,000
Amortization of CTO intangibles .............            1,089,000                    --                    --
Amortization of goodwill ....................                   --                    --               192,000
                                                     -------------         -------------         -------------
  Total operating expenses ..................            9,295,000             9,780,000            12,163,000
                                                     -------------         -------------         -------------
  Income from operations ....................           12,486,000            17,239,000            21,759,000
                                                     -------------         -------------         -------------
OTHER INCOME (EXPENSE):
Interest income .............................              908,000             1,627,000             1,659,000
Gains (loss) on sale of marketable securities               16,000               118,000              (195,000)
Interest expense ............................              (16,000)               (8,000)               (7,000)
                                                     -------------         -------------         -------------
  Total other income (expense) ..............              908,000             1,737,000             1,457,000
                                                     -------------         -------------         -------------
  Income before provision for income taxes
    and minority interest ...................           13,394,000            18,976,000            23,216,000
PROVISION FOR INCOME TAXES ..................            1,147,000             1,296,000             1,341,000
                                                     -------------         -------------         -------------
  Income before minority interest ...........           12,247,000            17,680,000            21,875,000
MINORITY INTEREST ...........................                   --                (4,000)               18,000
                                                     -------------         -------------         -------------
Net income ..................................        $  12,247,000         $  17,676,000         $  21,893,000
                                                     =============         =============         =============
EARNINGS PER COMMON SHARE:
Basic .......................................        $        0.76         $        1.08         $        1.35
                                                     =============         =============         =============

Diluted .....................................        $        0.73         $        1.04         $        1.31
                                                     =============         =============         =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                      NUMBER                                             ACCUMULATED
                                                        OF                            ADDITIONAL            OTHER
                                                      COMMON          COMMON           PAID-IN          COMPREHENSIVE
                                                      SHARES          SHARES            CAPITAL            INCOME
                                                    ----------      ------------      ------------      ------------
BALANCE, DECEMBER 31, 1996 .................        16,200,000      $    162,000      $ 10,442,000      $    218,000
Net income .................................                --                --                --                --
Foreign currency translation adjustment ....                --                --                --           (80,000)
Unrealized gain on marketable securities ...                --                --                --            33,000

Comprehensive income .......................                --                --                --                --
Issuance of common shares in connection
  with exercise of share options ...........            39,000                --           226,000                --
Share options issued to non-employees ......                --                --             7,000                --
                                                    ----------      ------------      ------------      ------------
BALANCE, DECEMBER 31, 1997 .................        16,239,000           162,000        10,675,000           171,000
Net income .................................                --                --                --                --
Foreign currency translation adjustment ....                --                --                --            (1,000)
Unrealized gain on marketable securities ...                --                --                --           270,000

Comprehensive income .......................                --                --                --                --
Issuance of common shares in connection
  with exercise of share options ...........           364,000             4,000         2,115,000                --
Purchases of treasury shares ...............                --                --                --                --
                                                    ----------      ------------      ------------      ------------
BALANCE, DECEMBER 31, 1998 .................        16,603,000           166,000        12,790,000           440,000

Net income .................................                --                --                --                --
Foreign currency translation adjustment ....                --                --                --          (133,000)
Unrealized (loss) on marketable securities .                --                --                --          (372,000)

Comprehensive income .......................                --                --                --                --
Issuance of common shares in connection
  with exercise of share options ...........            13,000                --           106,000                --
Issuance of common shares in connection
  with acquisition .........................                --                --           442,000                --
Purchases of treasury shares ...............                --                --                --                --
                                                            --                --                --                --
                                                    ----------      ------------      ------------      ------------
BALANCE, DECEMBER 31, 1999 .................        16,616,000      $    166,000      $ 13,338,000      $    (65,000)
                                                  ============      ============      ============      ============



                                                             RETAINED          TREASURY
                                                             EARNINGS           SHARES             TOTAL
                                                          ------------       ------------       ------------
BALANCE, DECEMBER 31, 1996 .................              $  5,258,000       $         --       $ 16,080,000
Net income .................................                12,247,000                 --         12,247,000
Foreign currency translation adjustment ....                        --                 --            (80,000)
Unrealized gain on marketable securities ...                        --                 --             33,000
                                                                                                ------------
Comprehensive income .......................                        --                 --         12,200,000
Issuance of common shares in connection
  with exercise of share options ...........                        --                 --            226,000
Share options issued to non-employees ......                        --                 --              7,000
                                                          ------------       ------------       ------------
BALANCE, DECEMBER 31, 1997 .................                17,505,000                 --         28,513,000
Net income .................................                17,676,000                 --         17,676,000
Foreign currency translation adjustment ....                        --                 --             (1,000)
Unrealized gain on marketable securities ...                        --                 --            270,000

Comprehensive income .......................                        --                 --         17,945,000
Issuance of common shares in connection                             --
  With exercise of share options ...........                        --                 --          2,119,000
Purchases of treasury shares ...............                        --         (4,886,000)        (4,886,000)
                                                          ------------       ------------       ------------
BALANCE, DECEMBER 31, 1998 .................                35,181,000         (4,886,000)        43,691,000

Net income .................................                21,893,000                 --         21,893,000
Foreign currency translation adjustment ....                        --                 --           (133,000)
Unrealized (loss) on marketable securities .                        --                 --           (372,000)
                                                                                                ------------
Comprehensive income .......................                        --                 --         21,388,000
Issuance of common shares in connection
  with exercise of share options ...........                        --                 --            106,000
Issuance of common shares in connection
  with acquisition .........................                        --            558,000          1,000,000
Purchases of treasury shares ...............                        --
                                                                    --        (12,188,000)       (12,188,000)
                                                          ------------       ------------       ------------
BALANCE, DECEMBER 31, 1999 .................              $ 57,074,000       $(16,516,000)      $ 53,997,000
                                                          ============       ============       ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------
                                                                 1997               1998               1999
                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income ............................................      $ 12,247,000       $ 17,676,000       $ 21,983,000
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization .......................         1,819,000          1,009,000          2,748,000
  Gain (loss) on sale of marketable securities ........           (16,000)          (118,000)           195,000
  Share options issued to non-employees ...............             7,000                 --                 --
  Minority interest ...................................                --              4,000            (18,000)
(Increase) decrease in:
  Accounts receivable .................................          (607,000)          (843,000)        (2,348,000)
  Inventories .........................................           206,000         (3,044,000)           775,000
  Other current assets ................................          (148,000)          (183,000)          (151,000)
  Other assets ........................................          (363,000)          (572,000)        (1,524,000)
Increase (decrease) in:
  Accounts payable ....................................          (115,000)           735,000           (390,000)
  Accrued expenses ....................................         2,217,000            381,000          2,284,000
  Income taxes payable ................................        (3,670,000)           159,000            169,000
  Deferred tuition revenue ............................                --                 --           (335,000)
  Minority interest ...................................                --             15,000                 --
                                                             ------------       ------------       ------------
  Net cash provided by operating activities ...........        11,577,000         15,219,000         23,388,000
                                                             ------------       ------------       ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchases of marketable securities ....................       (33,804,000)       (37,221,000)        (7,325,000)
Proceeds from maturities of marketable
  securities ..........................................        11,890,000         13,163,000          4,834,000
Proceeds from the sale of marketable securities .......         9,929,000         14,681,000         16,839,000
Capital expenditures ..................................          (800,000)        (4,504,000)        (3,647,000)
Acquisition of trademarks, product formulations
  And franchise rights ................................                --           (765,000)                --
Acquisitions, net of cash acquired ....................                --                 --         (7,866,000)
                                                             ------------       ------------       ------------
  Net cash (used in) provided by investing activities .       (12,785,000)       (14,646,000)         2,835,000
                                                             ============       ============       ============

                                   (Continued)

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                        1997               1998               1999
                                                                    ------------       ------------       ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Payments on capital lease obligations ............................. $   (100,000)      $    (85,000)    $      (19,000)
Payments on long-term debt ........................................     (217,000)                --           (109,000)
Purchases of treasury shares ......................................           --         (4,886,000)       (12,188,000)
Net proceeds from share option exercises...........................      226,000          2,119,000            106,000
                                                                    ------------       ------------       ------------
Net cash used in financing activities .............................      (91,000)        (2,852,000)       (12,210,000)
                                                                    ------------       ------------       ------------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH .................................................        9,000              2,000           (178,000)
                                                                    ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ............................................   (1,290,000)        (2,277,000)        13,835,000
CASH AND CASH EQUIVALENTS,
  beginning of year................................................   13,625,000         12,335,000         10,058,000
                                                                    ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
  end of year ..................................................... $ 12,335,000       $ 10,058,000       $ 23,893,000
                                                                    ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest ...................................................... $     19,000       $      8,000       $      7,000
                                                                    ============       ============       ============

    Income taxes .................................................. $  4,692,000       $  1,137,000       $  1,212,000
                                                                    ============       ============       ============

         The Company acquired the assets and assumed certain liabilities of certain businesses as follows:

Fair value of assets acquired, net of cash acquired................   $            -   $          -      $12,055,000
Total liabilities assumed..........................................                -              -       (3,189,000)
Amounts paid through the issuance of stock, options
  and warrants.....................................................                -              -       (1,000,000)
                                                                      --------------  -------------     ------------
Net cash paid......................................................   $            -   $          -      $ 7,866,000
                                                                      ==============  =============     ============

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

         Commencing in February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the spa, the Company pays the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa.

         On August 24, 1999, the Company acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, the Company currently operates, through FCNH, Inc., a wholly-owned subsidiary, four post-secondary schools in Florida offering degree and non-degree programs in massage therapy and skin care and related areas.

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

(b)      CASH AND CASH EQUIVALENTS -

         The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1998 and 1999, cash and cash equivalents include interest-bearing deposits of $5,113,000 and $19,312,000, respectively.

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

(d)      INVENTORIES -

         Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                        DECEMBER, 31

                                            ------------------------------------
                                               1998                      1999
                                            ----------                ----------
Finished goods .............                $6,205,000                $6,297,000
Raw materials ..............                 1,797,000                 1,217,000
                                            ----------                ----------
                                            $8,002,000                $7,514,000
                                            ==========                ==========


(e)      PROPERTY AND EQUIPMENT -

         Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets.

(f)      REVENUE RECOGNITION -

         The Company recognizes revenues earned as services are provided and as products are sold or shipped. License revenues consist of license fees, which are typically collected upon execution of an area development and/or franchise agreement, and license royalties, based upon gross sales. License fees are initially recorded as deferred franchise fee income and are recognized in earnings when licensed locations are opened. License revenues were $121,000 in 1999 and are included in services revenues in the accompanying consolidated statement of operations.


         Tuition revenue at the Florida College is recognized monthly on a straight-line basis over the term of the course of study. Certain nonrefundable fees and charges are fully recognized as revenue at the time a student begins classes. Deferred revenue represents the portion of student tuition recorded in excess of amounts earned and certain other amounts collected in advance. The Company is generally required to refund a portion of a student's tuition upon the student's withdrawal from a program. The amount of tuition, if any, that may be retained by the Company after payment of any required refund is immediately recognized as income.


         Revenue related to sales of Florida College inventories are recognized when the related program materials, books and supplies are delivered.

(g)      AMORTIZATION -

         The acquired intangible assets of CTO were amortized on a straight-line basis over a three-year period that ended on June 1, 1997. This period represented the approximate remaining life of CTO's cruise line agreements.

         Other assets include the cost of trademark registrations and product formulations in connection with the Company's investment in Elemis Limited, and the intellectual property represented by rights acquired by the Company in connection with its investment in the BSC Rights. Costs relating to such trademark registrations, product formulations and rights are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). The amortization expense related to the trademark registration and product formulation was approximately $75,000 and $56,000 in 1998 and 1999, respectively.

         Amortization of the license rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC. The amortization expense related to license rights was approximately $17,000 and $28,000 in 1998 and 1999, respectively.

(h)      GOODWILL -

         Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over its estimated useful life of 20 years. The Company continually evaluates intangible assets and other long-lived assets for impairment whenever circumstances indicate that carrying amounts may not be recoverable. When factors indicate that the assets acquired in a business purchase combination and the related goodwill may be impaired, we recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. Amortization expense related to goodwill was approximately $192,000 in 1999.

(i)      INCOME TAXES -

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

(j)      TRANSLATION OF FOREIGN CURRENCIES -

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

(k)      EARNINGS PER SHARE -

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

                                                              1997              1998              1999
                                                           ----------        ----------        ----------
Weighted average shares outstanding used in
  calculating basic earnings per share ............        16,202,000        16,401,000        16,215,000
Dilutive common share equivalents .................           491,000           559,000           505,000
                                                           ----------        ----------        ----------
Weighted average common and common equivalent
  shares used in calculating diluted earnings per
  Share ...........................................        16,693,000        16,960,000        16,720,000
                                                           ==========        ==========        ==========
Options outstanding which are not included in the
  calculation of diluted earnings per share because
  their impact is anti-dilutive ...................           369,000           189,000           431,000
                                                           ==========        ==========        ==========

(l)      USE OF ESTIMATES -

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value.

(n)      CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers comprise the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

(o)      STOCK-BASED COMPENSATION -

         The Company follows the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for stock-based transactions with nonemployees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") for transactions with employees, as permitted by SFAS 123.

(p)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and

Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required in fiscal year 2001. The Company believes the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

         In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

 (3)     PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                        USEFUL LIFE                   DECEMBER 31,
                                                         IN YEARS               1998                 1999
                                                       ------------         ------------         ------------
Furniture and fixtures ........................             5-7             $    350,000         $    479,000
Computers and equipment .......................             3-8                2,829,000            3,756,000
Leasehold improvements ........................        Term of lease           6,340,000            9,011,000
                                                                            ------------         ------------
                                                                               9,519,000           13,246,000
Less: Accumulated depreciation and amortization                               (3,679,000)          (5,135,000)
                                                                            ------------         ------------

                                                                            $  5,840,000         $  8,111,000
                                                                            ============         ============

(4)      ACQUISITION:

         On August 24, 1999, the Company acquired the assets of Florida College in consideration of approximately $7.9 million (including purchase price adjustments) in cash and $1,000,000 of the Company's common shares. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $8.7 million.

         Unaudited pro forma consolidated results of operations assuming the Florida College acquisition had occurred at the beginning of the periods presented are as follows:


                                                    DECEMBER 31,
                                      ------------------------------------------
                                           1998                        1999
                                      ---------------            ---------------
Revenue ..................            $   107,114,000            $   134,490,000
Net income ...............                 17,223,000                 21,321,000
Basic earnings per share .                       1.05                       1.31
Diluted earnings per share                       1.01                       1.27

         The above pro forma consolidated statement of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that would have been reported had the acquisition been consummated on January 1, 1998, nor are they necessarily indicative of results which will be reported in the future.

(5)      ACCRUED EXPENSES:

                  Accrued expenses consist of the following:

                                                          DECEMBER 31,
                                               --------------------------------
                                                  1998                  1999
                                               ----------            ----------
Operative commissions .............            $1,387,000            $1,638,000
Guaranteed minimum rentals ........             2,144,000             3,117,000
Bonuses ...........................               910,000               750,000
Staff shipboard accommodations ....               326,000               397,000
Due to former shareholder (Note 11)                    --               500,000
Other .............................             1,667,000             2,617,000
                                               ----------            ----------
                                               $6,434,000            $9,019,000
                                               ==========            ==========

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

         In 1999, the shareholders approved an increase in the number of common shares from 20,000,000 to 100,000,000.

(7)      INCOME TAXES:

         The provision for income taxes consists of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                          1997                 1998            1999
                                                       ----------           ----------      ----------
U.S. Federal................................           $  447,000           $  484,000      $  707,000
U.S. State .................................               57,000               75,000          85,000
U.K ........................................              643,000              737,000         549,000
                                                       ----------           ----------      ----------
 ............................................           $1,147,000           $1,296,000      $1,341,000
                                                       ==========           ==========      ==========

         A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and the Company's actual provision is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                          1997                1998              1999
                                                       -----------         -----------       -----------
Provision using statutory U.S. federal tax rate        $ 4,688,000         $ 6,640,000       $ 8,126,000
Income earned in jurisdictions not subject to
  income taxes ................................         (3,990,000)         (5,318,000)       (6,682,000)
Amortization of intangibles ...................            381,000                  --                --
Meals and entertainment .......................              5,000                  --                --
Effect of state income taxes ..................             38,000              50,000            56,000
Other .........................................             25,000             (76,000)         (159,000)
                                                       -----------         -----------       -----------
                                                       $ 1,147,000         $ 1,296,000       $ 1,341,000
                                                       ===========         ===========       ===========

(8)      COMPREHENSIVE INCOME:

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                        FOREIGN       UNREALIZED    ACCUMULATED
                                                        CURRENCY   GAINS (LOSS) ON     OTHER
                                                       TRANSLATION    MARKETABLE   COMPREHENSIVE
                                                       ADJUSTMENT     SECURITIES      INCOME
                                                       ---------      ---------      ---------
Balance, December 31, 1997 ..................          $ 138,000      $  33,000      $ 171,000
Current-period activity .....................             (1,000)       270,000        269,000
                                                       ---------      ---------      ---------
Balance, December 31, 1998 ..................            137,000        303,000        440,000
Current-period activity .....................           (133,000)      (372,000)      (505,000)
                                                       ---------      ---------      ---------
Balance, December 31, 1999 ..................          $   4,000      $ (69,000)     $ (65,000)
                                                       =========      =========      =========

         Amounts reclassified are as follows:

Unrealized holding gains arising during 1998 ......................            $ 421,000
Less: reclassification adjustment for gains included in net income              (118,000)
                                                                               ---------
Unrealized gains on marketable securities .........................            $ 303,000
                                                                               ---------

Unrealized holding losses arising during 1999 .....................            $(264,000)

Less: reclassification adjustment for losses included in net income              195,000
                                                                               ---------
Unrealized losses on marketable securities ........................            $ (69,000)
                                                                               =========

(9)      COMMITMENTS AND CONTINGENCIES:

(a)      CRUISE LINE AGREEMENTS -

         The Company has entered into agreements of varying terms with the cruise lines. These agreements provide for the Company to pay the cruise lines rent for use of their shipboard facilities as well as for staff shipboard meals and accommodations. Rental amounts are based on a percentage of revenue, a minimum annual rental or a combination of both. Some of the minimum annual rentals are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line rents, minimum guarantees and staff shipboard meals and accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum annual rentals, the Company has guaranteed the following amounts as of December 31, 1999, which include amounts for ships that are not yet in service:

   YEAR                                                AMOUNT
----------                                          ------------
2000 ...........................................    $ 20,977,000
2001 ...........................................      16,793,000
2002 ...........................................      18,750,000
2003 ...........................................      22,031,000
2004 ...........................................      23,744,000
Thereafter......................................      26,279,000
                                                    ------------
                                                    $128,574,000
                                                    ============

         Revenues are generated primarily on cruise ships. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship as of March 1, 2000, of approximately two and one-half years as of that date, cruise line agreements that expire within one year, covered 45 of the 106 ships served by us. These 45 ships accounted for approximately 17.7% of our 1999 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 1999: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) - 32.0%; Royal Caribbean (including Celebrity) -25.2%; and Peninsular and Oriental Steam Navigation Company (including Princess, P&O and P&O European Ferries) - 12.9%. These companies also accounted for 68 of the 106 ships served by us as of March 1, 2000. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely effect our results of operations.

(b)      OPERATING LEASES -


         The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company incurred approximately $334,000, $403,000 and $691,000 in rental expense under non-cancelable operating leases in 1997, 1998 and 1999, respectively.



         Minimum annual commitments under operating leases at December 31, 1998 are as follows:

YEAR                                                           AMOUNT
----                                                         ----------
2000........................................................ $1,401,000
2001........................................................  1,396,000
2002........................................................  1,394,000
2003........................................................  1,325,000
2004........................................................    939,000
Thereafter..................................................  3,467,000
                                                            -----------
                                                            $ 9,922,000
                                                            ===========


(c)      EMPLOYMENT AND CONSULTING AGREEMENTS -

         The Company entered into employment agreements, effective as of January 1, 1996 and as amended in 1997 and 1998, with its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses in amounts up to the base salaries based on the Company's attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of the Board of Directors of the Company. The Company incurred approximately $1,621,000, $1,865,000 and $1,448,000 in compensation expense under these employment agreements in 1997, 1998 and 1999, respectively.

         Future minimum annual commitments under the Company's employment and consulting agreements at December 31, 1999 are as follows:

YEAR                                                          AMOUNT
----                                                        ----------
2000 ...................................................    $1,629,000
2001 ...................................................     1,490,000
2002 ...................................................       439,000
2003 ...................................................       355,000
2004 ...................................................       220,000
Thereafter..............................................        53,000
                                                            ----------
                                                            $4,186,000
                                                            ==========

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

(e)     PRODUCT LIABILITY -

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

(f)      GOVERNMENTAL REGULATION

         The Company's Florida schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirement of the Higher Education Act ("HEA") and the regulations promulgated thereunder by the U.S. Department of Education (the "U.S. DOE"). Schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of the Company or any of its schools to participate in such programs.

        In November 1997, the DOE published new regulations regarding financial responsibility that took effect July 1, 1998. The new regulations provide a transaction year alternative which will permit institutions to have their financial responsibility for the 1998 fiscal year measured on the basis of either the new regulations or the current regulations, whichever are more favorable to the Company. Under the new regulations, the DOE will calculate three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.


         All of the Company's Florida schools are eligible to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the Florida Department of Education. Additionally, each institution must be accredited by an agency recognized by the U.S. DOE. Management believes all of the Company's Florida schools met these requirements.


        The financial aid and assistance programs, in which most of the Company's students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. The Company's administration of these programs is periodically reviewed by various regulatory agencies. The failure by the Company and its colleges and schools to comply with applicable, federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on the Company's revenues and cash flows because the colleges' and schools' student enrollment would likely decline as a result of its students' inability to finance their education without the availability of Title IV Program funds. Additionally, if alternative financing was made available to students it would be on longer terms which could have a material adverse affect on the Company's cash flow.

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


         The December 31, 1999 consolidated balance sheet reflects $92,000 due from former shareholders of Florida College representing purchase price adjustments and $500,000 due to a former shareholders of Florida College pursuant to the asset purchase agreement for that acquisition.


(11)     SHARE OPTIONS:

         The Company has reserved 3,500,000 of its common shares for issuance under its 1996 Share Option and Incentive Plan (the "Option Plan") and 185,625 of its common shares for issuance under its Non-Employee Directors' Share Option Plan (the "Directors' Plan", and with the Option Plan, the "Plans"). Under the Plans, incentive share options are available to employees and nonqualified share options may be granted to consultants, directors or employees of the Company and its subsidiaries. The terms of each option agreement under the Option Plan are determined by the Compensation Committee of the Board of Directors and, under the Directors' Plan, by the Board of Directors. The exercise price of incentive share options and options issued under the Directors' Plan may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of nonqualified share options under the Option Plan is determined by the Compensation Committee and their terms may not exceed ten years. The following table presents a summary of share option activity under the Plans as of December 31, 1999:

                                        NUMBER                  OPTION PRICE PER SHARE
                                       OF SHARES          LOW           HIGH        WEIGHTED
                                       ---------          ---           ----        --------
Outstanding, December 31, 1997         1,296,653         $ 5.78        $25.73        $11.29
  Granted                                274,040          25.00         34.54         31.99
  Exercised                             (374,650)          5.78         10.61          6.54
  Canceled                                (7,980)         10.56         34.54         30.03
                                       ---------
Outstanding, December 31, 1998         1,188,063           5.78         34.54         17.44
  Granted                                849,824          15.84         30.56         20.26
  Exercised                              (13,126)          5.78         12.42          9.42
                                       ---------
Outstanding, December 31, 1999         2,024,761           5.78         34.54         18.67
                                       =========

         Additional information regarding options outstanding at December 31, 1999 is as follows:

                                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                    -------------------------------------------            ---------------------------
       RANGE OF                      NUMBER             WEIGHTED        WEIGHTED            NUMBER             WEIGHTED
      EXERCISABLE                  OUTSTANDING          AVERAGE         AVERAGE          EXERCISABLE           AVERAGE
        PRICES                        AS OF            CONTRACTUAL      EXERCISE            AS OF              EXERCISE
   LOW             HIGH             12/31/99              LIFE           PRICE             12/31/99             PRICE
------            ------            ---------            ------          ------            ---------            ------
$ 5.78            $ 5.78              408,737              6.86          $ 5.78              408,737            $ 5.78
  8.72              8.72                1,788              7.12            8.72                1,788              8.72
 10.56             10.56              123,000              7.22           10.56               61,275             10.56
 12.22             12.22                4,626              7.43           12.22                4,626             12.22
 12.42             12.42                  225              7.58           12.42                   --                --
 20.58             25.73              324,001              7.93           23.17              162,000             20.58
 18.13             18.13               45,000              7.98           18.13               22,500             18.13
 34.54             34.54              188,775              8.24           34.54               62,925             34.54
 29.92             29.92                9,189              8.49           29.92                9,189             29.92
 25.50             25.50               12,625              8.88           25.50                4,218             25.50
 25.00             25.00               56,971              8.91           25.00               18,995             25.00
 30.56             30.56              233,090              9.20           30.56                   --                --
 26.47             26.47               30,000              9.65           26.47                   --                --
 15.84             15.84              586,734              9.83           15.84                   --                --
------            ------            ---------            ------          ------            ---------            ------
$ 5.78            $34.54            2,024,761              8.46          $18.67              756,253            $13.03
======            ======            =========            ======          ======            =========            ======

         The SEG options outstanding at December 31, 1999 were not included in the computation of the Company's earnings per share because the option exercise price was equal to the fair market price of SEG common stock.

         The Company applies APB No. 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Plans consistent with the methodologies of SFAS 123, the Company's 1997, 1998 and 1999 net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                            1997                  1998                  1999
                                                                       --------------        --------------        --------------
Net income ..................................       As reported        $   12,247,000        $   17,676,000        $   21,893,000
                                                    Pro forma              11,442,000            14,106,000            15,475,000
Diluted earnings per share ..................       As reported                   .73                  1.04                  1.31
                                                    Pro forma                     .69                   .83                   .93

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 37.8%, 61.0% and 58.6% for 1997, 1998 and 1999, respectively, risk-free interest rate of 6.0%, expected dividends of $0 and expected term of 5 years.


         Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. These options vest over a three year period.

(12)     SUBSEQUENT EVENT:


         On January 24, 2000, the Company entered into an agreement to acquire a total of five additional massage therapy schools located in Maryland, Pennsylvania and Virginia. The transaction is structured as a purchase of assets for approximately $4.0 million. The closing of the transaction is subject to the fulfillment of certain conditions and the transaction is further subject to a post-closing condition requiring regulatory approval of the acquisition by the Department of Education.

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I   ..............................................................................................1
ITEM 1.  BUSINESS......................................................................................1
General  ..............................................................................................1
Cruise Industry Overview...............................................................................1
Business Strategy......................................................................................2
Growth Strategy........................................................................................3
Cruise Line Customers..................................................................................3
Shipboard Services.....................................................................................4
Facilities Design......................................................................................5
Hours of Operation.....................................................................................5
Recruiting and Training................................................................................6
Products ..............................................................................................6
Marketing and Promotion................................................................................6
Cruise Line Agreements.................................................................................7
Recent Land-Based Activities...........................................................................7
Competition............................................................................................7
Regulation.............................................................................................8
Employees..............................................................................................8
ITEM 2.  PROPERTIES....................................................................................9
ITEM 3.  LEGAL PROCEEDINGS.............................................................................9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................9
         EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................9
PART II  .............................................................................................11
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................11
ITEM 6.  SELECTED FINANCIAL DATA......................................................................13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........14
CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS..............................................20
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........25
PART III .............................................................................................26
ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................26
ITEM 11.EXECUTIVE COMPENSATION........................................................................26
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................26
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................26
PART IV ..............................................................................................27
ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................27