Form 10-Q
period 2000-03-31
STEINER LEISURE LTD
filed 2000-05-15
CIK 1018946

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                         OUTSTANDING
                  -----                                         -----------
Common Shares, par value (U.S.) $.01                   16,616,300 shares as of
per share                                              May 11, 2000

                             STEINER LEISURE LIMITED

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

ITEM 1.     Unaudited Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1999
            and March 31, 2000 .........................................................................     3

            Condensed  Consolidated  Statements of Operations for the Three Months ended March 31, 1999
            and 2000....................................................................................     4

            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1999 and 2000...............................................................     5

            Notes to Condensed Consolidated Financial Statements........................................     6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................................     10


PART II.  OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K............................................................     15

SIGNATURES  ............................................................................................     16

EXHIBIT INDEX...........................................................................................     17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31,               March 31,
                                                                               1999                     2000
                                                                      ---------------------    ----------------------
                                                                                                    (Unaudited)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $ 23,893,000          $ 27,328,000
Marketable securities                                                           6,261,000             7,252,000
Accounts receivable                                                             6,924,000             6,937,000
Accounts receivable - students, net                                             2,503,000             3,059,000
Inventories                                                                     7,514,000             7,165,000
Other current assets                                                            2,542,000             2,311,000
                                                                             ------------          ------------
  Total current assets                                                         49,637,000            54,052,000
                                                                             ------------          ------------
PROPERTY AND EQUIPMENT, net                                                     8,111,000             7,952,000
                                                                             ------------          ------------
GOODWILL, net                                                                   8,571,000             8,469,000
                                                                             ------------          ------------
OTHER ASSETS:
Trademarks and product formulations, net                                          261,000               247,000
License rights, net                                                               733,000               735,000
Other                                                                           1,361,000             1,385,000
                                                                             ------------          ------------
  Total other assets                                                            2,355,000             2,367,000
                                                                             ------------          ------------
  Total assets                                                               $ 68,674,000          $ 72,840,000
                                                                             ============          ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                             $  2,368,000          $  2,447,000
Accrued expenses                                                                9,019,000             7,996,000
Current portion of deferred tuition revenue                                     2,141,000             2,529,000
Current portion of capital lease obligations                                        2,000                 2,000
Income taxes payable                                                            1,002,000               892,000
                                                                             ------------          ------------
  Total current liabilities                                                    14,532,000            13,866,000
                                                                             ------------          ------------
LONG TERM DEFERRED TUITION REVENUE                                                144,000               200,000
                                                                             ------------          ------------
MINORITY INTEREST                                                                   1,000                 1,000
                                                                             ------------          ------------
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
  issued and outstanding                                                               --                    --
Common shares, $.0l par value; 100,000,000 shares authorized,
  16,616,000 shares issued at March 31, 1999 and 2000, respectively               166,000               166,000
Additional paid-in capital                                                     13,338,000            13,338,000
Accumulated other comprehensive income                                            (65,000)             (140,000)
Retained earnings                                                              57,074,000            62,647,000
Treasury shares, at cost, 1,017,000 shares in 1999 and
  1,062,000 shares in 2000                                                    (16,516,000)          (17,238,000)
                                                                             ------------          ------------
  Total shareholders' equity                                                   53,997,000            58,773,000
                                                                             ------------          ------------
  Total liabilities and shareholders' equity                                 $ 68,674,000          $ 72,840,000
                                                                             ============          ============


The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                     1999                 2000
                                                                                ----------------    -----------------
REVENUES:
     Services                                                                   $    17,019,000     $    23,819,000
     Products                                                                        12,335,000          14,404,000
                                                                                ---------------     ---------------
       Total revenues                                                                29,354,000          38,223,000
                                                                                ---------------     ---------------

COST OF SALES:
     Cost of services                                                                13,156,000          18,080,000
     Cost of products                                                                 8,499,000          10,660,000
                                                                                ---------------     ---------------
       Total cost of sales                                                           21,655,000          28,740,000
                                                                                ---------------     ---------------
       Gross profit                                                                   7,699,000           9,483,000
                                                                                ---------------     ---------------

OPERATING EXPENSES:
     Administrative                                                                   1,438,000           2,020,000
     Salary and payroll taxes                                                         1,402,000           1,869,000
     Amortization of goodwill                                                                --             123,000
                                                                                ---------------     ---------------
       Total operating expenses                                                       2,840,000           4,012,000
                                                                                ---------------     ---------------
       Income from operations                                                         4,859,000           5,471,000
                                                                                ---------------     ---------------

OTHER INCOME (EXPENSE):
     Interest income                                                                    451,000             414,000
     Gain on sale of marketable securities                                               11,000                  --
     Interest expense                                                                    (2,000)                 --
                                                                                ----------------    ---------------
       Total other income (expense)                                                     460,000             414,000
                                                                                ---------------     ---------------
       Income before provision for income taxes                                       5,319,000           5,885,000

PROVISION FOR INCOME TAXES:                                                             308,000             311,000
                                                                                ---------------     ---------------
       Net income                                                               $     5,011,000     $     5,574,000
                                                                                ===============     ===============

EARNINGS PER COMMON SHARE:
       Basic                                                                    $          0.31     $          0.36
                                                                                ===============     ===============
       Diluted                                                                  $          0.30     $          0.35
                                                                                ===============     ===============







The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                     1999                 2000
                                                                                ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     5,011,000     $     5,574,000
Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                                                     560,000             585,000
      Gain on sale of marketable securities                                             (11,000)                 --
      (Increase) decrease in-
        Accounts receivable                                                              15,000            (594,000)
        Inventories                                                                    (299,000)            313,000
        Other current assets                                                           (442,000)           (376,000)
        Other assets                                                                    (63,000)            564,000
      Increase (decrease) in-
        Accounts payable                                                                106,000              91,000
        Accrued expenses                                                               (510,000)         (1,008,000)
        Income taxes payable                                                            109,000            (104,000)
        Deferred tuition revenue                                                             --             444,000
                                                                                ---------------     ---------------
          Net cash provided by operating activities                                   4,476,000           5,489,000
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                 (232,000)           (988,000)
    Proceeds from the sale of marketable securities                                   5,488,000                  --
    Capital expenditures                                                               (133,000)           (281,000)
    Acquisition of trademarks, product formulations and franchise rights                     --              (9,000)
                                                                                ---------------     ----------------
          Net cash provided by (used in) investing activities                         5,123,000          (1,278,000)
                                                                                ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations                                                (8,000)                 --
    Purchase of treasury shares                                                              --            (722,000)
    Net proceeds from stock option exercises                                             37,000                  --
                                                                                ---------------     ---------------
          Net cash  provided by (used in) financing activities                           29,000            (722,000)
                                                                                ---------------     ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (86,000)            (54,000)
                                                                                ----------------    ----------------
NET INCREASE  IN CASH
    AND CASH EQUIVALENTS                                                              9,542,000           3,435,000
CASH AND CASH EQUIVALENTS, beginning of period                                       10,058,000          23,893,000
                                                                                ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                        $    19,600,000     $    27,328,000
                                                                                ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
      Cash paid during the period for-
      Interest                                                                  $         3,292     $            --
                                                                                ===============     ===============
      Income taxes                                                              $        51,050     $       403,000
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS:

The unaudited condensed consolidated statements of operations for the three months ended March 31, 1999 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(2)  ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries, where the context requires, "Steiner Leisure," "we," "us," "our" and the "Company" refer to Steiner Leisure Limited) provides spa services and skin and hair care products to passengers on board cruise ships worldwide. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

In January 1998, the Company acquired for $675,000 the intellectual property (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). The Company licensed the BSC concept at three former BSC facilities in Hong Kong under the name "Elemis Beautiful Skin Centres." The Company granted the right to operate these initial Elemis Beautiful Skin Centres to the entity that sold the Company the BSC Rights. That entity owns 15% of EBSC International Limited, a Bahamas subsidiary of the Company that licenses rights to operate Elemis Beautiful Skin Centres ("EBSC").

Commencing in February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the Atlantis Spa, the Company pays the resort's owner the greater of a minimum monthly rental and an amount based on its revenues at the Atlantis Spa.

As the result of an acquisition in August 1999, the Company operates, through a wholly-owned subsidiary, four post-secondary schools in Florida offering degree and non-degree programs in massage therapy and skin care and related areas (the "Florida Schools"). As the result of an acquisition in April 2000, the Company operates, through a wholly-owned subsidiary, a total of five post-secondary massage therapy schools in Maryland, Pennsylvania and Virginia (the "Additional Schools").

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

         (B)  AMORTIZATION-

Other assets include the cost of trademark registrations and product formulations in connection with our investment in our Elemis Limited subsidiary, and the intellectual property represented by rights acquired by Steiner Leisure in connection with our investment in the BSC Rights. Costs relating to such trademark registrations, product formulations and rights are amortized on the straight-line method over the estimated lives of those respective costs (ranging from 15 to 30 years). Amortization of the license rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC.

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

         (F)  TRANSLATION OF FOREIGN CURRENCIES-

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations.

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

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ------------------------------------
                                                                               1999                 2000
                                                                          ----------------     ---------------
           Weighted average shares outstanding used in
               Calculating basic earnings per share                          16,291,000           15,588,000
           Dilutive common share equivalents                                    536,000              410,000
                                                                          -------------        -------------
           Weighted average common and common equivalent
               shares used in calculating diluted earnings per share         16,827,000           15,998,000
                                                                          =============        =============
           Options outstanding which are not included in the
               Calculation of diluted earnings per share because
               their impact is antidilutive                                     189,000              855,000
                                                                          =============        =============

         (H)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material impact on the company's consolidated results of operations and financial position.

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required in fiscal year 2001. The Company believes the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.

(4)      ACQUISITIONS:

In August 1999, the Company acquired the assets that now constitute the Florida Schools in consideration of approximately $7.9 million (including purchase price adjustments) in cash and $1,000,000 of the Company's common shares. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $8.7 million.

Unaudited pro forma consolidated results of operations assuming the Florida Schools acquisition had occurred at the beginning of the periods presented are as follows:

                                                          MARCH 31,
                                               -----------------------------
                                                  1999             2000
                                               ------------     ------------
           Revenue                             $ 30,922,000     $ 38,223,000
           Net income                             4,910,000        5,574,000
           Basic earnings per share                    0.30             0.36
           Diluted earnings per share                  0.29             0.35


The above pro forma consolidated statement of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that would have been reported had the acquisition been consummated on January 1, 1999, nor are they necessarily indicative of results which will be reported in the future.

In April 2000, the Company acquired the assets that now constitute the Additional Schools in consideration of approximately $4.1 million in cash. The transaction is subject to a post-closing condition requiring certain regulatory approval. The transaction was accounted for under the purchase method of accounting.

(5)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                                           December 31,         March 31,
                                                                               1999                2000
                                                                          ---------------     ---------------
                                                                                               (Unaudited)
          Operative commissions                                            $ 1,638,000         $ 1,510,000
          Guaranteed minimum rentals                                         3,117,000           2,158,000
          Bonuses                                                              750,000             396,000
          Staff shipboard accommodations                                       397,000             409,000
          Due to former shareholder                                            500,000             500,000
          Other                                                              2,617,000           3,023,000
                                                                          ------------        ------------
            Total                                                          $ 9,019,000         $ 7,996,000
                                                                           ===========         ===========

(6)  COMPREHENSIVE INCOME:

Steiner Leisure adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                          -----------------------------------
                                                                               1999                2000
                                                                          ---------------     ---------------
          Net income                                                      $   5,011,000       $   5,574,000
          Unrealized gain (loss) on marketable securities,
               net of income taxes                                             (199,000)              3,000
          Foreign currency translation adjustments,
               net of income taxes                                             (139,000)            (78,000)
                                                                          -------------       -------------
          Comprehensive income                                            $   4,673,000       $   5,499,000
                                                                          =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Steiner Leisure is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. In general, Steiner Leisure has experienced increases in rent payments as a percentage of revenue upon entering into new agreements with cruise lines. Steiner Leisure also sells its services and products through land-based channels, including a luxury spa at the Atlantis Resort on Paradise Island in The Bahamas ("Atlantis Spa"). Steiner Leisure also operates nine post secondary schools in the United States offering degree and non-degree programs in massage therapy and related courses.

         Steiner Leisure, Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, and Cosmetics Limited, our subsidiary that owns the rights to, and distributes our Elemis and La Therapie products, are all Bahamian international business companies ("IBCs"). The Bahamas does not tax Bahamian IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. Approximately 88% of our income for the first three months of 2000 was not subject to United States or United Kingdom income tax. The income from our United States subsidiaries, including those that perform administrative services for us, operate our massage therapy schools and sell our products in the United States, are subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries which accounted for a total of 7.5% of our pre-tax income for the first three months of 2000, will be subject to U.K. tax rates (generally up to 31%). Our Bahamas subsidiary that conducts our Atlantis Spa operations is not an IBC and is subject to tax on its revenues of approximately one percent. To the extent that our income from non-maritime operations in jurisdictions that impose income taxes increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      1999          2000
                                                                                      ----          ----
                   Revenues:
                       Services.................................................       58.0%         62.3%
                       Products.................................................       42.0          37.7
                                                                                     ------        ------
                          Total revenues........................................      100.0         100.0
                                                                                      -----         -----
                   Cost of sales:
                       Cost of services.........................................       44.8          47.3
                       Cost of products.........................................       29.0          27.9
                                                                                     ------        ------
                          Total cost of sales...................................       73.8          75.2
                                                                                     ------        ------
                   Gross profit                                                        26.2          24.8
                   Operating expenses:
                       Administrative...........................................        4.9           5.3
                       Salary and payroll taxes.................................        4.8           4.9
                       Amortization of goodwill.................................        --            0.3
                                                                                   -------        -------
                          Total operating expenses..............................        9.7          10.5
                                                                                    -------        ------
                          Income from operations................................       16.5          14.3
                   Other income.................................................        1.6           1.1
                                                                                    -------       -------
                   Income before provision for income taxes.....................       18.1          15.4
                   Provision for income taxes...................................        1.0           0.8
                                                                                    -------       -------
                   Net income...................................................       17.1%         14.6%
                                                                                     ======        ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Revenues increased approximately 30.2%, or $8.9 million, to $38.2 million in the first quarter of 2000 from $29.3 million in the first quarter of 1999. Of this increase, $6.8 million was attributable to an increase in services revenues and $2.1 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional spa ships in service in the first quarter of 2000 compared to the first quarter of 1999, the increase in revenues at the Atlantis Spa, which commenced operations in February 1999, and the commencement of operations at our Florida Schools in the third quarter of 1999. We had an average of 1,052 shipboard staff members in service in the first quarter of 2000 compared to an average of 890 shipboard staff members in service in the first quarter of 1999. Revenues per shipboard staff per day increased by 2.6% to $351 in the first quarter of 2000 from $342 in the first quarter of 1999.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 75.9% in the first quarter of 2000 from 77.3% in the first quarter of 1999. This decrease was due to a decrease in the rent allocable on cruise ships covered by agreements which were renewed after the first quarter of 1999 and became effective during the first quarter of 2000, increases in productivity of shipboard staff during the first quarter of 2000 compared to the first quarter of 1999, and the effect of the lower cost of services as a percentage of services revenue at our Florida Schools, which were not owned by us during the first quarter of 1999.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 74.0% in the first quarter of 2000 from 68.9% in the first quarter of 1999. This increase was due to increases in rent allocable to products sales on cruise ships covered by agreements which were renewed after the first quarter of 1999 and became effective during the first quarter of 2000.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 10.5% in the first quarter of 2000 from 9.7% in the first quarter of 1999 as a result of the operating expenses and goodwill amortization at our Florida Schools, which were not owned by us during the first quarter of 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.3% for the first quarter of 2000 from an overall effective rate of 5.8% for the first quarter of 1999 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities during the first three months of 2000 was $5.5 million compared to $4.5 million in the first three months of 1999. This increase is primarily due to the increase in our net income.

         Steiner Leisure had working capital of approximately $40.2 million at March 31, 2000 compared to $35.1 million at December 31, 1999.

         To the extent that we agree to operate any land-based spa similar to the Atlantis Spa, we anticipate that any such agreement would require us to expend capital in an amount at least equal to the amount expended on the construction of the Atlantis Spa. We currently do not have an agreement with respect to any such new spa.

         In April 2000, Steiner Leisure acquired the assets of a total of five post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia. The purchase price of approximately $4.1 million in cash was funded from our working capital. The transaction is subject to a post-closing condition requiring regulatory approval of the acquisition by the U.S. Department of Education.

         Through May 11, 2000, we purchased a total of 290,000 of our common shares in 2000 in the open market for an aggregate purchase price of approximately $4.7 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

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

YEAR 2000 COMPLIANCE

         While we have not experienced any material disruption of our business due to Year 2000 computer problems, the failure of a cruise line customer or supplier of ours to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of our normal business activities or operations. We believe that our biggest risks related to the Year 2000 issue are associated with potential concerns with cruise line customers and major third party suppliers of services or products. The most reasonably likely source of Year 2000 risk with respect to our cruise line customers would be the disruption of transportation channels that deliver passengers to cruise ships. The disruption of transportation channels could also impede our ability to deliver our products to intended points of sale or the ability of our staff to report to the ships to which they are assigned. This could materially adversely affect our business, results of operations and financial condition.

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

Such forward looking statements include, among others, statements regarding:

         o our proposed activities pursuant to agreements with cruise lines or land-based operators;

         o  our future land-based activities;

         o  scheduled introductions of new ships by cruise lines;

         o  our ability to generate sufficient cash flow from operations; and

         o  the extent of the taxability of our income.

Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following:

         o negotiations with cruise lines resulting in agreements which may not be as beneficial to us as anticipated or non-renewals of agreements;

         o our dependence on cruise line concession agreements of specified terms and that are terminable by cruise lines with limited or no advance notice under certain circumstances;

         o our dependence on the cruise industry and our being subject to the risks of that industry;

         o our obligation to make minimum payments to certain cruise lines and the Atlantis Resort irrespective of the revenues received by us from customers and increases in rent payments accompanying new cruise line agreements;

         o our dependence on a limited number of cruise companies and on a single product manufacturer;

         o our dependence for success on our ability to recruit and retain qualified personnel;

         o  changing competitive conditions;

         o changes in laws and government regulations applicable to us and the cruise industry;

         o our limited experience in land-based operations including with respect to the integration of acquired businesses;

         o product liability or other claims against us by customers of our products or services; and

         o our failure, or the failure of a cruise line customer or supplier, to correct a material Year 2000 problem.

We assume no duty to update these forward-looking statements. The risks to which we are subject are more fully described under "Certain Factors That May Affect Future Operating Results" in Steiner Leisure's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

10.7     Amended and Restated Non-Employee Directors' Share Option Plan

27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by Steiner Leisure during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000

                                      STEINER LEISURE LIMITED

                                         (Registrant)

                                      /s/ CLIVE E. WARSHAW
                                      ----------------------------------------
                                      Clive E. Warshaw
                                      Chairman of the Board and Chief
                                      Executive Officer


                                      /s/ LEONARD I. FLUXMAN
                                      ----------------------------------------
                                      Leonard I. Fluxman
                                      President and Chief Operating Officer


                                      /s/ CARL S. ST. PHILIP
                                      ----------------------------------------
                                      Carl S. St. Philip
                                      Vice President and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
10.7            Amended and Restated Steiner Leisure Limited
                Non-Employee Directors' Share Option Plan dated
                April 27, 2000

27              Financial Data Schedule