Form 10-Q
period 2000-06-30
STEINER LEISURE LTD
filed 2000-08-14
CIK 1018946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                             STEINER LEISURE LIMITED
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                        COMMISSION FILE NUMBER: 0-28972


  COMMONWEALTH OF THE BAHAMAS                                  98-0164731
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


      Suite 104A, Saffrey Square
         Nassau, The Bahamas                                 Not Applicable
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (242) 356-0006
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Class                              Outstanding
                           -----                              -----------
         Common Shares, par value (U.S.) $.01           16,626,300 shares as of
         per share                                      August 11, 2000

                             STEINER LEISURE LIMITED

                                      INDEX

                                                                                    Page No.
                                                                                    --------

PART I. FINANCIAL INFORMATION ............................................

ITEM 1. Unaudited Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 1999
        and June 30, 2000 ................................................             3

        Condensed Consolidated Statements of Operations for the
        Three and Six Months ended June 30, 1999 and 2000 ................             4

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1999 and 2000 .....................................             5

        Notes to Condensed Consolidated Financial Statements .............             6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................             9


PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders ..............            14

ITEM 6. Exhibits and Reports on Form 8-K .................................            14

SIGNATURES ...............................................................            15

EXHIBIT INDEX ............................................................            16



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,               June 30,
                                                                                   1999                      2000
                                                                                ------------             ------------
                                                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $ 23,893,000             $ 26,556,000
Marketable securities                                                              6,261,000                5,766,000
Accounts receivable                                                                6,924,000                6,349,000
Accounts receivable - students, net                                                2,503,000                4,546,000
Inventories                                                                        7,514,000                8,570,000
Other current assets                                                               2,542,000                2,772,000
                                                                                ------------             ------------
  Total current assets                                                            49,637,000               54,559,000
                                                                                ------------             ------------
PROPERTY AND EQUIPMENT, net                                                        8,111,000                7,693,000
                                                                                ------------             ------------
GOODWILL, net                                                                      8,571,000               13,659,000
                                                                                ------------             ------------
OTHER ASSETS:

Trademarks and product formulations, net                                             261,000                  232,000
License rights, net                                                                  733,000                  727,000
Other                                                                              1,361,000                1,584,000
                                                                                ------------             ------------
  Total other assets                                                               2,355,000                2,543,000
                                                                                ------------             ------------
  Total assets                                                                  $ 68,674,000             $ 78,454,000
                                                                                ============             ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                $  2,368,000             $  3,855,000
Accrued expenses                                                                   9,019,000                7,970,000
Current portion of deferred tuition revenue                                        2,141,000                5,520,000
Current portion of capital lease obligations                                           2,000                    2,000
Income taxes payable                                                               1,002,000                  764,000
                                                                                ------------             ------------
  Total current liabilities                                                       14,532,000               18,111,000
                                                                                ------------             ------------
LONG TERM DEFERRED TUITION REVENUE                                                   144,000                   93,000
                                                                                ------------             ------------
MINORITY INTEREST                                                                      1,000                    7,000
                                                                                ------------             ------------
SHAREHOLDERS' EQUITY:
Preferred shares, $.01 par value; 10,000,000 shares authorized, none
  issued and outstanding                                                                  --                       --
Common shares, $.01 par value; 100,000,000 shares authorized,
  16,616,000 shares issued at December 31, 1999 and
  16,626,000 shares issued at June 30, 2000, respectively                            166,000                  166,000
Additional paid-in capital                                                        13,338,000               13,405,000
Accumulated other comprehensive income                                               (65,000)                (438,000)
Retained earnings                                                                 57,074,000               68,302,000
Treasury shares, at cost, 1,017,000 shares in 1999 and
  1,307,000 shares in 2000                                                       (16,516,000)             (21,192,000)
                                                                                ------------             ------------
  Total shareholders' equity                                                      53,997,000               60,243,000
                                                                                ------------             ------------
  Total liabilities and shareholders' equity                                    $ 68,674,000             $ 78,454,000
                                                                                ============             ============


    The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                   (UNAUDITED)

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                               June 30,
                                                     -------------------------------       --------------------------------
                                                          1999               2000               1999               2000
                                                     ------------       ------------       ------------       ------------
REVENUES:
     Services                                        $ 17,169,000       $ 24,427,000       $ 34,188,000       $ 48,246,000
     Products                                          12,764,000         14,780,000         25,099,000         29,184,000
                                                     ------------       ------------       ------------       ------------
       Total revenues                                  29,933,000         39,207,000         59,287,000         77,430,000
                                                     ------------       ------------       ------------       ------------

COST OF SALES:
     Cost of services                                  13,244,000         18,442,000         26,400,000         36,522,000
     Cost of products                                   8,912,000         10,935,000         17,411,000         21,595,000
                                                     ------------       ------------       ------------       ------------
       Total cost of sales                             22,156,000         29,377,000         43,811,000         58,117,000
                                                     ------------       ------------       ------------       ------------

       Gross profit                                     7,777,000          9,830,000         15,476,000         19,313,000
                                                     ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Administrative                                     1,426,000          2,069,000          2,864,000          4,089,000
     Salary and payroll taxes                           1,406,000          1,981,000          2,808,000          3,850,000
     Goodwill amortization                                     --            164,000                 --            287,000
                                                     ------------       ------------       ------------       ------------
       Total operating expenses                         2,832,000          4,214,000          5,672,000          8,226,000
                                                     ------------       ------------       ------------       ------------

       Income from operations                           4,945,000          5,616,000          9,804,000         11,087,000
                                                     ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
     Interest income                                      432,000            368,000            883,000            782,000
     Gain on sale of marketable securities                     --                 --             11,000                 --
     Interest expense                                      (1,000)            (1,000)            (3,000)            (1,000)
                                                     ------------       ------------       ------------       ------------
       Total other income (expense)                       431,000            367,000            891,000            781,000
                                                     ------------       ------------       ------------       ------------

       Income before provision for income taxes
         and minority interest                          5,376,000          5,983,000         10,695,000         11,868,000

PROVISION FOR INCOME TAXES                                359,000            323,000            667,000            634,000
                                                     ------------       ------------       ------------       ------------

     Income before minority interest                    5,017,000          5,660,000         10,028,000         11,234,000

MINORITY INTEREST                                              --             (6,000)                --             (6,000)
                                                     ------------       ------------       ------------       ------------

       Net income                                    $  5,017,000       $  5,654,000       $ 10,028,000       $ 11,228,000
                                                     ============       ============       ============       ============

EARNINGS PER COMMON SHARE:

     Basic                                           $       0.31       $       0.37       $       0.62       $       0.73
                                                     ============       ============       ============       ============

     Diluted                                         $       0.30       $       0.36       $       0.60       $       0.70
                                                     ============       ============       ============       ============





    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         -------------------------------------
                                                                             1999                     2000
                                                                         ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 10,028,000             $ 11,228,000
Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                                         1,125,000                1,161,000
      Gain on sale of marketable securities                                   (11,000)                      --
      Minority interest                                                            --                    6,000
      (Increase) decrease in-
        Accounts receivable                                                  (793,000)                 867,000
        Inventories                                                          (464,000)              (1,166,000)
        Other current assets                                                 (168,000)                (748,000)
        Other assets                                                       (1,271,000)                 243,000
      Increase (decrease) in-
        Accounts payable                                                      120,000                1,288,000
        Accrued expenses                                                     (476,000)              (1,135,000)
        Deferred tuition revenue                                                   --                  (96,000)
        Income taxes payable                                                  422,000                 (206,000)
                                                                         ------------             ------------
          Net cash provided by operating activities                         8,512,000               11,442,000
                                                                         ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                      (6,820,000)                (988,000)
    Proceeds from maturities of marketable securities                       3,500,000                  500,000
    Proceeds from sale of marketable securities                             6,280,000                  995,000
    Capital expenditures                                                   (3,092,000)                (280,000)
    Acquisitions, net of cash acquired                                             --               (4,141,000)
                                                                         ------------             ------------
          Net cash used in investing activities                              (132,000)              (3,914,000)
                                                                         ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations                                     (16,000)                      --
    Purchases of treasury shares                                                                    (4,676,000)
    Net proceeds from stock option exercises                                   37,000                   67,000
                                                                         ------------             ------------
          Net cash provided by (used in) financing activities                  21,000               (4,609,000)
                                                                         ------------             ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (139,000)                (256,000)
                                                                         ------------             ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   8,262,000                2,663,000
CASH AND CASH EQUIVALENTS, beginning of period                             10,058,000               23,893,000
                                                                         ------------             ------------
CASH AND CASH EQUIVALENTS, end of period                                 $ 18,320,000             $ 26,556,000
                                                                         ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
      Cash paid during the period for-

      Interest                                                           $      3,000             $      3,000
                                                                         ============             ============

      Income taxes                                                       $    249,000             $    816,000
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
    STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(2)  ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries, where the context requires "Steiner Leisure," "we", "us", "our", and the "Company" refer to Steiner Leisure Limited) provides spa services and skin and hair care products to passengers on board cruise ships worldwide.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a) MARKETABLE SECURITIES-

Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

         (b) GOODWILL-

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

         (c) INCOME TAXES-

Steiner Leisure files separate tax returns for its domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. Steiner Leisure follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

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

         (e) EARNINGS PER SHARE-

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

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                              --------------------------      --------------------------
                                                                 1999            2000             1999           2000
                                                              ----------      ----------      ----------      ----------
     Weighted average shares outstanding used in
         calculating basic earnings per share                 16,294,000      15,359,000      16,293,000      15,474,000
     Dilutive common share equivalents                           526,000         494,000         530,000         453,000
                                                              ----------      ----------      ----------      ----------
     Weighted average common and common
         equivalent shares used in calculating diluted
         earnings per share                                   16,820,000      15,853,000      16,823,000      15,927,000
                                                              ==========      ==========      ==========      ==========
     Options and warrants outstanding which are not
         included in the calculation of diluted earnings
         per share because their impact is antidilutive          422,000         906,000         422,000         906,000
                                                              ==========      ==========      ==========      ==========


         (f) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material impact on the Company's consolidated results of operations and financial position.

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required in fiscal year 2001. The Company believes the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.

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

In April 2000, the Company acquired the assets that now constitute the Additional Schools in consideration of approximately $4.1 million (including purchase price adjustments) in cash. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $5.3 million.

Unaudited pro forma consolidated results of operations assuming the Florida Schools and the Additional Schools acquisitions had occurred at the beginning of the periods presented are as follows:

                                                           Six Months Ended
                                                               June 30,
                                               ----------------------------------------
                                                     1999                      2000
                                               --------------            --------------
         Revenue                               $   64,635,000            $   78,858,000
         Net income                                 9,670,000                11,400,000
         Basic earnings per share                        0.59                      0.74
         Diluted earnings per share                      0.57                      0.72


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

(5) ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                            December 31,            June 30,
                                                                1999                   2000
                                                            -----------            ----------
                                                                                   (Unaudited)
                   Operative commissions                     $1,638,000            $1,600,000
                   Guaranteed minimum rentals                 3,117,000             2,320,000
                   Bonuses                                      750,000               625,000
                   Staff shipboard accommodations               397,000               447,000
                   Due to former shareholder                    500,000                    --
                   Other                                      2,617,000             2,978,000
                                                             ----------            ----------
                     Total                                   $9,019,000            $7,970,000
                                                             ==========            ==========

(6) COMPREHENSIVE INCOME:

Steiner Leisure adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     -------------------------------------
                                                                         1999                     2000
                                                                     ------------             ------------
         Net income                                                  $ 10,028,000             $ 11,228,000
         Unrealized gain (loss) on marketable securities,
              net of income taxes                                        (458,000)                  12,000
         Foreign currency translation adjustments,
              net of income taxes                                        (273,000)                (385,000)
                                                                     ------------             ------------
         Comprehensive income                                        $  9,297,000             $ 10,855,000
                                                                     ============             ============


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

         Steiner Leisure, Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, and Cosmetics Limited, our subsidiary that owns the rights to, and distributes our Elemis and La Therapie products, are Bahamian international business companies ("IBCs"). The Bahamas does not tax Bahamian IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. Approximately 89% of our income for the first six months of 2000 was not subject to United States or United Kingdom income tax. The income from our United States subsidiaries, including those that perform administrative services for us, operate our massage therapy schools and sell our products in the United States, are subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries which accounted for a total of 10% of our pre-tax income for the first six months of 2000, will be subject to U.K. tax rates (generally up to 31%). Our Bahamas subsidiary that conducts our Atlantis Spa operations is not an IBC and is subject to tax on its revenues of approximately one percent. To the extent that our income from non-maritime operations in jurisdictions that impose income taxes increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                                                 Three Months Ended                   Six Months Ended
                                                                     June 30,                              June 30,
                                                             -------------------------             -------------------------
                                                              1999               2000               1999               2000
                                                             ------             ------             ------             ------
         Revenues:
             Services                                          57.4%              62.3%              57.7%              62.3%
             Products                                          42.6               37.7               42.3               37.7
                                                             ------             ------             ------             ------
                Total revenues                                100.0              100.0              100.0              100.0
                                                             ------             ------             ------             ------
         Cost of sales:
             Cost of services                                  44.2               47.0               44.5               47.2
             Cost of products                                  29.8               27.9               29.4               27.9
                                                             ------             ------             ------             ------
                Total cost of sales                            74.0               74.9               73.9               75.1
                                                             ------             ------             ------             ------
         Gross profit                                          26.0               25.1               26.1               24.9
         Operating expenses:
             Administrative                                     4.8                5.3                4.8                5.3
             Salary and payroll taxes                           4.7                5.1                4.7                5.0
             Amortization of goodwill                            --                0.3                 --                0.3
                                                             ------             ------             ------             ------
                Total operating expenses                        9.5               10.7                9.5               10.6
                                                             ------             ------             ------             ------
                Income from operations                         16.5               14.4               16.6               14.3
         Other income                                           1.4                0.9                1.5                1.0
                                                             ------             ------             ------             ------
         Income before provision for income taxes
             and minority interest                             17.9               15.3               18.1               15.3
         Provision for income taxes                             1.2                0.8                1.1                0.8
                                                             ------             ------             ------             ------
         Income before minority interest                       16.7               14.5               17.0               14.5
         Minority interest                                       --                 --                 --                 --
                                                             ------             ------             ------             ------
         Net income                                            16.7%              14.5%              17.0%              14.5%
                                                             ======             ======             ======             ======


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues increased approximately 31.0%, or $9.3 million, to $39.2 million in the second quarter of 2000 from $29.9 million in the second quarter of 1999. Of this increase, $7.3 million was attributable to an increase in services revenues and $2.0 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of eight additional spa ships in service in the second quarter of 2000 compared to the second quarter of 1999, an increase in revenues at the Atlantis Spa, the commencement of operations at our Florida Schools in the third quarter of 1999, and the commencement of operations at our Additional Schools in April 2000. We had an average of 1,040 shipboard staff members in service in the second quarter of 2000 compared to an average of 881 shipboard staff members in service in the second quarter of 1999. Revenues per shipboard staff per day increased by 2.9% to $358 in the second quarter of 2000 from $348 in the second quarter of 1999.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 75.5% in the second quarter of 2000 from 77.1% in the second quarter of 1999. This decrease was due to increases in productivity of shipboard staff during the second quarter of 2000 compared to the second quarter of 1999, a decrease in the rent allocable to services revenues on cruise ships covered by agreements which were renewed after the second quarter of 1999 and became effective during the second quarter of 2000, and the effect of the lower cost of services as a percentage of services revenues at our Florida Schools and Additional Schools which were not owned by us during the second quarter of 1999.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 74.0% in the second quarter of 2000 from 69.8% in the second quarter of 1999. This increase was due to increases in rent allocable to products sales on cruise ships covered by agreements which were renewed after the second quarter of 1999 and became effective during the second quarter of 2000.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 10.7% in the second quarter of 2000 from 9.5% in the second quarter of 1999 as a result of the operating expenses and goodwill amortization at our Florida Schools and Additional Schools, which were not owned by us during the second quarter of 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.4% for the second quarter of 2000 from an overall effective rate of 6.7% for the second quarter of 1999 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues increased approximately 31.0%, or $18.1 million, to $77.4 million for the six months ended June 30, 2000 from $59.3 million for the six months ended June 30, 1999. Of this increase, $14.1 million was attributable to increases in services provided on cruise ships and $4.0 million was attributable to increases in sales of products. The increase in revenues for the first half of 2000 compared to the same period in the prior year was primarily attributable to an average of nine additional spa ships in service, the increase in revenues at the Atlantis Spa, the commencement of operations at our Florida Schools in the third quarter of 1999, and the commencement of operations at our Additional Schools in April 2000. The Company had 1,046 shipboard staff members in service on average during the six months ended June 30, 2000 compared to 885 shipboard staff members in service on average during the six months ended June 30, 1999. Revenues per staff per day increased by 2.6% in the first half of 2000 compared to the comparable period of 1999.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 75.7% in the first six months of 2000 from 77.2% for the first six months of 1999. This decrease was due to an increase in productivity of onboard staff during the first half of 1999 compared to the same period in prior year, a decrease in the rent allocable to services revenues on cruise ships covered by agreements which were renewed after the first quarter of 1999 and became effective during the first quarter of 2000, and the effect of the lower cost of services as a percentage of services revenues at our Florida Schools and Additional Schools which were not owned by us during of 1999.

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 74.0% in the first six months of 2000 from 69.4% for the first six months of 1999. This increase was primarily due to increases in rent allocable to products sales on cruise ships covered by agreements which were renewed after the first quarter of 1999 and became effective during the first quarter of 2000.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 10.6% for the first six months of 2000 from 9.6% for the first six months of 1999 as a result of the operating expenses and goodwill amortization at our Florida Schools and Additional Schools, which were not owned by us during the first six months of 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.3% for the first six months of 2000 from an overall effective rate of 6.2% for the first six months of 1999 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities during the first six months of 2000 was $11.4 million compared to $8.5 million in the first six months of 1999. This increase is primarily due to the increase in our net income.

         Steiner Leisure had working capital of approximately $36.4 million at June 30, 2000 compared to $35.1 million at December 31, 1999.

         To the extent that we agree to operate any land-based spa similar to the Atlantis Spa, we anticipate that any such agreement would require us to expend capital in an amount at least equal to the amount expended on the construction of the Atlantis Spa. We currently do not have any agreements with respect to any such new spa.

         In April 2000, Steiner Leisure acquired the assets of a total of five post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia. The purchase price of approximately $4.1 million in cash was funded from our working capital.

         Through August 11, 2000, we purchased a total of 365,000 of our common shares in 2000 in the open market for an aggregate purchase price of approximately $6.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

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

         o our obligation to make minimum payments to certain cruise lines and the Atlantis Resort irrespective of the revenues received by us from customers and increase in rent payments accompanying new cruise line agreements;

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

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 9, 2000. At the Annual Meeting, the following matters were considered and voted upon:

         Clive E. Warshaw was elected as a director based on the results of the vote indicated below, and the terms of office of the following directors continued after the Annual Meeting: Leonard I. Fluxman, Michele Steiner Warshaw, Charles D. Finkelstein, Jonathan D. Mariner and Steve J. Preston. The votes cast with respect to the election of Mr. Warshaw were as follows: 14,246,661 shares were voted for Mr. Warshaw and 26,410 shares were withheld from the votes for Mr. Warshaw.

         A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ended December 31, 2000 was approved based on the following vote: 14,268,421 votes "for," 1,560 votes "against" and 3,090 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.

         10.7     Amended and Restated Non-Employee Directors' Share Option Plan

         27       Financial Data Schedule

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by Steiner Leisure during the quarter ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2000

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