Form 10-Q
period 2000-09-30
STEINER LEISURE LTD
filed 2000-11-13
CIK 1018946

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________

                             STEINER LEISURE LIMITED
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                         COMMISSION FILE NUMBER: 0-28972

   COMMONWEALTH OF THE BAHAMAS                                98-0164731
----------------------------                               ----------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification No.)

  SUITE 104A, SAFFREY SQUARE
      NASSAU, THE BAHAMAS                                   NOT APPLICABLE
----------------------------------------                    --------------
(Address of principal executive offices)                      (Zip Code)

                                 (242) 356-0006
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                         OUTSTANDING
                  -----                                         -----------
Common Shares, par value (U.S.) $.01                   16,628,300 shares as of
per share                                              November 10, 2000

================================================================================

                             STEINER LEISURE LIMITED

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

ITEM 1.     Unaudited Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1999
            and September 30, 2000 .....................................................................     3

            Condensed Consolidated Statements of Operations for the Three and Nine
            Months ended  September 30, 1999 and 2000...................................................     4

            Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1999 and 2000...........................................................     5

            Notes to Condensed Consolidated Financial Statements........................................     6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................................     9


PART II.  OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K............................................................     14

SIGNATURES  ............................................................................................     15

EXHIBIT INDEX...........................................................................................     16



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          December 31,       September 30,
                                                                             1999               2000
                                                                          ------------       ------------
                                                                                              (Unaudited)
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $ 23,893,000       $ 31,652,000
Marketable securities                                                        6,261,000          5,153,000
Accounts receivable                                                          6,924,000          5,154,000
Accounts receivable - students, net                                          2,503,000          7,141,000
Inventories                                                                  7,514,000          9,113,000
Other current assets                                                         2,542,000          2,787,000
                                                                          ------------       ------------
  Total current assets                                                      49,637,000         61,000,000
                                                                          ------------       ------------
PROPERTY AND EQUIPMENT, net                                                  8,111,000          8,978,000
                                                                          ------------       ------------
GOODWILL, net                                                                8,571,000         13,492,000
                                                                          ------------       ------------
OTHER ASSETS:

Trademarks and product formulations, net                                       261,000            218,000
License rights, net                                                            733,000            720,000
Other                                                                        1,361,000          1,576,000
                                                                          ------------       ------------
  Total other assets                                                         2,355,000          2,514,000
                                                                          ------------       ------------
  Total assets                                                            $ 68,674,000       $ 85,984,000
                                                                          ============       ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                          $  2,368,000       $  3,241,000
Accrued expenses                                                             9,019,000          8,877,000
Current portion of deferred tuition revenue                                  2,141,000          7,875,000
Current portion of capital lease obligations                                     2,000                 --
Income taxes payable                                                         1,002,000            798,000
                                                                          ------------       ------------
  Total current liabilities                                                 14,532,000         20,791,000
                                                                          ------------       ------------
LONG TERM DEFERRED TUITION REVENUE                                             144,000            189,000
                                                                          ------------       ------------
MINORITY INTEREST                                                                1,000              7,000
                                                                          ------------       ------------
SHAREHOLDERS' EQUITY:

Preferred shares, $.0l par value; 10,000,000 shares authorized, none
  issued and outstanding                                                            --                 --
Common shares, $.0l par value; 100,000,000 shares authorized,
  16,616,000 shares issued at December 31, 1999 and 16,628,000
  shares issued at September 30, 2000, respectively                            166,000            166,000
Additional paid-in capital                                                  13,338,000         13,426,000
Accumulated other comprehensive income                                         (65,000)          (645,000)
Retained earnings                                                           57,074,000         74,583,000
Treasury shares, at cost, 1,017,000 shares in 1999 and
  1,382,000 shares in 2000                                                 (16,516,000)       (22,533,000)
                                                                          ------------       ------------
  Total shareholders' equity                                                53,997,000         64,997,000
                                                                          ------------       ------------
  Total liabilities and shareholders' equity                              $ 68,674,000       $ 85,984,000
                                                                          ============       ============


  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)



                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                     -------------------------------       -------------------------------
                                                          1999               2000               1999                2000
                                                     ------------       ------------       ------------       -------------
REVENUES:
     Services                                        $ 20,599,000       $ 27,395,000       $ 54,787,000       $  75,641,000
     Products                                          13,808,000         15,137,000         38,907,000          44,321,000
                                                     ------------       ------------       ------------       -------------
       Total revenues                                  34,407,000         42,532,000         93,694,000         119,962,000
                                                     ------------       ------------       ------------       -------------

COST OF SALES:
     Cost of services                                  15,865,000         20,729,000         42,265,000          57,251,000
     Cost of products                                   9,595,000         11,219,000         27,006,000          32,814,000
                                                     ------------       ------------       ------------       -------------
       Total cost of sales                             25,460,000         31,948,000         69,271,000          90,065,000
                                                     ------------       ------------       ------------       -------------
       Gross profit                                     8,947,000         10,584,000         24,423,000          29,897,000
                                                     ------------       ------------       ------------       -------------

OPERATING EXPENSES:
     Administrative                                     1,515,000          2,119,000          4,379,000           6,208,000
     Salary and payroll taxes                           1,535,000          2,041,000          4,343,000           5,891,000
     Goodwill amortization                                 49,000            203,000             49,000             490,000
                                                     ------------       ------------       ------------       -------------
       Total operating expenses                         3,099,000          4,363,000          8,771,000          12,589,000
                                                     ------------       ------------       ------------       -------------
       Income from operations                           5,848,000          6,221,000         15,652,000          17,308,000
                                                     ------------       ------------       ------------       -------------

OTHER INCOME (EXPENSE):
     Interest income                                      412,000            403,000          1,294,000           1,185,000
     Gain on sale of marketable securities                     --                 --             11,000                  --
     Interest expense                                      (2,000)            (1,000)            (5,000)             (2,000)
                                                     ------------       ------------       ------------       -------------
       Total other income (expense)                       410,000            402,000          1,300,000           1,183,000
                                                     ------------       ------------       ------------       -------------
       Income before provision for income taxes
         and minority interest                          6,258,000          6,623,000         16,952,000          18,491,000

PROVISION FOR INCOME TAXES                                384,000            342,000          1,051,000             976,000
                                                     ------------       ------------       ------------       -------------
     Income before minority interest                    5,874,000          6,281,000         15,901,000          17,515,000

MINORITY INTEREST                                              --                 --                 --              (6,000)
                                                     ------------       ------------       ------------       -------------
       Net income                                    $  5,874,000       $  6,281,000       $ 15,901,000       $  17,509,000
                                                     ============       ============       ============       =============

EARNINGS PER COMMON SHARE:
     Basic                                           $       0.36       $       0.41       $       0.98       $        1.14
                                                     ============       ============       ============       =============
     Diluted                                         $       0.35       $       0.40       $       0.95       $        1.10
                                                     ============       ============       ============       =============






      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                   -------------------------------
                                                                        1999               2000
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 15,901,000       $ 17,509,000
Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                                   1,890,000          1,776,000
      Gain on sale of marketable securities                             (11,000)                --
      Minority interest                                                      --              6,000
      (Increase) decrease in-
        Accounts receivable                                          (1,776,000)          (624,000)
        Inventories                                                      17,000         (1,834,000)
        Other current assets                                           (141,000)          (202,000)
        Other assets                                                   (995,000)          (322,000)
      Increase (decrease) in-
        Accounts payable                                             (1,326,000)           737,000
        Accrued expenses                                              1,525,000)          (204,000)
        Deferred tuition revenue                                        743,000          2,356,000
        Income taxes payable                                              4,000           (163,000)
                                                                   ------------       ------------
          Net cash provided by operating activities                  15,831,000         19,035,000
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                (6,820,000)        (2,635,000)
    Proceeds from maturities of marketable securities                 3,730,000          2,785,000
    Proceeds from sale of marketable securities                       6,304,000            995,000
    Capital expenditures                                             (3,294,000)        (2,075,000)
    Acquisitions, net of cash acquired                               (7,759,000)        (4,149,000)
                                                                   ------------       ------------
          Net cash used in investing activities                      (7,839,000)        (5,079,000)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations                               (19,000)            (2,000)
    Payments on long-term debt                                          (14,000)                --
    Purchases of treasury shares                                             --         (6,017,000)
    Net proceeds from stock option exercises                            106,000             88,000
                                                                   ------------       ------------
          Net cash provided by (used in) financing activities            73,000         (5,931,000)
                                                                   ------------       ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (22,000)          (266,000)
                                                                   ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             8,043,000          7,759,000
CASH AND CASH EQUIVALENTS, beginning of period                       10,058,000         23,893,000
                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                           $ 18,101,000       $ 31,652,000
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
      Cash paid during the period for-
      Interest                                                     $      5,000       $      3,000
                                                                   ============       ============
      Income taxes                                                 $  1,048,000       $  1,114,000
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

                    STEINER LEISURE LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(2)  ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries, where the context requires; "Steiner Leisure," "we," "us," "our," and the "Company" refer to Steiner Leisure Limited) provides spa services and skin and hair care products to passengers on board cruise ships worldwide.

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

On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be for 15 years with a five year renewal option if certain sales levels are achieved.

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

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                   ------------------------------    ------------------------------
                                                      1999             2000             1999             2000
                                                   ------------    --------------    ------------    --------------
  Weighted average shares outstanding used in
      calculating basic earnings per share          16,312,000      15,264,000        16,299,000      15,404,000
  Dilutive common share equivalents                    502,000         520,000           521,000         475,000
                                                   -----------     -----------       -----------     -----------
  Weighted average common and common
      equivalent shares used in calculating
      diluted earnings per share                    16,814,000      15,784,000        16,820,000      15,879,000
                                                   ===========     ===========       ===========     ===========

  Options and warrants outstanding which are not
      included in the calculation of diluted
      earnings per share because their
      impact is antidilutive                           431,000         744,000           431,000         906,000
                                                   ===========     ===========       ===========     ===========

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

Unaudited pro forma consolidated results of operations assuming the Florida Schools and the Additional Schools acquisitions had occurred at the beginning of the periods presented are as follows:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              --------------------------------
                                                 1999               2000
                                              ------------       -------------

           Revenue                            $ 101,680,000      $ 121,390,000
           Net income                            15,406,000         17,622,000
           Basic earnings per share                    0.94               1.14
           Diluted earnings per share                  0.91               1.11


The above pro forma consolidated statement of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that would have been reported had the acquisitions been consummated on January 1, 1999, nor are they necessarily indicative of results which will be reported in the future.

(5)  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                December 31,     September 30,
                                                    1999             2000
                                               -------------    ---------------
                                                                  (Unaudited)

          Operative commissions                 $ 1,638,000       $ 1,871,000
          Guaranteed minimum rentals              3,117,000         2,981,000
          Bonuses                                   750,000           689,000
          Staff shipboard accommodations            397,000           443,000
          Earnout                                   500,000               --
          Other                                   2,617,000         2,893,000
                                               ------------       -----------
            Total                               $ 9,019,000       $ 8,877,000
                                                ===========       ===========

(6)  COMPREHENSIVE INCOME:

Steiner Leisure adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:


                                                  Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                           ---------------------------------    -----------------------------------
                                               1999               2000               1999               2000
                                           --------------     --------------    ---------------    ----------------
  Net income                               $   5,874,000      $   6,281,000     $  15,901,000      $  17,509,000
  Unrealized gain (loss) on marketable
       securities, net of income taxes           435,000             25,000           (23,000)            37,000
  Foreign currency translation
    adjustments, net of income taxes            (201,000)          (231,000)         (474,000)          (616,000)
                                           -------------      -------------     -------------      -------------
  Comprehensive income                     $   6,108,000      $   6,075,000     $  15,404,000      $  16,930,000
                                           =============      =============     =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure) is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. In general, Steiner Leisure has experienced increases in rent payments as a percentage of revenue upon entering into new agreements with cruise lines. Steiner Leisure also sells its services and products through land-based channels, including a luxury spa at the Atlantis Resort on Paradise Island in The Bahamas ("Atlantis Spa") and has entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. Steiner Leisure also operates nine post secondary schools in the United States offering degree and non-degree programs in massage therapy and related courses.

         Steiner Leisure, Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, and Cosmetics Limited, our subsidiary that owns the rights to, and distributes our Elemis and La Therapie products, are Bahamian international business companies ("IBCs"). The Bahamas does not tax Bahamian IBCs. We believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. Approximately 86% of our income for the first nine months of 2000 was not subject to United States or United Kingdom income tax. The income from our United States subsidiaries, including those that perform administrative services for us, operate our massage therapy schools and sell our products in the United States, are subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries which accounted for a total of 9% of our pre-tax income for the first nine months of 2000, will be subject to U.K. tax rates (generally up to 31%). Our Bahamas subsidiary that conducts our Atlantis Spa operations is not an IBC and is subject to tax on its revenues of approximately one percent. To the extent that our income from non-maritime operations in jurisdictions that impose income taxes increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase.

         On October 31, 2000, Steiner Leisure was advised by Norwegian Cruise Line that our agreement to serve Norwegian's vessels would not be renewed after its expiration on December 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                       -------------------       -------------------
                                                        1999         2000         1999         2000
                                                       ------       ------       ------       ------
         Revenues:
             Services                                    59.9%        64.4%        58.5%        63.0%
             Products                                    40.1         35.6         41.5         37.0
                                                       ------       ------       ------       ------
                Total revenues                          100.0        100.0        100.0        100.0
                                                       ------       ------       ------       ------
         Cost of sales:
             Cost of services                            46.1         48.7         45.1         47.7
             Cost of products                            27.9         26.4         28.8         27.4
                                                       ------       ------       ------       ------
                Total cost of sales                      74.0         75.1         73.9         75.1
                                                       ------       ------       ------       ------
         Gross profit                                    26.0         24.9         26.1         24.9
         Operating expenses:
             Administrative                               4.4          5.0          4.7          5.2
             Salary and payroll taxes                     4.5          4.8          4.6          4.9
             Amortization of goodwill                     0.1          0.5          0.1          0.4
                                                       ------       ------       ------       ------
                Total operating expenses                  9.0         10.3          9.4         10.5
                                                       ------       ------       ------       ------
                Income from operations                   17.0         14.6         16.7         14.4
         Other income                                     1.2          0.9          1.4          1.0
                                                       ------       ------       ------       ------
         Income before provision for income taxes
             and minority interest                       18.2         15.5         18.1         15.4
         Provision for income taxes                       1.1          0.8          1.1          0.8
                                                       ------       ------       ------       ------
         Income before minority interest                 17.1         14.7         17.0         14.6
         Minority interest                                 --           --           --           --
                                                       ------       ------       ------       ------
         Net income                                      17.1%        14.7%        17.0%        14.6%
                                                       ======       ======       ======       ======


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues increased approximately 24.0%, or $8.1 million, to $42.5 million in the third quarter of 2000 from $34.4 million in the third quarter of 1999. Of this increase, $6.8 million was attributable to an increase in services revenues and $1.3 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional spa ships in service in the third quarter of 2000 compared to the third quarter of 1999, the commencement of operations at our Florida Schools on August 25, 1999, and the commencement of operations at our Additional Schools in April 2000. We had an average of 1,097 shipboard staff members in service in the third quarter of 2000 compared to an average of 988 shipboard staff members in service in the third quarter of 1999. Revenues per shipboard staff per day increased by 4.3% to $365 in the entire third quarter of 2000 from $350 in the third quarter of 1999.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 75.7% in the third quarter of 2000 from 77.0% in the third quarter of 1999. This decrease was due to increases in productivity of shipboard staff during the third quarter of 2000 compared to the third quarter of 1999, a decrease in the rent allocable to services revenues on cruise ships covered by agreements which were renewed after the third quarter of 1999 and became effective during the third quarter of 2000, and the effect of the lower cost of services as a percentage of services revenues at our Florida Schools (which were owned by us for a portion of the third quarter of 1999) and Additional Schools (which were not owned by us during the third quarter of 1999).

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 74.1% in the third quarter of 2000 from 69.5% in the third quarter of 1999. This increase was due to increases in rent allocable to products sales on cruise ships covered by agreements which were renewed after the third quarter of 1999 and became effective during the third quarter of 2000.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 10.3% in the third quarter of 2000 from 9.0% in the third quarter of 1999 as a result of the operating expenses and goodwill amortization at our Florida Schools (which were owned by us for a portion of the third quarter of 1999) and Additional Schools (which were not owned by us during the entire third quarter of 1999).

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.2% for the third quarter of 2000 from an overall effective rate of 6.1% for the third quarter of 1999 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues increased approximately 28.0%, or $26.3 million, to $120.0 million for the nine months ended September 30, 2000 from $93.7 million for the nine months ended September 30, 1999. Of this increase, $20.9 million was attributable to increases in services provided on cruise ships and $5.4 million was attributable to increases in sales of products. The increase in revenues for the first nine months of 2000 compared to the same period in the prior year was primarily attributable to an average of seven additional spa ships in service, the increase in revenues at the Atlantis Spa, the commencement of operations at our Florida Schools on August 25, 1999, and the commencement of operations at our Additional Schools in April 2000. The Company had 1,063 shipboard staff members in service on average during the nine months ended September 30, 2000 compared to 920 shipboard staff members in service on average during the nine months ended September 30, 1999. Revenues per staff per day increased by 3.2% in the first nine months of 2000 compared to the comparable period of 1999.

         COST OF SERVICES. Cost of services as a percentage of services revenue decreased to 75.7% in the first nine months of 2000 from 77.1% for the first nine months of 1999. This decrease was due to an increase in productivity of onboard staff during the first nine months of 2000 compared to the same period in prior year, a decrease in the rent allocable to services revenues on cruise ships covered by agreements which were renewed after the first quarter of 1999 and became effective during the first quarter of 2000, and the effect of the lower cost of services as a percentage of services revenues at our Florida Schools (which were owned by us during a portion of 1999) and Additional Schools (which were not owned by us during all of 1999).

         COST OF PRODUCTS. Cost of products as a percentage of products revenue increased to 74.0% in the first nine months of 2000 from 69.4% for the first nine months of 1999. This increase was primarily due to increases in rent allocable to products sales on cruise ships covered by agreements which were renewed after the first quarter of 1999 and became effective during the first quarter of 2000.

         OPERATING EXPENSES. Operating expenses as a percentage of revenues increased to 10.5% for the first nine months of 2000 from 9.4% for the first nine months of 1999 as a result of the operating expenses and goodwill amortization at our Florida Schools (which were owned by us during a portion of 1999) and Additional Schools (which were not owned by us during the first nine months of 1999).

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to an overall effective rate of 5.3% for the first nine months of 2000 from an overall effective rate of 6.2% for the first nine months of 1999 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

SEASONALITY

         Although certain cruise lines have experienced moderate seasonality, we believe that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on our results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significan impact on our revenues. However, due to our dependence on the cruise industry, revenues may in the future be affected by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities during the first nine months of 2000 was $19.0 million compared to $15.8 million in the first nine months of 1999. This increase is primarily due to the increase in our net income.

         Steiner Leisure had working capital of approximately $40.2 million at September 30, 2000 compared to $35.1 million at December 31, 1999.

         On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be for 15 years with a five year renewal option if certain sales levels are achieved. We estimate that the build-out will cost approximately $13.5 million and the spa will open in September 2001. The build-out will be funded from our working capital.

         In April 2000, Steiner Leisure acquired the assets of a total of five post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia. The purchase price of approximately $4.1 million in cash was funded from our working capital.

         Through November 5, 2000, we purchased a total of 365,000 of our common shares in 2000 in the open market for an aggregate purchase price of approximately $6.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

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

         o  changes in the taxation of our Bahamas subsidiaries;

         o changing competitive conditions, including increased competition from providers of shipboard spa services;

         o changes in laws and government regulations applicable to us and the cruise industry;

         o our limited experience in land-based operations including with respect to the integration of acquired businesses;

         o uncertainties beyond our control that could effect our ability to timely and cost-effectively construct land-based spa facilities;

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

10.7     Amended and Restated Non-Employee Directors' Share Option Plan

27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by Steiner Leisure during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2000


                                             STEINER LEISURE LIMITED
                                             -----------------------------------
                                                (Registrant)



                                             /s/ CLIVE E. WARSHAW
                                             -----------------------------------
                                             Clive E. Warshaw
                                             Chairman of the Board and Chief
                                             Executive Officer


                                             /s/ LEONARD I. FLUXMAN
                                             -----------------------------------
                                             Leonard I. Fluxman
                                             President and Chief Operating
                                             Officer


                                             /s/ CARL S. ST. PHILIP
                                             -----------------------------------
                                             Carl S. St. Philip
                                             Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------

10.7            Amended and Restated Non-Employee Directors' Share Option Plan

27              Financial Data Schedule