Form 10-K405
period 2000-12-31
STEINER LEISURE LTD
filed 2001-04-02
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to__________

Commission File Number: 0-28972

STEINER LEISURE LIMITED
(Exact name of registrant as specified in its charter)

Commonwealth of The Bahamas (State or other jurisdiction of incorporation or organization)	98-0164731 (IRS Employer Identification No.)
Suite 104A, Saffrey Square Nassau, The Bahamas (Address of principal executive offices)	Not Applicable (Zip code)

Registrant's telephone number, including area code: (242) 356-0006

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value (U.S.) $.01 per share

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes   [  ] No.

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001 was approximately $226,036,283.

       As of March 20, 2001, 16,629,678 (gross of 1,866,406 treasury shares) of the registrant's Common Shares, par value (U.S.) $.01 per share, were outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001, are incorporated by reference in Part III hereof.

PART I

ITEM 1.     BUSINESS

General

       Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited) is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. We strive to create a relaxing and therapeutic environment where customers can receive body and facial treatments and hair styling comparable in quality to the finest land-based spas and salons. Steiner Leisure also develops and markets premium priced, high quality personal care products that are sold primarily in connection with the services we provide. As of March 1, 2001, we served 99 cruise ships representing 24 cruise lines, including Carnival, Royal Caribbean, Princess, Celebrity and Cunard. Our services are provided under agreements with cruise lines which range in duration from one to six years.

       We also operate three post-secondary schools (comprised of nine campuses) (the "Schools") in the United States offering degree and non-degree programs in massage therapy, skin care and related areas. We bill students for their tuition and other institutional charges based on the specific instructional format or formats of the school's educational programs. The Schools and students participate in a wide variety of government-sponsored financial aid programs and are subject to extensive federal and state regulatory requirements imposed by government funding agencies and other bodies. Among other things, each institution's refund policies must meet the requirements of the United States Department of Education (the "DOE") and such institution's state and accrediting agencies. Our Management uses a diversified media, including direct mail, newspaper advertising and other print media, to attract potential students.

       In October 2000, we entered into an agreement to operate the luxury spa at the Aladdin Resort and Casino in Las Vegas, Nevada. The spa is scheduled to open in late 2001. Additionally, on January 29, 2001, we began operating a small luxury day spa in the Mayfair section of London (the "London Spa").

       Steiner Leisure was organized as an international business company under the laws of The Bahamas in October 1995 as the successor to Steiner Group Limited, now known as STGR Limited, a family-owned business founded in 1934 in the United Kingdom ("Steiner Group"). Steiner Leisure commenced operations in November 1995 with the contribution to its capital of substantially all of the cruise-related assets of the maritime division of Steiner Group and the outstanding common stock of Coiffeur Transocean (Overseas), Inc., a subsidiary of Steiner Group acquired in June 1994.

       Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities offer enlarged fitness and treatment areas, generally located in a single passenger activity area. As of March 1, 2001, 49 of the 99 ships that we served had large spa facilities. Our services include massage, hydrotherapy (water-based) treatments, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, hair styling, manicures, pedicures and a variety of other specialized body and facial treatments. Our range of services is designed to capitalize on the growing consumer trend towards health awareness, personal care and fitness. Ships with large spas provided us with average weekly revenues of $42,249 in 1999 and $43,936 in 2000, as compared to average weekly revenues of $11,296 in 1999 and $11,775 in 2000 for the other ships we served.

       We sell a variety of beauty and hair care products under our "Elemis" and "La Therapie" trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products of third parties, including a variety of hair care products under the "Steiner" name. In total, we offer over 151 different products. These products include beauty preparations, such as aromatherapy oils, cleansers and creams, other skin care preparations and accessories and hair care products, such as shampoos, moisturizers and lotions. Steiner Leisure sells its products primarily on board the ships that we serve. We also sell products through third party land-based retail (including at our Schools) and wholesale outlets, mail order and our web sites at www.steinerleisure.com, www.elemis.com and www.timetospa.com. During 2000, services accounted for approximately 63% of our revenues and products accounted for approximately 37% of our revenues.

Cruise Industry Overview

       The passenger cruise industry has experienced substantial growth over the past 30 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume of cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 2.2 million in 1985 to approximately 6.9 million in 2000, representing a compound annual growth rate of approximately 7.9%. As of March 1, 2001, approximately 84 of the 99 ships we served offered North American Cruises.

       According to a study reported by CLIA in February 2000, passengers ranked as their top reason for preferring cruising to other vacation types that cruises "allow you to be pampered." Similarly, that study indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. "Being pampered" achieved the greatest positive distinction. We believe our services offer a therapeutic and indulgent experience to passengers, and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise ship experience.

       In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched decor. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of March 1, 2001, 49 of the ships that we served offered large spa facilities. The cruise lines we serve are scheduled to introduce a total of seven new ships during the remainder of 2001. Steiner Leisure expects to perform services on six of these ships, all six of which are currently covered by cruise line agreements. Five of these six will have large spa facilities.

Business Strategy

       Our business strategy is directed at maintaining and enhancing our position as the leading worldwide provider of spa services and skin and hair care products on board cruise ships. To do so, we:

       Recruit and Train High Quality Shipboard Personnel. Steiner Leisure provides services to our customers on a personal basis. We employ shipboard staff who are professional, attentive and able to continue our tradition of catering to the needs of individual customers. We recruit our staff primarily from the British Isles, Australia, South Africa, and the rest of Europe. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of customer care. Our training emphasizes the importance of an individualized and therapeutic experience for our customers. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

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

       Maintain Close Relationships With the Cruise Lines. Steiner Leisure has developed strong relationships with the cruise lines as a result of the revenues we generate for them and the high level of customer satisfaction with our services. These relationships are important to our future growth and have positioned us to obtain renewals of almost all of our cruise line agreements that have expired since 1990. During 2000 and through March 1, 2001, we renewed our agreements with Renaissance (8 ships in service at March 1, 2001) and Costa (6 ships in service at March 1, 2001) (each for four year terms); Cunard (4 ships in service at March 1, 2001) and Seabourn (4 ships in service at March 1, 2001) (each for five year terms); and Radisson (two ships in service at March 1, 2001) (for a three year term). On October 31, 2000, we were advised by Norwegian Cruise Line that our agreements to serve the vessels of Norwegian and Norwegian Capricorn would not be renewed after its expiration on December 31, 2000.

Growth Strategy

       Steiner Leisure's strategy for continued growth includes the following principal elements:

       Expand With Present Cruise Line Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to March 1, 2001, we commenced serving 37 new cruise ships brought into service by our cruise line customers. As of March 1, 2001, the cruise lines served by us were scheduled to introduce seven new ships into service during the remainder of 2001. Steiner Leisure expects to perform services on six of these ships, all six of which are currently covered by cruise line agreements.

       Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We often assist cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. As of March 1, 2001, 49 of the ships we served had large spa facilities. During the remainder of 2001, we believe we will begin serving an additional five ships with large spa facilities.

       Increase Product Sales. Sales of our products increased at a compound annual growth rate of 22.4% from 1996 through 2000. Steiner Leisure's products are sold primarily to cruise ship passengers. We also sell products at the retail outlets of our Schools, the Elemis Beautiful Skin Centres in Hong Kong and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our web sites at www.steinerleisure.com, www.elemis.com and www.timetospa.com. We believe that there is a significant opportunity to increase our product retail sales through third party, land-based channels.

       Increase Shipboard Productivity. Improved staff productivity on board ships is a factor contributing to our overall growth. The gross revenue attributable to each shipboard staff member per day that a ship is in service is expressed as a "gross per day." During 2000, ships with large spa facilities had an average gross per day of $405 compared to $268 for ships without large spa facilities. Steiner Leisure's average gross per staff per day has increased each year, from $256 in 1996 to $358 in 2000. We believe that this increase is due to the continuous training that we provide to our shipboard employees, including instruction in maximization of sales as well as the promotion of higher priced products on vessels with large spa facilities.

       Seek Land-Based Opportunities. We believe that there are land-based opportunities to sell our services and products and to otherwise expand our operations. In January 2001, we began operating a small luxury day spa in the Mayfair section of London. In late 2001, we expect to begin operating a luxury spa at the Aladdin Resort and Casino in Las Vegas, Nevada. We offer services and products at our London day spa facility similar to those we offer on cruise ships and expect to do the same at the Aladdin Spa. In 1999, we began operating a post-secondary school (four campuses) in Florida offering training in massage therapy and skin care. In 2000, we began operating two additional massage therapy training schools (five campuses) located in Maryland, Pennsylvania and Virginia. In 1998, we licensed rights to operate three Elemis Beautiful Skin Centres in Hong Kong. These day spas sell our products. We will consider other land-based opportunities if we believe the circumstances to be appropriate.

       Consider Strategic Acquisitions. Steiner Leisure will consider strategic acquisitions of land-based or maritime-based businesses that are compatible with our operations.

Cruise Line Customers

       As of March 1, 2001, Steiner Leisure provided its services and products to 24 cruise lines representing a total of 99 ships, including almost all of the major cruise lines offering North American Cruises.

       The numbers of ships served as of March 1, 2001 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number Of Ships Served
Carnival (l)	14	Orient	1
Celebrity (2)	7	P&O Cruises (4) (5)	3
Costa (l)	7	P&O European Ferries (4)	1
Crystal	2	Passat	1
Cunard (l) (3)	4	Princess (4)	9
Disney	2	Radisson Diamond Seven Seas	2
Festival	1	Renaissance	8
Fred Olsen	2	Royal Caribbean (2)	14
Holland America (l)	10	Saga	1
Louis	2	Seabourn (3)	4
Mediterranean Shipping	1	Unicom	1
MTC	1	Windstar (1)	1
		Total	99

_____________________

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Holland America, Costa and Windstar and a majority interest in Cunard.

  Celebrity is owned by Royal Caribbean.

  Cunard Line Limited owns Seabourn Cruise Line Ltd.

  P&O European Ferries, P&O Cruises and Princess are subsidiaries of The Peninsular & Oriental Steam Navigation Company.

  This agreement expired on December 31, 2000. We are currently serving these ships without a written agreement and are negotiating a renewal of this agreement.

       The cruise lines served by us are scheduled to introduce seven new ships into service during the remainder of 2001. Steiner Leisure expects to perform services on six of these ships, all six of which are currently covered by cruise line agreements. Five of these six will have large spa facilities. The cruise lines for which these ships are scheduled to enter service are as follows: Carnival (two ships); Celebrity (two ships); Festival (one ship) and Princess (one ship).

       Since November 1996, none of our cruise line agreements were terminated prior to their expiration dates. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected by cruise lines removing from service older ships as new ships are introduced. On October 31, 2000, we were advised by Norwegian Cruise Line that our agreements to serve the vessels of Norwegian and Norwegian Capricorn would not be renewed after its expiration on December 31, 2000.

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

       Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women and men. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy treatments. The body treatment techniques include those developed by us in response to the needs and requests of cruise ship passengers. The number of private treatment rooms available for these services ranges from one to fourteen, depending on the size of the ship. The number of our staff providing these services on a ship ranges from one to fourteen. On several ships, Steiner Leisure provides certain specialty treatments including a body capsule that provides a multi-sensory, massage-like treatment in an individual, self-contained environment.

       Beauty and Hair. On each ship we serve we operate a hair styling salon that provides services to women, men and children and facilities for nail and beauty treatments. Depending on the size of the ship, Steiner Leisure's facilities offer from one to twelve hair styling stations as well as stations for facial treatments, manicures and pedicures. We staff each ship with one to seven employees performing hair, nail and beauty services.

       Spas. Since the late 1980s, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of March 1, 2001, large spas were found on 49 of the ships that we served. We expect to serve an additional five ships with large spa facilities that are anticipated to begin service later in 2001. These spas provide enlarged fitness and treatment areas and on most ships include hydrotherapy treatments. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 2000, our average weekly revenues on ships with large spas were 3.7 times our average weekly revenues on other ships.

       Fitness Facilities. As of March 1, 2001, we operated fitness facilities on 61 of the ships we serve. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes. Steiner Leisure provides from one to three fitness instructors, depending on ship size. These instructors are available to provide special services to passengers, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services.

       Saunas and Steam Rooms. We operate saunas and steam rooms on most of the ships we serve. These facilities generally may be used by passengers at no charge.

Facilities Design

       In general, facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted or are assisting in the design of facilities for a total of 52 ships, including some that will be introduced during the remainder of 2001, 36 which have, or upon completion will have, large spas. Of these 52 ships, 46 are currently in service, 44 of which we serve, and the remainder are under construction. We believe that our participation has resulted in the construction of facilities permitting improved quality of service and increased revenues to us and the cruise lines. We believe that our involvement in the design of shipboard facilities has enabled us to obtain additional cruise line agreements. However, we cannot assure you that we will be able to obtain agreements for all of the ships for which we provide design assistance.

Hours of Operation

       The facilities operated by Steiner Leisure generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m., except when a ship is in the territorial waters of a jurisdiction that would tax our sales or income.

Recruiting and Training

       Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. We hire and train personnel who perform our shipboard services and the services at our London Spa. Steiner Leisure recruits employees primarily from the British Isles, Australia, South Africa, and the rest of Europe. Recruitment techniques include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Applicants must possess a willingness to provide outstanding personal service.

       Each candidate must complete a rigorous training program at our facilities in London, England. We can train up to approximately 180 employees at a time. The training course for service personnel is typically conducted over a period of two to eight weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive, customer care. All employees also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. Each employee is educated with respect to all of our services and products to enable them to cross-market our services and products. We also train shipboard management candidates. This training covers, among other things, maximization of shipboard revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line personnel.

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

       Students trained at our Schools may be employed by us at any other land-based facilities that we may operate in the future, as well as on cruise ships we serve.

Products

       Steiner Leisure sells high quality personal care products for men and women. The products sold on ships are duty free and tax free. We also offer our products through our London Spa, the retail outlets of our Schools, the Elemis Beautiful Skin Centres and salons, retail stores and other third party land-based retail and wholesale outlets. We also sell products through mail order and our web sites at www.steinerleisure.com, www.elemis.com and www.timetospa.com. The beauty products offered include aromatherapy oils as well as cleansers, creams and other skin care products and cleaning accessories. Hair care products offered include shampoos, moisturizers and lotions. Most of the products sold by us are from our "Elemis" and "La Therapie" product lines. As of March 1, 2001, Steiner Leisure sold 124 "Elemis" skin and hair care products made primarily from premium quality natural ingredients and 27 premium quality "La Therapie" skin care products. Almost all of the raw materials for "Elemis" and "La Therapie" products are sourced from a premier French manufacturer under an agreement that expired on January 31, 2001. The manufacturer continues to produce these ingredients for us and we are currently negotiating a renewal of this agreement. Production, packaging and distribution of our "Elemis" and "La Therapie" products are conducted at our facilities in Bridgewater, England.

       We train the students attending the Schools in the use of our Elemis products.

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

Cruise Line Agreements

       Our cruise line agreements give us the right to offer our services and products on board ships. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the agreements cover all of the then-operating ships of a cruise line. New arrangements must often be negotiated between us and a cruise line as ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately three years as of March 1, 2001. As of that date, cruise line agreements that expire within one year covered 24 of the 99 ships served by us. These 24 ships accounted for approximately 18.8% of our revenues for 2000.

       The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 1, 2001, agreements for three ships provide for termination for any reason by the cruise line on six months notice.

       Steiner Leisure is obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from customers. As of December 31, 2000, these payments are required by cruise line agreements covering a total of 79 ships served by us and 22 additional ships not yet in service. As of December 31, 2000, Steiner Leisure had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by us) of approximately: $21.5 million in 2001, $24.4 million in 2002, $27.2 million in 2003 and $29.4 million in 2004, and $26.3 million in 2005.

       On October 31, 2000, Steiner Leisure was advised by Norwegian Cruise Line that our agreement to serve the vessels of Norwegian and Norwegian Capricorn would not be renewed after its expiration on December 31, 2000.

Land-Based Activities

       In February 1999, we began operating a 25,000 square foot luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas. At that spa we offered services and products similar to those offered to our shipboard customers. In December 2000, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, effective January 31, 2001, Steiner Leisure no longer offered its services and products at the Atlantis Spa. We received $4.9 million from the resort's owner in connection with the buy-out and did not recognize any gain or loss in connection with the buy-out.

       On January 29, 2001, we began operating a small luxury day spa in the Mayfair section of London. Under the lease for this day spa we pay the owner of the building in which the day spa is located a fixed monthly rental. The term of the lease is 10 years.

       On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five year renewal option if certain sales levels are achieved. The build-out will cost approximately $13.5 million and the spa is expected to open in late 2001.

       In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree courses in massage therapy, skin care and related areas. In April 2000, we acquired two post-secondary massage therapy schools (five campuses) located in Maryland, Pennsylvania and Virginia. We sell our Elemis product line at our Florida schools. As of March 1, 2001, 1,942 students attended our Schools. We are eligible to participate in student financial assistance programs administered by the DOE and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our Schools is dependent to a significant extent on our continued eligibility to participate in these programs.

       We believe the Schools have the potential to provide us with the services of skilled and trained staff for our land-based and shipboard facilities and will assist us in creating new channels for distribution of our Elemis product range.

Competition

       Steiner Leisure is the leading worldwide provider of hair, beauty, massage and fitness services, and skin and hair care products on board cruise ships. However, we compete with passenger activity alternates on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A number of cruise lines currently perform the shipboard services performed by us with their own personnel, and one or more additional cruise lines could elect to perform these services themselves. There currently are several other entities offering services to the cruise industry similar to those provided by us. Mandara Spas LLC provides these services for Silverseas and Norwegian Cruise Line and at the Atlantis Spa. In addition, Harding Brothers is currently serving two ships formerly served by us.

       The London Spa and the Elemis Beautiful Skin Centres compete with a variety of other operators of land-based day spas and beauty salons, including those with greater resources than Steiner Leisure.

       The post-secondary education market is highly competitive. Our schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our Schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours.

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

       Steiner Leisure's land-based spa operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely effect our ability to sell, or could increase the cost of our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for Steiner Leisure-trained employees at our land-based facilities.

       The Schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirements of the Higher Education Act ("HEA") and the regulations promulgated thereunder by the DOE. Our Schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of Steiner Leisure or any of its schools to participate in such programs.

       Under the applicable regulations, there are three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.

       All of the Schools are eligible to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states' Department of Education. Additionally, each institution must be accredited by an agency recognized by the DOE.

       The financial aid and assistance programs, in which most of the School's students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Administration of these programs is periodically reviewed by various regulatory agencies. The failure by our Schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on Steiner Leisure's revenues and cash flows because the Schools' student enrollment would likely decline as a result of its students' inability to finance their education without the availability of Title IV Program funds.

Employees

       As of March 1, 2001, Steiner Leisure had a total of 1,584 employees. Of that number, 1,075 worked on cruise ships, 13 worked at the London Spa, 218 were involved in teaching at our Schools, 22 were involved in the recruiting and training of our onboard personnel, 45 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 211 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Shipboard employees' compensation consists of salary plus a commission based on the volume of revenues generated by the employee. A manager's compensation is based on the performance of the team under the manager's supervision. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

       Personnel working at the Elemis Beautiful Skin Centres are employees of the operator of these facilities.

ITEM 2.     PROPERTIES

       Steiner Leisure's corporate office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC (formerly, CT Maritime Services, L.C.), a Florida subsidiary of Steiner Leisure, is located in Miami, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our Florida schools are located in Pompano Beach, Miami, Altamonte Springs and Sarasota. Our other U.S. Schools are located in Maryland (Baltimore), Pennsylvania (York) and Virginia (Charlottesville, Winchester and Blacksburg). Our staff training facilities and the administrative offices of our Elemis Limited subsidiary are located in Stanmore, Middlesex, England. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. Our London day spa is located in the Mayfair section of that city. All of the above-described properties are leased, and Steiner Leisure believes that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	58	Chairman of the Board
Leonard I. Fluxman	42	President and Chief Executive Officer and a Director
Glenn J. Fusfield	38	Chief Operating Officer
Michele Steiner Warshaw	55	Executive Vice President and a Director
Amanda Jane Francis	34	Senior Vice President - Operations of Steiner Transocean
Sean C. Harrington	34	Managing Director of Elemis Limited
Carl S. St. Philip, Jr.	34	Vice President and Chief Financial Officer

       Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2000, Mr. Warshaw also served as our Chief Executive Officer. Mr. Warshaw joined Steiner Group in 1982. Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michele Steiner Warshaw.

       Leonard I. Fluxman has served as our President and Chief Executive Officer since January 2001, and as a director since November 1995. From January 1999 to December 2000, Mr. Fluxman served as our President and Chief Operating Officer. From November 1995 through December 1998, he served as Chief Operating Officer and Chief Financial Officer of Steiner Leisure. Mr. Fluxman joined us in June 1994, in connection with our acquisition of Coiffeur Transocean (Overseas), Inc. ("CTO"). Mr. Fluxman served as CTO's Vice President - Finance from January 1990 until June 1994, and as its Chief Operating Officer from June 1994 until November 1996.

       Glenn J. Fusfield was appointed Chief Operating Officer on January 1, 2001. Mr. Fusfield joined us in November 2000 as our Senior Vice President, Group Operations. Prior to joining us, Mr. Fusfield was with Carnival Cruise Lines for 12 years, serving as Director, Hotel Operations for Carnival from January 1995 until December 1998, and Vice President, Hotel Operations from January 1999 to October 2000.

       Michele Steiner Warshaw has served as a director of Steiner Leisure since November 1995 and served as our Senior Vice President - Development from January 1996 until March 1997, when she was named Executive Vice President. Ms. Warshaw held a variety of positions with Steiner Group from 1967 until November 1995, including assisting in the design and development of shipboard facilities and services. Ms. Warshaw resides in The Bahamas. Ms. Warshaw is the wife of Clive E. Warshaw.

       Amanda Jane Francis has served as Senior Vice President - Operations of Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, since November 1995, and of Steiner Group from June 1994 until November 1995. From 1989 until June 1994, Ms. Francis was the Director of Training for Steiner Group. From 1982 until 1989, Ms. Francis held other land-based and shipboard positions with Steiner Group.

       Sean C. Harrington has served as Managing Director of our Elemis Limited subsidiary since January 1996. Mr. Harrington also oversees our United Kingdom operations and our Dubai and Elemis Beautiful Skin Centre operations. From July 1993 through December 1995, he served as Sales Director, and from May 1991 until July 1993, as United Kingdom Sales Manager of Elemis Limited.

       Carl S. St. Philip, Jr. has served as Vice President and Chief Financial Officer of Steiner Leisure since January 1999. From July 1997 through December 1998, he served as our Vice President - Finance. From January 1997 through December 1998, Mr. St. Philip served as Vice President - Finance of our Steiner Management Services LLC subsidiary. Mr. St. Philip joined us in June 1994 when we acquired CTO. Mr. St. Philip served as Assistant Controller of CTO from June 1991 until June 1993, and as CTO's Controller from June 1993 until December 1996, when CTO was liquidated. Mr. St. Philip, a certified public accountant, was employed by Laventhol and Horwath from 1989 to 1991.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Shares and Related Matters

       Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Stock Market.

1999	High	Low
First Quarter	$35.38	$22.00
Second Quarter	35.88	27.13
Third Quarter	34.75	22.69
Fourth Quarter	25.63	12.75

2000	High	Low
First Quarter	$22.56	$15.13
Second Quarter	22.75	15.19
Third Quarter	24.94	17.63
Fourth Quarter	24.69	12.13

       As of March 20, 2001, there were 21 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 2,785 beneficial owners of the common shares.

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

       Dividends and other distributions from Bahamas international business companies ("IBCs"), such as Steiner Leisure and its Bahamas IBC subsidiaries, are not subject to exchange control approval by the Central Bank of The Bahamas (the "Central Bank") except for those payable to residents of the Bahamas. In all other material respects the exchange control regulations do not apply to IBCs whose operations are exclusively carried on outside The Bahamas, such as our principal subsidiary. We cannot assure you that this exemption for IBC's will continue indefinitely, or for any particular length of time in the future.

ITEM 6.     SELECTED FINANCIAL DATA.

       Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2000. The balance sheet data as of December 31, 1999 and 2000 and the statement of operations data for the years ended December 31, 1998, 1999 and 2000 have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 1996, 1997 and 1998 and the statements of operations data for the years ended December 31, 1996 and 1997, are derived from our financial statements which have been audited by Arthur Andersen LLP. These financial statements are not included herein. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Year Ended December 31,
1996	1997	1998	1999	2000
(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$43,122	$50,113	$59,741	$76,958	$102,334
Products	26,458	33,863	41,647	52,825	59,482
Total revenues	69,580	83,976	101,388	129,783	161,816
Cost of Revenues:
Cost of services	33,446	39,085	46,142	59,037	77,349
Cost of products	18,699	23,110	28,227	36,824	44,071
Total cost of revenues	52,145	62,195	74,369	95,861	121,420
Gross profit	17,435	21,781	27,019	33,922	40,396
Operating expenses
Administrative	3,396	3,862	4,801	5,946	8,365
Salary and payroll taxes	3,973	4,344	4,979	6,025	7,990
Amortization of CTO intangibles	2,477	1,089	-	-	-
Amortization of goodwill	-	-	-	192	651
Total operating expenses	9,846	9,295	9,780	12,163	17,006
Income from operations	7,589	12,486	17,239	21,759	23,390
Other income (expense)	(168)	908	1,737	1,457	1,665
Income before provision for income taxes and minority interest	7,421	13,394	18,976	23,216	25,055
Provision for income taxes:
Current	1,750	1,147	1,296	1,341	1,289
Nonrecurring	3,200	-	-	-	-
Total provision for income taxes	4,950	1,147	1,296	1,341	1,289
Income before minority interest	2,471	12,247	17,680	21,875	23,766
Minority Interest	-	-	(4)	18	(20)
Net income	$2,471	$12,247	$17,676	$21,893	$23,746
Earnings per common share (1)
Basic	$0.17	$0.76	$1.08	$1.35	$1.55
Diluted	$0.17	$0.73	$1.04	$1.31	$1.50
Basic weighted average shares outstanding	14,556	16,202	16,401	16,215	15,337
Diluted weighted average shares outstanding	14,684	16,693	16,960	16,720	15,802

BALANCE SHEET DATA:
Working capital	$12,595	$25,644	$35,872	$35,105	$36,973
Total assets	26,656	37,137	53,654	68,674	88,227
Shareholders' equity	16,080	28,513	43,691	53,997	64,562

_____________________

(1)   We effected a 3-for-2 split of our common shares on each of October 24, 1997 and April 28, 1998. The share and per share data above reflect these share splits.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       Steiner Leisure is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. We sell our services and products to cruise passengers. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. In 1999, we began offering services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Effective January 31, 2001, we no longer offered our services and products at the Atlantis Spa. Also in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia.

       Cost of revenues includes:

  cost of services, including an allocable portion of wages paid to shipboard and land-based spa employees, rent payments to cruise lines and, through January 2001, the Atlantis Resort (which are a percentage of service revenues or a minimum annual rent or a combination of both) and other staff-related shipboard expenses as well as, with respect to our Schools, directly attributable campus costs such as rent and employee wages; and

  cost of products, including an allocable portion of wages paid to shipboard employees, rent payments to cruise lines and, through January 2001, the owners of the Atlantis Resort (as noted above) and other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

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

       Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses included goodwill amortization related to the acquisition of our Schools in 1999 and 2000.

       Steiner Leisure and Steiner Transocean, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. More than 90.0% of our income for 2000 was not subject to United States or United Kingdom income tax. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, which accounted for a total of 8.7% of our pretax income for 2000, will be subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells our products in the U.S.), Steiner Management Services, LLC (which performs administrative services) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. When we commence the operations of our spa at the Aladdin Resort, Steiner Spa Resorts (Nevada), Inc., our U.S. subsidiary through which that spa will be operated, also will be subject to these U.S. taxes. Our Bahamas subsidiary which conducted our Atlantis Spa operations is not an IBC and has been subject to tax on its revenues of approximately one percent. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase.

Recently Issued Accounting Standards

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Steiner Leisure adopted SAB 101 as required in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on our consolidated results of operations and financial position.

       In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138, applies to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Steiner Leisure will adopt SFAS No. 133 as required on January 1, 2001. We have completed an analysis and determined that we have no derivative instruments as defined under SFAS No. 133 and expect no effects upon adoption.

       EITF 00-2 "Accounting for Web Site Development Costs," issued February 2000, is effective no later than July 1, 2000. It requires the capitalization and amortization of certain web site software costs in instances where the web site is used for internal use. Steiner Leisure adopted EITF 00-2 on July 1, 2000, and its adoption did not have a material effect on our earnings and financial position.

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25 ("FIN 44"). This Interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occurred prior to July 1, 2000. The adoption of this interpretation on July 1, 2000 did not have a material effect on our earnings and financial position.

Results of Operations

       The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	1998	1999	2000
Revenues:
Services	58.9%	59.3%	63.2%
Products	41.1	40.7	36.8
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	45.5	45.5	47.8
Cost of products	27.9	28.4	27.2
Total cost of revenues	73.4	73.9	75.0
Gross profit	26.6	26.1	25.0
Operating expenses:
Administrative	4.7	4.6	5.2
Salary and payroll taxes	4.9	4.6	4.9
Amortization of goodwill	-	.1	.4
Total operating expenses	9.6	9.3	10.5
Income from operations	17.0	16.8	14.5
Other income	1.7	1.1	1.0
Income before provision for income taxes and minority interest	18.7	17.9	15.5
Provision for income taxes	1.3	1.0	.8
Income before minority interest	17.4	16.9	14.7
Minority interest	-	-	-
Net income	17.4%	16.9%	14.7%

2000 Compared to 1999

       Revenues. Revenues increased approximately 24.7%, or $32.0 million, to $161.8 million in 2000 from $129.8 million in 1999. Of this increase, $25.4 million was attributable to an increase in services revenues and $6.6 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional spa ships in service in 2000 compared to 1999, a full year of operations at our Florida schools and the commencement of operations at our other U.S. Schools in April 2000. We had an average of 1,068 shipboard staff members in service in 2000 compared to an average of 938 shipboard staff members in service in 1999. Revenues per shipboard staff per day increased by 3.2% to $358 in 2000 from $347 in 1999.

       Cost of Services. Cost of services as a percentage of services revenues decreased to 75.6% in 2000 from 76.7% in 1999. This decrease was due to an increase in productivity of onboard staff during 2000, a decrease in the rent allocable to services revenues on cruise ships covered by agreements which were renewed in 1999 and became effective during the first quarter of 2000, and the effect of the lower cost of services as a percentage of services revenues at our Florida Schools (which were owned by us during only a portion of 1999) and our other U.S. schools (which were not owned by us during all of 1999).

       Cost of Products. Cost of products as a percentage of products revenue increased to 74.1% in 2000 from 69.7% in 1999. This increase was primarily due to increases in rent allocable to products sales on cruise ships covered by agreements which were renewed in 1999 and became effective during the first quarter of 2000.

       Operating Expenses. Operating expenses as a percentage of revenues increased to 10.5% in 2000 from 9.3% in 1999 as a result of the operating expenses and goodwill amortization at our Florida Schools (which were owned by us during only a portion of 1999) and our other U.S. Schools (which were not owned by us during 1999).

       Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 5.1% in 2000 from an overall effective rate of 5.8% in 1999 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

1999 Compared to 1998

       Revenues. Revenues increased approximately 28.0%, or $28.4 million, to $129.8 million in 1999 from $101.4 million in 1998. Of this increase, $17.2 million was attributable to an increase in services revenues and $11.2 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of five additional spa ships in service in 1999 compared to 1998 and the commencement of operations at the Atlantis Spa and our Florida schools in the first and third quarters of 1999, respectively. We had an average of 938 shipboard staff members in service in 1999 compared to an average of 842 shipboard staff members in service in 1998. Revenues per shipboard staff per day increased by 11.9% to $347 in 1999 from $310 in 1998.

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

Quarterly Results and Seasonality

       The following table sets forth selected statements of operations data on a quarterly basis for 1999 and 2000 and the percentage of revenues represented by the line items presented. Although certain cruise lines have experienced moderate seasonality, we believe that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on our results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on our revenues. However, due to our dependence on the cruise industry, Steiner Leisure's revenues may in the future be effected by seasonality. The quarterly selected statement of operations data set forth below were derived from the Unaudited Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

Fiscal Year 1999				Fiscal Year 2000
First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)

Statement of Operations Data:
Revenues	$29,354	$29,933	$34,407	$36,089	$38,223	$39,207	$42,532	$41,854
Gross profit	7,699	7,777	8,947	9,499	9,483	9,830	10,584	10,499
Administrative, salary and payroll taxes, goodwill amortization	2,840	2,832	3,099	3,392	4,012	4,214	4,363	4,417
Income from operations	4,859	4,945	5,848	6,107	5,471	5,616	6,221	6,082
Net income	5,011	5,017	5,874	5,991	5,574	5,654	6,281	6,237
Diluted earnings per share	$0.30	$0.30	$0.35	$0.37	$0.35	$0.36	$0.40	$0.40
As a Percentage of Revenues:
Gross profit	26.2%	26.0%	26.0%	26.3%	24.8%	25.1%	24.9%	25.1%
Administrative, salary and payroll taxes, goodwill amortization	9.7%	9.5%	9.0%	9.4%	10.5%	10.7%	10.3%	10.6%
Income from operations	16.5%	16.5%	17.0%	16.9%	14.3%	14.3%	14.6%	14.5%
Net income	17.1%	16.7%	17.1%	16.6%	14.6%	14.4%	14.8%	14.9%

Liquidity and Capital Resources

       Cash flow from operating activities was $24.0 million in 2000, $23.3 million in 1999 and $15.2 million in 1998. Steiner Leisure had working capital of approximately $37.0 million at December 31, 2000, compared to $35.1 million at December 31, 1999.

       In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $4.9 million from the operator of the Atlantis Resort and did not recognize any gain or loss in connection with the buy-out.

       On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five year renewal option if certain sales levels are achieved. The build-out will cost approximately $13.5 million and the spa is expected to open in late 2001. The build-out is expected to be funded from our working capital.

       In August 1999, we acquired the Florida Schools (comprised of four campuses) for approximately $7.9 million in cash (including purchase price adjustments) and $1.0 million in Steiner Leisure common shares. The cash portion of the purchase price was funded from our working capital. In April 2000, we acquired two additional post-secondary massage therapy schools (comprised of five campuses) located in Maryland, Pennsylvania and Virginia for approximately $4.1 million in cash. This amount also was funded from our working capital.

       During 1998, 1999 and 2000, we purchased a total of 312,750, 740,000 and 849,400 respectively, of our common shares in the open market for aggregate purchase prices of $4.9 million, $12.2 million and $12.9 million, respectively. These purchases were made pursuant to a share purchase program authorized by our Board of Directors. As of March 1, 2001, we have repurchased 1,902,150 of the 3,187,250 shares authorized under the share repurchase program.

       We believe that cash generated from operations is sufficient to satisfy the cash required to operate our business. Any significant acquisition may require outside financing. We currently do not have any agreement with respect to an acquisition.

Inflation and Economic Conditions

       Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a number of cruise passengers reside, could have a material effect on the cruise industry upon which we are dependent. Current softness of the economy in North America and industry analysts concerns with respect to over capacity could have a material adverse effect on our business, results of operation and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

       From time to time, including herein, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

       Such forward-looking statements include, among others, statements regarding:

    our proposed activities pursuant to agreements with cruise lines or land-based operators;

    our future land-based activities;

    scheduled introductions of new ships by cruise lines;

    our ability to generate sufficient cash flow from operations; and

    the extent of the taxability of our income.

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

    terminability with limited or no advance notice under certain circumstances of land-based spa agreements;

    our dependence on the cruise industry and our being subject to the risks of that industry;

    our obligation to make minimum payments to certain cruise lines and, possibly, to lessors of land-based spas that we may operate in the future, irrespective of the revenues received by us from customers;

    increases in rent payments accompanying renewed, or new cruise line and land-based spa agreements;

    our dependence on a limited number of cruise companies and on a single product manufacturer;

    our dependence for success on our ability to recruit and retain qualified personnel;

    changes in the taxation of our Bahamas subsidiaries;

    changing competitive conditions, including increased competition from providers of shipboard spa services;

    changes in laws and government regulations applicable to us and the cruise industry;

    our limited experience in land-based operations including with respect to the integration of acquired businesses;

    uncertainties beyond our control that could effect our ability to timely and cost-effectively construct land-based spa facilities;

    product liability or other claims against us by customers of our products or services; and

    our ability to obtain, and restriction on us resulting from any future financings.

       We assume no duty to update these forward-looking statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

       In addition to the other information set forth, or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating Steiner Leisure and its business.

We Depend on Our Agreements with Cruise Lines, if these Agreements Terminate, Our Business would be Harmed

       Our revenues are generated primarily on cruise ships. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship, as of March 1, 2001, of approximately three years. As of that date, cruise line agreements that expire within one year, covered 24 of the 99 ships served by us. These 24 ships accounted for approximately 18.8% of our 2000 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, a cruise line will not require reductions in margins. These agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 1, 2001, an agreement for three ships provided for termination for any reason by the cruise line on six months' notice. Our cruise line agreements may, therefore, be terminated prior to their specified termination dates. Termination of significant cruise lines agreements, or a series of other cruise agreements, either upon completion of its term or prior thereto, could have a material adverse effect on our business, results of operations and, financial condition.

We Depend on the Cruise Industry and their Risks are Risks to Us

       Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. According to CLIA, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 2.2 million passengers in 1985 to approximately 6.9 million in 2000. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

       The cruise industry is subject to significant risks that could effect our results of operations. Accidents and other incidents involving cruise ships, environmental violations by cruise lines, restricted access to cruise ships to environmentally sensitive regions and possible increases in fuel costs could materially adversely offset the cruise industry. In addition, recently, industry analysts have expressed concern regarding potential over-capacity of ships operated by the cruise lines. Such over-capacity could adversely effect the cruise industry.

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

We Depend on Certain Cruise Companies, and the Loss of one or two Cruise Line Customers Could Harm Us

       As a result of the consolidation of the cruise industry, the number of independent cruise companies has decreased in the past few years. In the third and fourth quarters of 2000, Premier and Commodore Cruise Lines, respectively, ceased to operate. Industry analysts believe that further consolidation of the cruise industry may occur. As a result of industry consolidation, a small number of cruise companies, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2000: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) - 28.8%; Royal Caribbean (including Celebrity) - 24.8%; and Peninsular and Oriental Steam Navigation Company (including Princess, P&O and P&O European Ferries) - 12%. These companies also accounted for 74 of the 99 ships served by us as of March 1, 2001. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Rents

       Steiner Leisure is obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual rental payments under any future land-based spa agreements we enter into with resort owners or others. Accordingly, we could be obligated to pay more than the amount collected from customers or might not receive revenues sufficient to cover our costs. As of December 31, 2000, these payments are required by cruise line agreements covering a total of 79 ships served by us and 22 additional ships not yet in service. As of December 31, 2000, Steiner Leisure had guaranteed total minimum payments (excluding payments based on passenger loads applicable to certain ships served by us) of approximately: $21.5 million in 2001, $24.4 million in 2002, $27.2 million in 2003, $29.4 million in 2004 and $26.3 million in 2005. These amounts could increase under new, or renewed cruise line agreements.

       In general, Steiner Leisure has experienced increases in rent payments, as a percentage of revenues, upon renewing, or entering into new agreements with cruise lines.

We Depend on Our Key Officers and Qualified Shipboard Employees

       Our continued success depends to a significant extent on our senior officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, and Michele Steiner Warshaw, Executive Vice President. Mr. Warshaw and Ms. Warshaw are married. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. Steiner Leisure has employment agreements with Mr. Warshaw, Mr. Fluxman and Ms. Warshaw, and has taken out key person life insurance policies on them. Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our shipboard and land-based facilities. Shipboard employees typically are employed pursuant to agreements with terms of eight months; land-based spa employees' agreements are for terms of one year. Other providers of shipboard spa services have been competing with us for shipboard personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite skills necessary for our business. If we are unable to attract a sufficient number of qualified applicants, our business, results of operations and financial condition could be materially adversely affected.

We Depend on a Single Product Manufacturer

       Almost all of the ingredients and other materials for our "Elemis" and "La Therapie" beauty products are produced by a single manufacturer, pursuant to an agreement that expired on January 31, 2001. The manufacturer continues to produce these ingredients for us and we are currently negotiating a renewal of this agreement. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

Possible Adverse Changes in the Taxation of Steiner Leisure

Background

Steiner Leisure is a Bahamas international business company ("IBC") that, directly or indirectly, owns:

    Steiner Transocean Limited, our principal subsidiary and a Bahamas IBC that conducts our shipboard operations;

    FCNH, Inc., a Florida corporation through which we operate our Florida Schools;

    Mid-Atlantic Massage Therapy, Inc. a Florida corporation through which we operate our Schools in Maryland and Pennsylvania;

    Virginia Massage Therapy Inc., a Florida corporation through which we operate our school in Virginia;

    Steiner Spa Resorts Limited, a Bahamas company, which, until January 31, 2001, operated our Atlantis Spa ("Steiner Spa Resorts");

    Steiner Management Services LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from Steiner Transocean and other subsidiaries ("Management Services");

    Steiner Beauty Products, Inc., a Florida corporation that sells skin and hair care products ("Steiner Beauty");

    Steiner Spa Resorts (Nevada), Inc., a Florida corporation involved in the build-out (and expected to be involved in the operation) of our Aladdin Spa; and

    Cosmetics Limited, a Bahamas IBC that owns the rights to, and distributes our "Elemis" and "La Therapie" products.

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

    if regulation or legislation is enacted that changes the way the IRS views the taxability of our operations; or

    if the activities performed on behalf of Steiner Transocean in the United States were considered to be a material factor in generating Steiner Transocean's income.

In that event, Steiner Transocean would be subject to U.S. federal income tax at a rate of up to 35%. If Steiner Transocean is subject to United States federal income tax at a rate of up to 35% on its United States source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States, it would also be subject to a branch tax of 30% imposed on its after-tax earnings subject to United States federal income tax that are withdrawn or considered to be withdrawn from its United States business.

Steiner Spa is subject to a Bahamas tax of approximately one percent on its revenues.

       Management Services receives payments from Steiner Transocean in return for certain administrative services it provides to Steiner Transocean. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arms' length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Steiner Management Services. This reallocation also could result in the imposition of interest and penalties. Management Services and Steiner Beauty also may be subject to additional U.S. state and local income, franchise and other taxes.

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

       In January 2001, the IRS proposed regulations that, if adopted, could possibly subject a portion of our shipboard income to U.S. federal income tax.

       In 2000, Steiner Leisure paid tax at an aggregate rate of 5.1% on its income. We cannot assure that future income will be taxed at this rate or that changes in tax laws will not have a material adverse effect on our financial position and results of operation.

We Face Competition on Ships and on Land

       We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A number of cruise lines currently perform the shipboard services performed by us with their own personnel, and one or more additional cruise lines could elect to perform these services themselves. Mandara Spas LLC provides these services for SilverSeas and has replaced us on the ships we served for Norwegian Cruise Line and at the Atlantis Spa. In addition, Harding Brothers is currently serving two ships formerly served by us.

       The London Spa and the Elemis Beautiful Skin Centres, as well as land-based spas that we may operate in the future compete with a variety of other operators of land-based day spas and beauty salons, including those with greater resources than Steiner Leisure.

       The post-secondary education market is highly competitive. Our schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our Schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours.

       Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition than our products, including large entities with greater resources than ours.

Our Land-Based Operations Face Various Risks

Possible Inability to Hire Needed Personnel

       In February 2001, we began operating our London spa. In late 2001, we expect to begin operating a spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. Since 1998, we have licensed rights to a third party to operate three Elemis Beautiful Skin Centres, land-based day spas in Hong Kong. We have had only limited experience in land-based spa operations or the operation of a licensed business. In order to successfully conduct company-operated land-based businesses, we will be dependent on our ability to hire and retain the services of qualified personnel. We cannot assure you that a sufficient number of highly qualified personnel will be available to us.

Risks of Non-U.S. Operations

       The London Spa and the Elemis Beautiful Skin Centre operations are undertaken outside of the United States. In addition, in the future we may have other operations outside the United States. These operations are subject to certain risks, including adverse developments in the foreign political and economic environment, varying governmental regulations, foreign currency fluctuations, potential difficulties in supervising foreign operations, and potential adverse tax consequences. Any of these factors could have a material adverse affect on these operations.

Risks Relating to our Schools

       In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy, skin care and related areas. In April 2000, we acquired a total of two massage therapy schools (comprised of five campuses) in Maryland, Virginia and Pennsylvania. We have had no prior experience in operations of this type and we cannot assure you that these or any other acquired businesses will perform as we anticipate. If we are unable to successfully operate, and integrate into our existing businesses, the Schools, and any other non-spa-related operations that we may acquire in the future, our business, results of operations and financial condition could be materially adversely affected.

       As of March 31, 2001, Neal Heller, President of our subsidiary that operates the Schools, and Elizabeth Heller, Vice President of another Schools' subsidiary, have decided to pursue other interests and will no longer be employed by us. We believe that the transition to new management for our Schools will be facilitated by non-competition agreements and two-year consulting agreements that will be in effect with Mr. Heller and Ms. Heller. However, we cannot assure you that the transition to new management for our Schools will not have a material adverse effect on our business, results of operations or financial condition.

We Could be Required to Make Minimum Payments under our Agreements and Could Face Increasing Rents

       In connection with our land-based operations, we may be required to make minimum payments to resort owners or others regardless of the amount of revenues we receive from our customers. Accordingly, we could be obligated to pay more than the amount collected from customers or might not receive revenues sufficient to cover our costs.

Risk of Early Termination of Land-based Spa Agreements

       Our agreement with the Aladdin Resort, and other agreements that we may enter into in the future with owners of properties where we operate land-based spas, may have provisions permitting termination of the agreement prior to its specified termination under certain circumstances. Additionally, any future agreements could permit terminations with limited or no advance notice. Such early termination could adversely affect our business, results of operations and financial condition.

Risks Relating to Build-out of Land-based Spas

       In connection with our agreements relating to the Atlantis Spa, which we operated until January 31, 2001, and the Aladdin Spa, which we expect to operate commencing in late 2001, we have been required to build-out the spa facilities we are to operate at our own expense. The cost to build-out the Aladdin Spa is expected to be approximately $13.5 million and any land-based spas we operate in the future could require build-out expenditures of that amount or more. Such build-outs involve risks to us, including as follows:

    The commencement of the build-outs generally cannot began until the venue owner has completed its own construction site around the premises of the proposed spa. We have no control over that process and that process, as well as weather-related postponements and other factors affecting construction projects generally could delay our spa's opening date, a date upon which our financial model for the spa may be tied.

    If the resort owner files for bankruptcy or otherwise has financial problems prior to opening of the spa, the spa may never commence operations and funds, possibly substantial funds, that we may have expended on the build-out to that point may be lost if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding.

Government Regulation Could Adversely Effect Us

Products

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

Land-Based Spas

       Steiner Leisure's land-based spa operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely effect our ability to sell, or could increase the cost of our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for Steiner Leisure-trained employees at our land-based facilities.

Schools

       The Schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirements of the HEA and the regulations promulgated thereunder by the DOE. Schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of Steiner Leisure or any of its schools to participate in such programs.

       Under the applicable regulations, there are three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.

       All of the Schools are eligible to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states' Department of Education. Additionally, each institution must be accredited by an agency recognized by the DOE.

       The financial aid and assistance programs, in which most of the School's students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Administration of these programs is periodically reviewed by various regulatory agencies. The failure by our Schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on the Steiner Leisure's revenues and cash flows because the Schools' student enrollment would likely decline as a result of its students' inability to finance their education without the availability of Title IV Program funds.

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

We are not a United States company and, as a Result, there are Special Risks

       Our corporate affairs are governed by our Memorandum of Association and Articles of Association, which are similar to the articles of incorporation and bylaws of a United States corporation, and the International Business Companies Act, 2000 of The Bahamas (the "IBC Act"). There are very few reported judicial cases under the IBC Act. Accordingly, the rights and remedies of our public shareholders in the face of actions by our management, directors or shareholders are less clearly established than would be the case with a company incorporated in the United Kingdom or a United States jurisdiction.

       Certain of our directors and executive officers reside outside the United States. A substantial portion of our assets and the assets of those persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. It also may not be possible to enforce against them or Steiner Leisure judgments obtained in United States courts based on the civil liability provisions of the United States federal securities laws. In the opinion of Harry B. Sands, Lobosky and Company, our Bahamas counsel:

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

Future Financings Could Restrict Us or be Unavailable to Us

       To date we have relied on cash from our operations to fund our business and acquisitions. To the extent, in the future, we engage in an acquisition or acquisitions that requires us to obtain bank or other third party financing, the financing agreement could limit our ability to take certain actions, including paying dividends, disposing of assets and incurring certain additional indebtedness, and we may be required to maintain specified financial ratios and satisfy certain financial tests. The foregoing could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. Additionally, a breach of any of these restrictions could result in an event of default under such agreement and allow lenders to accelerate that indebtedness. Such acceleration could have a material adverse effect on our business, results of operations and financial condition.

       Also, to the extent we are unable to obtain financing in the future on terms acceptable to us, or at all, when needed for an acquisition, or otherwise, we may not be able to fully implement our growth strategy.

Anti-takeover Provisions Limit Shareholders' Ability to Effect a Change in Management or Control

       Our Articles of Association include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of Steiner Leisure that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified Board of Directors serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on certain transactions with holders of 15% or more of the voting shares of Steiner Leisure. We have an authorized class of 10,000,000 Preferred Shares that may be issued in one or more series by the Board of Directors without further action by the shareholders on such terms and with such rights, preferences and designations as the Board of Directors may determine. Furthermore, our Amended and Restated 1996 Share Option and Incentive Plan and certain of our employment agreements provide certain rights to plan participants and our officers in the event of a change in control of Steiner Leisure.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Arthur Andersen LLP dated February 22, 2001, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information with respect to directors of Steiner Leisure and compliance with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, under the captions "Proposal 1 - Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the definitive proxy statement of Steiner Leisure to be filed no later than April 30, 2001 (the "Proxy Statement") is incorporated by reference herein. Information with respect to executive officers may be found under the caption "Executive Officers of the Registrant" herein.

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

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 2000

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 1998, 1999 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)         Exhibit Listing

See list of the exhibits at 14(c), below.

(b)         Reports on form 8-K

No reports on form 8-K were filed during the fourth quarter of fiscal year 2000.

(c)         The following is a list of all exhibits filed as a part of this report:

Exhibit Number	Description
2.1	Plan of Complete Liquidation and Dissolution of Coiffeur Transocean (Overseas), Inc.[1]
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited[2]
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited[3]
4.1	Specimen of common share certificate[4]
10.1	Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw5+
10.1(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 19976+
10.1(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of April 20, 19987+
10.2	Employment Agreement dated as of December 22, 2000 between Steiner Leisure Limited and Leonard I. Fluxman+
10.3	Employment Agreement dated as of October 21, l996 between Steiner Leisure Limited and Michele Steiner Warshaw5+
10.3(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of March 25, 19976+
10.3(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of April 20, 19987+
10.4	Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis5+
10.4(a)	Amendment No. 1 to Employment Agreement between Steiner Transocean Limited and Amanda Jane Frances dated as of March 25, 19976+
10.4(b)	Second Amendment to Employment Agreement between Steiner Transocean Limited and Amanda Jane Francis dated as of April 20, 1998[3]
10.5	Service Agreement dated as of September 18, 1996 between Elemis Limited and Sean C. Harrington4+
10.5(a)	Amendment No. 1 to Service Agreement between Elemis Limited and Sean C. Harrington dated as of March 25, 19976+
10.5(b)	Second Amendment to Service Agreement between Elemis Limited and Sean C. Harrington dated as of July 8, 19987+
10.6	Amended and Restated 1996 Share Option and Incentive Plan+
10.7	Amended and Restated Non-Employee Directors' Share Option Plan[8]
10.8	Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner[4]
10.9	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner[4]
10.10	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw[4]
10.11	Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller[1]
10.12	Capital Contribution Agreement dated October 31, 1996 among Squire Trading Company Limited, Steiner Leisure Limited, Steiner Transocean Limited, Cosmetics Limited, STGR Limited and Nicolas D. Steiner[1]
10.13	Deferred Compensation Agreement dated as of December 31, 1996 between Steiner Leisure Limited and Leonard I. Fluxman6+
10.14	Split Dollar Insurance Agreement dated as of March 25, 1997 between Steiner Leisure Limited and Leonard I. Fluxman6+
10.15	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options9*+
10.16	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options9**+
10.17	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options9*+
10.18	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan10***+
10.19

Asset purchase Agreement, dated August 3, 1999 among FCNH, Inc., Steiner Leisure Limited, Florida College of Natural Health, Inc. Neal R. Heller, Elizabeth S. Heller, Daniel Stubbs, II, Arthur Keiser and Belinda Keiser.[2]

10.20	Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller11+
21	List of subsidiaries of Steiner Leisure Limited
23.1	Consent of Independent Certified Public Accountants
23.2	Consent of Harry B. Sands, Lobosky and Company

_____________________

1Previously filed with Amendment Number 4 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

2Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

3Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

4Previously filed with Amendment Number 2 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

5Previously filed with Amendment No. 3 to the Company's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

6Previously filed with annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

7Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

8Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2000.

9Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10Previously filed with annual report on Form 10-K for the year ended December 31, 1997.

11Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

*Executed by United States based officers of the Company in connection with grants and options under the indicated plan.

**Executed by Non-United States based officers of the Company in connection with grants of options under the indicated plan.

***Executed in connection with annual grants of options by non-employee directors under the indicated plan.

+Management contract or compensatory plan or agreement.

SIGNATURES

       Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

STEINER LEISURE LIMITED

By   /s/ CLIVE E. WARSHAW
Clive E. Warshaw
Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E.WARSHAW Clive E. Warshaw	Chairman of the Board	March 30, 2001
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2001
/s/ CARL S. ST. PHILIP, JR Carl S. St. Philip, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ MICHELE STEINER WARSHAW Michele Steiner Warshaw	Director	March 30, 2001
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	March 30, 2001
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	March 30, 2001
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 30, 2001

STEINER LEISURE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Steiner Leisure Limited:

       We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited (a Bahamas international business company) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner Leisure Limited and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Miami, Florida,
February 22, 2001.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	1999	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,893,000	$31,020,000
Marketable securities	6,261,000	5,161,000
Accounts receivable	6,924,000	7,147,000
Accounts receivable - students, net	2,503,000	5,155,000
Inventories	7,514,000	10,053,000
Other current assets	2,542,000	2,000,000
Total current assets	49,637,000	60,536,000
PROPERTY AND EQUIPMENT, net	8,111,000	9,893,000
GOODWILL, net	8,571,000	13,983,000
OTHER ASSETS:
Trademarks and product formulations, net	261,000	203,000
License rights, net	733,000	713,000
Other	1,361,000	2,899,000
Total other assets	2,355,000	3,815,000
Total assets	$68,674,000	$88,227,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,368,000	$3,846,000
Accrued expenses	9,019,000	12,350,000
Current portion of deferred tuition revenue	2,141,000	6,194,000
Current portion of capital lease obligations	2,000	-
Income taxes payable	1,002,000	1,173,000
Total current liabilities	14,532,000	23,563,000
LONG TERM DEFERRED TUITION REVENUE	144,000	81,000
MINORITY INTEREST	1,000	21,000
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	-	-
Common shares, $.0l par value; 100,000,000 shares authorized,
16,616,000 shares issued in 1999 and 16,628,000 shares issued
in 2000	166,000	166,000
Additional paid-in capital	13,338,000	13,431,000
Accumulated other comprehensive loss	(65,000)	(484,000)
Retained earnings	57,074,000	80,820,000
Treasury shares, at cost, 1,017,000 shares in 1999 and
1,866,000 shares in 2000	(16,516,000)	(29,371,000)
Total shareholders' equity	53,997,000	64,562,000
Total liabilities and shareholders' equity	$68,674,000	$88,227,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1998	1999	2000
REVENUES:
Services	$59,741,000	$76,958,000	$102,334,000
Products	41,647,000	52,825,000	59,482,000
Total revenues	101,388,000	129,783,000	161,816,000
COST OF REVENUES:
Cost of services	46,142,000	59,037,000	77,349,000
Cost of products	28,227,000	36,824,000	44,071,000
Total cost of revenues	74,369,000	95,861,000	121,420,000
Gross profit	27,019,000	33,922,000	40,396,000
OPERATING EXPENSES:
Administrative	4,801,000	5,946,000	8,365,000
Salary and payroll taxes	4,979,000	6,025,000	7,990,000
Amortization of goodwill	-	192,000	651,000
Total operating expenses	9,780,000	12,163,000	17,006,000
Income from operations	17,239,000	21,759,000	23,390,000
OTHER INCOME (EXPENSE):
Interest income	1,627,000	1,659,000	1,667,000
Gain (loss) on sale of marketable securities	118,000	(195,000)	-
Interest expense	(8,000)	(7,000)	(2,000)
Total other income (expense)	1,737,000	1,457,000	1,665,000
Income before provision for income taxes
and minority interest	18,976,000	23,216,000	25,055,000
PROVISION FOR INCOME TAXES	1,296,000	1,341,000	1,289,000
Income before minority interest	17,680,000	21,875,000	23,766,000
MINORITY INTEREST	(4,000)	18,000	(20,000)
Net income	17,676,000	21,893,000	23,746,000
EARNINGS PER COMMON SHARE:
Basic	$1.08	$1.35	$1.55
Diluted	$1.04	$1.31	$1.50

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1998, 1999 and 2000

Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 1997	16,239,000	$162,000	$10,675,000	$171,000	$17,505,000	$-	$28,513,000
Net income	-	-	-	-	17,676,000	-	17,676,000
Foreign currency translation adjustment	-	-	-	(1,000)	-	-	(1,000)
Unrealized gain on marketable securities	-	-	-	270,000	-	-	270,000
Comprehensive income	-	-	-	-	-	-	17,945,000
Issuance of common shares in connection
with exercise of share options	364,000	4,000	2,115,000	-	-	-	2,119,000
Purchases of treasury shares	-	-	-	-	-	(4,886,000)	(4,886,000)
BALANCE, December 31, 1998	16,603,000	166,000	12,790,000	440,000	35,181,000	(4,886,000)	43,691,000
Net income	-	-	-	-	21,893,000	-	21,893,000
Foreign currency translation adjustment	-	-	-	(133,000)	-	-	(133,000)
Unrealized (loss) on marketable securities	-	-	-	(372,000)	-	-	(372,000)
Comprehensive income	-	-	-	-	-	-	21,388,000
Issuance of common shares in connection
with exercise of share options	13,000	-	106,000	-	-	-	106,000
Issuance of common shares in connection
with acquisition	-	-	442,000	-	-	558,000	1,000,000
Purchases of treasury shares	-	-	-	-	-	(12,188,000)	(12,188,000)
BALANCE, December 31, 1999	16,616,000	166,000	13,338,000	(65,000)	57,074,000	(16,516,000)	53,997,000
Net income	-	-	-	-	23,746,000	-	23,746,000
Foreign currency translation adjustment	-	-	-	(476,000)	-	-	(476,000)
Unrealized gain on marketable securities	-	-	-	57,000	-	-	57,000
Comprehensive income	-	-	-	-	-	-	23,327,000
Issuance of common shares in connection.
with exercise of share options	12,000	-	93,000	-	-	-	93,000
Purchases of treasury shares	-	-	-	-	-	(12,855,000)	(12,855,000)
BALANCE, December 31, 2000	16,628,000	$166,000	$13,431,000	$(484,000)	$80,820,000	$(29,371,000)	$64,562,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES: ACTIVITIES:
Net income	$17,676,000	$21,893,000	$23,746,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,009,000	2,748,000	2,381,000
(Gain) loss on sale of marketable securities	(118,000)	195,000	-
Minority interest	4,000	(18,000)	20,000
(Increase) decrease in:
Accounts receivable	(843,000)	(2,348,000)	(543,000)
Inventories	(3,044,000)	775,000	(2,698,000)
Other current assets	(183,000)	(151,000)	144,000
Other assets	(572,000)	(1,524,000)	(1,218,000)
Increase (decrease) in:
Accounts payable	735,000	(390,000)	1,275,000
Accrued expenses	381,000	2,284,000	99,000
Income taxes payable	159,000	169,000	204,000
Deferred tuition revenue	-	(335,000)	567,000
Minority interest	15,000	-	-
Net cash provided by operating activities	15,219,000	23,298,000	23,977,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(37,221,000)	(7,325,000)	(2,635,000)
Proceeds from maturities of marketable securities	13,163,000	4,834,000	2,785,000
Proceeds from the sale of marketable securities	14,681,000	16,839,000	995,000
Capital expenditures	(4,504,000)	(3,647,000)	(3,376,000)
Acquisition of trademarks, product formulations
and franchise rights	(765,000)	-	-
Acquisitions, net of cash acquired	-	(7,866,000)	(4,829,000)
Net cash (used in) provided by investing activities	(14,646,000)	2,835,000	(7,060,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	December 31,
	1998	1999	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	$(85,000)	$(19,000)	$(2,000)
Payments on long-term debt	-	(109,000)	-
Purchases of treasury shares	(4,886,000)	(12,188,000)	(9,630,000)
Net proceeds from share option exercises	2,119,000	106,000	93,000
Net cash used in financing activities	(2,852,000)	(12,210,000)	(9,539,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	2,000	(88,000)	(251,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,277,000)	13,835,000	7,127,000
CASH AND CASH EQUIVALENTS,
Beginning of year	12,335,000	10,058,000	23,893,000
CASH AND CASH EQUIVALENTS,
end of year	$10,058,000	$23,893,000	$31,020,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$8,000	$7,000	$2,000

Income taxes	$1,137,000	$1,212,000	$1,059,000

The Company acquired the assets and assumed certain liabilities of certain businesses as follows:

Fair value of assets acquired, net of cash acquired	$-	$12,055,000	$8,846,000
Total liabilities assumed	-	(3,189,000)	(4,017,000)
Amounts paid through the issuance of stock	-	(1,000,000)	-
Net cash paid	$-	$7,866,000	$4,829,000

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

       In February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the spa, the Company paid the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. In December 2000, Sun International Bahamas Limited ("Sun International"), the operator of the Atlantis Resort, exercised its option to buy out the remaining term of the Company's lease. Effective January 31, 2001, the Company no longer offers its services and products at the Atlantis Spa. The Company received $4.9 million from Sun International as consideration for the leasehold improvements made by the Company and did not recognize any gain or loss in connection with the buy-out.

       On August 24, 1999, the Company acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, the Company currently operates through a wholly owned subsidiary, a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, the Company operates through two wholly owned subsidiaries, a total of two post-secondary massage therapy schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia ( the "Additional Schools").

       On October 19, 2000, the Company entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five year renewal option if certain sales levels are achieved. The build-out is anticipated to cost approximately $13.5 million and the spa is expected to open in late 2001.

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

(b)       Cash and Cash Equivalents -

       The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1999 and 2000, cash and cash equivalents include interest-bearing deposits of $19,312,000 and $17,694,000, respectively.

(c)       Marketable Securities -

       Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the Companies marketable securities are classified as "available for sale" and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

(d)       Inventories -

       Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	1999	2000
Finished goods	$6,297,000	$8,538,000
Raw materials	1,217,000	1,515,000
	$7,514,000	$10,053,000

(e)       Property and Equipment -

       Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or the estimated useful lives of the respective assets.

(f)       Revenue Recognition -

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations and financial position.

       The Company recognizes revenues earned as services are provided and as products are sold or shipped. License revenues consist of license fees, which are typically collected upon execution of an area development and/or franchise agreement, and license royalties, based upon gross sales. License fees are initially recorded as deferred franchise fee income and are recognized in earnings when licensed locations are opened. License revenues were $121,000 and $106,000 in 1999 and 2000, respectively and are included in services revenues in the accompanying consolidated statements of operations.

       Tuition revenue at Florida College and the Additional Schools are recognized monthly on a straight-line basis over the term of the course of study. SAB 101 requires the Company to recognize revenue related to certain nonrefundable fees and charges over the student benefit period. Previously, certain nonrefundable fees and charges were fully recognized as revenue at the time a student began classes. The impact of this change was immaterial to the accompanying consolidated statements of operations. Deferred revenue represents the portion of student tuition and nonrefundable fees and charges recorded in excess of amounts earned and certain other amounts collected in advance. Revenue related to sales of inventories are recognized when the related program materials, books and supplies are delivered.

(g)       Amortization -

       Other assets include the cost of trademark registrations and product formulations in connection with the Company's investment in Elemis Limited, and the intellectual property represented by rights acquired by the Company in connection with its investment in the BSC Rights. Costs relating to such trademark registrations, product formulations and rights are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). The amortization expense related to the trademark registration and product formulation was approximately $75,000, $56,000 and $58,000 in 1998, 1999 and 2000, respectively. Accumulated amortization was $131,000 and $189,000 in 1999 and 2000, respectively.

       Amortization of the license rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC. The amortization expense related to license rights was approximately $17,000, $28,000 and $30,000 in 1998, 1999 and 2000, respectively. Accumulated amortization was approximately $45,000 and $75,000 in 1999 and 2000, respectively.

(h)       Goodwill -

       Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over its estimated useful life of 20 years. The Company continually evaluates intangible assets and other long-lived assets for impairment whenever circumstances indicate that carrying amounts may not be recoverable. When factors indicate that long-lived assets, including goodwill, may be impaired, the Company recognizes an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. Accumulated amortization related to goodwill was approximately $160,000 and $800,000 in 1999 and 2000, respectively.

(i)       Income Taxes -

       The Company files a consolidated tax return for its U.S. subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS No. 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

(j)       Translation of Foreign Currencies -

       Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of the Company's income is generated outside of the United States.

(k)       Earnings Per Share -

       Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	1998	1999	2000
Weighted average shares outstanding used in
Calculating basic earnings per share	16,401,000	16,215,000	15,337,000
Dilutive common share equivalents	559,000	505,000	465,000
Weighted average common and common equivalent
Shares used in calculating diluted earnings per share	16,960,000	16,720,000	15,802,000
Options outstanding which are not included in the
Calculation of diluted earnings per share because
Their impact is anti-dilutive	189,000	431,000	883,000

(l)       Use of Estimates -

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(n)       Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers comprise the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The allowance for doubtful accounts for the Company's Schools was approximately $226,000 as of December 31, 2000.

(o)       Stock-Based Compensation -

The Company follows the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") for transactions with employees, as permitted by SFAS 123.

(p)       Recently Issued Accounting Pronouncements -

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, applies to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required on January 1, 2001. We have completed an analysis and determined that we have no derivative instruments as defined under SFAS No. 133 and expect no effects upon adoption.

EITF 00-2, "Accounting for Web Site Development Costs," issued February 2000, is effective no later than July 1, 2000. It requires the capitalization and amortization of certain web site software costs in instances where the web site is used for internal use. The Company adopted EITF 00-2 on July 1, 2000, and its adoption did not have a material effect on the earnings and financial position of the Company.

In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25 ("FIN 44"). This Interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occurred prior to July 1, 2000. The adoption of this interpretation on July 1, 2000 did not have a material effect on the earnings and financial position of the Company.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

Useful Life in Years	December 31,
	1999	2000

Furniture and fixtures	5-7	$479,000	$972,000
Computers and equipment	3-8	3,756,000	4,379,000
Leasehold improvements	Term of lease	9,011,000	8,851,000
		13,246,000	14,202,000
Less: Accumulated depreciation and amortization		(5,135,000)	(4,309,000)
		$8,111,000	$9,893,000

(4)       ACQUISITIONS:

       On August 24, 1999, the Company acquired the assets of Florida College in consideration of approximately $7.9 million (including purchase price adjustments) in cash and $1,000,000 of the Company's common shares. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $8.7 million. Additionally, if the earnings of Florida College exceed certain thresholds, the former shareholders, including an officer of the Company, will receive additional consideration. These "earn-out" payments were required regardless of the shareholders' continued association with the Company and accordingly, such payments have been reflected as an increase in the purchase price. With respect to 1999 and 2000, $500,000 and $715,000 were required to be paid by the Company in connection with the "earn-out".

       In April 2000, the Company acquired the assets that now constitute the Additional Schools in consideration of approximately $4.1 million (including purchase price adjustments) in cash. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $5.3 million.

       Unaudited pro forma consolidated results of operations assuming Florida College and the Additional Schools acquisitions had occurred at the beginning of the periods presented are as follows:

	December 31,
	1998	1999	2000
Revenue	$107,114,000	$138,862,000	$163,244,000
Net income	17,223,000	21,357,000	23,859,000
Basic earnings per share	1.05	1.32	1.56
Diluted earnings per share	1.01	1.28	1.51

       The above pro forma consolidated statements of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that would have been reported had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of results which will be reported in the future.

(5)       ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	1999	2000
Operative commissions	$1,638,000	$1,575,000
Guaranteed minimum rentals	3,117,000	2,975,000
Bonuses	750,000	651,000
Staff shipboard accommodations	397,000	470,000
Earn-out (Note 4)	500,000	715,000
Amount due for treasury shares	-	3,225,000
Other	2,617,000	2,739,000
	$9,019,000	$12,350,000

(6)       SHAREHOLDERS' EQUITY:

       Effective April 28, 1998, the Board of Directors of the Company approved a three-for-two share split of the Company's common shares, effected as a share dividend, effective for shareholders of record as of April 14, 1998. This share split has been reflected in the accompanying consolidated financial statements.

       During 2000, the Company's Board of Directors authorized additional share repurchases increasing the cumulative share repurchase program to approximately 3,187,000 shares.

(7)       INCOME TAXES:

       The provision for income taxes, all of which is current, consists of the following:

	Year Ended December 31,
	1998	1999	2000
U.S. Federal	$484,000	$707,000	$548,000
U.S. State	75,000	85,000	70,000
U.K.	737,000	549,000	671,000
	$1,296,000	$1,341,000	$1,289,000

       A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and the Company's actual provision is as follows:

	Year Ended December 31,
	1998	1999	2000
Provision using statutory U.S. federal tax rate	$6,640,000	$8,126,000	$8,769,000
Income earned in jurisdictions not subject to income taxes	(5,318,000)	(6,682,000)	(7,448,000)
Effect of state income taxes	50,000	56,000	45,000
Other	(76,000)	(159,000)	(77,000)
	$1,296,000	$1,341,000	$1,289,000

(8)       COMPREHENSIVE INCOME (LOSS):

       The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 1997	$138,000	$33,000	$171,000
Current-period activity	(1,000)	270,000	269,000
Balance, December 31, 1998	137,000	303,000	440,000
Current-period activity	(133,000)	(372,000)	(505,000)
Balance, December 31,1999	4,000	(69,000)	(65,000)
Current-period activity	(476,000)	57,000	(419,000)
Balance, December 31, 2000	$(472,000)	$(12,000)	$(484,000)

Amounts reclassified are as follows:

Unrealized holding gains arising during 1998		$421,000
Less: reclassification adjustment for gains included in net income		(118,000)
Unrealized gains on marketable securities		$303,000

Unrealized holding losses arising during 1999		$(264,000)
Less: reclassification adjustment for losses included in net income		195,000
Unrealized losses on marketable securities	$	(69,000)

(9)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

       The Company has entered into agreements of varying terms with the cruise lines. These agreements provide for the Company to pay the cruise lines rent for use of their shipboard facilities as well as for staff shipboard meals and accommodations. Rental amounts are based on a percentage of revenue, a minimum annual rental or a combination of both. Some of the minimum annual rentals are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line rents, minimum guarantees and staff shipboard meals and accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum annual rentals, the Company has guaranteed the following amounts as of December 31, 2000, which include amounts for ships that are not yet in service:

Year	Amount
2001	$21,452,000
2002	24,387,000
2003	27,194,000
2004	29,370,000
2005	26,267,000
$128,670,000

       Revenues are generated primarily on cruise ships. Under the agreements with cruise lines, the Company provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship as of March 1, 2001, of approximately three years as of that date. Cruise line agreements that expire within one year covered 24 of the 99 ships served by the Company. These 24 ships accounted for approximately 18.8% of our 2000 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2000: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) - 28.8%; Royal Caribbean (including Celebrity) -24.8%; and Peninsular and Oriental Steam Navigation Company (including Princess, P&O and P&O European Ferries) - 12.0%. These companies also accounted for 74 of the 99 ships served by the Company as of March 1, 2001. If the Company ceases to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely effect the Company's financial position and results of operations.

(b)       Operating Leases -

       The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company incurred approximately $403,000, $691,000 and $1,838,000 in rental expense under non-cancelable operating leases in 1998, 1999 and 2000, respectively.

       Minimum annual commitments under operating leases at December 31, 2000 are as follows:

Year	Amount
2001	$2,014,000
2002	2,009,000
2003	1,926,000
2004	1,266,000
2005	959,000
Thereafter	5,713,000
$13,887,000

(c)       Employment and Consulting Agreements -

       The Company has entered into employment agreements with its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses in amounts up to the base salaries based on the Company's attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of the Board of Directors of the Company. The Company incurred approximately $1,865,000, $1,448,000 and $1,529,000 in compensation expense under these employment agreements in 1998, 1999 and 2000, respectively.

       Future minimum annual commitments under the Company's employment and consulting agreements at December 31, 2000 are as follows:

Year	Amount
2001	$1,986,000
2002	1,161,000
2003	1,055,000
2004	745,000
2005	420,000
Thereafter	23,000
$5,390,000

(d)       Product Supply Agreement -

       The Company has an agreement that expired on January 31, 2001, with its principal supplier of raw materials for its products pursuant to which the Company will purchase its raw materials requirements. The manufacturer continues to produce these ingredients for the Company. The Company is currently negotiating a renewal of this agreement. Such agreement provides for no specific minimum commitments. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of the Company's products could have a material adverse effect on its product sales.

(e)       Product Liability -

       The nature and use of the Company's products and services could give rise to product liability or other claims if a customer were injured while receiving one of the Company's services or suffered adverse reactions following the use of its products. Adverse reactions could be caused by various factors beyond the Company's control, including hypoallergenic sensitivity and the possibility of malicious tampering with its products. If any of these events occurred, the Company could incur substantial litigation expense, receive adverse publicity and suffer a loss of revenues.

(f)       Governmental Regulation

       The Company's schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirements of the Higher Education Act ("HEA") and the regulations promulgated thereunder by the U.S. Department of Education (the "U.S. DOE"). Schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of the Company or any of its schools to participate in such programs.

       In November 1997, the DOE published new regulations regarding financial responsibility that took effect July 1, 1998. The new regulations provide a transition year alternative which will permit institutions to have their financial responsibility for the 1998 fiscal year measured on the basis of either the new regulations or the current regulations, whichever are more favorable to the Company. Under the new regulations, the DOE will calculate three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.

       All of the Company's schools are eligible to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states' Department of Education. Additionally, each institution must be accredited by an agency recognized by the U.S. DOE. Management believes all of the Company's schools met these requirements.

       The financial aid and assistance programs, in which most of the Company's students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. The Company's administration of these programs is periodically reviewed by various regulatory agencies. The failure by the Company and its colleges and schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on the Company's revenues and cash flows because the colleges' and schools' student enrollment would likely decline as a result of its students' inability to finance their education without the availability of Title IV Program funds. Additionally, if alternative financing was made available to students it would be on longer terms which could have a material adverse effect on the Company's cash flow.

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

       During 2000, the Company moved its United Kingdom staff training facility into a new facility. Effective June 24, 2000, the Company executed a commercial office lease in this new facility. The lessor for this facility is a corporation which is owned by the Chairman of the Board and another officer of the Company. Execution of the lease was approved by a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party.

(11)       SHARE OPTIONS:

       The Company has reserved 3,500,000 of its common shares for issuance under its 1996 Share Option and Incentive Plan (the "Option Plan") and 185,625 of its common shares for issuance under its Non-Employee Directors' Share Option Plan (the "Directors' Plan", and with the Option Plan, the "Plans"). Under the Plans, incentive share options are available to employees and nonqualified share options may be granted to consultants, directors or employees of the Company and its subsidiaries. The terms of each option agreement under the Option Plan are determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of incentive share options and options issued under the Directors' Plan may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Option Plan is determined by the Compensation Committee and their terms may not exceed ten years. The following table presents a summary of share option activity under the Plans:

	Number of Shares	Option Price Per Share
		Low	High	Weighted
Outstanding, December 31, 1997	1,286,096	$5.78	$25.73	$11.29
Granted	274,040	25.00	34.54	31.99
Exercised	(364,093)	5.78	10.61	6.54
Canceled	(7,980)	10.56	34.54	30.03
Outstanding, December 31, 1998	1,188,063	5.78	34.54	17.44
Granted	849,824	15.84	30.56	20.26
Exercised	(13,126)	5.78	12.42	9.42
Outstanding, December 31, 1999	2,024,761	5.78	34.54	18.67
Granted	1,109,277	13.69	21.88	14.56
Exercised	(12,750)	5.78	12.22	6.82
Cancelled	(55,244)	15.84	34.54	21.29
Outstanding, December 31, 2000	3,066,044	5.78	34.54	17.19
Options available for future grants	179,828

       Additional information regarding options outstanding at December 31, 2000 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/00	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/00	Weighted Average Exercise Price
Low	High
$5.78	$5.78	398,737	5.86	$5.78	398,737	$5.78
8.72	8.72	894	6.11	8.72	894	8.72
10.56	10.56	122,250	6.22	10.56	122,250	10.56
12.22	12.22	3,520	6.43	12.22	3,520	12.22
12.42	12.42	225	6.58	12.42	225	12.42
20.58	25.73	324,001	6.93	23.17	243,000	20.58
18.13	18.13	45,000	6.98	18.13	33,750	18.13
34.54	34.54	183,855	7.24	34.54	122,826	34.54
29.92	29.92	9,189	7.49	29.92	9,189	29.92
25.50	25.50	12,625	7.88	25.50	8,419	25.50
25.00	25.00	54,510	7.90	25.00	36,335	25.00
30.56	30.56	226,840	8.20	30.56	75,621	30.56
26.47	26.47	30,000	8.65	26.47	10,000	26.47
15.84	15.84	574,714	8.83	15.84	191,634	15.84
16.34	16.34	76,497	9.17	16.34	-	-
17.06	17.06	26,000	9.33	17.06	-	-
21.88	21.88	35,000	9.44	21.88	-	-
17.91	17.91	19,825	9.57	17.91	-	-
20.50	20.50	6,781	9.82	20.50	-	-
17.59	17.59	25,000	9.88	17.59	-	-
13.69	13.69	890,581	9.98	13.69	-	-
$5.78	$34.54	3,066,044	8.31	$17.19	1,256,400	$16.66

       The Company applies APB No. 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Plans consistent with the methodologies of SFAS 123, the Company's 1998, 1999 and 2000 net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		1998	1999	2000
Net income	As reported	$17,676,000	$21,893,000	$23,746,000
	Pro forma	14,106,000	15,475,000	16,886,000
Diluted earnings per share	As reported	1.04	1.31	1.50
	Pro forma	.83	.93	1.07

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 61.0%, 58.6% and 62.1% for 1998, 1999 and 2000, respectively, risk-free interest rate of 6.0%, expected dividends of $0 and expected term of 5 years.

       Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. These options vest over a three year period. The options outstanding were not included in the computation of the Company's earnings per share because their impact is anti-dilutive.

(12)        SEGMENT INFORMATION:

       In 1998, the Company adopted SFAS No. 131. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates two segments, Spa Operations and Schools. The significant accounting policies of the segments are the same as those described in Note 2 - "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Information about the Spa Operations and Schools segments for the year ended December 31, 2000 and 1999 are as follows:

2000	Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Identifiable Assets
Spa Operations	$150,684,000	$23,920,000	$1,598,000	$3,184,000	$61,878,000
Schools	11,132,000	(530,000)	783,000	192,000	26,349,000
	$161,816,000	$23,390,000	$2,381,000	$3,376,000	$88,227,000
1999
Spa Operations	$127,139,000	$21,569,000	$2,575,000	$3,582,000	$53,974,000
Schools	2,644,000	190,000	173,000	65,000	14,700,000
	$129,783,000	$21,759,000	$2,748,000	$3,647,000	$68,674,000

       The amounts for 1998 have been omitted as none of the Schools were purchased until 1999. See Note 4 - "ACQUISITIONS" for purchase dates of the Schools.