Form 10-Q
period 2001-03-31
STEINER LEISURE LTD
filed 2001-05-15
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_____________	to ______________

STEINER LEISURE LIMITED (Exact name of Registrant as Specified in its Charter)

Commission File Number: 0-28972

Commonwealth of The Bahamas		98-0164731
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Suite 104A, Saffrey Square
Nassau, The Bahamas		Not Applicable
(Address of principal executive offices)		(Zip Code)

(242) 356-0006 (Registrant's telephone number, including area code)

(Former name , former address and former fiscal year, if changed since last report)

Indicate by check 4 whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [4 ]  Yes    [   ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,629,678 (gross of 1,866,406 treasury shares) shares as of May 10, 2001

STEINER LEISURE LIMITED

INDEX
PART I.	FINANCIAL INFORMATION	Page No.

ITEM 1.	Unaudited Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2000 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

PART II	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	March 31,
	2000	2001
CURRENT ASSETS:		(Unaudited)
Cash and cash equivalents	$31,020,000	$37,091,000
Marketable securities	5,161,000	1,857,000
Accounts receivable	7,147,000	5,008,000
Accounts receivable - students, net	5,155,000	6,472,000
Inventories	10,053,000	10,141,000
Other current assets	2,000,000	4,046,000
Total current assets	60,536,000	64,615,000
PROPERTY AND EQUIPMENT, net	11,843,000	9,053,000
GOODWILL, net	13,983,000	13,801,000
OTHER ASSETS:
Trademarks and product formulations, net	203,000	188,000
License rights, net	713,000	708,000
Other	949,000	1,444,000
Total other assets	1,865,000	2,340,000
Total assets	$88,227,000	$89,809,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,846,000	$3,133,000
Accrued expenses	12,350,000	8,157,000
Current portion of deferred tuition revenue	6,194,000	7,187,000
Income taxes payable	1,173,000	1,065,000
Total current liabilities	23,563,000	19,542,000
LONG TERM DEFERRED TUITION REVENUE	81,000	94,000
MINORITY INTEREST	21,000	29,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
16,628,000 shares issued in 2000 and 16,629,000 issued in 2001	166,000	166,000
Additional paid-in capital	13,431,000	13,452,000
Accumulated other comprehensive loss	(484,000)	(824,000)
Retained earnings	80,820,000	86,721,000
Treasury shares, at cost, 1,866,000 shares in 2000 and in 2001	(29,371,000)	(29,371,000)
Total shareholders' equity	64,562,000	70,144,000
Total liabilities and shareholders' equity	$88,227,000	$89,809,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(Unaudited)

	Three Months Ended March 31,

	2000	2001
REVENUES:
Services	$23,819,000	$26,092,000
Products	14,404,000	14,932,000
Total revenues	38,223,000	41,024,000

COST OF SALES:
Cost of services	18,080,000	19,728,000
Cost of products	10,660,000	11,149,000
Total cost of sales	28,740,000	30,877,000

Gross profit	9,483,000	10,147,000

OPERATING EXPENSES:
Administrative	2,020,000	2,154,000
Salary and payroll taxes	1,869,000	2,123,000
Amortization of goodwill	123,000	185,000
Total operating expenses	4,012,000	4,462,000

Income from operations	5,471,000	5,685,000

INTEREST INCOME	414,000	520,000

Income before provision for income taxes and
minority interest	5,885,000	6,205,000

PROVISION FOR INCOME TAXES	311,000	296,000

Income before minority interest	5,574,000	5,909,000

MINORITY INTEREST	--	(8,000)

Net income	$5,574,000	$5,901,000

EARNINGS PER COMMON SHARE:

Basic	$0.36	$0.40

Diluted	$0.35	$0.39

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(Unaudited)

	Three Months Ended March 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,574,000	$5,901,000
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	585,000	571,000
Minority interest	--	8,000
(Increase) decrease in-
Accounts receivable	(594,000)	766,000
Inventories	313,000	(328,000)
Other current assets	(376,000)	(1,108,000)
Other assets	564,000	(1,442,000)
Increase (decrease) in-
Accounts payable	91,000	(617,000)
Accrued expenses	(1,008,000)	(906,000)
Income taxes payable	(104,000)	(85,000)
Deferred tuition revenue	444,000	1,006,000
Net cash provided by operating activities	5,489,000	3,766,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(988,000)	--
Proceeds from the maturities of the marketable securities	--	3,073,000
Proceeds from the sale of marketable securities	--	254,000
Capital expenditures	(290,000)	(2,734,000)
Proceeds from the sale of fixed assets	--	4,969,000
Net cash (used in) provided by investing activities	(1,278,000)	5,562,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(722,000)	(3,225,000)
Net proceeds from stock option exercises	--	21,000
Net cash used in financing activities	(722,000)	(3,204,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(54,000)	(53,000)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,435,000	6,071,000
CASH AND CASH EQUIVALENTS, beginning of period	23,893,000	31,020,000
CASH AND CASH EQUIVALENTS, end of period	$27,328,000	$37,091,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for-

Income taxes	$403,000	$101,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2000 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

In August 1999, the Company acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, the Company currently operates through a wholly-owned subsidiary, a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, the Company operates through two wholly-owned subsidiaries two post-secondary massage therapy schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia (the "Additional Schools").

On October 19, 2000, the Company entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five year renewal option if certain sales levels are achieved. The build-out is anticipated to cost approximately $13.5 million and the spa is expected to open in late 2001. Total costs of $3.6 million have been incurred through March 31, 2001 related to this agreement.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Marketable Securities

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

(b)	Goodwill

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

(c)	Income Taxes

Steiner Leisure files a consolidated tax return for its domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. Steiner Leisure follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS No. 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.

(d)	Translation of Foreign Currencies

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

Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common share equivalents such as share options. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2000	2001
Weighted average shares outstanding used in
calculating basic earnings per share	15,588,000	14,762,000
Dilutive common share equivalents	410,000	531,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	15,998,000	15,293,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is antidilutive	855,000	989,000

(f)	Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

(g)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

(4)	ACQUISITIONS:

In April 2000, the Company acquired the assets that now constitute the Additional Schools in consideration of approximately $4.1 million (including purchase price adjustments) in cash. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $5.3 million.

Unaudited pro forma consolidated results of operations assuming the Additional Schools acquisition had occurred at the beginning of the period presented are as follows:

Three Months Ended March 31, 2000

Revenues	$39,483,000
Net income	5,675,000
Basic and diluted earnings per share	0.36

The above pro forma consolidated statement of operations is based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that would have been reported had the acquisition been consummated on January 1, 2000, nor are they necessarily indicative of results which will be reported in the future.

(5)	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,	March 31,
	2000	2001
		(Unaudited)

Operative commissions	$1,575,000	$1,699,000
Guaranteed minimum rentals	2,975,000	2,342,000
Bonuses	651,000	582,000
Staff shipboard accommodations	470,000	449,000
Earn-out	715,000	--
Amount due for treasury shares	3,225,000	--
Other	2,739,000	3,085,000
Total	$12,350,000	$8,157,000

(6)	COMPREHENSIVE INCOME:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended March 31,

	2000	2001

Net income	$5,574,000	$5,901,000
Unrealized gain (loss) on marketable securities,
net of income taxes	3,000	12,000
Foreign currency translation adjustments,	(78,000)	(836,000)
net of income taxes
Comprehensive income	$5,499,000	$5,077,000

(7)	SEGMENT INFORMATION:

Information about the Spa Operations and Schools segments for the three months ended March 31, 2000 and 2001, is as follows.

	Three Months Ended March 31,

	2000	2001

Revenues:
Spa Operations	$36,221,000	$37,106,000
Schools	2,002,000	3,918,000
	$38,223,000	$41,024,000
Operating Income:
Spa Operations	$5,485,000	$5,250,000
Schools	(14,000)	435,000
	$5,471,000	$5,685,000

	December 31,	March 31,
	2000	2001

Identifiable Assets:
Spa Operations	$61,878,000	$62,583,000
Schools	26,349,000	27,226,000
	$88,227,000	$89,809,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure) is the leading worldwide provider of spa services and skin and hair care products on board cruise ships. We sell our services and products to cruise passengers. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. In 1999, we began offering services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise island in The Bahamas. Effective January 31, 2001, we no longer offered our services and products at the Atlantis Spa. Also, in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia. In October 2000, we entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. Approximately, 86% of our income for the first three months of 2001 was not subject to United States or United Kingdom income tax. Earnings from Steiner Training and Elemis Limted, our United Kingdom subsidiaries, which accounted for a total of 7.7% of our pretax income for the first three months of 2001, will be subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. When we commence the operations of our spa at the Aladdin Resort, Steiner Spa Resorts (Nevada), Inc., our U.S. subsidiary through which that spa will be operated, also will be subject to these U.S. taxes. Our Bahamas subsidiary which conducted our Atlantis Spa operations is not an IBC and has been subject to tax on its revenues of approximately one percent. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2000	2001
Revenues: Services	62.3%	63.6%
Products	37.7	36.4
Total revenue	100.0	100.0
Cost of sales:
Cost of services	47.3	48.1
Cost of products	27.9	27.2
Total cost of sales	75.2	75.3
Gross profit	24.8	24.7
Operating expenses:
Administrative	5.3	5.2
Salary and payroll taxes	4.9	5.2
Amortization of goodwill	0.3	0.5
Total operating expenses	10.5	10.9
Income from operations	14.3	13.8
Other income	1.1	1.2
Income before provision for income taxes	15.4	15.0
Provision for income taxes	0.8	0.7
Net income	14.6%	14.3%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues. Revenues increased approximately 7.3%, or $2.8 million, to $41.0 million in the first quarter of 2001 from $38.2 million in the first quarter of 2000. Of this increase, $2.2 million was attributable to an increase in services revenues and $528,000 was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of four additional spa ships in service in the first quarter of 2001 compared to the first quarter of 2000, and the commencement of operations at our Additional Schools in the second quarter of 2000. We had an average of 1,044 ship-board staff members in service in the first quarter of 2001 compared to an average of 1,052 shipboard staff members in service in the first quarter of 2000. Revenues per shipboard staff per day increased by 2.0% to $358 in the first quarter of 2001 from $351 in the first quarter of 2000.

Cost of Services. Cost of services as a percentage of services revenue decreased to 75.6% in the first quarter of 2001 from 75.9% in the first quarter of 2000. This decrease was due to increases in productivity of shipboard staff during the first quarter of 2001 compared to the first quarter of 2000, and the effect of the lower cost of services as a percentage of services revenues at our Additional Schools, which were not owned by us during the first quarter of 2000. This decrease was partially offset by increases in rent allocable on cruise ships covered by agreements that provide for increases in rent in the first quarter of 2001 compared to the first quarter of 2000.

Cost of Products. Cost of products as a percentage of products revenue increased to 74.7% in the first quarter of 2001 from 74.0% in the first quarter of 2000. This increase was due to increases in rent allocable to products sales on cruise ships covered by agreements which provide for increases in rent in the first quarter of 2001 compared to the first quarter of 2000.

Operating Expenses. Operating expenses as a percentage of revenues increased to 10.9% in the first quarter of 2001 from 10.5% in the first quarter of 2000 as a result of the operating expenses and goodwill amortization at our Additional Schools, which were not owned by us during the first quarter of 2000.

Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 4.8% for the first quarter of 2001 from an overall effective rate of 5.3% for the first quarter of 2000 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

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

Liquidity and Capital Resources

Cash flow from operating activities during the first three months of 2001 was $3.8 million compared to $5.5 million for the first three months of 2000.

Steiner Leisure had working capital of approximately $45.1 million at March 31, 2001 compared to $37.0 million at December 31, 2000.

In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $4.9 million from the operator of the Atlantis Resort and did not recognize any gain or loss connection with the buy-out.

In April 2000, Steiner Leisure acquired the assets of a total of two post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia. The purchase price for the Additional Schools of approximately $4.1 million in cash was funded from our working capital.

On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five-year renewal option if certain sales levels are achieved. The build-out will cost approximately $13.5 million and the spa is expected to open in late 2001. Total costs of $3.6 million have been incurred through March 31, 2001 related to this agreement. The build-out is expected to be funded from our working capital.

In April 2001, Steiner Leisure entered into an agreement to acquire Greenhouse Day Spas for $24.7 million in cash and $3.0 million in Steiner Leisure shares. In addition, $3.0 million and options to purchase 200,000 Steiner Leisure common shares can be earned by the sellers if certain EBITDA thresholds are obtained. This chain of luxury day spas consists of eleven spas located in various U.S. cities. The transaction is expected to close by May 31, 2001. The purchase is expected to be funded from our working capital. In connection with the proposed acquisition of the Greenhouse Day Spas, we loaned to the sellers $3.625 million for use in connection with the operations of the day spas pending closing of that transaction. The interest rate on the loan is LIBOR, plus 2.5%. The sum of $2.625 million of the loan is required to be repaid at a closing of the deal, with the balance payable one year thereafter. If the transaction does not close, then the loan would be required to be repaid in May 2003.

Through May 11, 2001, we purchased a total of 1,902,150 of our common shares in the open market for an aggregate purchase price of approximately $30.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our business for the foreseeable future. Any significant acquisition may require outside financing.

Inflation and Economic Conditions

Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for leisure activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a significant number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. Current softness of the economy in North America and industry analysts' concerns with respect to cruise industry over capacity could have a material adverse affect on our business, results of operation and financial condition.

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

    our dependence on the continued viability of the cruise lines we serve and the resorts where we operate our land-based spas;

    our dependence on the cruise industry and our being subject to the risks of that industry;

    our obligation to make minimum payments to certain cruise lines and, possibly, to lessors of land-based spas that we may operate in the future, irrespective of the revenues received by us from customers;

    increase in rent payments accompanying renewal, or new cruise line agreements and land-based spa agreements;

    our dependence on a limited number of cruise companies and on a single product manufacturer;

    our dependence for success on our ability to recruit and retain qualified personnel;

    changes in the taxation of our Bahamas subsidiaries;

    changing competitive conditions including increased competition from providers of shipboard spa services;

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

    our ability to obtain, and restriction on us resulting from any future financings; and

    economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services.

We assume no duty to update any forward-looking statements. The risks to which we are subject are more fully described under "Certain Factors That May Affect Future Operating Results" Steiner Leisure's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K
(a)	Exhibits
None

(b)	Reports on Form 8-K
No reports on Form 8-K were filed by Steiner Leisure during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer

/s/ Glenn J. Fusfield
Glenn J. Fusfield Chief Operating Officer

/s/ Carl S. St. Philip
Carl S. St. Philip Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)