Form 10-Q
period 2001-06-30
STEINER LEISURE LTD
filed 2001-08-14
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,298,856 (gross of 1,866,406 treasury shares) shares as of August 7, 2001

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	December 31,	June 30,
	2000	2001
CURRENT ASSETS:		(Unaudited)
Cash and cash equivalents	$31,020,000	$24,927,000
Marketable securities	5,161,000	1,356,000
Accounts receivable	7,147,000	5,677,000
Accounts receivable - students, net	5,155,000	5,716,000
Inventories	10,053,000	11,126,000
Other current assets	2,000,000	3,036,000
Total current assets	60,536,000	51,838,000
PROPERTY AND EQUIPMENT, net	11,843,000	11,405,000
GOODWILL, net	13,983,000	13,617,000
OTHER ASSETS:
Trademarks and product formulations, net	203,000	184,000
License rights, net	713,000	700,000
Advances and deposits related to acquisitions	--	15,174,000
Other	949,000	2,332,000
Total other assets	1,865,000	18,390,000
Total assets	$88,227,000	$95,250,000
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,846,000	$2,796,000
Accrued expenses	12,350,000	9,186,000
Current portion of deferred tuition revenue	6,194,000	5,925,000
Income taxes payable	1,173,000	1,115,000
Total current liabilities	23,563,000	19,022,000
LONG TERM DEFERRED TUITION REVENUE	81,000	86,000
MINORITY INTEREST	21,000	29,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
16,628,000 shares issued in 2000 and 16,630,000
shares issued in 2001.	166,000	166,000
Additional paid-in capital	13,431,000	13,457,000
Accumulated other comprehensive loss	(484,000)	(872,000)
Retained earnings	80,820,000	92,733,000
Treasury shares, at cost, 1,866,000 shares in 2000 and 2001	(29,371,000)	(29,371,000)
Total shareholders' equity	64,562,000	76,113,000
Total liabilities and shareholders' equity	$88,227,000	$95,250,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
REVENUES:
Services	$24,427,000	$26,948,000	$48,246,000	$53,040,000
Products	14,780,000	15,545,000	29,184,000	30,477,000
Total revenues	39,207,000	42,493,000	77,430,000	83,517,000

COST OF SALES:
Cost of services	18,442,000	20,541,000	36,522,000	40,269,000
Cost of products	10,935,000	11,621,000	21,595,000	22,770,000
Total cost of sales	29,377,000	32,162,000	58,117,000	63,039,000

Gross profit	9,830,000	10,331,000	19,313,000	20,478,000

OPERATING EXPENSES:
Administrative	2,069,000	2,161,000	4,089,000	4,315,000
Salary and payroll taxes	1,981,000	2,141,000	3,850,000	4,264,000
Goodwill amortization	164,000	185,000	287,000	370,000
Total operating expenses	4,214,000	4,487,000	8,226,000	8,949,000

Income from operations	5,616,000	5,844,000	11,087,000	11,529,000

OTHER INCOME (EXPENSE):
Interest income	368,000	452,000	782,000	972,000
Interest expense	(1,000)	(6,000)	(1,000)	(6,000)
Total other income (expense)	367,000	446,000	781,000	966,000

Income before provision for income taxes
and minority interest	5,983,000	6,290,000	11,868,000	12,495,000

PROVISION FOR INCOME TAXES	323,000	277,000	634,000	573,000

Income before minority interest	5,660,000	6,013,000	11,234,000	11,922,000

MINORITY INTEREST	(6,000)	--	(6,000)	(8,000)

Net income	$5,654,000	$6,013,000	$11,228,000	$11,914,000

EARNINGS PER COMMON SHARE:

Basic	$0.37	$0.41	$0.73	$0.81

Diluted	$0.36	$0.40	$0.70	$0.78

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(Unaudited)
	Six Months Ended June 30,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,228,000	$11,914,000
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,161,000	1,150,000
Minority interest	6,000	8,000
(Increase) decrease in-
Accounts receivable	867,000	818,000
Inventories	(1,166,000)	(1,317,000)
Other current assets	(748,000)	(987,000)
Other assets	243,000	(1,447,000)
Increase (decrease) in-
Accounts payable	1,288,000	(947,000)
Accrued expenses	(1,135,000)	122,000
Deferred tuition revenue	(96,000)	(264,000)
Income taxes payable	(206,000)	(31,000)
Net cash provided by operating activities	11,442,000	9,019,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(988,000)	--
Proceeds from maturities of marketable securities	500,000	3,073,000
Proceeds from sale of marketable securities	995,000	753,000
Capital expenditures	(280,000)	(5,508,000)
Acquisitions, net of cash acquired	(4,141,000)	--
Proceeds from the sale of fixed assets	--	4,969,000
Advances and deposits related to acquisitions	--	(15,174,000)
Net cash used in investing activities	(3,914,000)	(11,887,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury shares	(4,676,000)	(3,225,000)
Net proceeds from stock option exercises	67,000	26,000
Net cash provided by (used in)
financing activities	(4,609,000)	(3,199,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(256,000)	(26,000)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,663,000	(6,093,000)
CASH AND CASH EQUIVALENTS, beginning of period	23,893,000	31,020,000
CASH AND CASH EQUIVALENTS, end of period	$26,556,000	$24,927,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for-

Interest	$3,000	$6,000

Income taxes	$816,000	$611,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Steiner Leisure Limited (including its subsidiaries, where the context requires, "Steiner Leisure," "we," "us," "our" and the "Company" refer to Steiner Leisure Limited) provides spa services and skin and hair care products to passengers on board cruise ships worldwide and, commencing in July 2001, provides spa services through day spas primarily in Asia, the Pacific, the United States and the Caribbean. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

In February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the spa, the Company paid the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. In December 2000, Sun International Bahamas Limited ("Sun International"), the operator of the Atlantis Resort, exercised its option to buy out the remaining term of the Company's lease and effective January 31, 2001, the Company no longer offered its services and products at the Atlantis Spa. The Company received $4.9 million from Sun International as consideration for the leasehold improvements made by the Company and did not recognize any gain or loss in connection with the buy-out. Commencing in July 2001, with our acquisition of a 60% interest in Mandara spas (see Note 10), we began again to offer products and services at the Atlantis spa.

In August 1999, the Company acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, the Company currently operates through a wholly-owned subsidiary, a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, the Company operates, through two wholly-owned subsidiaries, two additional post-secondary massage therapy schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia (collectively, the "Additional Schools").

On October 19, 2000, the Company entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five year renewal option. The build-out is anticipated to cost approximately $13.0 million and the spa is expected to open at the end of the fourth quarter. Total costs of $5.0 million have been incurred through June 30, 2001 related to this agreement.

In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities will be for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5 million. Total costs of $0.8 million have been incurred through June 30, 2001 related to this agreement.
(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Marketable Securities

Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards Board Statement ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, all such instruments are classified as "available for sale" securities which are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective July 1, 2001. The adoption of SFAS 141 will not have an impact on the Company's financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.
(c)	Income Taxes

Steiner Leisure files a consolidated tax return for its domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. Steiner Leisure follows SFAS 109, "Accounting for Income Taxes". SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period.
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
(e)	Earnings per share

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
Three Months Ended June 30,			Six Months Ended June 30,
	2000	2001	2000	2001
Weighted average shares outstanding used in
calculating basic earnings per share	15,359,000	14,763,000	15,474,000	14,763,000
Dilutive common share equivalents	494,000	426,000	453,000	478,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	15,853,000	15,189,000	15,927,000	15,241,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is antidilutive	906,000	1,081,000	906,000	1,004,000

(f)	Recently Adopted Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS 133 did not have a material impact on the consolidated financial statements, as no derivative contracts have been entered into.
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

Unaudited pro forma consolidated results of operations assuming the Additional Schools acquisition had occurred at the beginning of the period presented are as follows:
Six Months Ended June 30, 2000

Revenues	$78,858,000
Net income	11,400,000
Basic earnings per share	0.74
Diluted earnings per share	0.72

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

(5)	ADVANCES AND DEPOSITS RELATED TO ACQUISITIONS:

During 2001, the Company made $10 million in non-refundable deposits and $5.2 million in advances. The advances were interest-bearing and secured by certain assets of the target companies. The advances were repaid at closing (see Note 10).
(6)	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,	June 30,
	2000	2001
		(Unaudited)

Operative commissions	$1,575,000	$1,590,000
Guaranteed minimum rentals	2,975,000	3,711,000
Bonuses	651,000	572,000
Staff shipboard accommodations	470,000	332,000
Earn-out	715,000	--
Amount due for treasury shares	3,225,000	--
Other	2,739,000	2,981,000
Total	$12,350,000	$9,186,000

(7)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund acquisitions (see Note 10) and under the revolving facility will be used for working capital needs.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.
(8)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Net income	$5,654,000	$6,013,000	$11,228,000	$11,914,000
Unrealized gain on marketable securities,
net of income taxes	9,000	--	12,000	24,000
Foreign currency translation adjustments,
net of income taxes	(307,000)	(48,000)	(385,000)	(412,000)
Comprehensive income	$5,356,000	$5,965,000	$10,855,000	$11,526,000

(9)	SEGMENT INFORMATION:

Information about the Spa Operations and Schools segments for the three and six months ended June 30, 2000 and 2001, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Revenues:
Spa Operations	$36,758,000	$38,510,000	$72,979,000	$75,616,000
Schools	2,449,000	3,983,000	4,451,000	7,901,000
	$39,207,000	$42,493,000	$77,430,000	$83,517,000
Operating Income:
Spa Operations	$6,124,000	$5,606,000	$11,609,000	$10,856,000
Schools	(508,000)	238,000	(522,000)	673,000
	$5,616,000	$5,844,000	$11,087,000	$11,529,000

	December 31,	June 30,
	2000	2001

Identifiable Assets:
Spa Operations	$61,878,000	$68,861,000
Schools	26,349,000	26,389,000
	$88,227,000	$95,250,000

(10)	SUBSEQUENT EVENTS:

On July 3, 2001, the Company purchased a 60% equity interest in each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Mandara Spa operates spas in more than 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines.

The Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The seller parties have guaranteed certain income levels for an eighteen month period. If the income levels are not achieved, then amounts owned on the subordinated debt are reduced on a pro rata basis.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and related entities, which assets, collectively, constitute eleven luxury day spas located at various locations within the United States, and own the "Greenhouse" mark. The Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million of, and 200,000 options in common shares can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California. The Company paid $5.5 million in cash and assumed $2.9 million of subordinated indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

The acquisitions were financed through a credit agreement entered into with a syndicate of banks (see Note 7). The transactions are being accounted for under the purchase method.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure) is the leading worldwide provider of spa services. We sell our services and products to cruise passengers and commencing as of July 2001 at day spas primarily in Asia, the Pacific, the United States and the Caribbean. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. From February 1999 through January 2001, we offered services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer our services and products at the Atlantis Spa. Also, in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia. In October 2000, we entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. In July 2001, we entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, CT.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. Approximately, 85% of our income for the first six months of 2001 was not subject to United States or United Kingdom income tax. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, which accounted for a total of 9.4% of our pretax income for the first three months of 2001, will be subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. When we commence the operations of our spa at the Aladdin Resort and Mohegan Sun Casinos, Steiner Spa Resorts (Nevada), Inc. and Steiner Spa Resorts (Connecticut), our U.S. subsidiaries through which those spas will be operated, also will be subject to these U.S. taxes. Our Bahamas subsidiaries which conducted our Atlantis Spa operations is not an IBC and has been subject to tax on its revenues of approximately one percent. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Revenues: Services	62.3%	63.4%	62.3%	63.5%
Products	37.7	36.6	37.7	36.5
Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of services	47.0	48.3	47.2	48.2
Cost of products	27.9	27.4	27.9	27.3
Total cost of sales	74.9	75.7	75.1	75.5
Gross profit	25.1	24.3	24.9	24.5
Operating expenses:
Administrative	5.3	5.1	5.3	5.2
Salary and payroll taxes	5.1	5.0	5.0	5.1
Amortization of goodwill	0.3	0.4	0.3	0.4
Total operating expenses	10.7	10.5	10.6	10.7
Income from operations	14.4	13.8	14.3	13.8
Other income	0.9	1.1	1.0	1.2
Income before provision for income taxes	15.3	14.9	15.3	15.0
Provision for income taxes	0.8	0.7	0.8	0.7
Net income	14.5%	14.2%	14.5%	14.3%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues. Revenues increased approximately 8.4%, or $3.3 million, to $42.5 million in the second quarter of 2001 from $39.2 million in the second quarter of 2000. Of this increase, $2.5 million was attributable to an increase in services revenues and $765,000 was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of six additional spa ships in service in the second quarter of 2001 compared to the second quarter of 2000, and the commencement of operations at our Additional Schools on April 14, 2000 and an increase in full-time students at our Additional Schools. We had an average of 1,085 shipboard staff members in service in the second quarter of 2001 compared to an average of 1,040 shipboard staff members in service in the second quarter of 2000. Revenues per shipboard staff per day increased by 1.0% to $360 in the second quarter of 2001 from $358 in the second quarter of 2000.

Cost of Services. Cost of services as a percentage of services revenue increased to 76.2% in the second quarter of 2001 from 75.5% in the second quarter of 2000. This increase was due to increases in rent allocable on cruise ships covered by agreements that provide for increases in rent in the second quarter of 2001 compared to the second quarter of 2000. Additionally, costs were incurred on four ships that were only in service for a portion of the quarter due to unscheduled mechanical problems.

Cost of Products. Cost of products as a percentage of products revenue increased to 74.8% in the second quarter of 2001 from 74.0% in the second quarter of 2000. This increase was due to increases in rent allocable to products sales on cruise ships covered by agreements which provide for increases in rent in the second quarter of 2001 compared to the second quarter of 2000.

Operating Expenses. Operating expenses as a percentage of revenues decreased to 10.5% in the second quarter of 2001 from 10.7% in the second quarter of 2000 as a result of the Company being able to increase revenues without having to hire additional personnel and incur additional administrative expenses.

Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 4.4% for the second quarter of 2001 from an overall effective rate of 5.4% for the second quarter of 2000 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues. Revenues increased approximately 7.9%, or $6.1 million, to $83.5 million for the six months ended June 30, 2001 from $77.4 million for the six months ended June 30, 2000. Of this increase, $4.8 million was attributable to increases in services revenues and $1.3 million was attributable to an increase in products revenues. The increase in revenues for the first half of 2001 compared to the same period in the prior year was primarily attributable to an average of five additional spa ships in service, and the commencement of operations at our Additional Schools in April 2000. We had 1,070 shipboard staff members in service on average during the six months ended June 30, 2001 compared to 1,046 shipboard staff members in service on average during the six months ended June 30, 2000. Revenues per shipboard staff per day increased by 1.4% in the first half of 2001 compared to the comparable period of 2000.

Cost of Services. Cost of services as a percentage of services revenue increased to 75.9% in the first six months of 2001 from 75.7% for the first six months of 2000. This increase was attributed to increases in rent allocable to cruise ships covered by agreements that provide for increases in rent in the first six months of 2001 compared to the same period in the prior year. This increase was partially offset by increases in productively and lower cost of services at our Additional Schools which were acquired in April 2000.

Cost of Products. Cost of products as a percentage of products revenue increased to 74.7% in the first six months of 2001 from 74.0% for the first six months of 2000. This increase was due to increases in rent allocable to product sales on cruise ships covered by agreements which provide for increases in rent for the first half of 2001 compared to the same period in the prior year.

Operating Expenses. Operating expenses as a percentage of revenues increased to 10.7% for the first six months of 2001 from 10.6% for the first six months of 2000 as a result of operating expenses and goodwill amortization of our Additional Schools, which were acquired in April 2000.

Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 4.6% for the first six months of 2001 from an overall effective rate of 5.3% for the first six months of 2000 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

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

Liquidity and Capital Resources

Cash flow from operating activities during the first six months of 2001 was $9.0 million compared to $11.4 million for the first six months of 2000.

Steiner Leisure had working capital of approximately $32.8 million at June 30, 2001 compared to $37.0 million at December 31, 2000.

In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $4.9 million from the operator of the Atlantis Resort and did not recognize any gain or loss connection with the buy-out. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas (see Note 10), we began again to offer products and serves at the Atlantis Spa.

In April 2000, Steiner Leisure acquired the assets of a total of two post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia. The purchase price for the Additional Schools of approximately $4.1 million in cash was funded from our working capital.

On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five-year renewal option if certain sales levels are achieved. The build-out will cost approximately $13.0 million and the spa is expected to open at the end of the fourth quarter. Total costs of $5.0 million have been incurred through June 30, 2001 related to this agreement. The build-out is expected to be funded from our working capital.

In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities will be for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5 million. Total costs of $0.8 million have been incurred through June 30, 2001 related to this agreement.

On July 3, 2001, the Company purchased a 60% equity interest in each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Mandara Spa operates spas in more than 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines.

The Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The seller parties have guaranteed certain income levels for an eighteen month period. If the income levels are not achieved then amounts owned on the subordinated debt are reduced on a pro rata basis.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and other related entities, which assets, collectively, constitute eleven luxury day spas located at various locations within the United States, and own the "Greenhouse" mark. The Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million of, and 200,000 options in common shares can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California. The Company paid $5.5 million in cash and assumed $2.9 million of indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

The acquisitions were financed through a credit agreement entered into with syndicate of banks. The transactions are being accounted for under the purchase method.

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility will be used for working capital needs. As of August 7, 2001, $45 million was outstanding under the term loan and the LIBOR rate plus the spread was 7.33%.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.

Through August 7, 2001, we purchased a total of 1,902,150 of our common shares in the open market for an aggregate purchase price of approximately $30.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

Inflation and Economic Conditions

Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for leisure activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a significant number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. Current softness of the economy in North America and industry analysts' concerns with respect to cruise industry over-capacity could have a material adverse affect on our business, results of operation and financial condition.

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

    negotiations with cruise lines or land-based spa lessors resulting in agreements which may not be as beneficial to us as anticipated or non-renewals of agreements;

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

    our ability to effectively integrate new acquired businesses or facilities;

    operation of facilities in countries with histories of economic and/or political instability;

    product liability or other claims against us by customers of our products or services;

    restriction on us as a result of our credit facility; and

    economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services.

We assume no duty to update any forward-looking statements. The risks to which we are subject are more fully described under "Certain Factors That May Affect Future Operating Results" Steiner Leisure's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The following information about the Company's market sensitive financial instruments constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions.

At June 30, 2001, the Company had no derivatives hedging corporate debt with variable interest rate exposure.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 4, 2001. At the Annual Meeting, the following matters were considered and voted upon:

Charles D. Finkelstein and Jonathan D. Mariner were elected as directors based on the results of the vote indicated below, and the terms of office of the following directors continued after the Annual Meeting: Clive E. Warshaw, Leonard I. Fluxman, Michèle Steiner Warshaw and Steve J. Preston. The votes cast with respect to the election of Messers. Finkelstein and Mariner were as follows: 12,988,835 shares were voted for each of the nominees and 6,897 shares were withheld from the votes for each of the nominees.

A proposal to amend the Company's amended and restated 1996 Share Option and Incentive Plan to increase the number of Common Shares available for grant thereunder from 3,500,000 to 5,000,000 was approved based on the following vote: 5,946,681 "for," 5,251,986 "against" and 1,287 abstentions.

A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ended December 31, 2001 was approved based on the following vote: 12,917,187 votes "for," 74,445 votes "against" and 4,100 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
  Exhibits

The exhibits listed below have been filed as part of this Quarterly Report on Form 10-Q.
10.6           Amended and Restated 1996 Share Option and Incentive Plan
  Reports on Form 8-K

No reports on Form 8-K were filed by Steiner Leisure during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw
Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman
President and Chief Executive Officer

/s/ Glenn J. Fusfield
Glenn J. Fusfield
Chief Operating Officer

/s/ Carl S. St. Philip
Carl S. St. Philip
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
10.6	Amended and Restated Non-Employee Directors' Share Option Plan