Form 10-Q
period 2001-09-30
STEINER LEISURE LTD
filed 2001-11-14
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,628,156 (gross of 1,866,406 treasury shares) shares as of November 6, 2001

STEINER LEISURE LIMITED

INDEX

PART I. FINANCIAL INFORMATION		Page No.
ITEM 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2000 and Sepember 30, 2001	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 2001	5

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

PART II OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	September 30,
	2000	2001
CURRENT ASSETS:		(Unaudited)
Cash and cash equivalents	$31,020,000	$17,164,000
Marketable securities	5,161,000	1,354,000
Accounts receivable, net	7,147,000	7,312,000
Accounts receivable - students, net	5,155,000	7,448,000
Inventories	10,053,000	13,697,000
Other current assets	2,000,000	6,195,000
Total current assets	60,536,000	53,170,000
PROPERTY AND EQUIPMENT, net	11,843,000	49,778,000
GOODWILL, net	13,983,000	65,084,000
OTHER ASSETS:
Intangible assets, net	916,000	9,011,000
Deferred financing costs, net	--	1,694,000
Other	949,000	2,636,000
Total other assets	1,865,000	13,341,000
Total assets	$88,227,000	$181,373,000
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,846,000	$5,270,000
Accrued expenses	12,350,000	13,909,000
Current portion of long-term debt	--	12,926,000
Current portion of capital lease obligations	--	286,000
Current portion of deferred tuition revenue	6,194,000	7,510,000
Gift certificate liability	--	3,066,000
Income taxes payable	1,173,000	1,939,000
Total current liabilities	23,563,000	44,906,000
LONG-TERM DEBT, net of current portion	--	33,113,000
CAPITAL LEASE OBLIGATIONS, net of current portion	--	654,000
LONG-TERM DEFERRED TUITION REVENUE	81,000	250,000
MINORITY INTEREST	21,000	4,189,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
16,628,000 shares issued in 2000 and 17,628,000
Shares issued in 2001	166,000	176,000
Additional paid-in capital	13,431,000	32,040,000
Accumulated other comprehensive loss	(484,000)	(934,000)
Retained earnings	80,820,000	96,350,000
Treasury shares, at cost, 1,866,000 shares in 2000 and 2001	(29,371,000)	(29,371,000)
Total shareholders' equity	64,562,000	98,261,000
Total liabilities and shareholders' equity	$88,227,000	$181,373,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
REVENUES:
Services	$27,395,000	$39,938,000	$75,641,000	$92,978,000
Products	15,137,000	18,156,000	44,321,000	48,635,000
Total revenues	42,532,000	58,094,000	119,962,000	141,613,000

COST OF SALES:
Cost of services	20,729,000	32,443,000	57,251,000	72,712,000
Cost of products	11,219,000	13,651,000	32,814,000	36,421,000
Total cost of sales	31,948,000	46,094,000	90,065,000	109,133,000

Gross profit	10,584,000	12,000,000	29,897,000	32,480,000

OPERATING EXPENSES:
Administrative	2,119,000	2,999,000	6,208,000	7,314,000
Salary and payroll taxes	2,041,000	4,285,000	5,891,000	8,549,000
Goodwill amortization	203,000	186,000	490,000	556,000
Total operating expenses	4,363,000	7,470,000	12,589,000	16,419,000

Income from operations	6,221,000	4,530,000	17,308,000	16,061,000

OTHER INCOME (EXPENSE):
Interest income	403,000	173,000	1,185,000	1,145,000
Interest expense	(1,000)	(958,000)	(2,000)	(964,000)
Total other income (expense)	402,000	(785,000)	1,183,000	181,000

Income before provision for income
taxes and minority interest	6,623,000	3,745,000	18,491,000	16,242,000

PROVISION FOR INCOME TAXES	342,000	108,000	976,000	681,000

Income before minority interest	6,281,000	3,637,000	17,515,000	15,561,000

MINORITY INTEREST	--	(22,000)	(6,000)	(30,000)

Net income	$6,281,000	$3,615,000	$17,509,000	$15,531,000

EARNINGS PER COMMON SHARE:

Basic	$0.41	$0.23	$1.14	$1.03

Diluted	$0.40	$0.22	$1.10	$0.99

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(Unaudited)
	Nine Months Ended September 30,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,509,000	$15,531,000
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,776,000	3,105,000
Minority interest	6,000	30,000
(Increase) decrease in-
Accounts receivable	(624,000)	16,000
Inventories	(1,834,000)	(2,799,000)
Other current assets	(202,000)	(1,742,000)
Other assets	(322,000)	(2,572,000)
Increase (decrease) in-
Accounts payable	737,000	(551,000)
Accrued expenses	(204,000)	2,819,000
Deferred tuition revenue	2,356,000	1,126,000
Gift certificate liability	--	(148,000)
Income taxes payable	(163,000)	332,000
Net cash provided by operating activities	19,035,000	15,147,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,635,000)	--
Proceeds from maturities of marketable securities	2,785,000	3,073,000
Proceeds from sale of marketable securities	995,000	753,000
Capital expenditures	(2,075,000)	(14,672,000)
Acquisitions, net of cash acquired	(4,149,000)	(62,071,000)
Proceeds from the sale of fixed assets	--	4,969,000
Net cash used in investing activities	(5,079,000)	(67,948,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	--	45,000,000
Payments on capital lease obligations	(2,000)	(50,000)
Payments on long-term debt	--	(4,643,000)
Purchases of treasury shares	(6,017,000)	(3,225,000)
Debt issuance costs	--	(1,839,000)
Net proceeds from stock option exercises	88,000	3,765,000
Net cash provided by (used in)
financing activities	(5,931,000)	39,008,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(266,000)	(63,000)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	7,759,000	(13,856,000)
CASH AND CASH EQUIVALENTS, beginning of period	23,893,000	31,020,000
CASH AND CASH EQUIVALENTS, end of period	$31,652,000	$17,164,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for-

Interest	$3,000	$740,000

Income taxes	$1,114,000	$611,000

The Company acquired the assets and assumed certain liabilities of businesses as follows:

Fair value of assets, net of cash acquired	$8,846,000	$95,565,000
Total liabilities assumed	(4,697,000)	(18,640,000)
Amounts paid through the issuance of stock	--	(14,854,000)
Net cash paid	$4,149,000	$62,071,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

In February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the spa, the Company paid the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. In December 2000, Sun International Bahamas Limited ("Sun International"), the operator of the Atlantis Resort, exercised its option to buy out the remaining term of the Company's lease and effective January 31, 2001, the Company no longer offered its services and products at the Atlantis Spa. The Company received $4.9 million from Sun International as consideration for the leasehold improvements made by the Company and did not recognize any gain or loss in connection with the buy-out. Commencing in July 2001, with our acquisition of a 60% interest in Mandara spas (see Note 4), we began again to offer products and services at the Atlantis spa.

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

On October 19, 2000, the Company entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five year renewal option. The build-out is anticipated to cost approximately $13.0 million and the spa is expected to open at the end of the fourth quarter. Total costs of $9.4 million have been incurred through September 30, 2001 related to this agreement.

In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities will be for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5 million. Total costs of $2.5 million have been incurred through September 30, 2001 related to this agreement.

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

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and related entities, which assets, collectively, constitute eleven luxury day spas located at various locations within the United States, and own the "Greenhouse" mark. Additionally, on July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California.
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

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill arising prior to July 1, 2001 is amortized on a straight-line basis over its estimated useful life of 20 years. The Company continually evaluates intangible assets and other long-lived assets for impairment whenever circumstances indicate that carrying amounts may not be recoverable. When factors indicate that the assets acquired in a business purchase combination and the related goodwill may be impaired, we recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141.

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

Three Months Ended September 30,			Nine Months Ended September 30,
	2000	2001	2000	2001
Weighted average shares outstanding used in
calculating basic earnings per share	15,264,000	15,612,000	15,404,000	15,049,000
Dilutive common share equivalents	520,000	948,000	475,000	672,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	15,784,000	16,560,000	15,879,000	15,721,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is antidilutive	744,000	1,030,000	906,000	1,348,000

(f)	Recently Adopted Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated results of operations.

(g)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

(4)	ACQUISITIONS:

On July 3, 2001, the Company purchased a 60% equity interest in Mandara Spa. The Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The seller parties have guaranteed certain income levels for an eighteen month period. If the income levels are not achieved, then amounts owed on the subordinated debt are reduced on a pro rata basis. As the subordinated debt is considered contingent consideration, it has not been reflected in the condensed consolidated balance sheet.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. The Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million of, and 200,000 options in common shares can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc. The Company paid $5.5 million in cash and assumed $2.9 million of subordinated indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

Unaudited pro forma consolidated results of operations assuming the acquisitions had occurred at the beginning of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues	$48,811,000	$58,832,000	$136,596,000	$166,837,000
Net income	4,007,000	3,234,000	9,665,000	7,162,000
Basic earnings per share	0.25	0.21	0.60	0.48
Diluted earnings per share	0.24	0.20	0.58	0.46

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
(5)	DERIVATIVE FINANCIAL INSTRUMENT:

Effective September 28, 2001, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $472,000 in accumulated other comprehensive loss as of September 30, 2001.

(6)	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,	September 30,
	2000	2001

Operative commissions	$1,575,000	$1,454,000
Guaranteed minimum rentals	2,975,000	5,064,000
Bonuses	651,000	772,000
Staff shipboard accommodations	470,000	332,000
Earn-out	715,000	--
Amount due for treasury shares	3,225,000	--
Other	2,739,000	6,287,000
Total	$12,350,000	$13,909,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	September 30,
	2000	2001

Term loan	$--	$40,409,000
Note payable	--	4,100,000
Other debt	--	1,530,000
Total long-term debt	--	46,039,000
Less: Current portion	--	(12,926,000)
Long-term debt, net of current portion	$--	$33,113,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund acquisitions (see Note 4) and under the revolving facility will be used for working capital needs.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.

The note payable is due to the Company that owns a 40% interest in Mandara Spa. The note bears interest at 9%, interest payments are due quarterly and matures on January 2, 2005.

(8)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Net income	$6,281,000	$3,615,000	$17,509,000	$15,531,000
Unrealized gain (loss) on marketable
securities, net of income taxes	25,000	(3,000)	37,000	21,000
Unrealized loss on interest rate swap,
net of income taxes	--	(472,000)	--	(472,000)
Foreign currency translation adjustments,
net of income taxes	(231,000)	413,000	(616,000)	1,000
Comprehensive income	$6,075,000	$3,553,000	$16,930,000	$15,081,000

(9)	SEGMENT INFORMATION:

Information about the Spa Operations and Schools segments for the three and nine months ended September 30, 2000 and 2001, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Revenues:
Spa Operations	$39,089,000	$54,057,000	$112,068,000	$129,675,000
Schools	3,443,000	4,037,000	7,894,000	11,938,000
	$42,532,000	$58,094,000	$119,962,000	$141,613,000
Operating Income:
Spa Operations	$6,010,000	$4,473,000	$17,619,000	$15,331,000
Schools	211,000	57,000	(311,000)	730,000
	$6,221,000	$4,530,000	$17,308,000	$16,061,000

	December 31,	September 30,
	2000	2001

Identifiable Assets:
Spa Operations	$61,878,000	$152,864,000
Schools	26,349,000	28,509,000
	$88,227,000	$181,373,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure) is the leading worldwide provider of spa services. We sell our services and products to cruise passengers and commencing as of July 2001 at day and resort spas primarily in Asia, the Pacific, the United States and the Caribbean. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. From February 1999 through January 2001, we offered services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer our services and products at the Atlantis Spa. Also, in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia. In October 2000, we entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. In July 2001, we entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, CT.

In July 2001, the Company completed the acquisitions of Mandara Spa (July 3, 2001), GH Dya Spas, Inc. (July 12, 2001) and DK Partners, Inc. (July 31, 2001). These transactions were accounted for under the purchase method and accordingly, our financial results include the results of the acquired entities subsequent to their acquisitions. Several events during the third quarter combined to have a significant effect on our operations. The terrorist attacks of September 11 had a dramatic impact on our operating results. Immediately following the attacks of September 11, seven cruises were cancelled and for the remainder of September cruise ships sailed at substantially lower occupancies than anticipated. Our resort spas were severely impacted by declines in occupancy at the related hotels and our day spas encountered lower levels of customer traffic. Renaissance Cruises also filed for bankruptcy during the quarter. During the quarter, we began integrating our newly acquired businesses. This process has included training, introduction of the Elemis product line to those businesses and evaluation of personnel. The completion of this process was delayed by the events of September 11 but is expected to be completed in the fourth quarter.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. Approximately, 90% of our income for the first nine months of 2001 was not subject to United States or United Kingdom income tax. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, which accounted for a total of 11.2% of our pretax income for the first nine months of 2001, will be subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. When we commence the operations of our spa at the Aladdin Resort and Mohegan Sun Casinos, Steiner Spa Resorts (Nevada), Inc. and Steiner Spa Resorts (Connecticut), our U.S. subsidiaries through which those spas will be operated, also will be subject to these U.S. taxes. Our Bahamas subsidiaries which conducted our Atlantis Spa operations is not an IBC and has been subject to tax on its revenues of approximately one percent. To the extent that our income from non-maritime operations increases more rapidly than any increase in our maritime-related income, the percentage of our income subject to tax would increase.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues: Services	64.4%	68.7%	63.0%	65.7%
Products	35.6	31.3	37.0	34.3
Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of services	48.7	55.8	47.7	51.3
Cost of products	26.4	23.5	27.4	25.8
Total cost of sales	75.1	79.3	75.1	77.1
Gross profit	24.9	20.7	24.9	22.9
Operating expenses:
Administrative	5.0	5.1	5.2	5.2
Salary and payroll taxes	4.8	7.4	4.9	6.0
Amortization of goodwill	0.5	0.3	0.4	0.4
Total operating expenses	10.3	12.8	10.5	11.6
Income from operations	14.6	7.9	14.4	11.3
Other income (expense):
Interest expense	--	(1.7)	--	(0.7)
Other income	0.9	0.3	1.0	0.8
Total other income (expense)	0.9	(1.4)	1.0	0.1
Income before provision for income taxes	15.5	6.5	15.4	11.4
Provision for income taxes	0.8	0.2	0.8	0.4
Net income	14.7%	6.3%	14.6%	11.0%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues. Revenues increased approximately 37%, or $15.6 million, to $58.1 million in the third quarter of 2001 from $42.5 million in the third quarter of 2000. Of this increase, $12.5 million was attributable to an increase in services revenues and $3.0 million was attributable to an increase in products revenues. The increase in revenues was primarily attributed to the newly acquired entities and to an average of seven additional spa ships in service in the third quarter of 2001 compared to the third quarter of 2000. We had an average of 1,218 shipboard staff members in service in the third quarter of 2001 compared to an average of 1,097 shipboard staff members in service in the third quarter of 2000. Revenues per shipboard staff per day decreased by 1.0% to $362 in the third quarter of 2001 from $365 in the third quarter of 2000.

Cost of Services. Cost of services as a percentage of services revenue increased to 81.2% in the third quarter of 2001 from 75.7% in the third quarter of 2000. This increase was due to costs incurred in integrating the acquired entitites and increases in rent allocable on cruise ships covered by agreements that provide for increases in rent in the third quarter of 2001 compared to the third quarter of 2000. Additionally, costs were incurred on ships, without corresponding revenues, whose cruises were cancelled as a result of the September 11 terrorist attacks or that were only in service for a portion of the quarter due to the bankruptcy of Renaissance Cruises.

Cost of Products. Cost of products as a percentage of products revenue increased to 75.2% in the third quarter of 2001 from 74.1% in the third quarter of 2000. This increase was due to increases in rent allocable to products sales on cruise ships covered by agreements which provide for increases in rent in the third quarter of 2001 compared to the third quarter of 2000.

Operating Expenses. Operating expenses as a percentage of revenues increased to 12.8% in the third quarter of 2001 from 10.3% in the third quarter of 2000 as a result of the operating expenses and intangible amortization at our newly acquired entities which were not owned by us during the third quarter of 2000.

Other Income (Expense). The decrease in other income (expense) is attributed to the increase in interest expense in the third quarter of 2001 as a result of the debt financing, which just came in place in the third quarter of 2001.

Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 2.9% for the third quarter of 2001 from an overall effective rate of 5.2% for the third quarter of 2000 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues. Revenues increased approximately 18%, or $21.7 million, to $141.6 million for the nine months ended September 30, 2001 from $120.0 million for the nine months ended September 30, 2000. Of this increase, $17.3 million was attributable to increases in services revenues and $4.3 million was attributable to an increase in products revenues. The increase in revenues for the first nine months of 2001 compared to the same period in the prior year was primarily attributable to the newly acquired entities and an average of four additional spa ships in service. We had 1,120 shipboard staff members in service on average during the nine months ended September 30, 2001 compared to 1,063 shipboard staff members in service on average during the nine months ended September 30, 2000. Revenues per shipboard staff per day increased by 1.0% in the nine months of 2001 compared to the comparable period of 2000.

Cost of Services. Cost of services as a percentage of services revenue increased to 78.2% in the first nine months of 2001 from 75.7% for the first nine months of 2000. This increase was attributed to costs incurred in integrating the acquired entities and increases in rent allocable to cruise ships covered by agreements that provide for increases in rent in the first nine months of 2001 compared to the same period in the prior year.

Cost of Products. Cost of products as a percentage of products revenue increased to 74.9% in the first nine months of 2001 from 74.0% for the first nine months of 2000. This increase was due to increases in rent allocable to product sales on cruise ships covered by agreements which provide for increases in rent for the first nine months of 2001 compared to the same period in the prior year.

Operating Expenses. Operating expenses as a percentage of revenues increased to 11.6% for the first nine months of 2001 from 10.5% for the first nine months of 2000 as a result of operating expenses and intangible amortization of our newly acquired entities, which were acquired in the third quarter of 2001.

Other Income (Expense). The decrease in other income (expense) is attributed to the increase in interest expense as a result of the new debt financing.

Provision for Income Taxes. The provision for income taxes decreased to an overall effective rate of 4.2% for the first nine months of 2001 from an overall effective rate of 5.3% for the first nine months of 2000 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

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

Liquidity and Capital Resources

Cash flow from operating activities during the first nine months of 2001 was $15.1 million compared to $19.0 million for the first nine months of 2000.

Steiner Leisure had working capital of approximately $8.3 million at September 30, 2001 compared to $37.0 million at December 31, 2000.

In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $4.9 million from the operator of the Atlantis Resort and did not recognize any gain or loss connection with the buy-out. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer products and serves at the Atlantis Spa.

In April 2000, Steiner Leisure acquired the assets of a total of two post-secondary massage therapy schools located in Maryland, Pennsylvania and Virginia. The purchase price for the Additional Schools of approximately $4.1 million in cash was funded from our working capital.

On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. The term of the lease of the facilities will be 15 years with a five-year renewal option if certain sales levels are achieved. The build-out will cost approximately $13 million and the spa is expected to open at the end of the fourth quarter. Total costs of $9.4 million have been incurred through September 30, 2001 related to this agreement. The build-out is expected to be funded from our working capital. The operator of the Aladdin Resort and Casino recently has filed for protection under Chapter 11 of the Bankruptcy Code and continues to conduct its operations. The Company has taken steps in the bankruptcy court to protect its leasehold interest at the resort. We cannot assure you that the Company's proposed operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankrupcy filing.

In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities will be for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5 million. Total costs of $2.5 million have been incurred through September 30, 2001 related to this agreement.

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

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility will be used for working capital needs. As of November 6, 2001, $40.4 million was outstanding under the term loan and the LIBOR rate plus the spread was 6.09%.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.

Effective September 28, 2001, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $472,000 in accumulated other comprehensive losses of September 30, 2001.

Through November 6, 2001, we purchased a total of 1,902,150 of our common shares in the open market for an aggregate purchase price of approximately $30.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

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

    the extent of the taxability of our income;

    the affects of acquisitions and new projects;

    our market sensitive financial instruments and

    the Company's future financial results.

Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following:

    the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001;

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

    our dependence on the cruise industry and the luxury resort industry and our being subject to the risks of those industries;

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. The Company's objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a grop of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The item described below is non-trading.

Effective September 28, 2001, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $472,000 in accumulated other comprehensive losses of September 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits

  None

  Reports on Form 8-K

Form 8-K, dated July 3, 2001 (filed July 18, 2001), Item 2, reporting that Steiner Leisure Limited purchased a 60% equity interest in each of Mandara Spa LLC and Mandara Spa Asia Limited.

Form 8-K, dated July 12, 2001 (filed July 27, 2001), Item 2, reporting that Steiner Leisure Limited purchased the assets of GH Day Spas, Inc.

Form 8-K/A, dated July 3, 2001 (filed September 17, 2001), Item 7, reporting financial statements of businesses acquired, Mandara Spa LLC and Mandara Spa Asia Limited.

Form 8-K/A, dated July 12, 2001 (filed September 25, 2001), Item 7, reporting financial statements of businesses acquired, GH Day Spas, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw
Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman
President and Chief Executive Officer

/s/ Glenn J. Fusfield
Glenn J. Fusfield
Chief Operating Officer

/s/ Carl S. St. Philip
Carl S. St. Philip
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)