Form 10-K405
period 2001-12-31
STEINER LEISURE LTD
filed 2002-04-01
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002 was approximately $181,482,000.

       As of March 26, 2002, 17,777,180 (gross of 1,866,406 treasury shares) of the registrant's Common Shares, par value (U.S.) $.01 per share, were outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, which will be filed on or before April 30, 2002, are incorporated by reference in Part III hereof.

i

ii

PART I

ITEM 1.     BUSINESS

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we" "us" and "our" refer to as "Steiner Leisure") is a leading worldwide provider of spa services. At our facilities, we strive to create a relaxing and therapeutic environment where customers can receive facial and body treatments of the highest quality. Steiner Leisure also develops and markets premium quality beauty products which are sold at our facilities and third party retail outlets. Our cruise line and land-based resort customers include Carnival Cruise Line, Celebrity Cruises, Disney Cruises, Hilton, Holland America Line, Marriott, Norwegian Cruise Line, Park Place Entertainment, Princess Cruises, Royal Caribbean Cruise Line and Sun International. As of March 1, 2002, we served 104 cruise ships representing 23 cruise lines, and operated 50 resort spas and 19 day spas. Our maritime services are provided under agreements with cruise lines with terms which range in duration from one to six years. Our land-based services are provided under leases with resort operators for our resort spas and other lessors for our day spas and have terms ranging from five to 15 years.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of March 1, 2002, 58 of the 104 ships that we served had large spa facilities. Ships with large spas provided us with average weekly revenues of $43,936 in 2000 and $44,177 in 2001, as compared to average weekly revenues of $11,775 in 2000 and $11,011 in 2001 for the other ships we served. Our services include massage, water-based treatments, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, yoga, hair styling, manicures, pedicures, and a variety of other specialized facial and body treatments. Our range of services is designed to capitalize on the growing consumer trend toward health awareness, personal care, and fitness.

We also provide spa services similar to those we provide on cruise ships at resort hotels located in United States, the Caribbean, Asia, the Pacific and other locations and in day spas located in various locations in the United States and one in the United Kingdom. Our resort spas range in size from 2,000 square feet to 32,000 square feet. Our day spas range in size from 1,500 square feet to 6,800 square feet.

We develop and sell a variety of high quality beauty products under our "Elemis®" and "La Therapie®" trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products of third parties, including a variety of hair care products under the "Steiner®" name. We manufacture and private label a total of more than 185 different retail products. These products include beauty preparations, such as aromatherapy oils, cleansers and creams, other skin care preparations, hair care products, such as shampoos, moisturizers and lotions, and nail care products. Steiner Leisure sells its products on board the ships that we serve, at our land-based spas, through third party land-based retail and wholesale outlets, mail order and our web sites, including www.steinerleisure.com.

During 2001, services accounted for approximately 66% of our revenues and products accounted for approximately 34% of our revenues.

Steiner Leisure also owns and operates three post secondary schools (comprised of a total of nine campuses, including one to be discontinued in 2002) located in Florida, Virginia, Maryland and Pennsylvania. Offering degrees in massage, advanced therapy and skin care, these schools train and qualify spa professionals for health and beauty positions within the Steiner family of companies or other industry entities.

Steiner Leisure was organized as an international business company under the laws of The Bahamas in October 1995 as the successor to Steiner Group Limited, now known as STGR Limited, a family-owned business founded in 1934 in the United Kingdom. Steiner Leisure commenced operations in November 1995 with the contribution to its capital of substantially all of the cruise-related assets of the maritime division of Steiner Group and the outstanding common stock of Coiffeur Transocean (Overseas), Inc., a subsidiary of Steiner Group acquired in June 1994.

Principal Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2001, respectively: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) 26.7%: Royal Caribbean (including Celebrity) 25.5%; and P&O Princess (including Princess and P&O European Ferries) 11%. Each of Royal Caribbean and Carnival currently are attempting to acquire or merge with P&O Princess. These three companies also accounted for 74 of the 104 ships served by us as of March 1, 2002. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 35 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume of cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 2.2 million in 1985 to approximately 6.9 million in 2001, representing a compound annual growth rate of approximately 7.4%. As of March 1, 2002, approximately 93 of the 104 ships we served offered North American Cruises.

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

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched décor. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of March 1, 2002, 58 of the ships that we served offered large spa facilities. The cruise lines we serve are scheduled to introduce a total of 7 new ships through 2002. Steiner Leisure expects to perform services on all of these ships, 7 of which are currently covered by cruise line agreements. All 7 of these will have large spa facilities.

Overview of Our Land-Based Spa Business

Until July 2001, our business consisted almost entirely of providing spa services and products to cruise line passengers. Prior to that time our limited land-based activities consisted almost entirely of sales of our products to land-based retail outlets and through mail order, and the operation of three massage therapy schools (consisting of a total of nine campuses) on the east coast of the United States. Our land-based activities have grown as follows:

  In February 1999, we began to operate the spa at the Atlantis Resort and Casino in Paradise Island in the Bahamas (after ceasing to operate that spa in January 2001, commencing in July 2001, we once again are operating the spa as a result of our acquisition of Mandara Spa).

  In October 2000, we entered into an agreement to build and operate a luxury spa facility, which opened in December 2001, at the Aladdin Resort and Casino in Las Vegas, Nevada.

  In January 2001, we began operating our Elemis luxury day spa in Mayfair, London.

  In July 2001, we entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Resort in Uncasville, Connecticut, which spa is expected to open in May 2002.

  In July 2001, we purchased a 60% equity interest in the United States and Asia Mandara Spa companies. Mandara Spa operates luxury spas at resorts in more than 50 locations worldwide principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines.

  In July 2001, we purchased the assets of the Greenhouse Day Spa business. As a result we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and own the "Greenhouse" mark. We licensed that mark pursuant to a royalty agreement to the owners of the Greenhouse destination spa in Arlington, Texas for use at that spa.

  In July 2001, we purchased C-Spa, which operates six day spas in California.

  In March 2002, our equity interest in the company that operates the Mandara Spas, other than those in Asia, was increased from 60% to 80% as a result of our making a capital contribution to that company, which capital contribution was not matched by the holder of the then remaining 40% equity interest.

As a result of these recent acquisitions, a substantial portion of our business now consists of the operation of 50 luxury spas at resorts in throughout the world, and the operation of 19 day spas in a total of 9 states in the United States and one location in the United Kingdom.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as the leading worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. Steiner Leisure provides services to our customers on a personal basis. We employ staff who are professional, attentive and able to continue our tradition of catering to the needs of individual customers. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa and continental Europe. Our land-based staff are recruited from the regions where the facilities at which they would work are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of customer care. Our training emphasizes the importance of an individualized and therapeutic experience for our customers. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

Utilize Experienced and Empowered Management. Steiner Leisure's operations are supervised at the facility level by experienced managers who implement our philosophy of customer care. Our facility managers are selected based on performance as staff members or appropriate industry experience and receive specialized management training. Managers are granted substantial authority to make day-to-day decisions regarding operations, including those actions necessary to maximize revenues of the facility they manage. Our managers are responsible for efficient scheduling of personnel, inventory management, supervision of sales and marketing, maintenance of required discipline and communication with our senior management.

Develop and Deliver High Quality Services and Products. Steiner Leisure strives to create an engaging and therapeutic environment where customers can receive facial and body treatments and hair styling of the highest quality. We conduct our own research and respond to the needs and requests of our customers and have developed many of the techniques and products used by our personnel. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends. Through our attentive and highly trained staff and our premium quality beauty and hair products, Steiner Leisure provides its customers with what we believe is a richly rewarding experience that is a memorable highlight of a vacation or a relaxing interlude from the normal routine.

Effectively Market our Services and Products. Steiner Leisure uses a variety of marketing techniques to bring our services and products to the attention of customers. Our personnel individually inform our customers as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. Steiner Leisure also promotes gift certificates and other pre-use purchases at certain of our locations.

Maintain Close Relationships with the Cruise Lines and Resort Operators. Steiner Leisure has developed strong relationships with the cruise lines as a result of the revenues we generate for them and the high level of customer satisfaction with our services. We are also attempting to develop strong relationships with the operators of the resorts where we operate our luxury spas. These relationships are important to our future growth and, in the cruise industry, we believe that they have positioned us to obtain renewals of almost all of our cruise line agreements that have expired since 1990.

Develop Recognizable Brands. We believe we have developed positive brand name recognition with "Steiner®" for shipboard spas and with "Elemis®" and "La Therapie®" for high quality beauty products. We also believe that the land-based spas we recently acquired also have positive brand name recognition. We also have helped to develop and promote customized brands for the cruise lines we serve and we hope to continue to do so for the cruise lines as well as for operators of resorts at which provide our services. We believe that by creating these brands for cruise lines and resorts, we can strengthen our relationships with those entities.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to March 1, 2002, we commenced serving 50 new cruise ships brought into service by our cruise line customers. As of March 1, 2002, the cruise lines served by us were scheduled to introduce 12 new ships into service through December 31, 2002. Steiner Leisure expects to perform services on 12 of these ships, 11 of which are currently covered by our cruise line agreements. We also believe that the success we hope to achieve at our resort spas could help our growth since it could encourage the operators of those resorts to have us provide services at any new resorts that they may open or acquire in the future.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched décor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We often assist cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. Through 2002, we believe we will begin serving an additional 11 ships with large spa facilities.

Increase Product Sales Sales of our products increased at a compound annual growth rate of 17.7% from 1997 through 2001. Steiner Leisure's products are sold primarily to our spa customers and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our web sites, including www.steinerleisure.com. We have increased our retail product sales through third-party, land-based channels through marketing campaigns aimed at mail order customers, enhanced training of our employees with respect to new products and through sales through the QVC television channel. We believe that there is a significant opportunity to increase our product retail sales from the growth in our customer base resulting from our land-based spa acquisitions as well as the increased recognition we've gained from those acquisitions.

Seek Additional Land-Based Opportunities. A number of the resorts we currently serve are well known and highly regarded. We believe that we can use our successful affiliation with those resorts, as well as our reputation in the cruise industry, to encourage other land-based resort operators to consider having us operate their spas.

Consider Strategic Acquisitions. Steiner Leisure will consider strategic acquisitions of land-based or maritime-based businesses which are compatible with our operations.

Cruise Lines We Serve

As of March 1, 2002, Steiner Leisure provided its services and products to 23 cruise lines representing a total of 104 ships, including almost all of the major cruise lines offering North American Cruise.

The numbers of ships served as of March 1, 2002 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served
Carnival (l)	16	Orient (4)	2
Celebrity (2)	8	Passat	1
Costa (l)	7	P&O European Ferries (5)	1
Crystal	2	Princess (5)	11
Cunard (l) (3)	2	Radisson Diamond Seven Seas	2
Disney	2	Royal Caribbean (2)(5)	15
Fred Olsen	2	Saga	1
Holland America (l)	10	Seabourn (3)	4
Louis	1	Seadream (6)	2
MTC	1	Silver Seas	4
Norwegian (4)	8	Unicom	1
		Windstar (1)	1

		Total	104

_____________________

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Holland America, and Windstar and a majority interest in Cunard. Each of Royal Caribbean and Carnival currently is attempting to acquire or merge with P&O Princess.

  Celebrity is owned by Royal Caribbean.
  Cunard owns Seabourn.
  Norwegian and Orient are owned by Star Cruises.
  P&O European Ferries and Princess are subsidiaries of P&O Princess Cruises. Each of Royal Caribbean and Carnival and currently are attempting to acquire or merge with P&O Princess Cruises.
  This agreement expired. We are currently serving this ship without a written agreement and are negotiating a renewal of this agreement.

The cruise lines served by us are scheduled to introduce 7 new ships into service through 2002. Steiner Leisure expects to perform services on all of these ships, 7 of which are currently covered by cruise line agreements. All of these ships will have large spa facilities. The cruise lines for which these ships are scheduled to enter service are as follows: Carnival (2 ships); Celebrity (1 ship); Holland America (1 ship); Norwegian (1 ship); Royal Caribbean (1 ship) and Princess (1 ship).

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected by cruise lines removing from service older ships as new ships are introduced.

Our Resort Spas

We provide luxury spa services at 50 resorts located in 11 countries. The luxury spa resorts we operate are located in the following countries:

Country	Number of Resort Spas

United States	4
Indonesia	14
Thailand (1)	7
Maldives	7
Guam	5
Malaysia	4
Saipan	3
Fiji	1
Bahamas	2
Aruba	1
Tahiti	2

Total	50

(1) Operated through a joint venture in which we own a 49% interest.

The luxury resort spas we operate range in size from 2,000 square feet to 32,000 square feet.

Our Day Spas

We operate 19 luxury day spas in the following cities: Beverly Hills, California; New York City, New York; Greenwich, Connecticut; Newport Beach, California; Dallas, Texas; Houston, Texas; Troy, Michigan; Manhasset, New York; Orlando, Florida; Birmingham, Alabama; Denver, Colorado; San Diego, California; Encinitas, California; La Jolla, California; Irvine, California; Poway, California; Menlo Park, California, Newtown, Pennsylvania and London, England.

The luxury day spas range in size from 1,500 square feet to 6,800 square feet.

Our luxury day spas are located in fashionable shopping centers and other venues in the cities in which they are located.

Our Services

Our goal is to provide our customers with a therapeutic and indulgent experience in an atmosphere of individualized attention. Steiner Leisure provides a broad range of high quality personal services. The treatment techniques we use include those developed by us in response to the needs and requests of our customers. Our pricing is based on the nature of the services and the location of the facility where it is performed. Our services include the following:

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women and men. Types of treatments include seaweed and other therapeutic wraps and aromatherapy treatments. On ships, the number of private treatment rooms available for these services ranges from one to fourteen, depending on the size of the ship. The number of our staff providing these services on a ship ranges from one to twenty-four. On several ships, Steiner Leisure provides certain specialty treatments including a body capsule that provides a multi-sensory, massage-like treatment in an individual, self-contained environment. At our land-based spas the number of treatment rooms varies from two to 35 and the number of our staff providing services varies from two to 40.

Beauty and Hair. At all of our facilities we offer a broad variety of facial treatments including the Japanese silk booster facial and the anti-oxidant/glycolic facial. Most of all of our facilities we operate a hair styling salon which provides services to women, men and children and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to twelve hair styling stations as well as stations for manicures and pedicures. We staff each facility with one to seven employees performing hair, nail and beauty services.

Shipboard Spas. Since the late 1980s, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of March 1, 2002, large spas were found on 58 of the ships that we served. We expect to serve an additional 7 ships with large spa facilities that are anticipated to begin service through the end of 2002. These spas provide enlarged fitness and treatment areas and on most ships include water-based treatments. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 2001, our average weekly revenues on ships with large spas was 4.0 times our average weekly revenues on other ships.

Fitness Facilities. As of March 1, 2002, we operated fitness facilities on 85 of the ships we serve and three of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes. On ships, Steiner Leisure provides from one to three fitness instructors, depending on ship size. At our resorts spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our customers, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but generally require fees at our resort spas.

Saunas and Steam Rooms. We operate saunas and steam rooms at most of the facilities we serve. These facilities generally may be used by customers at no charge.

Facilities Design

In general, the shipboard facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted, or are assisting in the design of facilities for more than 50 ships we have served. We also have designed some of the luxury spas at the resorts and day spas we operate. We believe that our participation in the design of these facilities has resulted in the construction of facilities permitting improved quality of service and increased revenues to us at these facilities. We believe that our involvement in the design of these facilities has enabled us to obtain additional agreements with the cruise lines and resort hotels. However, we cannot assure you that we will be able to obtain agreements for all of the facilities for which we provide or have provided design assistance.

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m., except when a ship is in the territorial waters of a jurisdiction that would tax our sales or income from our spa activities. Our land-based spas have similar operating hours.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. We hire and train personnel who perform our shipboard services and the services at our land-based spas. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, Australia, South Africa and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Applicants to be Steiner Leisure employees must possess a willingness to provide outstanding personal service. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question.

Each employment candidate must complete a rigorous training program at our facilities in London, England (principally, shipboard personnel) or San Diego, California (land-based personnel). We can train up to approximately 180 employees at a time in London and approximately 50 at a time in San Diego. The training courses for shipboard service personnel is typically conducted over a period of two to eight weeks, and for land-based personnel, one to two weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive, customer care. All employees also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. All employees are educated with respect to all of our services and products to enable them to cross-market our services and products. We also train candidates to manage our spas. This training covers, among other things, maximization of revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line personnel.

Students trained at our massage therapy schools may be employed by us at our land-based facilities, as well as on cruise ships we serve.

Products

Steiner Leisure sells high quality personal care products for men and women. We also offer our products through our land-based spas, the retail outlets of our massage therapy schools, and salons, retail stores and other third party land-based retail and wholesale outlets. We also sell products through mail order and our web sites including at www.steinerleisure.com. The beauty products offered include aromatherapy oils as well as cleansers, creams and other skin care products and cleansing accessories. Hair care products offered include shampoos, moisturizers and lotions. Most of the products sold by us are from our "Elemis®" and "La Therapie®" product lines. As of March 1, 2002, Steiner Leisure sold 140 "Elemis®" skin and hair care products made primarily from premium quality natural ingredients and 27 premium quality "La Therapie®" skin care products. Almost all of the raw materials for "Elemis®" and "La Therapie®" products are sourced from a premier French manufacturer. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Production, packaging and distribution of our "Elemis®" and "La Therapie®" products are conducted at our facilities in Bridgewater, England.

We train our prospective shipboard and land-based employees, as well as the students attending our massage therapy schools in the use of our Elemis® products.

We also sell the products of third parties, including 18 private label products manufactured by other companies and sold by us under the "Steiner®" brand name.

Marketing and Promotion

We promote our services and products to cruise passengers and resort guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, tours of our facilities and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures describing our services and products to passenger cabins and guest resort rooms at the resorts where we operate.

We market our day spas primarily through public relations activities aimed at television and other media coverage, direct mail and through local radio advertising. In addition, employees cross-market other services and products offered by us to their customers. As part of our marketing efforts we provide incentives to our employees to maximize sales of our services and products and instruct employees in cross-marketing among our network of spas and other distribution channels. We also offer gift certificates and other prepaid purchases. We also benefit from advertising by the cruise lines and resorts we serve, and, increasingly, cruise lines and resorts are featuring their spa facilities as part of their advertising campaigns.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the non-exclusive right to sell products on board ships. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the agreements cover all of the then-operating ships of a cruise line. New arrangements must often be negotiated between us and a cruise line as ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately three years as of March 1, 2002. As of that date, cruise line agreements that expire within one year covered 12 of the 104 ships served by us. These 12 ships accounted for approximately 6.2% of our revenue in 2001.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 1, 2002, an agreement for two ships provide for termination for any reason by the cruise line on six months' notice, agreements for three ships provides for termination for any reason by the cruise line on 90 days' notice and we are operating on two ships without a written agreement.

Land-Based Spa Leases

We operate our land-based spas pursuant to lease arrangements with the owners of the properties involved. Our resort spas generally require rent based on the percentage of our revenues. In addition, as part of the percentage rental arrangements for some of our resort spas, we are required to pay a minimum annual rental amount whether or not such amount would be required to be paid under the percentage rent arrangement. In addition, in connection with our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Resort as well as our proposed spa at the Mohegan Sun Resort, in order to obtain the leases for these premises, we agreed to build out the spa facilities there at our expense. The costs of these build-outs have ranged from $3.0 million to $14.0 million. We believe that in order to procure leases for the large spas at resorts in the future, we may be required to build out the spa facilities at those resorts at our expense. Those build-outs also likely will involve expenditures per facility comparable to expenditures we have spent to date on the build-out of resort spa facilities.

The terms of the leases for our resort spas range from two to 15 years.

Most of our day spas are operated pursuant to fixed rental arrangements, although some of them require that we pay a rent based on a percentage of our revenues. Our day spa leases have terms that range from five to 15 years.

Minimum Payment Obligations

Steiner Leisure is obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from customers. As of December 31, 2001, these payments are required by cruise line agreements covering a total of 35 ships served by us and three additional ships not yet in service. As of December 31, 2001, Steiner Leisure had guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $24.4 million in 2002, $27.2 million in 2003, $29.4 million in 2004 and $26.3 million in 2005. These amounts could increase under new, or renewed agreements.

Certain of our resort spa agreements also require that we make minimum payments irrespective of the amount of our revenues. As of December 31, 2001, Steiner Leisure will have guaranteed total minimum payments to resorts of approximately: $2.1 million in 2002, $2.1 million in 2003, $2.1 million in 2004, $2.0 million in 2005, $1.8 million in 2006 and $9.7 million thereafter.

Other Activities

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree courses in massage therapy, skin care and related areas. In April 2000, we acquired two post-secondary massage therapy schools (five campuses, including one which is scheduled to close in 2002) located in Maryland, Pennsylvania and Virginia. We sell our Elemis product line at our Florida schools. As of March 1, 2002, there were 1,828 students attending our schools. We are eligible to participate in student financial assistance programs administered by the DOE and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs.

We believe the schools have the potential to provide us with the services of skilled and trained staff for our land-based and shipboard facilities and will assist us in creating new channels for distribution of our Elemis® product range.

Competition

Steiner Leisure is a leading worldwide provider of spa services. However, both our shipboard and land-based services and products face competition.

On cruise ships we compete with passenger activity alternates on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A few cruise lines currently perform the shipboard services performed by us with their own personnel and one or more additional cruise lines could elect to perform these services themselves. There currently are several other entities offering services to the cruise industry similar to those provided by us.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities, often without additional charge to guests, similar to those offered on cruise ships. A number of these resorts also offer casino gambling. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives that compete for consumer spending. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our customers. In addition, Steiner Leisure is very new to the land-based spa industry and, although we have acquired land-based operations that we believe offer good name recognition and reputation. In addition, Steiner Leisure is very new to the land-based spa industry and, although we have acquired land-based operations that we believe offer good name recognition and reputation our spas compete with spas and beauty salons owned or operated by companies that have been offering land-based spa services longer than we have and which may enjoy greater name recognition with consumers and prospective consumers of land-based spas operated by us.

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

Trademarks

Steiner Leisure holds or controls numerous trademarks, both United States and in several foreign countries. The most recognized trademarks are for "Steiner®," "Elemis®," "La Therapie®", "The Greenhouse®" and "Mandara Spa®." We believe that the use of these trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending. We believe that the trademarks that are material to our business that have not yet been registered are well established in their fields of services and products, thus limiting the risks of our losing the rights to use them.

Regulation

Cruise Industry

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

Schools

Our massage therapy schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirements of the Higher Education Act ("HEA") and the regulations promulgated thereunder by the Department of Education ("DOE"). Our Schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of Steiner Leisure or any of its schools to participate in such programs.

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

All of our schools are eligible to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states' Department of Education. Additionally, each institution must be accredited by an agency recognized by the DOE.

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

Employees

As of March 1, 2002, Steiner Leisure had a total of 3,313 employees. Of that number, 2,604 worked in spa operations, 53 were involved in the recruiting and training of spa personnel, 377 were involved in teaching at our massage therapy schools, 79 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 200 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms generally of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Shipboard employees' compensation consists of salary and/or a commission based on the volume of revenues generated by the employee. Employees at our land-based spas generally are employed without contracts, on an at-will basis. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

ITEM 2.     PROPERTIES

All of our land-based spas are leased. In the case of our day spas, our leases are with the owner of the shopping centers or other venues where they are located. In the case of our resort spas, our leases are with the operators of the resorts. In addition to our land-based spas, we maintain other facilities. Steiner Leisure's principal executive office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC (formerly, CT Maritime Services, L.C.), a Florida subsidiary of Steiner Leisure and our administrative headquarters, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our Florida schools are located in Pompano Beach, Miami, Altamonte Springs and Sarasota. Our other U.S. Schools are located in Maryland (Baltimore), Pennsylvania (York) and Virginia (Charlottesville, Winchester and Blacksburg, the latter being scheduled to close in 2002). Our shipboard staff training facilities and the administrative offices of our Elemis Limited subsidiary are located in Harrow Weald, near London, England. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater Somerset, England. We administer our day spa operations from offices in San Diego, California, where we also maintain a training facility for land-based spa employees. We administer Mandara's operations from offices in Honolulu, Hawaii and also administer Mandara's Asia operations from offices in Bali, Indonesia. All of the above-described properties are leased, and Steiner Leisure believes that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, Steiner Leisure is party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on the Company's operations or financial position.

On October 16, 2001, a personal injury action was filed in the New York Supreme Court by Kim McMillon, alleging that a dermatologist retained by the former owner and operator of the Greenhouse Day Spa in New York negligently performed a laser hair removal treatment that caused burns to the plaintiff. Plaintiff is alleging damages in excess of $50 million. While an amended complaint was filed removing our subsidiary that operates that spa as a defendant, the spa itself continues to be named as a defendant. The conduct in question took place prior to the time that we became the owner of the spa in question and the former owners of the spa are also named as defendants. While we are unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss, we intend to vigorously defend against this claim based on the fact that we did not own the spa in question at the time of the alleged injury.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	59	Chairman of the Board
Leonard I. Fluxman	43	President and Chief Executive Officer and a Director
Glenn J. Fusfield	39	Senior Vice President and Chief Operating Officer
Amanda Jane Francis	35	Senior Vice President - Operations of Steiner Transocean
Sean C. Harrington	35	Managing Director of Elemis Limited
Carl S. St. Philip, Jr.	35	Senior Vice President and Chief Financial Officer
Bruce A. Jordan	48	Senior Vice President and General Counsel
Celeste Dunn	43	President and Chief Executive Officer of Steiner Day Spas, Inc.
Thomas Gottlieb	49	President and CEO of Mandara Spa LLC

Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2001, Mr. Warshaw also served as our Chief Executive Officer. Mr. Warshaw joined Steiner Group in 1982. Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michèle Steiner Warshaw.

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

Bruce A. Jordan was appointed Senior Vice President and General Counsel of Steiner Leisure in November 2001. Prior to his joining us, from April 1997 until January 2001, Mr. Jordan was Vice President and General Counsel of Pediatrix Medical Group, Inc., a publicly-traded healthcare services company, though he remained through November 2001 as an in-house attorney transitioning his responsibilities. Concurrent with this period of transition, from April 2001 to November 2001, Mr. Jordan also served as in-house attorney/consultant with the Law Department of Sunbeam Corporation, a manufacturer of home appliances and other items. Beginning in September 1990, he was the Assistant General Counsel for Del Monte Fresh Produce Company. In January 1994, he was appointed as Executive Vice President and General Counsel for Del Monte, which position he held until April 1997. From early 1987 through September 1990, Mr. Jordan was employed as Assistant General Counsel with Carnival Cruise Lines.

Celeste Dunn has served as President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary. Since July 2001, when we acquired the C. Spa chain of day spas she founded. Ms. Dunn is responsible for our United States day spa operations. From May 1997 until July 2001, Ms. Dunn was founder and the President of the entity that operated the C. Spa chain. From December 1991 to January 1997, Ms. Dunn served as a Vice President in the Consumer Division of Compaq Computer Corporation.

Thomas Gottlieb has served as President of our Mandara Spa LLC subsidiary since July 2001, when we acquired a majority interest in Mandara. Mr. Gottlieb is responsible for our Mandara Spa operations worldwide as well as our other United States resort spas. From January 1996 until July 2001, Mr. Gottlieb was the President and a founder and owner of Mandara. From June 1993 through December 1995, Mr. Gottlieb was a Principal with Sierra Pacific Investments, an investment fund, and from 1990 through May 1993 he was the Chief Investment Officer of InterPacific Group, an investment holding company.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Shares and Related Matters

Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Stock Market.

2000	High	Low
First Quarter	$22.56	$15.13
Second Quarter	22.75	15.19
Third Quarter	24.94	17.63
Fourth Quarter	24.69	12.13

2001	High	Low
First Quarter	$19.38	$13.88
Second Quarter	21.25	13.75
Third Quarter	30.49	9.50
Fourth Quarter	22.25	14.16

As of March 26, 2002, there were 30 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 1,848 beneficial owners of the common shares.

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

ITEM 6.     SELECTED FINANCIAL DATA.

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2001. The balance sheet data as of December 31, 2000 and 2001 and the statement of operations data for the years ended December 31, 1999, 2000 and 2001 have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 1997, 1998 and 1999 and the statements of operations data for the years ended December 31, 1997 and 1998 are derived from our financial statements which have been audited by Arthur Andersen LLP. These financial statements are not included herein. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	1997	1998	1999	2000	2001(2)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$50,113	$59,741	$76,958	$102,334	$129,263
Products	33,863	41,647	52,825	59,482	65,092
Total revenues	83,976	101,388	129,783	161,816	194,355
Cost of Revenues:
Cost of services	39,085	46,142	59,037	77,349	104,220
Cost of products	23,110	28,227	36,824	44,071	48,845
Total cost of revenues	62,195	74,369	95,861	121,420	153,065
Gross profit	21,781	27,019	33,922	40,396	41,290
Operating expenses:
Administrative	3,862	4,801	5,946	8,365	10,415
Salary and payroll taxes	4,344	4,979	6,025	7,990	12,223
Amortization of CTO intangibles	1,089	-	-	-	-
Amortization of goodwill	-	-	192	651	741
Total operating expenses	9,295	9,780	12,163	17,006	23,379
Income from operations	12,486	17,239	21,759	23,390	17,911
Other income (expense):
Interest expense	(16)	(8)	(7)	(2)	(1,744)
Other income	924	1,745	1,464	1,667	1,244
Total other income (expense)	908	1,737	1,457	1,665	(500)
Income before provision for income taxes, minority interest and income in equity investment	13,394	18,976	23,216	25,055	17,411
Provision for income taxes	1,147	1,296	1,341	1,289	743
Income before minority interest and income in equity investment	12,247	17,680	21,875	23,766	16,668
Minority interest	-	(4)	18	(20)	118
Income in equity investment	-	-	-	-	104
Net income	$12,247	$17,676	$21,893	$23,746	$16,890
Earnings per common share (1)
Basic	$0.76	$1.08	$1.35	$1.55	$1.11
Diluted	$0.73	$1.04	$1.31	$1.50	$1.06
Basic weighted average shares outstanding	16,202	16,401	16,215	15,337	15,229
Diluted weighted average shares outstanding	16,693	16,960	16,720	15,802	15,863

BALANCE SHEET DATA:
Working capital (deficit)	$25,644	$35,872	$35,105	$36,973	$(2,832)
Total assets	37,137	53,654	68,674	88,227	185,429
Long-term debt, net of current portion	-	-	-	-	32,897
Shareholders' equity	28,513	43,691	53,997	64,562	99,646

_____________________

(1)    We effected a 3-for-2 split of our common shares on each of October 24, 1997 and April 28, 1998. The share and per share data above reflect these share splits.

(2)    In July 2001, the Company completed the acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. These transactions were accounted for under the purchase method and accordingly, our financial results include the results of the acquired entities subsequent to their acquisitions.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Steiner Leisure Limited is a leading worldwide provider of spa services. We sell our services and products to cruise passengers and, commencing as of July 2001, at day and resort spas primarily in the United States, the Caribbean, the Pacific and Asia. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. From February 1999 through January 2001, we offered services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer our services and products at the Atlantis Spa. Also, in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (currently comprised of five campuses) in Maryland, Pennsylvania and Virginia. In November 2001, we began operating a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. In July 2001, we entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, CT.

In July 2001, the Company completed the acquisitions of Mandara Spa (July 3, 2001), GH Day Spas, Inc. (July 12, 2001) and DK Partners, Inc. (July 31, 2001). These transactions were accounted for under the purchase method and accordingly, our financial results include the results of the acquired entities subsequent to their acquisitions. Several events during the third quarter combined to have a significant effect on our operations. The terrorist attacks of September 11 had a dramatic impact on our operating results. Immediately following the attacks of September 11, seven cruises were cancelled and for the remainder of the year cruise ships sailed at substantially lower occupancies than anticipated. Our resort spas were severely impacted by declines in occupancy at the related hotels and our day spas encountered lower levels of customer traffic. Renaissance Cruises also filed for bankruptcy during the quarter. During the third quarter, we began integrating our newly acquired businesses.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for 2001 was not subject to United States or other jurisdictions. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, which accounted for a total of 10% of our pretax income in 2001, will be subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services) Steiner Day Spas, Inc. and Greenhouse Day Spa Group Inc. (which run our day spas through their subsidiaries), Steiner Spa Resorts (Nevada), Inc. (which runs the spa at the Aladdin Resort) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. When we commence the operations of our spa at the Mohegan Sun Casino, Steiner Spa Resorts (Connecticut), our U.S. subsidiary through which this spa will be operated, also will be subject to these U.S. taxes. Steiner Spa Limited and Steiner Spa Asia Limited own an 80% and 60% partnership interest in Mandara Spa LLC and Mandara Spa Asia Limited, respectively. These subsidiaries pay taxes in certain taxable jurisdictions.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 14 on Form 10-K, beginning on page F-1. Note that our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Cost of revenues includes:

  cost of services, including an allocable portion of wages paid to shipboard and land-based spa employees, payments to cruise lines and land-based spa lessors and other staff-related shipboard expenses, spa facilities depreciation, as well as, with respect to our schools, directly attributable campus costs such as rent and employee wages; and
  cost of products, including an allocable portion of wages paid to shipboard and land-based spa employees, payments to cruise lines and land-based spa lessors and other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

Cost of revenues may be affected by, among other things, sales mix, production levels, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues payable as payments and/or, as the case may be, the amount of minimum annual line commissions over the terms of such agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements. In general, Steiner Leisure has experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount would not be a material component of the cost of services rendered and would not be practicable to identify separately.

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses included goodwill amortization related to the acquisition of our schools in 1999 and 2000 and amortization of intangibles relating to our acquisitions of day spas and resort spas in 2001.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

Goodwill

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in our operating results or cash flows, a decrease in demand for our services, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method over the remaining estimated life. Any impairment loss would be calculated as the amount which the carrying amount of the unamortized balance exceeds its fair value. As of December 31, 2001, we determined that there has been no impairment of goodwill.

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002. In the second quarter of 2002, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We had recorded approximately $741,000 of amortization on these amounts during 2001 and would have recorded approximately $741,000 of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing, but have not yet determined the impact of the adoption of SFAS 142 will have on our consolidated financial statements, however, we believe it may be material. As of December 31, 2001, we had unamortized goodwill and intangibles of $77.4 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $1.5 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. There was no impact upon adoption because as of January 1, 2001, we had no derivative instruments.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, is not expected to have a significant impact. All intangible assets acquired and assigned value in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141, and therefore will continue to be amortized over their estimated useful lives.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. In accordance with FASB 142, beginning in the third quarter of 2002, the Company will assess whether the goodwill related to its July 2001 acquisitions have been impaired. Management is currently assessing the impact of adoption on goodwill arising from its post-secondary schools acquisitions.

In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	1999	2000	2001
Revenues:
Services	59.3%	63.2%	66.5%
Products	40.7	36.8	33.5
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	45.5	47.8	53.6
Cost of products	28.4	27.2	25.1
Total cost of revenues	73.9	75.0	78.7
Gross profit	26.1	25.0	21.3
Operating expenses:
Administrative	4.6	5.2	5.4
Salary and payroll taxes	4.6	4.9	6.3
Amortization of goodwill	.1	.4	.4
Total operating expenses	9.3	10.5	12.1
Income from operations	16.8	14.5	9.2
Other income (expense):
Interest expense	-	-	(0.9)
Other income	1.1	1.0	0.6
Total other income (expense)	1.1	1.0	(0.3)
Income before provision for income taxes, minority interest and income in equity investment	17.9	15.5	8.9
Provision for income taxes	1.0	.8	.4
Income before minority interest and income in equity investment	16.9	14.7	8.5
Minority interest and income in equity investment	-	-	-
Net income	16.9%	14.7%	8.5%

2001 Compared to 2000

Revenues. Revenues increased approximately 20%, or $32.5 million, to $194.3 million in 2001 from $161.8 million in 2000. Of this increase, $26.9 million was attributable to an increase in services revenues and $5.6 million was attributable to an increase in products revenues. The increase in revenues was primarily attributed to our new land-based operations acquired in July 2001 and to an average of six additional spa ships in service in 2001 compared to 2000. This increase was partially offset by the impact of the terrorist attacks of September 11, 2001 which caused a temporary decline in the number of cruise passengers, a decline in the number of customers at our spas and the bankruptcy filing by Renaissance Cruises. We had an average of 1,112 shipboard staff members in service in 2001 compared to an average of 1,068 shipboard staff members in service in 2000. Revenues per shipboard staff per day decreased by 0.3% to $357 in 2001 from $358 in 2000.

Cost of Services. Cost of service increased $26.9 million from $77.3 million in 2000 to $104.2 million in 2001. Cost of services as a percentage of services revenue increased to 80.6% in 2001 from 75.6% in 2000. This increase was due to costs incurred related to our acquired operations and increases in commissions allocable on cruise ships covered by agreements that provide for increases in payments in 2001 compared to 2000. Additionally, costs were incurred on ships, without corresponding revenues, for which cruises were cancelled as a result of the September 11 terrorist attacks or that were only in service for a portion of the year due to the bankruptcy of Renaissance Cruises.

Cost of Products. Cost of products increased $4.7 million from $44.1 million in 2000 to $48.8 million in 2001. Cost of products as a percentage of products revenue increased to 75.0% in 2001 from 74.1% in 2000. This increase was due to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in payments in 2001 compared to 2000.

Operating Expenses. Operating expenses increased $6.4 million from $17.0 million in 2000 to $23.4 million in 2001. Operating expenses as a percentage of revenues increased to 12.1% in 2001 from 10.5% in 2000 as a result of the operating expenses and intangible amortization at our newly acquired operations which were not owned by us during 2000.

Other Income (Expense). Other income (expense) decreased $2.2 million from income of $1.7 million in 2000 to expense of $.5 million in 2001. The decrease in other income (expense) was due to the increase in interest expense in 2001 as a result of the debt financing, pursuant to a credit agreement which we entered into in connection with our July 2001 acquisitions, which was not in place in 2000.

Provision for Income Taxes. Provision for income taxes decreased $.6 million from $1.3 million in 2000 to $.7 million in 2001. The provision for income taxes decreased to an overall effective rate of 4.3% for 2001 from an overall effective rate of 5.1% for 2000 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

2000 Compared to 1999

Revenues. Revenues increased approximately 24.7%, or $32.0 million, to $161.8 million in 2000 from $129.8 million in 1999. Of this increase, $25.4 million was attributable to an increase in services revenues and $6.6 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional spa ships in service in 2000 compared to 1999, a full year of operations at our Florida schools and the commencement of operations at our other schools in April 2000. We had an average of 1,068 shipboard staff members in service in 2000 compared to an average of 938 shipboard staff members in service in 1999. Revenues per shipboard staff per day increased by 3.2% to $358 in 2000 from $347 in 1999.

Cost of Services. Cost of services increased $18.3 million from $59.0 million in 1999 to $77.3 million in 2000. Cost of services as a percentage of services revenues decreased to 75.6% in 2000 from 76.7% in 1999. This decrease was due to an increase in productivity of onboard staff during 2000, a decrease in the commissions allocable to services revenues on cruise ships covered by agreements which were renewed in 1999 and became effective during the first quarter of 2000, and the effect of the lower cost of services as a percentage of services revenues at our Florida schools (which were owned by us during only a portion of 1999) and our other schools (which were not owned by us during all of 1999).

Cost of Products. Cost of products increased $7.3 million from $36.8 million in 1999 to $44.1 million in 2000. Cost of products as a percentage of products revenue increased to 74.1% in 2000 from 69.7% in 1999. This increase was primarily due to increases in commissions allocable to products sales on cruise ships covered by agreements which were renewed in 1999 and became effective during the first quarter of 2000.

Operating Expenses. Operating expenses increased $4.8 million from $12.2 million in 1999 to $17.0 million in 2000. Operating expenses as a percentage of revenues increased to 10.5% in 2000 from 9.3% in 1999 as a result of the operating expenses and goodwill amortization at our Florida schools (which were owned by us during only a portion of 1999) and our other schools (which were not owned by us during 1999).

Provision for Income Taxes. The provision for income taxes decreased $52,000 from 1999 to 2000. The provision for income taxes decreased to an overall effective rate of 5.1% in 2000 from an overall effective rate of 5.8% in 1999 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

Quarterly Results and Seasonality

The following table sets forth selected statements of operations data on a quarterly basis for 2000 and 2001 and the percentage of revenues represented by the line items presented. Although certain cruise lines have experienced moderate seasonality, we believe that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on our results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on our revenues. However, due to our dependence on the cruise industry, Steiner Leisure's revenues may in the future be effected by seasonality. The quarterly selected statement of operations data set forth below were derived from the Unaudited Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

Fiscal Year 2000					Fiscal Year 2001
First Quarter		Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Statement of Operations Data:
Revenues	$38,223	$39,207	$42,532	$41,854	$41,024	$42,493	$58,094	$52,744
Gross profit	9,483	9,830	10,584	10,499	10,147	10,331	12,000	8,812
Administrative, salary and payroll taxes, goodwill amortization	4,012	4,214	4,363	4,417	4,462	4,487	7,470	6,960
Income from operations	5,471	5,616	6,221	6,082	5,685	5,844	4,530	1,852
Net income	5,574	5,654	6,281	6,237	5,901	6,013	3,615	1,361
Diluted earnings per share	$0.35	$0.36	$0.40	$0.40	$0.39	$0.40	$0.22	$0.08
As a Percentage of Revenues:
Gross profit	24.8%	25.1%	24.9%	25.1%	24.7%	24.3%	20.7%	16.7%
Administrative, salary and payroll taxes, goodwill amortization	10.5%	10.7%	10.3%	10.6%	10.9%	10.6%	12.9%	13.2%
Income from operations	14.3%	14.3%	14.6%	14.5%	13.9%	13.8%	7.8%	3.5%
Net income	14.6%	14.4%	14.8%	14.9%	14.4%	14.2%	6.2%	2.6%

Liquidity and Capital Resources

Cash flow from operating activities was $19.9 million in 2001, $24.0 million in 2000 and $23.3 million in 1999. Steiner Leisure had working capital (deficit) of approximately $(2.8) million at December 31, 2001, compared to working capital of $37.0 million at December 31, 2000.

In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $4.9 million from the operator of the Atlantis Resort and did not recognize any gain or loss. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer products and services at the Atlantis Spa.

In April 2000, Steiner Leisure acquired the assets of a total of two post-secondary massage therapy schools comprised of a total of 5 campuses located in Maryland, Pennsylvania and Virginia. The purchase price for these schools of approximately $4.1 million in cash was funded from our working capital.

On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. That luxury spa opened in November 2001. The term of the lease of the facilities is 15 years with a five-year renewal option if certain sales levels are achieved. The build-out of the luxury spa cost approximately $13.1 million. The build-out was funded from our working capital and a term loan. The operator of the Aladdin Resort and Casino has filed for protection under Chapter 11 of the Bankruptcy Code and continues to conduct its operations. The Company has taken steps in the bankruptcy court to protect its leasehold interest at the resort. We cannot assure you that the Company's proposed operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankruptcy filing.

In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities will be for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5 million. Total costs of $3.1 million have been incurred through December 31, 2001 related to this agreement.

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

In connection with the Mandara Spa acquisition, the Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equityholders have guaranteed certain income levels for an 18-month period. If the income levels are not achieved, then, amounts owned on the subordinated debt are reduced on a pro rata basis. We issued to the selling equityholders subordinated notes in the aggregate principal amount of $7,000,000, and which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia Limited (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa LLC (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Spa Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara-Asia Notes accrues, and is payable, quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to Steiner by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes are not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to Steiner, Steiner has not recorded any purchase price (goodwill) related to the Notes. When the contingency is resolved, the settlement amount of the Notes and related interest, if any, will be recorded as a component of purchase price.

In connection with our acquisition of Mandara Spas we incurred approximately $7.3 million from July 2001 through March 1, 2002 in connection with the completion of the build-out of certain luxury spa facilities to be operated under the Mandara name.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and other related entities, which assets, collectively, constituted eleven luxury day spas located at various locations within the United States, and the "Greenhouse" mark. In connection with that transaction, the Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million of common shares and 200,000 common share purchase options can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California. In connection with that transaction, the Company paid $5.5 million in cash and assumed $1.8 million of indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

The transactions were accounted for under the purchase method.

In order to finance these acquisitions, in July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility will be used for working capital needs. As of March 28, 2002, $34.8 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At March 28, 2002, the effective rates on the term loan and revolving facility were approximately 5.41% and 5.40%, respectively.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2001, the Company was either in compliance or had received waivers related to these covenants.

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

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $322,000 in accumulated other comprehensive losses as of December 31, 2001.

Through March 1, 2002, we purchased a total of 1,902,150 of our common shares in the open market for an aggregate purchase price of approximately $30.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our business. To the extent there is a significant slow down in travel or another terrorist attack cash generated from operations may not satisfy the cash required to operate our business. In that case we would need outside financing which may not be available on commercially acceptable terms or at all.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this prospectus and in the documents incorporated into this prospectus by reference, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding:

  our proposed activities pursuant to agreements with cruise lines or land-based operators;

  our future land-based activities;

  scheduled introductions of new ships by cruise lines;

  our ability to generate sufficient cash flow from operations;

  the extent of the taxability of our income;

  the affects of acquisitions and new projects;

  our market sensitive financial instruments; and

  our future financial results.

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include the following:

  our dependence on cruise line concession agreements of specified terms that are, in some cases, terminable by cruise lines with limited or no advance notice under certain circumstances;

  our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in countries with histories of economic and/or political instability;

  economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001;

  our dependence on a limited number of cruise companies;

  our obligation to make minimum payments to certain cruise lines and, possibly, to lessors of land-based spas that we may operate in the future, irrespective of the revenues received by us from customers;

  increase in payments accompanying renewals of, or new cruise line agreements and land-based spa agreements;

  our dependence on the continued viability of the cruise lines we serve and the resorts where we operate our land-based spas;

  delays in new ship introductions;

  our dependence for success on our ability to recruit and retain qualified personnel;

  our dependence on a single product manufacturer;

  changes in the taxation of our Bahamas subsidiaries and increased amounts of our income being subject to taxation;

  changing competitive conditions, including increased competition from providers of shipboard spa services;

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

  restrictions on us as a result of our credit facility; and

You should read carefully the risk factors included in this prospectus and in any document incorporated by reference into this prospectus. We assume no duty to update any forward-looking statements contained in this prospectus or in any document incorporated by reference into this prospectus.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information set forth, or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating Steiner Leisure and its business.

We Depend on Our Agreements with Cruise Lines and Resorts, if these Agreements Terminate, Our Business would be Harmed

Our revenues are generated principally on cruise ships. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship, as of March 1, 2002, of approximately three years. As of that date, cruise line agreements that expire within one year, covered 12 of the 104 ships served by us. These 12 ships accounted for approximately 6.2% of our 2001 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. These agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 1, 2002, an agreement for two ships provided for termination for any reason by the cruise line on six months' notice, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice and we are operating on two ships without a written agreement. These seven ships accounted for 5.4% of our revenues for 2001. Our cruise line agreements may, therefore, be terminated prior to their specified termination dates. Termination of significant cruise lines agreements, or a series of other cruise line agreements, either upon completion of its term or prior thereto, could have a material adverse effect on our business, results of operations and, financial condition. Some of our land-based agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards. In addition, negotiations with cruise lines or land-based spa lessors may result in agreements which may not be as beneficial to us as anticipated, or non-renewals of agreements.

We Depend on the Cruise Industry and their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. According to Cruise Lines Industry Association, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 2.2 million passengers in 1985 to approximately 6.9 million in 2001. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

The cruise industry is subject to significant risks that could effect our results of operations. Accidents and other incidents involving cruise ships, environmental violations by cruise lines, restricted access to cruise ships to environmentally sensitive regions and possible increases in fuel costs could materially adversely offset the cruise industry. In addition, industry analysts have expressed concern regarding potential over-capacity of ships operated by the cruise lines. Such over-capacity could adversely effect the cruise industry.

The cruise lines operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. Historically, such events have adversely effected demand for cruise vacations. Severe weather conditions, both at sea and at ports of embarkation, publicized operational difficulties or outbreaks of disease on cruise ships also could adversely effect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Terrorist attacks, such as those of September 11, may cause prospective travelers to cancel their plans, including plans for cruise vacations. In addition, any strikes or other disruptions of airline service, including of the type that followed the terrorist attacks of September 11, 2001, could adversely effect the ability of cruise passengers to reach their ports of embarkation.

Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing vacations. In addition, public demand for vacation activities is influenced by general economic conditions. A majority of cruise passengers we serve resides in North America. Periods of general economic recession, particularly in North America, could have a material adverse effect on the cruise industry and could also have a material adverse effect on our business, results of operations and financial condition.

The Aftermath of the September 11, 2001 Attacks May Adversely Impact Our Financial Results and Growth

Both the Company and the leisure industry in general have been adversely affected in the aftermath of the September 11 terrorist attacks on New York and Washington. Domestic and international leisure travel and resort occupancy, which already had been adversely affected by the recent economic downturn in the United States and internationally, have decreased further and are likely to remain depressed over the near term as potential travelers reduce or avoid discretionary air and other travel in light of the increased safety concerns and anticipated travel delays. The attacks also have decreased consumer confidence, and a resulting further decline in the U.S. and global economies could further reduce travel. At present, it is not possible to predict either the severity or duration of such declines, but weaker cruise industry and resort hotel performance could have a material adverse effect on our business, results of operations and financial condition.

We Depend on Certain Cruise Companies, and the Loss of One or Two Significant Cruise Line Customers Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise companies has decreased in the past few years. In the second half of 2000, Premier and Commodore Cruise Lines ceased to operate. In September 2001, Renaissance Cruise Line ceased its operations. Industry analysts believe that further consolidation of the cruise industry may occur. As a result of industry consolidation, a small number of cruise companies, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2001: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) - 26.7%; Royal Caribbean (including Celebrity) - 25.5% and P&O Princess (including Princess and P&O European Ferries) - 11.0%. Each of Royal Caribbean and Carnival is also seeking to acquire or merge with P&O Princess. These three companies also accounted for 74 of the 104 ships served by us as of March 1, 2002. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

Steiner Leisure is obligated to make minimum payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future cruise line or land-based spa agreements we enter into with resort owners or others. Accordingly, we could be obligated to pay more than the amount collected from customers or might not receive revenues sufficient to cover our costs. As of December 31, 2001, these payments are required by cruise line agreements covering a total of 35 ships served by us and three additional ships not yet in service. As of December 31, 2001 Steiner Leisure will have guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $24.4 million in 2002, $27.2 million in 2003, $29.4 million in 2004 and $26.3 million in 2005. These amounts could increase under new, or renewed agreements.

Some of the minimum annual payments are calculated based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. These payments could significantly increase the minimum payments above.

In general, Steiner Leisure has experienced increases in these payments, as a percentage of revenues, upon renewing, or entering into new agreements with cruise lines.

As of December 31, 2001 Steiner Leisure will have guaranteed total minimum payments to resorts of approximately: $2.1 million in 2002, $2.1 million in 2003, $2.1 million in 2004, $2.0 million in 2005, $1.8 million in 2006 and $9.7 million thereafter. These amounts could increase under new, or renewed agreements.

We Depend On the Continued Viability of the Ships and Resorts We Serve

Our revenues from shipboard customers and customers at land-based resorts we serve can only be generated if the ships and resorts in question continue to operate. In addition to the cessation of operations in 2000 and 2001 of Premier, Commodore and Renaissance Cruise Lines, the Aladdin Resort and Casino, where we began operating a luxury spa in December 2001, filed for protection under the federal bankruptcy laws. Renaissance Cruises accounted for approximately 2.7% of our revenues in 2001. The Aladdin Resort continues to operate and we have taken legal steps to protect our interest as the proposed operator of the spa at that resort. We cannot assure you, however, as to the continued viability of the Aladdin Resort and Casino (including our ability to protect our substantial investment in our build-out there) or of any of the other cruise lines or resorts that we serve. To the extent that cruise lines or resorts that we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially, adversely affected.

Delays in New Ship Introductions Could Harm Us

Our growth depends, in part, on our serving new cruise ships brought into service. A number of cruise lines we serve have experienced in the past, and continue to experience, delays in bringing new ships into service. Such delays, if they occur with respect to ships in any year, could have a material, adverse affect on our business, results of operations and financial condition.

We Depend on Our Key Officers and Qualified Shipboard Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, and Glenn J. Fusfield, Chief Operating Officer. In addition, as a result of our limited experience with land-based spa operations, the success of our resort spas and day spas depends to a significant extent on the senior officers who run those operations. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. Steiner Leisure has employment agreements with Mr. Warshaw, Mr. Fluxman and Mr. Fusfield and has taken out key person life insurance policies on Mr. Warshaw and Mr. Fluxman, but not yet for Mr. Fusfield. We also have employment agreements with the senior officers of our land-based spa operations. Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our shipboard and land-based facilities. Shipboard employees are employed under agreements with terms generally of eight months. Employees at our land-based spas generally are employed without contracts, on an at-will basis. Other providers of shipboard spa services have been competing with us for shipboard personnel. We also compete with spas and other employers for land-based personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite skills necessary for our business. If we are unable to attract a sufficient number of qualified applicants, our business, results of operations and financial condition could be materially, adversely affected.

We Depend on a Single Product Manufacturer

Almost all of the ingredients and other materials for our "Elemis®" and "La Therapie®" beauty products are produced by a single manufacturer, pursuant to an agreement that terminates in December 2003. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

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
  Greenhouse Day Spa Group, Inc., a Florida corporation that operates our Greenhouse Day Spa operations;
  Steiner Spa Limited, a Bahamas company that owns our majority interest in Mandara Spas LLC, a Delaware limited liability company that operates Mandara resort spas in the United States, the Pacific and the Caribbean;
  Steiner Spa Asia Limited, a Bahamas company that owns our majority interest in Mandara Spa Asia Limited, a British Virgin Islands company that operates Mandara resort spas in Asia.
  Steiner Day Spas, Inc., a California corporation that operates our C-Spa day spa operations;
  Steiner Beauty Products, Inc., a Florida corporation that retails and distributes beauty and hair care products;

  Steiner Spa Resorts (Nevada), Inc., a Florida corporation that operates our spa at the Aladdin Resort in Las Vegas, Nevada;
  Steiner Spa Resorts (Connecticut), Inc., a Florida corporation involved in the build-out (and expected to be involved in the operations) of our spa at the Mohegan Resort in Uncasville, Connecticut;
  Cosmetics Limited, a Bahamas company that owns the rights to, and distributes our "Elemis" and "La Therapie" products;
  FCNH, Inc., a Florida corporation through which we operate our massage therapy Florida schools;
  Mid-Atlantic Massage Therapy, Inc., a Florida corporation through which we operate our massage therapy schools in Maryland and Pennsylvania; and
  Virginia Massage Therapy Inc., a Florida corporation through which we operate our massage therapy school in Virginia.

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

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas tax. As discussed above, a foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States. We believe that Steiner Transocean's income will be foreign-source income, none of which will be effectively connected to a business it conducts in the United States. This belief is based on the following factors:

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

The Risks to Us

However, a portion of Steiner Transocean's income could be subject to United States federal income tax:

  to the extent the first two activities described above were considered by the United States Internal Revenue Service to occur in the United States, its possessions or territorial waters;
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

Our United Kingdom subsidiaries provide goods and services to Steiner Transocean and Cosmetics Limited. The United Kingdom Inland Revenue authorities may assert that these transactions do not contain arms' length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase our U.K. tax liability. This reallocation also could result in the imposition of interest and penalties.

In January 2001, the IRS proposed regulations that, if adopted, could possibly subject a portion of our shipboard income to U.S. federal income tax.

In 2001, Steiner Leisure paid tax at an aggregate rate of 4.3% on its income. Our recent acquisitions of the Greenhouse, Mandara and C-Spa land-based spas, as well as our proposed operations at the Aladdin Resort and Casino and the Mohegan Sun Resort will, in total, significantly increase the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to taxation. In addition, such amount of income subject to tax will increase to the extent we increase the size land-based income relative to our shipboard income. We cannot assure you that the tax laws that we have relied on to minimize our income taxes will remain unchanged in the future.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and spending. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. A few cruise lines currently perform the shipboard services performed by us with their own personnel, and one or more additional cruise lines could elect to perform these services themselves. In addition, there are several other entities offering services in the cruise industry similar to these provided by us.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities, often without additional charge to guests, similar to those offered on cruise ships. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives that compete for consumer spending. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our customers. In addition, Steiner Leisure is very new to the land-based spa industry and, although we have acquired land-based operations that we believe offer good name recognition and reputation our spas compete with spas and beauty salons owned or operated by companies that have been offering land-based spa services longer than we have and which may enjoy greater name recognition, with consumers and prospective consumers of land-based spas operated by us.

The post-secondary education market is highly competitive. Our massage therapy schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours.

Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition than our products, including large entities with greater resources than ours.

Our Land-Based Operations Face Additional Risks

We Have Limited Experience in Land-based Spas

As a result of our acquisitions of Greenhouse, Mandara and C-Spa land-based spas in July 2001, a growing portion of our business is now represented by land-based operations. While we have had limited experience in the operation of land-based spas, our primary experience has been with shipboard spa services and products. Accordingly, there is a risk that we will not be able to duplicate any success we have had with shipboard customers as with land-based customers. In order to successfully conduct company-operated land-based businesses, we will be dependent on our ability to hire and retain the services of qualified personnel. We cannot assure you that a sufficient number of highly qualified personnel will be available to us.

In July 2001, we made a series of acquisitions which resulted in our being the operators of the Greenhouse, Mandara and C-Spa land-based spas. In 1999 and 2000 we acquired three massage therapy schools, with nine campuses located both in Florida and several mid-Atlantic states. In the future, we may decide to grow our business through other acquisitions that we deem appropriate. Prior to the acquisitions described above, our business almost entirely consisted of providing spa services on cruise ships. We cannot assure you that, in the long-term or otherwise, we will be able to effectively or efficiently integrate the businesses we have acquired over the last couple of years or any businesses that we may acquire in the future. If we are unable to successfully integrate new businesses, our business and financial results could be materially, adversely affected.

Risks of Non-U.S. Operations

A total of 25 of our non-United States resort spa operations are located in Indonesia, Thailand and Malaysia, countries that have experienced in the past, and may experience in the future, political and/or economic unrest. In addition, countries where we currently, or may in the future operate spas may experience adverse developments in the political and economic environment, varying governmental regulations and foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations and could materially, adversely affect the financial performance of these operations. Any of these factors could have a material adverse affect on our business, results of operations and financial condition.

Our Resort Spas Depend on the Resort Hotel Industry

We operate luxury spas at 50 resorts located in 11 countries. Similar to our dependence on the cruise industry with respect to our shipboard services and products, we are dependent on the resort hotel industry for the success of our resort spas. The hotel resort industry is subject to risks that are, in many ways, similar to that of the cruise industry and include the following risks:

  changes in the national, regional and local economic climate (including major national or international events such as the terrorist attacks of September 11, 2001), local conditions, including an oversupply of hotel properties or a reduction in demand for hotel rooms;
  the attractiveness of the hotels to consumers and competition from comparable hotels;
  the philosophy and performance of the employees at the resorts we serve;
  changes in room rates at the resorts we serve; and
  the maintenance of the resorts we serve and changes in popular travel patterns.

To the extent that there are adverse changes in the foregoing conditions, this could adversely affect the financial performance of our resort spa operations.

Risks Relating to our Schools

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy, skin care and related areas. In April 2000, we acquired a total of two massage therapy schools (comprised of five campuses) in Maryland, Virginia and Pennsylvania. We had no prior experience in operations of this type and we cannot assure you that these businesses will perform as we anticipate. If we are unable to successfully operate these schools, or any other non-spa-related operations that we may acquire in the future, our business, results of operations and financial condition could be materially, adversely affected.

As of March 31, 2001, Neal Heller, President of our subsidiary that operates our massage therapy schools, and Elizabeth Heller, a former Vice President of another schools' subsidiary, decided to pursue other interests and are no longer employed by us. While we have new management in place at our schools, we cannot assure you that the loss of these two officers will not adversely affect our massage therapy schools' operations or financial condition.

Risks Relating to Build-out of Land-based Spas

In connection with our agreements relating to our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino and the Hilton Hawaiian Village Resort, as well as our proposed spa at the Mohegan Sun Resort, which we expect to operate commencing in May 2002, we have been required to build-out the spa facilities we are to operate at our own expense. We anticipate that in connection with any other new land-based resort spas that we may seek to operate in the future, we may decide to build-out the spa's facilities at our own expense. To date, the cost to build-out these large facilities has ranged from $3.0 million to $14.0 million. Any land-based spas we operate in the future could require expenditures of that amount. Such build-outs involve risks to us, including as follows:

  The commencement of the build-outs generally cannot begin until the venue owner has completed its own construction site around the premises of the proposed spa. We have no control over that process and that process, as well as weather-related postponements and other factors affecting construction projects generally, could delay our spa's opening date, a date upon which our financial model for the spa may be tied.

  If the resort owner files for bankruptcy or otherwise has financial problems prior to opening of the spa, the spa may never commence operations and funds, possibly substantial funds, that we may have expended on the build-out to that point may be lost if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. The operator of the Aladdin Resort and Casino, where we lease facilities and operate a luxury spa, has filed for protection under Chapter 11 of the Bankruptcy Code and continues to conduct its operations. We built out this luxury spa facility at a cost of approximately $13.1 million. We can not assure you that the Company's proposed operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankruptcy filing.

Government Regulation Could Adversely Effect Us

Cruise Industry

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

Products

Steiner Leisure's advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union, designed to protect consumers or the environment could materially adversely affect, or increase the cost of advertising, manufacturing and packaging of our products.

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

Schools

Our massage therapy schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirements of the HEA and the regulations promulgated thereunder by the DOE. Our schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of Steiner Leisure or any of its schools to participate in such programs.

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

The financial aid and assistance programs, in which most of our schools' students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Administration of these programs is periodically reviewed by various regulatory agencies. The failure by our schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on the Steiner Leisure's revenues and cash flows because the Schools' student enrollment would likely decline as a result of its students' inability to finance their education without the availability of Title IV Program funds.

Product Liability and Other Potential Claims Could Adversely Effect Us

The nature and use of Steiner Leisure's products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services or suffered adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially, adversely affected.

In addition, even if we are not at fault, mere claims that our products or services caused injury to customers, whether or not we incur liability as a result of such claims, could hurt us if such claims become publicized. Such publicized claims could cause existing and prospective customers of our products and services to not use our products or services.

Our Credit Facility Financings Could Restrict Our Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. That agreement contains certain affirmative, negative and financial covenants, that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders.

Additionally, our ability to comply with these covenants can be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the senior credit facility. Upon the occurrence of such a breach the outstanding principal, together with all accrued interest under our senior credit facility will at the option of our senior lenders become immediately due and payable. If we were unable to repay amounts that become due under the senior credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under the senior credit facility. If the indebtedness under the senior credit facility were to be accelerated, our assets may not be sufficient to repay in full the indebtedness.

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

We Will Need To Seek Additional Financing To Fund Our Business Plan

Our business strategy contemplates substantial capital expenditures for the build-out of land-based spas which we have committed to build-out through 2002. We expect to fund all of these planned capital expenditures from cash flow from operations and from the revolving credit portion of our credit facility. We may draw up to $10.0 million under the revolving credit portion of our credit facility. At March 28, 2002, the outstanding principal balance of the revolving credit portion of our credit facility was $9.8 million. Accordingly, in the event we exceed our currently anticipated cash capital expenditures or our cash flow is less than anticipated, we would need to seek additional equity or debt financing to fund our business plan. Additional financing, including a new senior credit facility, may not be available on commercially acceptable terms or at all.

We Face Risks by not Owning 100% of the Mandara Companies

We only own 60% of the company that owns and operates our Mandara Spas in Asia, and 80% of the Company that owns and operates our other Mandara Spas. The remaining equity interests of each of those companies is owned by Shiseido Co., Ltd., either directly or through a wholly-owned subsidiary. Shiseido is a Japanese company and a leading manufacturer of cosmetics and personal care products. To the extent funding is required for the operations or expansion of our Mandara Spas, under the applicable agreements, Steiner Leisure and Shiseido can fund those operations or expansion on a pro rata basis, based on their respective ownership interests in the Mandara companies. The need for such funding is determined by the respective boards of the Mandara companies. We currently control the boards of those entities based on our 60% and 80% ownership interests. To the extent we, or Shiseido, decline to contribute money to fund operations or expansion, then, the other party can contribute the needed funds and increase its ownership interest in that Mandara company, while the non-contributing party's ownership interest is reduced accordingly. To the extent Shiseido is unable or unwilling to contribute funds when deemed appropriate by the board of one of the Mandara companies, then, in order to provide all of the needed funds for operations or expansion, we would be required to contribute funds in excess of the amount that we would contribute based on our ownership percentage. We cannot assure you that we would be able to fund such additional amounts at any time or times when such amounts would be needed. On the other hand, to the extent we are unable or unwilling to contribute an amount needed for operations or expansion of a Mandara company to the full extent of our ownership interest in that company, Shiseido would be entitled to make that additional contribution and increase its ownership percentage of that Mandara company. To the extent that Shiseido's ownership interest goes above 50% as a result of any such contributions, we would then lose control of that Mandara company.

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

Our Stock Price Has Fluctuated and Could Fluctuate Significantly

Since our common shares have commenced being publicly traded, the market price of our shares has fluctuated over a wide range and may continue to do so in the future. The market price of our common shares could be subject to significant fluctuations in response to various factors and events, including, among other things:

  the depth and liquidity of the trading market for our common shares;

  quarterly variations in our actual or anticipated operating results;

  changes in estimates of our earnings by analysts;

  market conditions in the travel, leisure and cruise industries;

  announcements or activities by our competitors; and

  general economic or market conditions.

The stock market has from time to time experienced significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies including as a result of significant national events such as the terrorist attacks of September 11, 2001 and their aftermath. Furthermore, our operating results and prospects form time to time may be below the expectations of public market analysts and investors. Any such event could result in a material decline in the price of our common shares.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. The Company's objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments, assuming our actual level of indebtedness:

	2002	2003	2004	2005	2006	Thereafter
	(in thousands)
Long -term debt:
Term loan $45 million, variable rate (6.09% at December 31, 2001)	$13,500	$17,000	$7,159
Revolving loan, variable rate (5.50% at December 31, 2001)			$3,500
Fixed rate note payable (9%)				$4,100

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

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $322,000 in accumulated other comprehensive losses as December 31, 2001.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Arthur Andersen LLP dated February 27, 2002, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Steiner Leisure and compliance with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, under the captions "Proposal 1 - Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the definitive proxy statement of Steiner Leisure to be filed no later than April 30, 2002 (the "Proxy Statement") is incorporated by reference herein. Information with respect to executive officers may be found under the caption "Executive Officers of the Registrant" herein.

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
Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2000 and 2001
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended   December 31, 1999, 2000 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001
Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)         Exhibit Listing

See list of the exhibits at 14(c), below.
    Reports on form 8-K

None

    The following is a list of all exhibits filed as a part of this report:
Exhibit Number	Description
2.1	Plan of Complete Liquidation and Dissolution of Coiffeur Transocean (Overseas), Inc.1
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited.2
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited.3
4.1	Specimen of common share certificate.4
10.1	Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw.5+
10.1(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 1997.6+
10.1(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of April 20, 1998.7+
10.2	Employment Agreement dated as of December 22, 2000 between Steiner Leisure Limited and Leonard I. Fluxman.8+
10.3	Employment Agreement dated as of October 21, l996 between Steiner Leisure Limited and Michele Steiner Warshaw.5+
10.3(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of March 25, 1997.6+
10.3(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of April 20, 1998.7+
10.4	Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis.5+
10.4(a)	Amendment No. 1 to Employment Agreement between Steiner Transocean Limited and Amanda Jane Frances dated as of March 25, 1997.6+
10.4(b)	Second Amendment to Employment Agreement between Steiner Transocean Limited and Amanda Jane Francis dated as of April 20, 1998.3+
10.5	Service Agreement dated as of September 18, 1996 between Elemis Limited and Sean C. Harrington.4+
10.5(a)	Amendment No. 1 to Service Agreement between Elemis Limited and Sean C. Harrington dated as of March 25, 1997.6+
10.5(b)	Second Amendment to Service Agreement between Elemis Limited and Sean C. Harrington dated as of July 8, 1998.7+
10.6	Amended and Restated 1996 Share Option and Incentive Plan.9+
10.7	Amended and Restated Non-Employee Directors' Share Option Plan.10
10.8	Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner.4
10.9	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner.4
10.10	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw.4

10.11	Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.1
10.11(a)	Amendment to Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.1
10.12

Capital Contribution Agreement dated October 31, 1996 among Squire Trading Company Limited, Steiner Leisure Limited, Steiner Transocean Limited, Cosmetics Limited, STGR Limited and Nicolas D. Steiner.1

10.13	Deferred Compensation Agreement dated as of December 31, 1996 between Steiner Leisure Limited and Leonard I. Fluxman.6+
10.14	Split Dollar Insurance Agreement dated as of March 25, 1997 between Steiner Leisure Limited and Leonard I. Fluxman.6+
10.15	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options.11*+
10.16	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options.11**+
10.17	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options.11*+
10.18	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan.12***+
10.19

Asset purchase Agreement, dated August 3, 1999 among FCNH, Inc., Steiner Leisure Limited, Florida College of Natural Health, Inc. Neal R. Heller, Elizabeth S. Heller, Daniel Stubbs, II, Arthur Keiser and Belinda Keiser.2

10.20	Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller.13+
10.21

Membership Interest Purchase Agreement, dated June 27, 2001, by and among Steiner Leisure Limited, Steiner Spa Limited, SP Spas LLC and Red Sail Spas, L.L.C. The Exhibits and Disclosure Schedules have been omitted for purposes of this filing.14

10.22

Share Purchase Agreement, dated June 27, 2001, by and among Steiner Leisure Limited, Steiner Spa Asia Limited, Sierra Pacific Investments LLC, Pacific Century Capital Limited, Franky Tjahyadikarta, Okie R. Lukita and Jeffrey Matthews. The Exhibits and Disclosure Schedules have been omitted for purposes of this filing.14

10.23

Asset Purchase Agreement, dated April 30, 2001, by and among Greenhouse Day Spa Group, Inc., Birmingham Day Spa, LLC , 57th Street Day Spa, LLC, GH Day Spas, Inc., GH Day Spa Second Street, LLC, TGH, LLC, The Greenhouse Spa, Inc., The Stuart Michael Katzoff Trust u/d/t dated October 9, 1990, Gerald Katzoff, Lydia Katzoff and Stuart Katzoff. The Exhibits and Disclosure Schedules have been omitted for purposes of this filing.15

10.24

Amendment No. 1, dated June 1, 2001, to the Asset Purchase Agreement, dated April 30, 2001, by and among Greenhouse Day Spa Group, Inc., Birmingham Day Spa, LLC, 57th Street Day Spa, LLC, GH Day Spas, Inc., GH Day Spa Second Street, LLC, TGH, LLC, The Greenhouse Spa, Inc., The Stuart Michael Katzoff Trust u/d/t dated October 9, 1990, Gerald Katzoff, Lydia Katzoff and Stuart Katzoff. The Exhibits and Disclosure Schedules have been omitted for purposes of this filing.15

10.25

Credit Agreement, dated July 2, 2001, by and among Steiner Leisure Limited, the Institutions from time to time parties thereto as Lenders, ABN Amro Bank N.V., Suntrust Bank and BankUnited, FSB. The Exhibits and Disclosure Schedules have been omitted for purposes of this filing.16

10.26

First Amendment, Waiver and Consent to Credit Agreement, dated March 8, 2002, by and among Steiner Leisure Limited, the International Bank of Miami, N.A., HSBC Bank USA, ABN Amro Bank N.V., Suntrust Bank and BankUnited, FSB.16

21	List of subsidiaries of Steiner Leisure Limited.1
23.1	Consent of Independent Certified Public Accountants.16
23.2	Consent of Harry B. Sands, Lobosky and Company.16
99.1	Letter regarding representations from Arthur Andersen LLP.16

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

8Previously filed with annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

9Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2000.

11Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

12Previously filed with annual report on Form 10-K for the year ended December 31, 1997.

13Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

14Previously filed with current report on Form 8-K, filed July 18, 2001 and incorporated herein by reference.

15Previously filed with current report on Form 8-K, filed July 27, 2001 and incorporated herein by reference.

16Filed herewith.

*Executed by United States-based officers of the Company in connection with grants and options under the indicated plan.

**Executed by Non-United States-based officers of the Company in connection with grants of options under the indicated plan.

***Executed in connection with annual grants of options by non-employee directors under the indicated plan.

+Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E.WARSHAW Clive E. Warshaw	Chairman of the Board	March 29, 2002
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2002
/s/ GLENN J. FUSFIELD Glenn J. Fusfield	Senior Vice President and Chief Operating Officer	March 29, 2002

/s/ CARL S. ST. PHILIP, JR Carl S. St. Philip, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 29, 2002
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	March 29, 2002
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	March 29, 2002
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 29, 2002

STEINER LEISURE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Steiner Leisure Limited:

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited (a Bahamas international business company) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner Leisure Limited and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 27, 2002.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,020,000	$10,242,000
Marketable securities	5,161,000	515,000
Accounts receivable, net	7,147,000	8,044,000
Accounts receivable - students, net	5,155,000	6,161,000
Inventories	10,053,000	15,528,000
Other current assets	2,000,000	5,604,000
Total current assets	60,536,000	46,094,000
PROPERTY AND EQUIPMENT, net	11,843,000	58,145,000
GOODWILL, net	13,983,000	68,556,000
OTHER ASSETS:
Intangible assets, net	916,000	8,815,000
Deferred financing costs, net	--	1,551,000
Other	949,000	2,268,000
Total other assets	1,865,000	12,634,000
Total assets	$88,227,000	$185,429,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,846,000	$8,160,000
Accrued expenses	12,350,000	13,655,000
Current portion of long-term debt	--	14,488,000
Current portion of capital lease obligations	--	275,000
Current portion of deferred tuition revenue	6,194,000	6,327,000
Gift certificate liability	--	4,508,000
Income taxes payable	1,173,000	1,513,000
Total current liabilities	23,563,000	48,926,000
LONG-TERM DEBT, net of current portion	--	32,314,000
CAPITAL LEASE OBLIGATIONS, net of current portion	--	583,000
LONG-TERM DEFERRED TUITION REVENUE	81,000	97,000
MINORITY INTEREST	21,000	3,863,000
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
16,628,000 shares issued in 2000 and 17,631,000 shares issued
in 2001	166,000	176,000
Additional paid-in capital	13,431,000	32,105,000
Accumulated other comprehensive loss	(484,000)	(974,000)
Retained earnings	80,820,000	97,710,000
Treasury shares, at cost, 1,866,000 shares in 2000 and 2001	(29,371,000)	(29,371,000)
Total shareholders' equity	64,562,000	99,646,000
Total liabilities and shareholders' equity	$88,227,000	$185,429,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
REVENUES:
Services	$76,958,000	$102,334,000	$129,263,000
Products	52,825,000	59,482,000	65,092,000
Total revenues	129,783,000	161,816,000	194,355,000
COST OF REVENUES:
Cost of services	59,037,000	77,349,000	104,220,000
Cost of products	36,824,000	44,071,000	48,845,000
Total cost of revenues	95,861,000	121,420,000	153,065,000
Gross profit	33,922,000	40,396,000	41,290,000
OPERATING EXPENSES:
Administrative	5,946,000	8,365,000	10,415,000
Salary and payroll taxes	6,025,000	7,990,000	12,223,000
Amortization of goodwill	192,000	651,000	741,000
Total operating expenses	12,163,000	17,006,000	23,379,000
Income from operations	21,759,000	23,390,000	17,911,000
OTHER INCOME (EXPENSE):
Interest income	1,659,000	1,667,000	1,188,000
Loss on sale of marketable securities	(195,000)	--	--
Interest expense	(7,000)	(2,000)	(1,744,000)
Other	--	--	56,000
Total other income (expense)	1,457,000	1,665,000	(500,000)
Income before provision for income taxes,
minority interest and equity investment	23,216,000	25,055,000	17,411,000
PROVISION FOR INCOME TAXES	1,341,000	1,289,000	743,000
Income before minority interest and equity investment	21,875,000	23,766,000	16,668,000
MINORITY INTEREST	18,000	(20,000)	118,000
INCOME IN EQUITY INVESTMENT	--	--	104,000
Net income	$21,893,000	$23,746,000	$16,890,000
EARNINGS PER COMMON SHARE:
Basic	$1.35	$1.55	$1.11
Diluted	$1.31	$1.50	$1.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1999, 2000 and 2001

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 1998	16,603,000	$166,000	$12,790,000	$440,000	$35,181,000	$(4,886,000)	$43,691,000
Net income	-	-	-	-	21,893,000	-	21,893,000
Foreign currency translation adjustment	-	-	-	(133,000)	-	-	(133,000)
Unrealized (loss) on marketable securities	-	-	-	(372,000)	-	-	(372,000)
Comprehensive income	-	-	-	-	-	-	21,388,000
Issuance of common shares in connection
with exercise of share options	13,000	-	106,000	-	-	-	106,000
Issuance of common shares in connection
with acquisition	-	-	442,000	-	-	558,000	1,000,000
Purchases of treasury shares	-	-	-	-	-	(12,188,000)	(12,188,000)
BALANCE, December 31, 1999	16,616,000	166,000	13,338,000	(65,000)	57,074,000	(16,516,000)	53,997,000
Net income	-	-	-	-	23,746,000	-	23,746,000
Foreign currency translation adjustment	-	-	-	(476,000)	-	-	(476,000)
Unrealized gain on marketable securities	-	-	-	57,000	-	-	57,000
Comprehensive income	-	-	-	-	-	-	23,327,000
Issuance of common shares in connection
with exercise of share options	12,000	-	93,000	-	-	-	93,000
Purchases of treasury shares	-	-	-	-	-	(12,855,000)	(12,855,000)
BALANCE, December 31, 2000	16,628,000	166,000	13,431,000	(484,000)	80,820,000	(29,371,000)	64,562,000
Net income	-	-	-	-	16,890,000	-	16,890,000
Foreign currency translation adjustment	-	-	-	(184,000)	-	-	(184,000)
Unrealized (loss) on interest rate swap	-	-	-	(322,000)	-	-	(322,000)
Unrealized gain on marketable securities	-	-	-	16,000	-	-	16,000
Comprehensive income	-	-	-	-	-	-	16,400,000
Issuance of common shares in connection
with exercise of share options	334,000	3,000	3,824,000	-	-	-	3,827,000
Issuance of common shares in connection
with acquisitions	669,000	7,000	14,850,000	-	-	-	14,857,000
BALANCE, December 31, 2001	17,631,000	$176,000	$32,105,000	$(974,000)	$97,710,000	$(29,371,000)	$99,646,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES: ACTIVITIES:
Net income	$21,893,000	$23,746,000	$16,890,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,748,000	2,381,000	5,148,000
Loss on sale of marketable securities	195,000	-	-
Minority interest	(18,000)	20,000	(118,000)
Income in equity investment	-	-	(104,000)
(Increase) decrease in:
Accounts receivable	(2,348,000)	(543,000)	724,000
Inventories	775,000	(2,698,000)	(4,557,000)
Other current assets	(151,000)	144,000	(1,256,000)
Other assets	(1,524,000)	(1,218,000)	(2,018,000)
Increase (decrease) in:
Accounts payable	(390,000)	1,275,000	2,327,000
Accrued expenses	2,284,000	99,000	1,923,000
Income taxes payable	169,000	204,000	(99,000)
Deferred tuition revenue	(335,000)	567,000	(210,000)
Gift certificate liability	-	-	1,294,000
Net cash provided by operating activities	23,298,000	23,977,000	19,944,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,325,000)	(2,635,000)	-
Proceeds from maturities of marketable securities	4,834,000	2,785,000	3,909,000
Proceeds from the sale of marketable securities	16,839,000	995,000	753,000
Capital expenditures	(3,647,000)	(3,376,000)	(24,702,000)
Acquisitions, net of cash acquired	(7,866,000)	(4,829,000)	(65,049,000)
Proceeds from sale of fixed assets	-	-	4,970,000
Net cash (used in) provided by investing activities	2,835,000	(7,060,000)	(80,119,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	December 31,
	1999	2000	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	$-	$-	$48,500,000
Payments on capital lease obligations	(19,000)	(2,000)	(61,000)
Payments on long-term debt	(109,000)	-	(7,380,000)
Purchases of treasury shares	(12,188,000)	(9,630,000)	(3,225,000)
Debt issuance costs	-	-	(1,862,000)
Proceeds from share option exercises	106,000	93,000	3,827,000
Net cash (used in) provided by financing activities	(12,210,000)	(9,539,000)	39,799,000
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(88,000)	(251,000)	(402,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	13,835,000	7,127,000	(20,778,000)
CASH AND CASH EQUIVALENTS,
Beginning of year	10,058,000	23,893,000	31,020,000
CASH AND CASH EQUIVALENTS,
End of year	$23,893,000	$31,020,000	$10,242,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,000	$2,000	$1,643,000

Income taxes	$1,212,000	$1,059,000	$1,569,000

The Company acquired the assets and assumed certain liabilities of certain businesses as follows:

Fair value of assets acquired, net of cash acquired	$12,055,000	$8,846,000	$99,221,000
Total liabilities assumed	(3,189,000)	(4,017,000)	(19,315,000)
Amounts paid through the issuance of stock	(1,000,000)	-	(14,857,000)
Net cash paid	$7,866,000	$4,829,000	$65,049,000

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

       In February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the spa, the Company paid the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. In December 2000, Sun International Bahamas Limited ("Sun International"), the operator of the Atlantis Resort, exercised its option to buy out the remaining term of the Company's lease. Effective January 31, 2001, the Company no longer offered its services and products at the Atlantis Spa. The Company received $4.9 million from Sun International as consideration for the leasehold improvements made by the Company and did not recognize any gain or loss in connection with the buy-out. Commencing in July 2001, with the acquisition of a 60% interest in Mandara Spa LLC, the Company again began to offer services and products at the Atlantis Spa.

       On August 24, 1999, the Company acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, the Company currently operates through a wholly owned subsidiary, a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, the Company operates through two wholly owned subsidiaries, two post-secondary massage therapy schools (comprised of five campuses) in Maryland, Pennsylvania and Virginia ( the "Additional Schools").

       In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities will be for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5 million. Total costs of $3.1 million have been incurred through December 31, 2001 related to this agreement.

       On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Mandara Spa operates spas in more than 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silverseas Cruises, Norwegian Cruise Line and Orient Lines.

       On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and related entities, which assets, collectively, constitute 11 luxury day spas located at various locations within the United States, and own the "Greenhouse" mark. Additionally, on July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation -

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportional share of the net assets of Mandara Spa and EBSC.

       The Company has a 29% ownership interest in an entity in Thailand that operates healthcare service centers which is accounted for using the equity method. The financial position and results of operations of this entity were insignificant in 2001.

(b)       Cash and Cash Equivalents -

       The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000 and 2001, cash and cash equivalents include interest-bearing deposits of $17,694,000 and $3,516,000, respectively.

(c)       Marketable Securities -

       Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the Companies marketable securities are classified as "available for sale" and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

(d)       Inventories -

       Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2000	2001
Finished goods	$8,538,000	$12,514,000
Raw materials	1,515,000	3,014,000
	$10,053,000	$15,528,000

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

       The Company recognizes revenues earned as services are provided and as products are sold or shipped. Gift certificate sales are deferred and recognized as revenue when utilized by customers.

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

(g)       Intangible Assets -

       Intangible assets includes the cost of customer lists, covenants not to compete, location/leases, unpatented technologies, tradenames, licenses and logos related to the acquisitions of Mandara Spa, Greenhouse and DK Partners, Inc. (See Note 4). Such costs are amortized over their estimated useful lives which range from 5 to 20 years. Amortization expense and accumulated amortization related to these intangibles totaled $0 and $344,000 in 2000 and 2001, respectively.

       Intangible assets also includes the cost of trademark registrations and product formulations in connection with the Company's investment in Elemis Limited, and the intellectual property represented by rights acquired by the Company in connection with its investment in the BSC Rights. Costs relating to such trademark registrations and product formulations are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). Amortization expense related to the trademark registration and product formulation was approximately $56,000, $58,000 and $58,000 in 1999, 2000 and 2001, respectively. Accumulated amortization was $189,000 and $247,000 in 2000 and 2001, respectively.

       Amortization of the license rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC. The amortization expense related to license rights was approximately $28,000, $30,000 and $31,000 in 1999, 2000 and 2001, respectively. Accumulated amortization was approximately $75,000 and $106,000 in 2000 and 2001, respectively.

(h)       Goodwill -

       Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill arising prior to July 1, 2001 is amortized on a straight-line basis over its estimated useful life of 20 years. The Company continually evaluates intangible assets and other long-lived assets for impairment whenever circumstances indicate that carrying amounts may not be recoverable. When factors indicate that the assets acquired in a business purchase combination and the related goodwill may be impaired, the Company recognizes an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. Accumulated amortization related to goodwill was approximately $800,000 and $1,541,000 in 2000 and 2001, respectively.

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, is not expected to have a significant impact. All intangible assets acquired and assigned value in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141, and therefore will continue to be amortized over their estimated useful lives.

       In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002 and has not yet determined the impact of the adoption on its consolidated financial statements, which may be material. In accordance with SFAS 142, beginning in the third quarter of 2002 the Company will assess whether the goodwill related to its July 2001 acquisitions have been impaired. Management is currently assessing the impact of adoption on goodwill arising from its post-secondary schools acquisitions.

(i)       Income Taxes -

       The Company files a consolidated tax return for its U.S. subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS No. 109, "Accounting for Income Taxes". SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. For any partnership interest the Company records their allocable share of income, gains, losses, deductions and credits of the partnership.

(j)       Translation of Foreign Currencies -

       Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of the Company's income is generated outside of the United States. The transaction gains reflected in administrative expenses were approximately $211,000, $20,000 and $247,000 in 1999, 2000 and 2001, respectively.

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

	1999	2000	2001
Weighted average shares outstanding used in
calculating basic earnings per share	16,215,000	15,337,000	15,229,000
Dilutive common share equivalents	505,000	465,000	634,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,720,000	15,802,000	15,863,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
Their impact is anti-dilutive	431,000	883,000	1,347,000

(l)       Use of Estimates -

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assessment of the realization of accounts receivables, inventories and long-lived assets and the useful lives of intangible assets and property and equipment.

(m)       Fair Value of Financial Instruments -

       SFAS 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. Marketable securities are valued at quoted market prices. The fair values of the term and revolving loans are determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are repriced frequently. The fair value of fixed rate debt is estimated by discounting estimated future cash flows through the projected maturity using market discount rates that reflect the approximate credit risk, operating cost and interest rate risk potentially inherent in fixed rate debt. Using such methodology, at December 31, 2001, the fair value of the Company's fixed rate long-term debt carried at $4.1 million approximated $3.9 million.

(n)       Concentrations of Credit Risk -

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers comprise the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. A roll-forward of the allowance for doubtful accounts is as follows:

	2000	2001
Balance at beginning of year	$624,000	$858,000
Provision	346,000	509,000
Write-offs	(112,000)	(154,000)
Balance at end of year	$858,000	$1,213,000

(o)       Stock-Based Compensation -

       The Company follows the provisions of SFAS 123, "Accounting for Stock-Based Compensation" in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of SFAS Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for transactions with employees, as permitted by SFAS 123.

(p)       Recently Issued Accounting Pronouncements -

       On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. There was no impact upon adoption because as of January 1, 2001, the Company had no derivative instruments.

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

(q)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining the term loan and revolving facility and consist primarily of loan origination and other direct costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in the accompanying consolidated statements of operations and amounted to $310,000 in 2001.

(r)        Reclassification -

       Certain prior year amounts have been reclassified to conform to the current period presentation.

(3)       PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2000	2001
Furniture and fixtures	5-7	$972,000	$5,590,000
Computers and equipment	3-8	4,379,000	7,696,000
Leasehold improvements	Term of lease	10,801,000	52,868,000
		16,152,000	66,154,000
Less: Accumulated depreciation and amortization		(4,309,000)	(8,009,000)
		$11,843,000	$58,145,000

       Depreciation and amortization of property and equipment amounted to $1,510,000, $1,595,000 and $3,700,000 in 1999, 2000 and 2001, respectively.

(4)       ACQUISITIONS:

       On August 24, 1999, the Company acquired the assets of Florida College in consideration of approximately $7.9 million (including purchase price adjustments) in cash and $1,000,000 of the Company's common shares. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $8.7 million. Additionally, if the earnings of Florida College exceed certain thresholds, the former shareholders, including a former officer of the Company, will receive additional consideration. These "earn-out" payments were required regardless of the shareholders' continued association with the Company and accordingly, such payments have been reflected as an increase in the purchase price. With respect to 1999, 2000 and 2001, $500,000, $715,000 and $750,000 were required to be paid by the Company in connection with the "earn-out". No earn-outs are available subsequent to 2001.

       In April 2000, the Company acquired the assets that now constitute the Additional Schools in consideration of approximately $4.1 million (including purchase price adjustments) in cash. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $5.3 million.

       On July 3, 2001, the Company purchased a 60% equity interest in Mandara Spa. Mandara was the Company's largest competitor in the resort and maritime businesses. The Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The value of the 499,000 common shares issued was determined based on the average market price of the Company's common shares over the two day period before and after the closing of the acquisition. The seller parties have guaranteed certain income levels for an 18-month period. If the income levels are not achieved, then amounts owed on the subordinated debt are reduced on a pro-rata basis. As the subordinated debt is considered contingent consideration, it has not been reflected in the consolidated balance sheets. Such additional contingent purchase price will be reflected as additional purchase price when, and if, the contingency has been resolved and the earnings are known. Payment of this "earn-out" is not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

At July 3, 2001
Current assets	$6,739,000
Property and equipment	16,700,000
Intangible assets	4,200,000
Goodwill	25,380,000
Other assets	735,000
Total assets acquired	53,754,000
Current liabilities	4,212,000
Note payable	4,220,000
Minority interest	4,165,000
Total liabilities assumed	12,597,000
Net assets acquired	$41,157,000

       The intangible assets, as determined by an independent appraisal are as follows:

	At July 3, 2001
	Life	Value
Customer list	7	$300,000
Location/leases	7	750,000
Unpatented technologies	7	150,000
Trade names, licenses, logos	20	3,000,000
		$4,200,000

       On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and other related entities, which assets, collectively, constitute 11 luxury day spas located at various locations within the United States, and own the "Greenhouse" mark. This acquisition was part of the execution of the Company's strategy to diversify the Company's operations into the day-spa segment and to garner a widely-known brand name. The Company paid $24.8 million in cash and $4.3 million in common shares. The value of the 170,000 common shares issued was determined based on the average market price of the Company's common shares over the two day period before and after the closing of the acquisition. In addition, $3.0 million of, and 200,000 options in common shares can be earned by the sellers if certain income levels are obtained through 2003. Such additional contingent purchase price will be reflected as additional purchase price when, and if, the contingency has been resolved and the earnings are known. Payment of this "earn-out" is not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

At July 12, 2001
Current assets	$503,000
Property and equipment	11,936,000
Intangible assets	2,519,000
Goodwill	18,642,000
Other assets	590,000
Total assets acquired	34,190,000
Current liabilities	3,752,000
Capital leases	641,000
Total liabilities assumed	4,393,000
Net assets acquired	$29,797,000

       The intangible assets as determined by an independent appraisal are as follows:

	At July 3, 2001

	Life	Value
Covenant not to compete	5	$250,000
Customer list	7	464,000
Location/leases	10	440,000
Trade names, licenses, logos	20	1,365,000
		$2,519,000

       On July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California. This acquisition was part of the Company's strategy to diversify the Company's operations into the day-spa segment. The Company paid $5.5 million in cash and assumed $1.8 million of indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained through 2004. Such additional contingent purchase price will be reflected as additional purchase price when, and if, the contingency has been resolved and the earnings are known. Payment of this "earn-out" is not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

At July 31, 2001
Current assets	$353,000
Fixed assets	1,211,000
Intangible assets	1,555,000
Goodwill	5,904,000
Other assets	50,000
Total assets acquired	9,073,000
Current liabilities	589,000
Long-term debt	1,025,000
Capital leases	99,000
Total liabilities assumed	1,713,000
Net assets acquired	$7,360,000

       The intangible assets as determined by an independent appraisal are as follows:

	At July 3, 2001
	Life	Value
Customer list	7	$440,000
Location/leases	7	250,000
Unpatented technology	7	500,000
Trade names, licenses, logos	20	365,000
		$1,555,000

       Unaudited pro forma consolidated results of operations assuming acquisitions had occurred at the beginning of the periods presented are as follows:

	December 31,
	1999	2000	2001
Revenues	$138,862,000	$191,949,000	$219,580,000
Net income	21,357,000	12,327,000	8,599,000
Basic earnings per share	1.32	.77	.56
Diluted earnings per share	1.28	.75	.54

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

(5)       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

	December 31,
	2000	2001
Operative commissions	$1,575,000	$1,601,000
Minimum line commissions	2,975,000	5,504,000
Payroll and bonuses	651,000	1,038,000
Florida College earn-out	715,000	750,000
Amount due for treasury shares	3,225,000	--
Interest	--	354,000
Other	3,209,000	4,408,000
	$12,350,000	$13,655,000

       Under certain of its concession agreements with cruise lines, the Company is required to make minimum annual payments, irrespective of the amounts of revenues received from operating those cruise line ships. Accordingly, these guaranteed line commissions (See Note 12) are expensed/accrued over the applicable 12-month period in accordance with the provisions of SFAS 5, "Accounting for Contingencies."

(6)       LONG-TERM DEBT:

       Long-term debt consists of the following:

December 31,
2001
Term loan	$37,659,000
Revolving loan	3,500,000
Note payable	4,100,000
Due to former shareholder	1,170,000
Other debt	373,000
Total long-term debt	46,802,000
Less: Current portion	(14,488,000)
Long-term debt, net of current portion	$32,314,000

       In July 2001, the Company entered into a credit agreement with a syndicate of banks that provide for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the July 2001 acquisitions (See Note 4) and under the revolving facility will be used for working capital needs. The maturity date of the revolving and term loans is July 2, 2004. The interest rate as of December 31, 2001 was 6.09% for the term loan and 5.56% for the revolver. As of December 31, 2001, there was approximately $6.3 million of availability under the revolving facility.

       The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2001, the Company was either in compliance or had received waivers related to these covenants.

       Amount due to former shareholder totals $1,170,000, net of a discount of $80,000. Amounts due are non-interest bearing and as a result were discounted using an interest rate of 7%. Payments of $313,000 are due over four quarterly installments beginning on June 30, 2002. Amortization of the discount was $34,000 in 2001 which is reflected as a component of interest expense.

       The note payable is due to the company that owns the 40% minority interest in Mandara Spa. The note bears interest at 9% due quarterly and matures on January 2, 2005.

       All of the long-term debt is denominated in US dollars.

       Future maturities as of December 31, 2001 are as follows:

Year Ending December 31,
2002	$14,488,000
2003	17,388,000
2004	10,723,000
2005	4,114,000
2006	14,000
Thereafter	75,000
$46,802,000

(7)       CAPITAL LEASE OBLIGATIONS:

       During the year ended December 31, 2001, the Company assumed capital lease obligations in connection with its acquisition of the Greenhouse and DK Partners, Inc. These capital lease obligations mature at various dates through 2005 at the Company's average borrowing rate of 7%.

       Aggregate maturities of the Company's capital lease obligations are as follows:

Year Ending December 31,

2002	$398,000
2003	378,000
2004	372,000
2005	12,000
1,160,000
Less-amount representing interest	(302,000)
858,000
Less-current portion	(275,000)
Long-term portion	$583,000

(8)       DERIVATIVE FINANCIAL INSTRUMENT:

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

       The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.67%. The Company recorded a loss of $322,000 in accumulated other comprehensive loss as of December 31, 2001. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. Approximately $375,000 in losses are expected to be reclassified into earnings within the next 12 months.

(9)       SHAREHOLDERS' EQUITY:

       During 2000, the Company's Board of Directors authorized additional common share repurchases increasing the cumulative share repurchase program to approximately 3,187,000 shares. No shares were repurchased during 2001.

(10)       INCOME TAXES:

       The provision (benefit) for income taxes, consists of the following:

	Year Ended December 31,
	1999	2000	2001
U.S. Federal	$707,000	$548,000	$(83,000)
U.S. State	85,000	70,000	(99,000)
Foreign	549,000	671,000	925,000
	$1,341,000	$1,289,000	$743,000

Current	$1,341,000	$1,289,000	$925,000
Deferred	--	--	(182,000)
	$1,341,000	$1,289,000	$743,000

       A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and the Company's actual provision is as follows:

	Year Ended December 31,
	1999	2000	2001
Provision using statutory U.S. federal tax rate	$8,126,000	$8,769,000	$6,172,000
Income earned in jurisdictions not subject to income taxes	(6,682,000)	(7,448,000)	(5,354,000)
Effect of state income taxes	56,000	45,000	8,000
Other	(159,000)	(77,000)	(83,000)
	$1,341,000	$1,289,000	$743,000

       The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

December 31, 2001
Deferred tax assets:
Net operating loss carryforwards	$1,537,000
Depreciation	115,000
Start-up costs	225,000
Accounts receivable reserves	257,000
Unicap and inventory reserves	42,000
Other accruals	83,000
2,259,000
Deferred tax liabilities:
Deductible goodwill	(726,000)
1,533,000
Valuation allowance	(1,533,000)
Net deferred tax asset (liability)	$--

       Subsidiaries of the Company have available net operating loss carryforwards ("NOLs") of approximately $3,984,000, which are available to offset future taxable income through 2021. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the subsidiary's recent taxable income, that taxable income of the subsidiary may not be sufficient to fully utilize the available NOLs and as a result a valuation allowance has been established.

(11)       COMPREHENSIVE INCOME (LOSS):

       The Company adopted SFAS 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

	Unrealized Losses on Interest Rate Swap	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 1998	$--	$137,000	$303,000	$440,000
Current-period activity	--	(133,000)	(372,000)	(505,000)
Balance, December 31,1999	--	4,000	(69,000)	(65,000)
Current-period activity	--	(476,000)	57,000	(419,000)
Balance, December 31, 2000	--	(472,000)	(12,000)	(484,000)
Current-period activity	(322,000)	(184,000)	16,000	(490,000)
Balance, December 31, 2001	$(322,000)	$(656,000)	$4,000	$(974,000)

Amounts reclassified are as follows:

Unrealized holding losses arising during 1999		$(264,000)
Less: reclassification adjustment for losses included in net income		195,000
Unrealized losses on marketable securities	$	(69,000)

(12)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

       The Company has entered into agreements of varying terms with the cruise lines. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. Line commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum line commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum line commissions, the Company has guaranteed the following amounts as of December 31, 2001, which include amounts for ships that are not yet in service:

Year	Amount
2002	$24,387,000
2003	27,194,000
2004	29,370,000
2005	26,267,000
$107,218,000

       Revenues are generated primarily on cruise ships. Under the agreements with cruise lines, the Company provides services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship as of March 1, 2002, of approximately three years as of that date. Cruise line agreements that expire within one year covered 12 of the 104 ships served by the Company. These 12 ships accounted for approximately 6.2% of our 2001 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2001: Carnival (including Costa, Holland America, Seabourn, Windstar and Cunard) - 26.7%; Royal Caribbean (including Celebrity) -25.5%; and Princess (including Princess, and P&O European Ferries) - 11.0%. These companies also accounted for 74 of the 104 ships served by the Company as of March 1, 2002. If the Company ceases to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely effect the Company's financial position and results of operations.

(b)       Operating Leases -

       The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company also makes certain payments to the resorts where the Company operates spas. The Company incurred approximately $691,000, $1,838,000 and $3,764,000 in rental expense under non-cancelable operating leases in 1999, 2000 and 2001, respectively.

       Minimum annual commitments under operating leases at December 31, 2001 are as follows:

Year	Amount
2002	$7,834,000
2003	7,795,000
2004	7,008,000
2005	6,281,000
2006	5,254,000
Thereafter	18,786,000
$52,958,000

(c)       Employment and Consulting Agreements -

       The Company has entered into employment agreements with certain of its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses in amounts up to the base salaries based on the Company's attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of the Board of Directors of the Company. The Company incurred approximately $1,448,000, $1,529,000 and $1,866,000 in compensation expense under these employment agreements in 1999, 2000 and 2001, respectively.

       Future minimum annual commitments under the Company's employment and consulting agreements at December 31, 2001 are as follows:

Year	Amount
2002	$2,725,000
2003	2,628,000
2004	1,913,000
2005	825,000
2006	435,000
$8,526,000

(d)       Product Supply Agreement -

       The Company has an agreement that was extended until December 2003, with its principal supplier of raw materials for its products pursuant to which the Company will purchase its raw materials requirements. Such agreement provides for no specific minimum commitments. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of the Company's products could have a material adverse effect on its product sales.

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

(f)       Governmental Regulation -

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

  Legal Proceedings -

       From time to time, in the ordinary course of business, the Company is party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on the Company's operations or financial position.

       On October 16, 2001, a personal injury action was filed in New York Supreme Court by Kim McMillon, alleging that a dermatologist retained by the former owner and operator of the Greenhouse Day Spa in New York negligently performed a laser hair removal treatment that caused burns to the plaintiff. Plaintiff is alleging damages in excess of $50 million. While an amended complaint was filed removing our subsidiary that operates that spa as a defendant, the spa itself continues to be named as a defendant. The conduct in question took place prior to the time that the Company became the owner of the spa in question and the former owners of the spa are also named as defendants. While the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss, the Company intends to vigorously defend against this claim based on the fact that the Company did not own the spa in question at the time of the alleged injury.

(13)       RELATED PARTY TRANSACTIONS:

       During 2000, the Company moved its United Kingdom staff training facility into a new facility. Effective June 24, 2000, the Company executed a commercial office lease in this new facility. The lessor for this facility is a corporation which is owned by the Chairman of the Board and another officer of the Company. Execution of the lease was approved by a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $77,000 in 2000 and 2001. Future annual commitments under the lease are $121,000 for the period from December 25, 2000 to June 23, 2005 and $243,000 for the remaining term of the lease, which is 20 years.

(14)       SHARE OPTIONS:

       The Company has reserved 5,000,000 of its common shares for issuance under its 1996 Share Option and Incentive Plan (the "Option Plan") and 185,625 of its common shares for issuance under its Non-Employee Directors' Share Option Plan (the "Directors' Plan", and with the Option Plan, the "Plans"). Under the Plans, incentive share options are available to employees and nonqualified share options may be granted to consultants, directors or employees of the Company and its subsidiaries. The terms of each option agreement under the Option Plan are determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of incentive share options and options issued under the Directors' Plan may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Option Plan is determined by the Compensation Committee and their terms may not exceed ten years. The following table presents a summary of share option activity under the Plans:

	Number of Shares	Option Price Per Share
		Low	High	Weighted
Outstanding, December 31, 1998	1,188,063	5.78	34.54	17.44
Granted	849,824	15.84	30.56	20.26
Exercised	(13,126)	5.78	12.42	9.42
Outstanding, December 31, 1999	2,024,761	5.78	34.54	18.67
Granted	1,109,277	13.69	21.88	14.56
Exercised	(12,750)	5.78	12.22	6.82
Cancelled	(55,244)	15.84	34.54	21.29
Outstanding, December 31, 2000	3,066,044	5.78	34.54	17.19

Granted	1,061,495	15.00	26.28	20.94
Exercised	(335,008)	5.78	18.13	11.45
Cancelled	(24,697)	8.72	20.23	16.49
Outstanding, December 31, 2001	3,767,834	5.78	34.54	18.69

Options available for future grants at December 31, 2001	640,167

       Additional information regarding options outstanding at December 31, 2001 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/01	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/01	Weighted Average Exercise Price
Low	High
$5.78	$5.78	270,000	4.9	$5.78	270,000	$5.78
10.56	13.69	962,616	8.7	13.46	367,759	13.10
14.00	17.06	666,919	8.1	15.92	339,502	15.99
17.59	20.58	825,567	8.9	18.89	183,845	20.30
21.15	21.15	9,190	9.5	21.15	--	--
25.00	26.47	617,973	8.3	26.20	248,123	25.62
29.92	30.56	233,739	7.2	30.54	158,890	30.53
34.54	34.54	181,830	6.2	34.54	181,830	34.54
$5.78	$34.54	3,767,834	8.1	$18.69	1,749,949	$18.87

       The Company applies APB No. 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Plans consistent with the methodologies of SFAS 123, the Company's 1999, 2000 and 2001 net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		1999	2000	2001
Net income	As reported	$21,893,000	$23,746,000	$16,890,000
	Pro forma	15,475,000	16,886,000	6,922,000
Diluted earnings per share	As reported	1.31	1.50	1.06
	Pro forma	.93	1.07	.44

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 58.6%, 62.1% and 75.2% for 1999, 2000 and 2001, respectively, risk-free interest rate of 6.0%, expected dividends of $0 and expected term of 5 years.

       Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. These options vest over a three year period. The options outstanding were not included in the computation of the Company's earnings per share because their impact is anti-dilutive. At December 31, 2001, 13,000 options were outstanding and approximately 9,000 are vested.

       The Company has a profit sharing retirement plan for its employees which is qualified under Section 401(k) of the Internal Revenue Code. The Company makes discretionary annual matching contribution based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of its employees. For the years ended December 31, 1999, 2000 and 2001, the aggregate contribution to the plan was $26,000, $33,000 and $50,000, respectively.

(15)       SEGMENT INFORMATION:

       In 1998, the Company adopted SFAS 131, "Disclosures about segments of an enterprise and related information." The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates three segments, Resort and Maritime Operations, Day Spas and Schools. The significant accounting policies of the segments are the same as those described in Note 2 - "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation.

2001	Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Identifiable Assets
Resort and Maritime Operations	$171,487,000	$22,678,000	$3,009,000	$21,075,000	$111,003,000

Schools	16,397,000	614,000	997,000	353,000	25,081,000
Day Spas	6,471,000	(5,381,000)	1,142,000	3,274,000	49,345,000
	$194,355,000	$17,911,000	$5,148,000	$24,702,000	$185,429,000
2000
Spa Operations	$150,684,000	$23,920,000	$1,598,000	$3,184,000	$61,878,000
Schools	11,132,000	(530,000)	783,000	192,000	26,349,000
	$161,816,000	$23,390,000	$2,381,000	$3,376,000	$88,227,000
1999
Spa Operations	$127,139,000	$21,569,000	$2,575,000	$3,582,000	$53,974,000
Schools	2,644,000	190,000	173,000	65,000	14,700,000
	$129,783,000	$21,759,000	$2,748,000	$3,647,000	$68,674,000

       The Day Spa amounts for 1999 and 2000 have been omitted as they were acquired in 2001.