Form 10-Q
period 2002-03-31
STEINER LEISURE LTD
filed 2002-05-15
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,807,079 (gross of 1,866,406 treasury shares) shares as of May 07, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	March 31,
	2001	2002
CURRENT ASSETS:		(Unaudited)
Cash and cash equivalents	$10,242,000	$13,837,000
Marketable securities	515,000	--
Accounts receivable, net	8,044,000	8,350,000
Accounts receivable - students, net	6,161,000	4,949,000
Inventories	15,528,000	16,155,000
Other current assets	5,604,000	6,565,000
Total current assets	46,094,000	49,856,000
PROPERTY AND EQUIPMENT, net	58,145,000	59,744,000
GOODWILL, net	68,556,000	68,690,000
OTHER ASSETS:
Intangible assets, net	8,815,000	8,614,000
Deferred financing costs, net	1,551,000	1,494,000
Other	2,268,000	2,384,000
Total other assets	12,634,000	12,492,000
Total assets	$185,429,000	$190,782,000
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,160,000	$5,988,000
Accrued expenses	13,655,000	13,684,000
Current portion of long-term debt	14,488,000	15,738,000
Current portion of capital lease obligations	275,000	280,000
Current portion of deferred tuition revenue	6,327,000	5,568,000
Gift certificate liability	4,508,000	4,520,000
Income taxes payable	1,513,000	1,351,000
Total current liabilities	48,926,000	47,129,000
LONG-TERM DEBT, net of current portion	32,314,000	34,386,000
CAPITAL LEASE OBLIGATIONS, net of current portion	583,000	517,000
LONG-TERM DEFERRED TUITION REVENUE	97,000	85,000
MINORITY INTEREST	3,863,000	4,371,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
17,631,000 shares issued in 2001 and 17,777,000
shares issued in 2002	176,000	178,000
Additional paid-in capital	32,105,000	33,727,000
Accumulated other comprehensive loss	(974,000)	(460,000)
Retained earnings	97,710,000	100,220,000
Treasury shares, at cost, 1,866,000 shares in 2001 and 2002	(29,371,000)	(29,371,000)
Total shareholders' equity	99,646,000	104,294,000
Total liabilities and shareholders' equity	$185,429,000	$190,782,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
(Unaudited)

	Three Months Ended March 31,
	2001	2002
REVENUES:
Services	$26,092,000	$42,463,000
Products	14,932,000	18,782,000
Total revenues	41,024,000	61,245,000

COST OF SALES:
Cost of services	19,728,000	35,739,000
Cost of products	11,149,000	14,174,000
Total cost of sales	30,877,000	49,913,000

Gross profit	10,147,000	11,332,000

OPERATING EXPENSES:
Administrative	2,154,000	3,434,000
Salary and payroll taxes	2,123,000	3,932,000
Goodwill amortization	185,000	--
Total operating expenses	4,462,000	7,366,000

Income from operations	5,685,000	3,966,000

OTHER INCOME (EXPENSE):
Interest income	520,000	48,000
Interest expense	--	(928,000)
Other	--	30,000
Total other income (expense)	520,000	(850,000)

Income before provision for income taxes,
minority interest and equity investment	6,205,000	3,116,000

PROVISION FOR INCOME TAXES	296,000	177,000

Income before minority interest and
equity investment	5,909,000	2,939,000

MINORITY INTEREST	(8,000)	(508,000)
INCOME IN EQUITY INVESTMENT	--	79,000

Net income	$5,901,000	$2,510,000

EARNINGS PER COMMON SHARE:

Basic	$0.40	$0.16

Diluted	$0.39	$0.15

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
(Unaudited)
	Three Months Ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,901,000	$2,510,000
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	571,000	2,105,000
Income in equity interest	--	(79,000)
Minority interest	8,000	508,000
(Increase) decrease in-
Accounts receivable	766,000	817,000
Inventories	(328,000)	(727,000)
Other current assets	(1,108,000)	(509,000)
Other assets	(1,442,000)	8,000
Increase (decrease) in-
Accounts payable	(617,000)	(2,122,000)
Accrued expenses	(906,000)	60,000
Deferred tuition revenue	1,006,000	(771,000)
Gift certificate liability	--	12,000
Income taxes payable	(85,000)	(155,000)
Net cash provided by operating activities	3,766,000	1,657,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	3,073,000	515,000
Proceeds from sale of marketable securities	254,000	--
Capital expenditures	(2,734,000)	(3,399,000)
Proceeds from the sale of fixed assets	4,969,000	--
Net cash provided by (used in) investing activities	5,562,000	(2,884,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	--	6,296,000
Payments on long-term debt	--	(2,974,000)
Payments on capital lease obligations	--	(61,000)
Purchases of treasury shares	(3,225,000)	--
Debt issuance costs	--	(108,000)
Net proceeds from stock option exercises	21,000	1,624,000
Net cash provided by (used in)
financing activities	(3,204,000)	4,777,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(53,000)	45,000

NET INCREASE IN CASH
AND CASH EQUIVALENTS	6,071,000	3,595,000
CASH AND CASH EQUIVALENTS, beginning of period	31,020,000	10,242,000
CASH AND CASH EQUIVALENTS, end of period	$37,091,000	$13,837,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for-

Interest	$--	$891,000

Income taxes	$101,000	$136,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2001 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
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

In February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the spa, the Company paid the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. In December 2000, Sun International Bahamas Limited ("Sun International"), the operator of the Atlantis Resort, exercised its option to buy out the remaining term of the Company's lease. Effective January 31, 2001, the Company no longer offered its services and products at the Atlantis Spa. The Company received $5.0 million from Sun International as consideration for the leasehold improvements made by the Company and did not recognize any gain or loss in connection with the buy-out. Commencing in July 2001, with the acquisition of a 60% interest in Mandara Spa LLC, the Company again began to offer services and products at the Atlantis Spa.

In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities will be for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5.0 million. Total costs of $4.6 million have been incurred through March 31, 2002 related to this agreement. In April 2002, the spa opened.

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

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill arising prior to July 1, 2001 was amortized on a straight-line basis over its estimated useful life of 20 years. The Company continually evaluates intangible assets and other long-lived assets for impairment whenever circumstances indicate that carrying amounts may not be recoverable. When factors indicate that the assets acquired in a purchase business combination and the related goodwill may be impaired, the Company recognizes an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, is not expected to have a significant impact. All intangible assets other than goodwill acquired and assigned value in connection with pre-July 2001 acquisitions meet the recognition criteria specified by SFAS 141, and therefore will continue to be amortized over their estimated useful lives.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002 and has not yet determined the impact of the adoption on its consolidated financial statements, which may be material. In accordance with SFAS 142, beginning in the third quarter 2002, the Company will assess whether the goodwill related to its July 2001 acquisitions have been impaired. Management is currently assessing the impact of adoption on goodwill arising from its post-secondary schools acquisitions.
(c)	Income Taxes

The Company files a consolidated tax return for its domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes". SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. For any partnership interest, the Company records its allocable share of income, gains, losses, deductions and credits of the partnership.

(d)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The majority of the Company's income is generated outside of the United States. The transaction losses reflected in administrative expenses were approximately $77,000 and $107,000 for the three months ended March 31, 2001 and 2002, respectively.
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
	Three Months Ended March 31,
	2001	2002
Weighted average shares outstanding used in
calculating basic earnings per share	14,762,000	15,815,000
Dilutive common share equivalents	531,000	674,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	15,293,000	16,489,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is antidilutive	989,000	1,339,000

(f)	Recently Adopted Accounting Pronouncements

In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's consolidated results of operations.

(4)	ACQUISITIONS:

On July 3, 2001, the Company purchased a 60% equity interest in Mandara Spa. The Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The selling parties have guaranteed certain income levels for an eighteen month period. If the income levels are not achieved, then amounts owed on the subordinated debt are reduced on a pro rata basis. As the subordinated debt is considered contingent consideration, it has not been reflected in the condensed consolidated balance sheet. Effective March 1, 2002, the Company acquired an additional 20% interest in Mandara Spa LLC.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. The Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million of, and 200,000 options in common shares can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc. The Company paid $5.5 million in cash and assumed $1.8 million of subordinated indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

Unaudited pro forma consolidated results of operations assuming the acquisitions had occurred at the beginning of the period presented is as follows:

Three Months Ended March 31, 2001

Revenues	$52,439,000
Net income	3,189,000
Basic earnings per share	0.21
Diluted earnings per share	0.21

The above pro forma consolidated statement of operations is based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that would have been reported had the acquisition been consummated on January 1, 2001, nor are they necessarily indicative of results which will be reported in the future.

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

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $177,000 in accumulated other comprehensive loss as of March 31, 2002. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. Approximately $206,000 in losses are expected to be reclassified into earnings within the next 12 months.

(6)	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,	March 31,
	2001	2002

Operative commissions	$1,601,000	$2,127,000
Minimum line commissions	5,504,000	4,127,000
Payroll and bonuses	1,038,000	1,468,000
Florida College earn-out	750,000	750,000
Interest	354,000	218,000
Other	4,408,000	4,994,000
Total	$13,655,000	$13,684,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	March 31,
	2001	2002

Term loan	$37,659,000	$34,770,000
Revolving loan	3,500,000	9,796,000
Note payable	4,100,000	4,100,000
Due to former shareholder	1,170,000	1,190,000
Other debt	373,000	268,000
Total long-term debt	46,802,000	50,124,000
Less: Current portion	(14,488,000)	(15,738,000)
Long-term debt, net of current portion	$32,314,000	$34,386,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan was used to fund acquisitions (see Note 4), and borrowings under the revolving facility will be used for working capital needs. The maturity date of the revolving and term loans is July 2, 2004. The interest rate as of March 31, 2002 was 5.41% for the term loan and 5.40% for the revolver. As of March 31, 2002, there was no availability under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.

The note payable is due to the Company that owns a minority interest in Mandara Spa. The note bears interest at 9%, interest payments are due quarterly and matures on January 2, 2005.

The amount due to former shareholder totals $1,190,000, net of a discount of $60,000. The amount due is non-interest bearing and, as a result, is discounted using an interest rate of 7%. Payments of $313,000 are due over four quarterly installments beginning on June 30, 2002.

All of the long-term debt is denominated in US dollars.

(8)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended March 31,

	2001	2002

Net income	$5,901,000	$2,510,000
Unrealized gain on marketable
securities, net of income taxes	12,000	--
Unrealized gain on interest rate swap,
net of income taxes	--	146,000
Foreign currency translation adjustments,
net of income taxes	(836,000)	368,000
Comprehensive income	$5,077,000	$3,024,000

(9)	SEGMENT INFORMATION:

Information about the Resort and Maritime Operations, Schools and Day Spas segments for the three months ended March 31, 2001 and 2002, is as follows:

	Three Months Ended March 31,

	2001	2002

Revenues:
Resort and Maritime Operations	$37,106,000	$52,761,000
Schools	3,918,000	4,277,000
Day Spas	--	4,207,000
	$41,024,000	$61,245,000
Operating Income:
Resort and Maritime Operations	$5,250,000	$6,444,000
Schools	435,000	392,000
Day Spas	--	(2,870,000)
	$5,685,000	$3,966,000

	December 31,	March 31,
	2001	2002

Identifiable Assets:
Resort and Maritime Operations	$111,003,000	$118,633,000
Schools	25,081,000	23,218,000
Day Spas	49,345,000	48,931,000
	$185,429,000	$190,782,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure Limited is a worldwide provider of spa services. We sell our services and products to cruise passengers and, commencing as of July 2001, at day and resort spas primarily in the United States, the Caribbean, the Pacific and Asia. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. From February 1999 through January 2001, we offered services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer our services and products at the Atlantis Spa. Also, in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (currently comprised of five campuses) in Maryland, Pennsylvania and Virginia. In November 2001, we began operating a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. In April 2002, we began operating a luxury spa facility at the Mohegan Sun Casino in Uncasville, CT.

In July 2001, the Company completed the acquisitions of Mandara Spa (July 3, 2001), GH Day Spas, Inc. (July 12, 2001) and DK Partners, Inc. (July 31, 2001). These transactions were accounted for under the purchase method and accordingly, our financial results include the results of the acquired entities subsequent to their acquisitions.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for the first quarter of 2002 was not subject to taxes in the United States or other jurisdictions. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, will be subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services) Steiner Day Spas, Inc. and Greenhouse Day Spa Group Inc. (which run our day spas through their subsidiaries), Steiner Spa Resorts (Nevada), Inc. (which runs the spa at the Aladdin Resort), Steiner Spa Resorts (Connecticut), Inc. (which runs the spa at the Mohegan Sun Casino) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Steiner Spa Limited and Steiner Spa Asia Limited own an 80% and 60% partnership interest in Mandara Spa LLC and Mandara Spa Asia Limited, respectively. These subsidiaries pay taxes in certain taxable jurisdictions.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 14 on Form 10-K, beginning on page F-1. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses included amortization of intangibles relating to our acquisitions of day spas and resort spas in 2001.

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

Goodwill

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in our operating results or cash flows, a decrease in demand for our services, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method over the remaining estimated life. Any impairment loss would be calculated as the amount which the carrying amount of the unamortized balance exceeds its fair value. As of March 31, 2002, we determined that there has been no impairment of goodwill.

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002. In the second quarter of 2002, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We had recorded approximately $185,000 of amortization on these amounts for the three months ended March 31, 2001 and would have recorded approximately $185,000 of amortization during the same period in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing, but have not yet determined the impact of the adoption of SFAS 142 will have on our consolidated financial statements, however, we believe it may be material. As of March 31, 2001, we had unamortized goodwill and intangibles of $77.3 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $1.5 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, is not expected to have a significant impact. All intangible assets other than goodwill acquired and assigned value in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141, and therefore will continue to be amortized over their estimated useful lives.

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

In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:
Three Months Ended March 31,
	2001	2002
Revenues: Services	63.6%	69.3%
Products	36.4	30.7
Total revenue	100.0	100.0
Cost of revenues:
Cost of services	48.1	58.4
Cost of products	27.2	23.1
Total cost of revenues	75.3	81.5
Gross profit	24.7	18.5
Operating expenses:
Administrative	5.2	5.6
Salary and payroll taxes	5.2	6.4
Goodwill amortization	0.5	0.0
Total operating expenses	10.9	12.0
Income from operations	13.8	6.5
Other income (expense):
Interest expense	0.0	(1.5)
Other income	1.2	0.1
Total other income (expense)	1.2	(1.4)
Income before provision for income taxes, minority interest and income in equity investment	15.0	5.1
Provision for income taxes	0.7	0.3
Income before minority interest and income in equity investment	14.3	4.8
Minority interest and income in equity investment	0.0	(0.7)
Net income	14.3%	4.1%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Revenues increased approximately 49.3%, or $20.2 million, to $61.2 million in the first quarter of 2002 from $41.0 million in the first quarter of 2001. Of this increase, $16.4 million was attributable to an increase in services revenues and $3.8 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to our new land-based operations acquired in July 2001 and to an average of ten additional spa ships in service in the first quarter of 2002 compared to the first quarter of 2001. We had an average of 1,144 ship-board staff members in service in the first quarter of 2002 compared to an average of 1,055 shipboard staff members in service in the first quarter of 2001. Revenues per shipboard staff per day increased by 7.0% to $383 in the first quarter of 2002 from $358 in the first quarter of 2001.

Cost of Services. Cost of services increased $16.0 million from $19.7 million in the first quarter of 2001 to $35.7 million in the first quarter of 2002. Cost of services as a percentage of services revenue increased to 84.2% in the first quarter of 2002 from 75.6% in the first quarter of 2001. This increase was due to a higher cost of service incurred in our day spa operations and increases in commissions allocable on cruise ships covered by agreements that provide for increases in payments in 2002 compared to 2001.

Cost of Products. Cost of products increased $3.0 million from $11.2 million in the first quarter of 2001 to $14.2 million in the first quarter of 2002. Cost of products as a percentage of products revenue increased to 75.5% in in the first quarter of 2002 from 74.7% in the first quarter of 2001. This increase was due to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in payments in 2002 compared to 2001.

Operating Expenses. Operating expenses increased $2.9 million from $4.5 million in the first quarter of 2001 to $7.4 million in the first quarter of 2002. Operating expenses as a percentage of revenues increased to 12.0% in the first quarter of 2002 from 10.9% in the first quarter of 2001 as a result of the operating expenses and intangible amortization at our newly acquired operations which were not owned by us during the first quarter of 2001. This increase was partially offset by a decrease in goodwill amortization as a result of the impact of a new accounting principle.

Other Income (Expense). Other income (expense) decreased $1.4 million from income of $.5 million in the first quarter of 2001 to expense of $.9 million in first quarter of 2002. The decrease in other income (expense) was due to the increase in interest expense in 2002 as a result of the debt financing, pursuant to a credit agreement which we entered into in connection with our July 2001 acquisitions, which was not in place in during the first quarter of 2001.

Provision for Income Taxes. Provision for income taxes decreased $.1 million from $.3 million in the first quarter of 2001 to $.2 million in the first quarter of 2002. The provision for income taxes increased to an overall effective rate of 5.7% for in the first quarter of 2002 from an overall effective rate of 4.8% for the first quarter of 2001 primarily due to the income earned in jurisdictions that tax our income being greater than our income earned in jurisdictions that do not tax our income.

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

Liquidity and Capital Resources

Cash flows from operating activities during the first three months of 2002 was $1.7 million compared to $3.8 million for the first three months of 2001.

Steiner Leisure had working capital of approximately $2.7 million at March 31, 2002 compared to a deficit of $(2.8) million at December 31, 2001.

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

In July 2001, the Company entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Casino in Uncasville, Connecticut. The term of the lease of the facilities is for 10 years with a five year renewal option. The build-out is anticipated to cost approximately $5.0 million. Total costs of $4.6 million have been incurred through March 31, 2002 related to this agreement. In April 2002 the spa opened.

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

In connection with our acquisition of Mandara Spas we incurred approximately $7.3 million from July 2001 through March 31, 2002 in connection with the completion of the build-out of certain luxury spa facilities to be operated under the Mandara name.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and other related entities, which assets, collectively, constituted eleven luxury day spas located at various locations within the United States, and the "Greenhouse" mark. In connection with that transaction, the Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million of common shares and 200,000 common shares purchase options can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California. In connection with that transaction, the Company paid $5.5 million in cash and assumed $1.8 million of indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

The above transactions were accounted for under the purchase method.

In order to finance these acquisitions, in July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility will be used for working capital needs. As of March 31, 2002, $34.8 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At March 31, 2002, the effective rates on the term loan and revolving facility were approximately 5.41% and 5.40%, respectively. As of March 31, 2002, there was no availability under the revolving facility.

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

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $177,000 in accumulated other comprehensive losses as of March 31, 2002.

Through May 7, 2002, we purchased a total of 1,902,150 of our common shares in the open market for an aggregate purchase price of approximately $30.0 million. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

Such forward-looking statements assert management's belief that cash generated from our operations will be sufficient to satisfy the cash required to operate our business and as to the extent of the taxability of our income.

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

  restrictions on us as a result of our credit facility.

We assume no duty to update any forward-looking statements. The risks to which we are subject are more fully described in Steiner Leisure's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. The Company's objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The item described below is non-trading.

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

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $177,000 in accumulated other comprehensive losses as of March 31, 2002.
PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K
No reports on Form 8-K were filed by Steiner Leisure during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer

/s/ Glenn J. Fusfield
Glenn J. Fusfield Senior Vice President and Chief Operating Officer

/s/ Carl S. St. Philip
Carl S. St. Philip Senior Vice President and Chief Financial Officer