Form 10-K/A
period 2001-12-31
STEINER LEISURE LTD
filed 2002-05-31
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K\A

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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [  ].

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 14 of this Form 10-K/A, beginning on page F-1. Note that our preparation of this Form 10-K/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report and in the documents incorporated into this report by reference, Steiner Leisure may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

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
  our possible need to seek additional financing;

  our owning less than 100% of the Mandara companies; and
  possible delays in financing resulting from our use of Arthur Andersen to audit our financial statements.

You should read carefully the risk factors included in this report and in any document incorporated by reference into this report. We assume no duty to update any forward-looking statements contained in this report or in any document incorporated by reference into this report.

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

We May Need To Seek Additional Financing To Fund Our Business Plan

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

Our Use of Arthur Andersen LLP as our Independent Auditor May Pose Risks to Us and Limit Your Ability to Seek Potential Recoveries from Them Related to Their Work.

Our consolidated financial statements as of, and for, each of the three years in the period ended December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Arthur Andersen has stated publicly that it intends to contest vigorously the indictment.

SEC rules require us to present our audited financial statements in various SEC filings, along with Arthur Andersen's consent to our inclusion of its audit report in those filings. However, due to Arthur Andersen no longer having a business presence in their office that provided service to us, it is likely that Arthur Andersen will be unable to provide us with consents for the use of its audit report or with assurance services with respect to those financial statements, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding this relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on us. Also, the ability of purchasers of securities sold under certain of our registration statements to seek potential recoveries from Arthur Andersen related to any claims that they may assert as a result of the audit performed by Arthur Andersen may be limited significantly both as a result of an absence of a consent and the diminished amount of assets of Arthur Andersen that are, or may in the future, be available to satisfy claims. The registration statements in question are those that include or incorporate by reference financial statements of ours audited by Arthur Andersen, but as to which Arthur Andersen has not consented to inclusion or incorporation by reference.

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
    Reports on form 8-K

None

    The following is a list of all exhibits filed as a part of this report:
Exhibit Number	Description
2.1	Plan of Complete Liquidation and Dissolution of Coiffeur Transocean (Overseas), Inc.1
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited.2
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited.3
4.1	Specimen of common share certificate.4
10.1	Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw.5+
10.1(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 1997.6+
10.1(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of April 20, 1998.7+
10.2	Employment Agreement dated as of December 22, 2000 between Steiner Leisure Limited and Leonard I. Fluxman.8+
10.3	Employment Agreement dated as of October 21, l996 between Steiner Leisure Limited and Michele Steiner Warshaw.5+
10.3(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of March 25, 1997.6+
10.3(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Michele Steiner Warshaw dated as of April 20, 1998.7+
10.4	Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis.5+
10.4(a)	Amendment No. 1 to Employment Agreement between Steiner Transocean Limited and Amanda Jane Frances dated as of March 25, 1997.6+
10.4(b)	Second Amendment to Employment Agreement between Steiner Transocean Limited and Amanda Jane Francis dated as of April 20, 1998.3+
10.5	Service Agreement dated as of September 18, 1996 between Elemis Limited and Sean C. Harrington.4+
10.5(a)	Amendment No. 1 to Service Agreement between Elemis Limited and Sean C. Harrington dated as of March 25, 1997.6+
10.5(b)	Second Amendment to Service Agreement between Elemis Limited and Sean C. Harrington dated as of July 8, 1998.7+
10.6	Amended and Restated 1996 Share Option and Incentive Plan.9+
10.7	Amended and Restated Non-Employee Directors' Share Option Plan.10
10.8	Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner.4
10.9	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner.4
10.10	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw.4

10.11	Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.1
10.11(a)	Amendment to Product Agreement dated March 4, 2002 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.16
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

10.20	Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller.13+
10.21	Membership Interest Purchase Agreement, dated June 27, 2001, by and among Steiner Leisure Limited, Steiner Spa Limited, SP Spas LLC and Red Sail Spas, L.L.C. 16
10.22

Share Purchase Agreement, dated June 27, 2001, by and among Steiner Leisure Limited, Steiner Spa Asia Limited, Sierra Pacific Investments LLC, Pacific Century Capital Limited, Franky Tjahyadikarta, Okie R. Lukita and Jeffrey Matthews.16

10.23

Asset Purchase Agreement, dated April 30, 2001, by and among Greenhouse Day Spa Group, Inc., Birmingham Day Spa, LLC , 57th Street Day Spa, LLC, GH Day Spas, Inc., GH Day Spa Second Street, LLC, TGH, LLC, The Greenhouse Spa, Inc., The Stuart Michael Katzoff Trust u/d/t dated October 9, 1990, Gerald Katzoff, Lydia Katzoff and Stuart Katzoff.16

10.24

Amendment No. 1, dated June 1, 2001, to the Asset Purchase Agreement, dated April 30, 2001, by and among Greenhouse Day Spa Group, Inc., Birmingham Day Spa, LLC, 57th Street Day Spa, LLC, GH Day Spas, Inc., GH Day Spa Second Street, LLC, TGH, LLC, The Greenhouse Spa, Inc., The Stuart Michael Katzoff Trust u/d/t dated October 9, 1990, Gerald Katzoff, Lydia Katzoff and Stuart Katzoff.16

10.25	Credit Agreement, dated July 2, 2001, by and among Steiner Leisure Limited, the Institutions from time to time parties thereto as Lenders, ABN Amro Bank N.V., Suntrust Bank and BankUnited, FSB.16
10.26

First Amendment, Waiver and Consent to Credit Agreement, dated March 8, 2002, by and among Steiner Leisure Limited, the International Bank of Miami, N.A., HSBC Bank USA, ABN Amro Bank N.V., Suntrust Bank and BankUnited, FSB.16

21	List of subsidiaries of Steiner Leisure Limited.16
23.2	Consent of Harry B. Sands, Lobosky and Company.16
99.1	Letter regarding representations from Arthur Andersen LLP.16

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2002.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E.WARSHAW Clive E. Warshaw	Chairman of the Board	May 30, 2002
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2002
/s/ GLENN J. FUSFIELD Glenn J. Fusfield	Senior Vice President and Chief Operating Officer	May 30, 2002

/s/ CARL S. ST. PHILIP, JR Carl S. St. Philip, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2002
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	May 30, 2002
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	May 30, 2002
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	May 30, 2002
/s/ STEVEN J. PRESTON Steven J. Preston	Director	May 30, 2002

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