Form 10-K/A
period 2001-12-31
STEINER LEISURE LTD
filed 2002-06-21
CIK 1018946

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

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2001, the Company was either in compliance or had received waivers related to these covenants.  With respect to the latter, the one covenant as to which Steiner required a waiver from its lenders was the covenant relating to the requirement that Steiner comply with a specified fixed charge coverage ratio.  The lenders agreed to waive the requirements of the covenant with respect to December 31, 2001 and to amend the required ratio downward for the remainder of 2002.

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

Our consolidated financial statements as of, and for, each of the three years in the period ended December 31, 2001 were audited by Arthur Andersen LLP. On June  15, 2002, Arthur Andersen was convicted on a federal obstruction of justice charge arising from the government's investigation of Enron Corporation. Arthur Andersen has stated publicly that it intends to appeal that conviction, but also that it intends to cease providing auditing services to public companies like Steiner Leisure as of August 31, 2002.

SEC rules require us to present our audited financial statements in various SEC filings, along with Arthur Andersen's consent to our inclusion of its audit report in those filings. However, due to Arthur Andersen no longer having a business presence in their office that provided service to us.  In addition, due to the foregoing and to the upcoming cessation of Arthur Andersen's auditing practice, it is likely that Arthur Andersen will be unable to provide us with consents for the use of its audit report in connection with our future Securities Act filings, or with assurance services with respect to those financial statements, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding this relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on us. Also, the ability of purchasers of securities sold under certain of our registration statements to seek potential recoveries from Arthur Andersen related to any claims that they may assert as a result of the audit performed by Arthur Andersen will be limited significantly both as a result of the absence of a consent and the diminished amount of assets of Arthur Andersen that are, or may in the future, be available to satisfy claims. The registration statements in question are those that include or incorporate by reference financial statements of ours audited by Arthur Andersen, but as to which Arthur Andersen has not consented to such  inclusion or incorporation by reference.

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

10.27	Lease agreement dated January 23, 2001 by and among Elemis Limited and Harrow Weald Limited.17
10.28	Consulting agreement dated April 1, 2001 by and among Steiner Education Group, Inc. and Neal Heller.17
10.29	Consulting agreement dated April 1, 2001 by and among FCNH, Inc. and Elizabeth S. Heller.17
21	List of subsidiaries of Steiner Leisure Limited.16
23.2	Consent of Harry B. Sands, Lobosky and Company.16
99.1	Letter regarding representations from Arthur Andersen LLP.16

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

16Previously filed with annual report on Form 10-K/A for the year ended December 31, 2001.

17Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2002.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E.WARSHAW Clive E. Warshaw	Chairman of the Board	June 20, 2002
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	June 20, 2002
/s/ GLENN J. FUSFIELD Glenn J. Fusfield	Senior Vice President and Chief Operating Officer	June 20, 2002

/s/ CARL S. ST. PHILIP, JR Carl S. St. Philip, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 20, 2002
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	June 20, 2002
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	June 20, 2002
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	June 20, 2002
/s/ STEVEN J. PRESTON Steven J. Preston	Director	June 20, 2002

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