Form 10-Q
period 2002-06-30
STEINER LEISURE LTD
filed 2002-08-14
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,846,516 (gross of 1,866,406 treasury shares) shares as of August 7, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	June 30,
	2001	2002
CURRENT ASSETS:		(Unaudited)
Cash and cash equivalents	$10,242,000	$10,395,000
Marketable securities	515,000	--
Accounts receivable, net	8,044,000	9,938,000
Accounts receivable - students, net	6,161,000	4,308,000
Inventories	15,528,000	16,872,000
Other current assets	5,604,000	6,690,000
Total current assets	46,094,000	48,203,000
PROPERTY AND EQUIPMENT, net	58,145,000	60,191,000
GOODWILL, net	68,556,000	40,846,000
OTHER ASSETS:
Intangible assets, net	8,815,000	7,447,000
Deferred financing costs, net	1,551,000	1,348,000
Other	2,268,000	2,418,000
Total other assets	12,634,000	11,213,000
Total assets	$185,429,000	$160,453,000
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,160,000	$5,061,000
Accrued expenses	13,655,000	13,969,000
Current portion of long-term debt	14,488,000	17,375,000
Current portion of capital lease obligations	275,000	286,000
Current portion of deferred tuition revenue	6,327,000	4,416,000
Gift certificate liability	4,508,000	4,815,000
Income taxes payable	1,513,000	1,325,000
Total current liabilities	48,926,000	47,247,000
LONG-TERM DEBT, net of current portion	32,314,000	29,730,000
CAPITAL LEASE OBLIGATIONS, net of current portion	583,000	449,000
LONG-TERM DEFERRED TUITION REVENUE	97,000	67,000
MINORITY INTEREST	3,863,000	4,621,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
17,631,000 shares issued in 2001 and 17,847,000
shares issued in 2002	176,000	178,000
Additional paid-in capital	32,105,000	34,129,000
Accumulated other comprehensive loss	(974,000)	(88,000)
Retained earnings	97,710,000	73,491,000
Treasury shares, at cost, 1,866,000 shares in 2001 and 2002	(29,371,000)	(29,371,000)
Total shareholders' equity	99,646,000	78,339,000
Total liabilities and shareholders' equity	$185,429,000	$160,453,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
REVENUES:
Services	$26,948,000	$44,873,000	$53,040,000	$87,336,000
Products	15,545,000	19,824,000	30,477,000	38,606,000
Total revenues	42,493,000	64,697,000	83,517,000	125,942,000

COST OF SALES:
Cost of services	20,541,000	37,947,000	40,269,000	73,686,000
Cost of products	11,621,000	14,992,000	22,770,000	29,166,000
Total cost of sales	32,162,000	52,939,000	63,039,000	102,852,000

Gross profit	10,331,000	11,758,000	20,478,000	23,090,000

OPERATING EXPENSES:
Administrative	2,161,000	3,632,000	4,315,000	7,067,000
Salary and payroll taxes	2,141,000	3,822,000	4,264,000	7,754,000
Goodwill amortization	185,000	--	370,000	--
Total operating expenses	4,487,000	7,454,000	8,949,000	14,821,000

Income from operations	5,844,000	4,304,000	11,529,000	8,269,000

OTHER INCOME (EXPENSE):
Interest income	452,000	25,000	972,000	73,000
Interest expense	(6,000)	(1,016,000)	(6,000)	(1,944,000)
Other	--	(15,000)	--	15,000
Total other income (expense)	446,000	(1,006,000)	966,000	(1,856,000)

Income before provision for income taxes,
minority interest, equity investment
and cumulative effect of a change
in accounting principle	6,290,000	3,298,000	12,495,000	6,413,000

PROVISION FOR INCOME TAXES	277,000	198,000	573,000	375,000

Income before minority interest, equity
investment and cumulative effect of a
change in accounting principle	6,013,000	3,100,000	11,922,000	6,038,000

MINORITY INTEREST	--	(251,000)	(8,000)	(758,000)

INCOME IN EQUITY INVESTMENT	--	66,000	--	145,000

Income before cumulative effect of a
change in accounting principle	6,013,000	2,915,000	11,914,000	5,425,000

CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE	--	--	--	(29,644,000)

Net income (loss)	$6,013,000	$2,915,000	$11,914,000	$(24,219,000)

Continued

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
INCOME (LOSS) PER SHARE-BASIC:

Income before cumulative effect of a
change in accounting principle	$0.41	$0.18	$0.81	$0.34
Cumulative effect of a change in
accounting principle	--	--	--	(1.87)
	$0.41	$0.18	$0.81	$(1.53)

INCOME (LOSS) PER SHARE-DILUTED:

Income before cumulative effect of a
change in accounting principle	$0.40	$0.18	$0.78	$0.33
Cumulative effect of a change in
accounting principle	--	--	--	(1.80)
	$0.40	$0.18	$0.78	$(1.47)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(Unaudited)
	Six Months Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,914,000	$(24,219,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Cumulative effect of a change in accounting principle	--	29,644,000
Depreciation and amortization	1,150,000	4,381,000
Provision for doubtful accounts	86,000	442,000
Income in equity interest	--	(145,000)
Minority interest	8,000	758,000
(Increase) decrease in-
Accounts receivable	732,000	(153,000)
Inventories	(1,317,000)	(974,000)
Other current assets	(987,000)	(1,675,000)
Other assets	(1,447,000)	105,000
Increase (decrease) in-
Accounts payable	(947,000)	(3,218,000)
Accrued expenses	122,000	245,000
Deferred tuition revenue	(264,000)	(1,941,000)
Gift certificate liability	--	307,000
Income taxes payable	(31,000)	(219,000)
Net cash provided by operating activities	9,019,000	3,338,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	3,073,000	515,000
Proceeds from sale of marketable securities	753,000	--
Capital expenditures	(5,508,000)	(4,995,000)
Proceeds from the sale of fixed assets	4,969,000	--
Advances and deposits related to acquisitions	(15,174,000)	--
Acquisitions, net of cash acquired	--	(971,000)
Net cash used in investing activities	(11,887,000)	(5,451,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	--	6,683,000
Payments on long-term debt	--	(6,380,000)
Payments on capital lease obligations	--	(123,000)
Purchases of treasury shares	(3,225,000)	--
Debt issuance costs	--	(134,000)
Net proceeds from stock option exercises	26,000	2,026,000
Net cash provided by (used in) financing activities	(3,199,000)	2,072,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,000)	194,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(6,093,000)	153,000
CASH AND CASH EQUIVALENTS, beginning of period	31,020,000	10,242,000
CASH AND CASH EQUIVALENTS, end of period	$24,927,000	$10,395,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for-

Interest	$6,000	$1,721,000
Income taxes	$611,000	$137,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company's other filings with the SEC.
(2)	ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company" or "Steiner Leisure") is a worldwide provider of spa services. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

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

On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Effective March 1, 2002, the Company's equity interest in Mandara Spa LLC was increased to 80%. Mandara Spa operates spas in more than 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silverseas Cruises, Norwegian Cruise Line and Orient Lines.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and related entities, which assets, collectively, constitute 11 luxury day spas located at various locations within the United States, and include the "Greenhouse" mark. Additionally, on July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates six day spas located in California.

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

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill arising prior to July 1, 2001 was amortized on a straight-line basis over its estimated useful life of 20 years. Prior to the adoption of SFAS 142, the Company continually evaluated intangible assets and other long-lived assets for impairment whenever circumstances indicated that carrying amounts may not be recoverable. When factors indicated that the assets acquired in a purchase business combination and the related goodwill may be impaired, the Company recognizes an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) were less than the carrying value of the related asset.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, did not have a significant impact on the Company's financial position or results of operations. All intangible assets other than goodwill acquired and assigned value in connection with pre-July 2001 acquisitions meet the recognition criteria specified by SFAS 141, and therefore will continue to be amortized over their estimated useful lives.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. During the second quarter, the Company completed its assessment of its intangible assets and has written-off $29.6 million of intangible assets. An independent valuation firm was used to perform the test. These intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

The following pro forma information presents net income and basic and diluted earnings per share, adjusted to exclude amounts no longer being amortized, as if the adoption of SFAS No. 142 had occurred on January 1, 2001:

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Net income	$6,198,000	$12,284,000
Basic earnings per share	0.42	0.83
Diluted earnings per share	0.41	0.81

(c)	Income Taxes

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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The majority of the Company's income is generated outside of the United States. The transaction gains (losses) reflected in administrative expenses were approximately $(252,000) and ($30,000) for the three months ended June 30, 2001 and 2002, respectively, and approximately $(175,000) and $76,000 for the six months ended June 30, 2001 and 2002, respectively.
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

Three Months Ended June 30,	Six Months Ended June 30,

	2001	2002	2001	2002
Weighted average shares outstanding used in
Calculating basic earnings per share	14,763,000	15,957,000	14,763,000	15,886,000
Dilutive common share equivalents	426,000	445,000	478,000	549,000
Weighted average common and common equivalent
Shares used in calculating diluted earnings per share	15,189,000	16,402,000	15,241,000	16,435,000
Options outstanding which are not included in the
Calculation of diluted earnings per share because
Their impact is antidilutive	1,081,000	1,301,000	1,004,000	1,317,000

During the second quarter, 5,700 stock options of the Steiner Education Group, Inc. 1999 Stock Option Plan were considered to be dilutive common share equivalents. As a result, the numerator used in calculating earnings per share has been reduced by $20,000 and $41,000 for the three and six months ended June 30, 2002, respectively. In 2001, their impact was anti-dilutive.

(f)	Recently Adopted Accounting Pronouncement

In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's consolidated results of operations or financial position.

(4)	ACQUISITIONS:

On July 3, 2001, the Company purchased a 60% equity interest in Mandara Spa. The Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The selling parties have guaranteed certain income levels for an eighteen month period. If the income levels are not achieved, then amounts owed on the subordinated debt are reduced on a pro rata basis. As the subordinated debt is considered contingent consideration, it has not been reflected in the condensed consolidated balance sheet. Effective March 1, 2002, the Company acquired an additional 20% interest in Mandara Spa LLC for consideration of approximately $7.3 million.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. The Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million of, and 200,000 common shares options can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc. The Company paid $5.5 million in cash and assumed $1.8 million of subordinated indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

Unaudited pro forma consolidated results of operations assuming the acquisitions had occurred at the beginning of the period presented is as follows:

Six Months Ended June 30, 2001

Revenues	$108,003,000
Net income	3,949,000
Basic earnings per share	0.26
Diluted earnings per share	0.25

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

On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive loss and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

The Company's interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $298,000 in accumulated other comprehensive loss as of June 30, 2002. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. In connection with the interest rate swap, approximately $382,000 in losses are expected to be reclassified into earnings within the next 12 months.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	June 30,
	2001	2002

Operative commissions	$1,601,000	$1,797,000
Minimum line commissions	5,504,000	3,919,000
Payroll and bonuses	1,038,000	1,686,000
Rent	--	875,000
Florida College earn-out	750,000	--
Interest	354,000	467,000
Other	4,408,000	5,225,000
Total	$13,655,000	$13,969,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	June 30,
	2001	2002

Term loan	$37,659,000	$31,347,000
Revolving loan	3,500,000	9,796,000
Note payable	4,100,000	4,100,000
Due to former shareholder	1,170,000	1,211,000
Other debt	373,000	651,000
Total long-term debt	46,802,000	47,105,000
Less: current portion	(14,488,000)	(17,375,000)
Long-term debt, net of current portion	$32,314,000	$29,730,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions (see Note 4), and borrowings under the revolving facility have been used for working capital needs. The maturity date of the revolving and term loans is July 2, 2004. The interest rate as of June 30, 2002 was 5.55% for the term loan and the revolver. As of June 30, 2002, there was no availability under the revolving facility.

The credit agreement contains customary, negative and financial and other affirmative covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.

The note payable is due to the minority interest owner of Mandara Spa. The note bears interest at 9%, has interest payments due quarterly and matures on January 2, 2005.

The amount due to former shareholder totals $1,211,000 net of a discount of $39,000. The amount due is non-interest bearing and, as a result, is discounted using an interest rate of 7%. Payments of $313,000 are due over four equal quarterly installments beginning on June 30, 2002.

All of the long-term debt is denominated in US dollars.
(8)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

Three Months Ended June 30,		Six Months Ended June 30,

2001	2002	2001	2002

Net income (loss)	$6,013,000	$2,915,000	$11,914,000	$(24,219,000)
Unrealized gain on marketable
securities, net of income taxes	--	--	24,000	--
Unrealized gain (loss) on interest rate
swap, net of income taxes	--	(121,000)	--	25,000
Foreign currency translation adjustments,
net of income taxes	(48,000)	493,000	(412,000)	861,000
Comprehensive income (loss)	$5,965,000	$3,287,000	$11,526,000	$(23,333,000)

(9)	SEGMENT INFORMATION:

Information about the Resort and Maritime Operations, Schools and Day Spas segments for the three and six months ended June 30, 2001 and 2002, is as follows:

Three Months Ended June 30,		Six Months Ended June 30,

2001	2002	2001	2002

Revenues:
Resort and Maritime Operations	$38,510,000	$55,791,000	$75,616,000	$108,552,000
Schools	3,983,000	4,224,000	7,901,000	8,501,000
Day Spas	--	4,682,000	--	8,889,000
	$42,493,000	$64,697,000	$83,517,000	$125,942,000
Operating Income:
Resort and Maritime Operations	$5,606,000	$6,740,000	$10,856,000	$13,183,000
Schools	238,000	356,000	673,000	748,000
Day Spas	--	(2,792,000)	--	(5,662,000)
	$5,844,000	$4,304,000	$11,529,000	$8,269,000

	December 31,	June 30,
	2001	2002

Identifiable Assets:
Resort and Maritime Operations	$111,003,000	$119,130,000
Schools	25,081,000	21,787,000
Day Spas	49,345,000	19,536,000
	$185,429,000	$160,453,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure Limited is a worldwide provider of spa services. We sell our services and products to cruise passengers and, commencing in July 2001, at day and resort spas primarily in the United States, the Caribbean, the Pacific and Asia. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. We also sell our services and products through land-based channels. From February 1999 through January 2001, we offered services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer our services and products at the Atlantis Spa. Also, in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (currently comprised of four campuses) in Maryland, Pennsylvania and Virginia. In November 2001, we began operating a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. In April 2002, we began operating a luxury spa facility at the Mohegan Sun Casino in Uncasville, CT.

In July 2001, the Company completed the acquisitions of Mandara Spa (July 3, 2001), GH Day Spas, Inc. (July 12, 2001) and DK Partners, Inc. (July 31, 2001). These transactions were accounted for under the purchase method and accordingly, our financial results include the results of the acquired entities subsequent to their acquisitions.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for the first half of 2002 was not subject to taxes in the United States or other jurisdictions. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, are subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services) Steiner Day Spas, Inc. and Greenhouse Day Spa Group Inc. (which run our day spas through their subsidiaries), Steiner Spa Resorts (Nevada), Inc. (which runs the spa at the Aladdin Resort), Steiner Spa Resorts (Connecticut), Inc. (which runs the spa at the Mohegan Sun Casino) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Steiner Spa Limited and Steiner Spa Asia Limited own an 80% and 60% partnership interest in Mandara Spa LLC and Mandara Spa Asia Limited, respectively. These subsidiaries pay taxes in certain taxable jurisdictions.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues payable to the cruise lines and/or, as the case may be, the amount of minimum annual commissions over the terms of such agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements. In general, Steiner Leisure has experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. At certain properties, leasehold improvements are amortized over the lease term which includes renewal periods, at our option, that were considered significant to the continuation of the Company's operations and to the existence of leasehold improvements whose value would be impaired by the Company discontinuing use of the leased property. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

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

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002. We had recorded approximately $370,000 of amortization on these amounts for the six months ended June 30, 2001 and would have recorded approximately $370,000 of amortization during the same period in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. During the second quarter, the Company completed its assessment of its intangible assets and has written-off $29.6 million of intangible assets. Those intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. As of June 30, 2002, we had unamortized goodwill and intangibles of $48.3 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $11.9 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, did not have a significant impact on the Company's financial position or results of operations. All intangible assets other than goodwill acquired and assigned value in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141, and therefore will continue to be amortized over their estimated useful lives.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. During the second quarter, the Company completed its assessment of its intangible assets and has written-off $29.6 million of intangible assets. An independent valuation firm was used to perform the test. Those intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

Three Months Ended June 30,		Six Months Ended June 30,

2001	2002	2001	2002

Revenues: Services	63.4%	69.4%	63.5%	69.3%
Products	36.6	30.6	36.5	30.7
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Cost of services	48.3	58.7	48.2	58.5
Cost of products	27.4	23.1	27.3	23.2
Total cost of sales	75.7	81.8	75.5	81.7
Gross profit	24.3	18.2	24.5	18.3
Operating expenses:
Administrative	5.1	5.6	5.2	5.6
Salary and payroll taxes	5.0	5.9	5.1	6.2
Goodwill amortization	0.4	0.0	0.4	0.0
Total operating expenses	10.5	11.5	10.7	11.8
Income from operations	13.8	6.7	13.8	6.5
Other income (expense):
Interest expense	0.0	(1.6)	0.0	(1.5)
Other	1.1	0.0	1.2	0.1
Total other income (expense)	1.1	(1.6)	1.2	(1.4)
Income before provision for income taxes, minority interest, income in equity investment and cumulative effect of a change in accounting principle	14.9	5.1	15.0	5.1
Provision for income taxes	0.7	0.3	0.7	0.3
Income before minority interest, income in equity investment and cumulative effect of a change in accounting principle	14.2	4.8	14.3	4.8
Minority interest and income in equity investment	0.0	(0.3)	0.0	(0.5)
Income before cumulative effect of a change in accounting principle	14.2	4.5	14.3	4.3
Cumulative effect of a change in accounting principle	0.0	0.0	0.0	(23.5)
Net income (loss)	14.2%	4.5%	14.3%	(19.2)%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues. Revenues increased approximately 52.3%, or $22.2 million, to $64.7 million in the second quarter of 2002 from $42.5 million in the second quarter of 2001. Of this increase, $17.9 million was attributable to an increase in services revenues and $4.3 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to our new land-based operations acquired in July 2001 and to an average of eight additional spa ships in service in the second quarter of 2002 compared to the second quarter of 2001. We had an average of 1,159 shipboard staff members in service in the second quarter of 2002 compared to an average of 1,085 shipboard staff members in service in the second quarter of 2001. Revenues per shipboard staff per day increased by 8.1% to $389 in the second quarter of 2002 from $360 in the second quarter of 2001.

Cost of Services. Cost of services increased $17.4 million from $20.5 million in the second quarter of 2001 to $37.9 million in the second quarter of 2002. Cost of services as a percentage of services revenue increased to 84.6% in the second quarter of 2002 from 76.2% in the second quarter of 2001. These increases were due to the higher cost of services incurred in our new day spa operations and increases in commissions allocable on cruise ships covered by agreements that provide for increases in payments in 2002 compared to 2001.

Cost of Products. Cost of products increased $3.4 million from $11.6 million in the second quarter of 2001 to $15.0 million in the second quarter of 2002. Cost of products as a percentage of products revenue increased to 75.6% in the second quarter of 2002 from 74.8% in the second quarter of 2001. This increase was primarily due to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in payments in 2002 compared to 2001.

Operating Expenses. Operating expenses increased $3.0 million from $4.5 million in the second quarter of 2001 to $7.5 million in the second quarter of 2002. Operating expenses as a percentage of revenues increased to 11.5% in the second quarter of 2002 from 10.6% in the second quarter of 2001. These increases were due to the operating expenses and intangible amortization at our newly acquired resort spa and day spa operations which were not owned by us during the second quarter of 2001. These increases were partially offset by a decrease in goodwill amortization as a result of the impact of a new accounting principle.

Other Income (Expense). Other income (expense) decreased $1.4 million from income of $.4 million in the second quarter of 2001 to expense of $1.0 million in second quarter of 2002. The decrease in other income (expense) was due to the increase in interest expense in 2002 as a result of our debt financing obligations, pursuant to a credit agreement which we entered into in connection with our July 2001 acquisitions, which was not in place in during the second quarter of 2001.

Provision for Income Taxes. Provision for income taxes decreased $.1 million from $.3 million in the second quarter of 2001 to $.2 million in the second quarter of 2002. The provision for income taxes increased to an overall effective rate of 6.0% in the second quarter of 2002 from an overall effective rate of 4.4% for the second quarter of 2001 primarily due to the income earned in jurisdictions that tax our income being greater than our income earned in jurisdictions that do not tax our income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Revenues increased approximately 50.8%, or $42.4 million, to $125.9 million for the six months ended June 30, 2002 from $83.5 million for the six months ended June 30, 2001. Of this increase, $34.3 million was attributable to an increase in services revenues and $8.1 million was attributable to an increase in products revenues. The increase in revenues in the first half of 2002 was primarily attributable to our new land-based operations acquired in July 2001 and to an average of nine additional spa ships in service. We had an average of 1,152 shipboard staff members in service during the six months ended June 30, 2002 compared to an average of 1,070 shipboard staff members during the six months ended June 30, 2001. Revenues per shipboard staff per day increased by 7.5% to $386 in the first half of 2002 compared to the comparable period of 2001.

Cost of Services. Cost of services increased $33.4 million from $40.3 million for the six months ended June 30, 2001 to $73.7 million for the six months ended June 30, 2002. Cost of services as a percentage of services revenue increased to 84.4% during the six months ended June 30, 2002 from 75.9% during the six months ended June 30, 2001. These increases were due to the higher cost of services incurred in our new day spa operations and increases in commissions allocable on cruise ships covered by agreements that provide for increases in payments in the first half of 2002 compared to the same period in the prior year.

Cost of Products. Cost of products increased $6.4 million from $22.8 million for the six months ended June 30, 2001 to $29.2 million for the six months ended June 30, 2002. Cost of products as a percentage of products revenue increased to 75.5% during the six months ended June 30, 2002 from 74.7% during the six months ended June 30, 2001. This increase was primarily due to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in payments in the first half of 2002 compared to the same period in the prior year.

Operating Expenses. Operating expenses increased $5.9 million from $8.9 million for the six months ended June 30, 2001 to $14.8 million for the six months ended June 30, 2002. Operating expenses as a percentage of revenues increased to 11.8% in the first half of 2002 from 10.7% in the first half of 2001. These increases were due to the operating expenses and intangible amortization at our newly acquired resort spa and day spa operations which were not owned by us during the first half of 2001. These increases are partially offset by a decrease in goodwill amortization as a result of the impact of a new accounting principle.

Other Income (Expense). Other income (expense) decreased $2.9 million from income of $1.0 million for the six months ended June 30, 2001 to expense of $1.9 million for the six months ended June 30, 2002. The decrease in other income (expense) was due to the increase in interest expense in the first half of 2002 as a result of our debt financing obligations, pursuant to a credit agreement which we entered into in connection with our July 2001 acquisitions, which was not in place in during the first half of 2001.

Provision for Income Taxes. Provision for income taxes decreased $.3 million from $.6 million for the six months ended June 30, 2001 to $.3 million for the six months ended 2002. The provision for income taxes increased to an overall effective rate of 5.8% for the first half of 2002 from an overall effective rate of 4.6% for the first half of 2001 primarily due to the income earned in jurisdictions that tax our income being greater than our income earned in jurisdictions that do not tax our income.

Cumulative Effect of a Change in Accounting Principle. During the second quarter, in accordance with SFAS 142 the Company has written-off $29.6 million in intangible assets. These intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and the DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

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

Liquidity and Capital Resources

Cash flows from operating activities during the first six months of 2002 was $3.3 million compared to $9.0 million for the first six months of 2001.

Steiner Leisure had working capital of approximately $1.0 million at June 30, 2002 compared to a deficit of $(2.8) million at December 31, 2001.

In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $5.0 million from the operator of the Atlantis Resort and did not recognize any gain or loss. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas (described below), we began again to offer products and services at the Atlantis Spa.

On October 19, 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. That luxury spa opened in November 2001. The term of the lease of the facilities is 15 years with a five-year renewal option if certain sales levels are achieved. The build-out of the luxury spa cost approximately $13.1 million. The build-out was funded from our working capital and a term loan. The operator of the Aladdin Resort and Casino has filed for protection under Chapter 11 of the Bankruptcy Code and continues to conduct its operations. The Company has taken steps in the bankruptcy court to protect its leasehold interest at the resort. We cannot assure you that the Company's operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankruptcy filing.

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

In connection with the Mandara Spa acquisition, the Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equityholders have guaranteed certain income levels for an 18-month period. If the income levels are not achieved, then, amounts owed on the subordinated debt are reduced on a pro rata basis. We issued to the selling equityholders subordinated notes in the aggregate principal amount of $7.0 million, and which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia Limited (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa LLC (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Spa Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara-Asia Notes accrues, and is payable, quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to Steiner Leisure by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes are not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to Steiner Leisure, Steiner Leisure has not recorded any purchase price (goodwill) related to the Notes. When the contingency is resolved, the settlement amount of the Notes and related interest, if any, will be recorded as a component of purchase price.

After our acquisition of Mandara Spa we incurred approximately $7.3 million from July 2001 through March 31, 2002 in connection with the completion of the build-out of certain luxury spa facilities to be operated under the Mandara name.

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

In order to finance these acquisitions, in July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility have been used for working capital needs. As of June 30, 2002, $31.3 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At June 30, 2002, the effective rates on the term loan and revolving facility were approximately 5.55%. As of June 30, 2002, there was no availability under the revolving facility as the remaining balance has been utilized to support various letters of credit.

The credit agreement contains customary negative and financial and other affirmative covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.

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

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $298,000 in accumulated other comprehensive loss as of June 30, 2002.

We believe that cash generated from operations will be sufficient to satisfy the cash required to operate our business for the next twelve months. To the extent that general economic conditions deteriorate, there is a significant slow-down in travel or there is another terrorist attack or other national or international crisis, our business could be materially adversely affected and cash generated from operations may not satisfy the cash required to operate our business. In that case we would need outside financing which may not be available on commercially acceptable terms or at all.

Inflation and Economic Conditions

Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a number of cruise passengers reside, could have a material effect on the cruise industry upon which we are dependent. The current softness of the economy in North America and elsewhere and industry analysts concerns with respect to over-capacity could have a material adverse effect on our business, results of operation and financial condition.

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

Such forward-looking statements relate to management's belief that cash generated from our operations will be sufficient to satisfy the cash required to operate our business,  the extent of the taxability of our income, and reclassification of certain losses in connection with our hedge transaction.

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

  economic downturns, terrorist attacks or other national or international crisis that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001;

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

  weakness of the U.S. dollar against other currencies;

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

We assume no duty to update any forward-looking statements. The risks to which we are subject are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and our Registration Statement on Form S-3 (No. 333-76436) filed with the Securities and Exchange Commission.

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

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of $298,000 in accumulated other comprehensive loss as of June 30, 2002.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2001, the landlord from whom we rent the space for our Greenhouse Day Spa in New York City informed us that it was terminating our lease for that property. In response, in October 2001, we filed a request for an injunction in the Supreme Court of New York, seeking to prevent that termination. The landlord's action was based on the landlord's claim that the assignment to us of the lease in connection with our acquisition of the Greenhouse Day Spas in July 2001 was improper. The injunction request was denied, so the action is currently pending and we continue to operate that spa on the premises in question. While we believe that we have valid defenses to the landlord's action, we cannot assure you that we will prevail in this action. If the court rules in favor of the landlord in this action, we could be required to vacate our New York Greenhouse Spa premises. Alternatively, we may be required, as a result of a settlement with the landlord or otherwise, to increase the amount of rent payable to the landlord. In either of these events our Greenhouse Day Spa operations could be materially, adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 20, 2002. At the Annual Meeting, the following matter was considered and voted upon:

Leonard Fluxman, Michele Steiner Warshaw and Steven J. Preston were elected as directors based on the results of the vote indicated below, and the terms of office of the following directors continued after the Annual Meeting: Clive E. Warshaw, Charles D. Finkelstein and Jonathan D. Mariner. The votes cast with respect to the election of Mrs. Warshaw, Messers. Fluxman and Preston were as follows: 11,004,112 shares were voted for the election of each of the nominees and 120,998 shares were voted against the election of each of the nominees.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
99.1 Certification of Chief Executive Officer
99.2 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K, dated June 6, 2002 (filed June 6, 2002), Item 4, reporting that Steiner Leisure Limited had dismissed Arthur Andersen LLP as independent auditors and engaged Ernst & Young LLP as its independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer

/s/ Glenn J. Fusfield
Glenn J. Fusfield Senior Vice President and Chief Operating Officer

/s/ Carl S. St. Philip
Carl S. St. Philip Senior Vice President and Chief Financial Officer