Form 10-Q
period 2002-09-30
STEINER LEISURE LTD
filed 2002-11-14
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,846,516 (including 1,866,406 treasury shares) shares as of November 7, 2002

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	September 30,
	2001	2002
CURRENT ASSETS:		(Unaudited)
Cash and cash equivalents	$10,242,000	$13,662,000
Marketable securities	515,000	--
Accounts receivable, net	8,044,000	10,303,000
Accounts receivable - students, net	6,161,000	5,659,000
Inventories	15,528,000	17,509,000
Other current assets	5,604,000	7,881,000
Total current assets	46,094,000	55,014,000
PROPERTY AND EQUIPMENT, net	58,145,000	58,761,000
GOODWILL, net	68,556,000	40,846,000
OTHER ASSETS:
Intangible assets, net	8,815,000	7,271,000
Deferred financing costs, net	1,551,000	1,260,000
Other	2,268,000	2,516,000
Total other assets	12,634,000	11,047,000
Total assets	$185,429,000	$165,668,000
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,160,000	$6,757,000
Accrued expenses	13,655,000	15,317,000
Current portion of long-term debt	14,488,000	17,720,000
Current portion of capital lease obligations	275,000	202,000
Current portion of deferred tuition revenue	6,327,000	5,888,000
Gift certificate liability	4,508,000	4,758,000
Income taxes payable	1,513,000	1,899,000
Total current liabilities	48,926,000	52,541,000
LONG-TERM DEBT, net of current portion	32,314,000	24,956,000
CAPITAL LEASE OBLIGATIONS, net of current portion	583,000	449,000
LONG-TERM DEFERRED TUITION REVENUE	97,000	90,000
MINORITY INTEREST	3,863,000	5,083,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
17,631,000 shares issued in 2001 and 17,847,000
shares issued in 2002	176,000	178,000
Additional paid-in capital	32,105,000	34,129,000
Accumulated other comprehensive income (loss)	(974,000)	82,000
Retained earnings	97,710,000	77,531,000
Treasury shares, at cost, 1,866,000 shares in 2001 and 2002	(29,371,000)	(29,371,000)
Total shareholders' equity	99,646,000	82,549,000
Total liabilities and shareholders' equity	$185,429,000	$165,668,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
REVENUES:
Services	$39,938,000	$48,421,000	$92,978,000	$135,757,000
Products	18,156,000	21,956,000	48,635,000	60,562,000
Total revenues	58,094,000	70,377,000	141,613,000	196,319,000

COST OF SALES:
Cost of services	32,443,000	40,593,000	72,712,000	114,278,000
Cost of products	13,651,000	16,578,000	36,421,000	45,744,000
Total cost of sales	46,094,000	57,171,000	109,133,000	160,022,000

Gross profit	12,000,000	13,206,000	32,480,000	36,297,000

OPERATING EXPENSES:
Administrative	2,999,000	3,668,000	7,314,000	10,734,000
Salary and payroll taxes	4,285,000	3,836,000	8,549,000	11,590,000
Goodwill amortization	186,000	--	556,000	--
Total operating expenses	7,470,000	7,504,000	16,419,000	22,324,000

Income from operations	4,530,000	5,702,000	16,061,000	13,973,000

OTHER INCOME (EXPENSE):
Interest income	173,000	23,000	1,145,000	96,000
Interest expense	(958,000)	(966,000)	(964,000)	(2,910,000)
Other	--	--	--	15,000
Total other income (expense)	(785,000)	(943,000)	181,000	(2,799,000)

Income before provision for income taxes,
minority interest, equity investment
and cumulative effect of a change
in accounting principle	3,745,000	4,759,000	16,242,000	11,174,000

PROVISION FOR INCOME TAXES	108,000	348,000	681,000	723,000

Income before minority interest, equity
investment and cumulative effect of a
change in accounting principle	3,637,000	4,411,000	15,561,000	10,451,000

MINORITY INTEREST	(22,000)	(461,000)	(30,000)	(1,220,000)

INCOME IN EQUITY INVESTMENT	--	88,000	--	234,000

Income before cumulative effect of a
change in accounting principle	3,615,000	4,038,000	15,531,000	9,465,000

CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE	--	--	--	(29,644,000)

Net income (loss)	$3,615,000	$4,038,000	$15,531,000	$(20,179,000)

Continued

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
INCOME (LOSS) PER SHARE-BASIC:

Income before cumulative effect of a
change in accounting principle	$0.23	$0.25	$1.03	$0.59
Cumulative effect of a change in
accounting principle	--	--	--	(1.86)
	$0.23	$0.25	$1.03	$(1.27)

INCOME (LOSS) PER SHARE-DILUTED:

Income before cumulative effect of a
change in accounting principle	$0.22	$0.25	$0.99	$0.58
Cumulative effect of a change in
accounting principle	--	--	--	(1.82)
	$0.22	$0.25	$0.99	$(1.24)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(Unaudited)
	Nine Months Ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,531,000	$(20,179,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
net cash provided by operating activities -
Cumulative effect of a change in accounting principle	--	29,644,000
Depreciation and amortization	3,105,000	6,793,000
Provision for doubtful accounts	129,000	729,000
Income in equity investment	--	(234,000)
Minority interest	30,000	1,220,000
(Increase) decrease in-
Accounts receivable	(113,000)	(1,963,000)
Inventories	(2,799,000)	(1,411,000)
Other current assets	(1,742,000)	(2,325,000)
Other assets	(2,572,000)	(447,000)
Increase (decrease) in-
Accounts payable	(551,000)	(1,634,000)
Accrued expenses	2,819,000	1,575,000
Deferred tuition revenue	1,126,000	(446,000)
Gift certificate liability	(148,000)	250,000
Income taxes payable	332,000	342,000
Net cash provided by operating activities	15,147,000	11,914,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	3,073,000	515,000
Proceeds from sale of marketable securities	753,000	--
Capital expenditures	(14,672,000)	(5,540,000)
Proceeds from the sale of fixed assets	4,969,000	--
Acquisitions, net of cash acquired	(62,071,000)	(971,000)
Net cash used in investing activities	(67,948,000)	(5,996,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	45,000,000	6,683,000
Payments on long-term debt	(4,643,000)	(10,809,000)
Payments on capital lease obligations	(50,000)	(207,000)
Purchases of treasury shares	(3,225,000)	--
Debt issuance costs	(1,839,000)	(248,000)
Net proceeds from stock option exercises	3,765,000	2,026,000
Net cash provided by (used in) financing activities	39,008,000	(2,555,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(63,000)	57,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(13,856,000)	3,420,000
CASH AND CASH EQUIVALENTS, beginning of period	31,020,000	10,242,000
CASH AND CASH EQUIVALENTS, end of period	$17,164,000	$13,662,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for-

Interest	$740,000	$2,456,000
Income taxes	$611,000	$871,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

In February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas (the "Atlantis Spa"). In connection with the operation of the spa, the Company paid the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. In December 2000, Kerzner International Bahamas Limited, formerly known as Sun International Bahamas Limited ("Kerzner"), the operator of the Atlantis Resort, exercised its option to buy out the remaining term of the Company's lease. Effective January 31, 2001, the Company no longer offered its services and products at the Atlantis Spa. The Company received $5.0 million from Kerzner as consideration for the leasehold improvements made by the Company and did not recognize any gain or loss in connection with the buy-out. Commencing in July 2001, with the acquisition of a 60% interest in Mandara Spa LLC, the Company again began to offer services and products at the Atlantis Spa.

On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Effective March 1, 2002, the Company's equity interest in Mandara Spa LLC was increased to approximately 80%. Mandara Spa operates spas in more than 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and related entities, which assets, collectively, constitute 11 luxury day spas located at various locations within the United States, and include the "Greenhouse" mark. Additionally, on July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operates four day spas located in California.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. The Company's acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, did not have a significant impact on the Company's financial position or results of operations. All intangible assets acquired, other than goodwill, and assigned value in connection with pre-July 2001 acquisitions meet the recognition criteria specified by SFAS 141, and therefore will continue to be amortized over their estimated useful lives.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. During the second quarter, the Company completed its assessment of its intangible assets and has written-off $29.6 million of intangible assets. An independent valuation firm was used to perform the assessment. These intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

The following pro forma information presents net income and basic and diluted earnings per share, adjusted to exclude amounts no longer being amortized, as if the adoption of SFAS 142 had occurred on January 1, 2001:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Net income	$3,801,000	$16,087,000
Basic earnings per share	0.24	1.07
Diluted earnings per share	0.23	1.02

(c)	Income Taxes

The Company files a consolidated tax return for its domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. For any partnership interest, the Company records its allocable share of income, gains, losses, deductions and credits of the partnership.
(d)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The majority of the Company's income is generated outside of the United States. The transaction gains (losses) reflected in administrative expenses were approximately $(87,000) and $(12,000) for the three months ended September 30, 2001 and 2002, respectively, and approximately $(262,000) and $64,000 for the nine months ended September 30, 2001 and 2002, respectively.
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

Three Months Ended September 30,	Nine Months Ended September 30,

	2001	2002	2001	2002
Weighted average shares outstanding used in
calculating basic earnings per share	15,612,000	15,980,000	15,049,000	15,918,000
Dilutive common share equivalents	948,000	81,000	672,000	324,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,560,000	16,061,000	15,721,000	16,242,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is antidilutive	1,030,000	3,249,000	1,348,000	1,840,000

(f)	Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)," which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We intend to implement SFAS 146 no later than January 1, 2003.
(4)	ACQUISITIONS:

On July 3, 2001, the Company purchased a 60% equity interest in Mandara Spa LLC (U.S., Caribbean and Pacific operations) and Mandara Spa Asia Limited (Asian operations). The Company paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The selling parties have guaranteed certain income levels for an eighteen month period. If the income levels are not achieved, then amounts owed on the subordinated debt are reduced on a pro rata basis. As the subordinated debt is considered contingent consideration, it has not been reflected in the condensed consolidated balance sheet. Effective March 1, 2002, the Company acquired an additional approximately 20% interest in Mandara Spa LLC for consideration of approximately $2.9 million in cash.

On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. The Company paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million in cash and 200,000 common share purchase options can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, the Company purchased the shares of DK Partners, Inc. The Company paid $5.5 million in cash and assumed $1.8 million of subordinated indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

Unaudited pro forma consolidated results of operations assuming the acquisitions had occurred at the beginning of the period presented is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Revenues	$58,832,000	$166,838,000
Net income	3,234,000	7,240,000
Basic earnings per share	0.21	0.48
Diluted earnings per share	0.20	0.46

The above pro forma consolidated results of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that would have been reported had the acquisitions been consummated on January 1, 2001, nor are they necessarily indicative of results which will be reported in the future.

(5)	DERIVATIVE FINANCIAL INSTRUMENT:

On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive loss and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

The Company's interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded an unrealized loss of $308,000 in accumulated other comprehensive income (loss) as of September 30, 2002 in connection with the swap transaction. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of unrealized gains and losses that are reported in accumulated other comprehensive income (loss). In connection with the interest rate swap, approximately $355,000 in losses are expected to be reclassified into earnings within the next 12 months.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	September 30,
	2001	2002

Operative commissions	$1,601,000	$1,698,000
Minimum line commissions	5,504,000	4,888,000
Payroll and bonuses	1,038,000	2,378,000
Rent	--	758,000
Florida College earn-out	750,000	--
Interest	354,000	577,000
Other	4,408,000	5,018,000
Total	$13,655,000	$15,317,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	September 30,
	2001	2002

Term loan	$37,659,000	$27,347,000
Revolving loan	3,500,000	9,796,000
Note payable	4,100,000	4,100,000
Due to former shareholder	1,170,000	604,000
Other debt	373,000	829,000
Total long-term debt	46,802,000	42,676,000
Less: current portion	(14,488,000)	(17,720,000)
Long-term debt, net of current portion	$32,314,000	$24,956,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus an amount that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions (see Note 4), and borrowings under the revolving credit facility have been used for working capital needs. The maturity date of the revolving and term loans is July 2, 2004. The interest rate as of September 30, 2002 was 5.35% for the term loan and the revolver. As of September 30, 2002, there was no availability under the revolving facility as the remaining balance has been utilized to support various letters of credit.

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

The amount due to former shareholder, $604,000, is net of a discount of $21,000. The amount due is non-interest bearing and, as a result, is discounted using an interest rate of 7%. Payments of $313,000 are due in two equal installments beginning on December 31, 2002.

All of the long-term debt is denominated in US dollars.
(8)	COMPREHENSIVE INCOME (LOSS):

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2001	2002	2001	2002

Net income (loss)	$3,615,000	$4,038,000	$15,531,000	$(20,179,000)
Unrealized gain (loss) on marketable
securities, net of income taxes	(3,000)	--	21,000	--
Unrealized gain (loss) on interest rate
swap, net of income taxes	(472,000)	(11,000)	(472,000)	14,000
Foreign currency translation adjustments,
net of income taxes	413,000	178,000	1,000	1,042,000
Comprehensive income (loss)	$3,553,000	$4,205,000	$15,081,000	$(19,123,000)

(9)	SEGMENT INFORMATION:

Information about the Resort and Maritime Operations, Schools and Day Spas segments for the three and nine months ended September 30, 2001 and 2002, is as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2001	2002	2001	2002

Revenues:
Resort and Maritime Operations	$51,220,000	$62,423,000	$126,838,000	$170,976,000
Schools	4,037,000	3,612,000	11,938,000	12,113,000
Day Spas	2,837,000	4,342,000	2,837,000	13,230,000
	$58,094,000	$70,377,000	$141,613,000	$196,319,000
Operating Income:
Resort and Maritime Operations	$6,812,000	$8,260,000	$17,670,000	$21,464,000
Schools	57,000	(370,000)	730,000	379,000
Day Spas	(2,339,000)	(2,188,000)	(2,339,000)	(7,870,000)
	$4,530,000	$5,702,000	$16,061,000	$13,973,000

	December 31,	September 30,
	2001	2002

Identifiable Assets:
Resort and Maritime Operations	$111,003,000	$122,664,000
Schools	25,081,000	22,744,000
Day Spas	49,345,000	20,260,000
	$185,429,000	$165,668,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure Limited is a worldwide provider of spa services. We sell our services and products to cruise passengers. We also sell our services and products through land based channels, in particular, commencing in July 2001, at day and resort spas in the United States, the Caribbean, the Pacific and Asia. Payments to cruise lines are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. From February 1999 through January 2001, we offered services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spa, we began again to offer our services and products at the Atlantis Spa. In 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (currently comprised of four campuses) in Maryland, Pennsylvania and Virginia. In November 2001, we began operating a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. In April 2002, we began operating a luxury spa facility at the Mohegan Sun Casino in Uncasville, CT.

In July 2001, we completed the acquisitions of Mandara Spa (July 3, 2001), GH Day Spas, Inc. (July 12, 2001) and DK Partners, Inc. (July 31, 2001). These transactions were accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to their acquisitions.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax the income from Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for the first nine months of 2002 was not subject to taxes in the United States or other jurisdictions. Earnings from Steiner Training and Elemis Limited, our United Kingdom subsidiaries, are subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services) Steiner Day Spas, Inc. and Greenhouse Day Spa Group Inc. (which run our day spas through their subsidiaries), Steiner Spa Resorts (Nevada), Inc. (which runs the spa at the Aladdin Resort), Steiner Spa Resorts (Connecticut), Inc. (which runs the spa at the Mohegan Sun Casino) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Steiner Spa Limited and Steiner Spa Asia Limited own an approximately 80% and a 60% interest in Mandara Spa LLC and Mandara Spa Asia Limited, respectively. These subsidiaries pay taxes in certain taxable jurisdictions.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues payable to the cruise lines and/or, as the case may be, the amount of minimum annual commissions over the terms of such agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the particular property and equipment in question. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. For certain properties, leasehold improvements are amortized over the lease term which includes renewal periods, at our option, that were considered significant to the continuation of our operations and to the existence of leasehold improvements whose value would be impaired by our discontinuing use of the leased property. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

Goodwill

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002. We had recorded approximately $556,000 of amortization on these amounts for the nine months ended September 30, 2001 and would have recorded approximately $556,000 of amortization during the same period in 2002. In lieu of amortization for 2002, we are required to perform an initial impairment review of our goodwill and an annual impairment review thereafter. During the second quarter, we completed our assessment of our intangible assets and wrote-off $29.6 million of intangible assets. Those intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. As of September 30, 2002, we had unamortized goodwill and intangibles of $48.1 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $12.8 million as of September 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. Our acquisitions of Mandara Spa, GH Day Spas, Inc. and DK Partners, Inc. were accounted for under the provisions of SFAS 141. Other than the discontinuation of the amortization of goodwill, adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, did not have a significant impact on our financial position or results of operations. All intangible assets acquired, other than goodwill, and assigned value in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141 and, therefore, will continue to be amortized over their estimated useful lives.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. During the second quarter, we completed our assessment of its intangible assets and has written-off $29.6 million of intangible assets. An independent valuation firm was used to perform the test. Those intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 did not have a material impact on our consolidated results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)," which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We intend to implement SFAS 146 no later than January 1, 2003.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

Three Months Ended September 30,		Nine Months Ended September 30,

2001	2002	2001	2002

Revenues: Services	68.7%	68.8%	65.7%	69.2%
Products	31.3	31.2	34.3	30.8
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Cost of services	55.8	57.7	51.3	58.2
Cost of products	23.5	23.6	25.8	23.3
Total cost of sales	79.3	81.3	77.1	81.5
Gross profit	20.7	18.7	22.9	18.5
Operating expenses:
Administrative	5.1	5.2	5.2	5.5
Salary and payroll taxes	7.4	5.5	6.0	5.9
Goodwill amortization	0.3	0.0	0.4	0.0
Total operating expenses	12.8	10.7	11.6	11.4
Income from operations	7.9	8.0	11.3	7.1
Other income (expense):
Interest expense	(1.7)	(1.4)	(0.7)	(1.5)
Other	0.3	0.0	0.8	0.1
Total other income (expense)	(1.4)	(1.4)	0.1	(1.4)
Income before provision for income taxes, minority interest, income in equity investment and cumulative effect of a change in accounting principle	6.5	6.6	11.4	5.7
Provision for income taxes	0.2	0.5	0.4	0.4
Income before minority interest, income in equity investment and cumulative effect of a change in accounting principle	6.3	6.1	11.0	5.3
Minority interest and income in equity investment	0.0	(0.6)	0.0	(0.5)
Income before cumulative effect of a change in accounting principle	6.3	5.5	11.0	4.8
Cumulative effect of a change in accounting principle	0.0	0.0	0.0	(15.1)
Net income (loss)	6.3%	5.5%	11.0%	(10.3)%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. Revenues increased approximately 21.1%, or $12.3 million, to $70.4 million in the third quarter of 2002 from $58.1 million in the third quarter of 2001. Of this increase, $8.5 million was attributable to an increase in services revenues and $3.8 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to our new land-based operations acquired during the third quarter of 2001 and to an average of eight additional spa ships in service in the third quarter of 2002 compared to the third quarter of 2001 and also is attributable to the significant decrease in travel in the weeks following the terrorists attacks of September 11, 2001, which decrease did not occur in 2002. These increases were partially offset by a decrease in revenues at our massage therapy schools due to lower enrollments. We had an average of 1,224 shipboard staff members in service in the third quarter of 2002 compared to an average of 1,218 shipboard staff members in service in the third quarter of 2001. Revenues per shipboard staff per day increased by 13.0% to $409 in the third quarter of 2002 from $362 in the third quarter of 2001.

Cost of Services. Cost of services increased $8.2 million from $32.4 million in the third quarter of 2001 to $40.6 million in the third quarter of 2002. Cost of services as a percentage of services revenue increased to 83.8% in the third quarter of 2002 from 81.2% in the third quarter of 2001. These increases were due to the higher cost of services incurred in our new day spa operations and increases in commissions allocable on cruise ships covered by agreements that provide for increases in payments in 2002 compared to 2001.

Cost of Products. Cost of products increased $2.9 million from $13.7 million in the third quarter of 2001 to $16.6 million in the third quarter of 2002. Cost of products as a percentage of products revenue increased to 75.5% in the third quarter of 2002 from 75.2% in the third quarter of 2001. This increase was primarily due to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in payments in 2002 compared to 2001.

Operating Expenses. Operating expenses were $7.5 million for both the third quarter of 2001 and 2002. Operating expenses as a percentage of revenues decreased to 10.7% in the third quarter of 2002 from 12.9% in the third quarter of 2001. This decrease was due to a reduction in operating expenses at our day spa operations and a decrease in goodwill amortization as a result of the impact of a new accounting principle. This decrease was partially offset by an increase in the provision for doubtful accounts at our massage therapy schools due to less effective collection efforts, the results of which were exacerbated by current economic conditions.

Other Income (Expense). Other income (expense) increased $.1 million from expense of $.8 million in the third quarter of 2001 to expense of $.9 million in third quarter of 2002. The increase in expense was due to a reduction in interest income due to reduced cash balances in the third quarter of 2002.

Provision for Income Taxes. Provision for income taxes increased $.2 million from $.1 million in the third quarter of 2001 to $.3 million in the third quarter of 2002. The provision for income taxes increased to an overall effective rate of 7.3% in the third quarter of 2002 from an overall effective rate of 2.9% for the third quarter of 2001 primarily due to the income earned in jurisdictions that tax our income increasing at a greater rate than our income earned in jurisdictions that do not tax our income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Revenues increased approximately 38.6%, or $54.7 million, to $196.3 million for the nine months ended September 30, 2002 from $141.6 million for the nine months ended September 30, 2001. Of this increase, $42.8 million was attributable to an increase in services revenues and $11.9 million was attributable to an increase in products revenues. The increase in revenues in the first nine months of 2002 was primarily attributable to our new land-based operations acquired in July 2001 and to an average of nine additional spa ships in service. We had an average of 1,176 shipboard staff members in service during the nine months ended September 30, 2002 compared to an average of 1,120 shipboard staff members during the nine months ended September 30, 2001. Revenues per shipboard staff per day increased by 9.4% to $394 in the first nine months of 2002 compared to the comparable period of 2001.

Cost of Services. Cost of services increased $41.6 million from $72.7 million for the nine months ended September 30, 2001 to $114.3 million for the nine months ended September 30, 2002. Cost of services as a percentage of services revenue increased to 84.2% during the nine months ended September 30, 2002 from 78.2% during the nine months ended September 30, 2001. These increases were due to the higher cost of services incurred in our new day spa operations and increases in commissions allocable on cruise ships covered by agreements that provide for increases in payments in the first nine months of 2002 compared to the same period in the prior year.

Cost of Products. Cost of products increased $9.3 million from $36.4 million for the nine months ended September 30, 2001 to $45.7 million for the nine months ended September 30, 2002. Cost of products as a percentage of products revenue increased to 75.5% during the nine months ended September 30, 2002 from 74.9% during the nine months ended September 30, 2001. This increase was primarily due to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in payments in the first nine months of 2002 compared to the same period in the prior year.

Operating Expenses. Operating expenses increased $5.9 million from $16.4 million for the nine months ended September 30, 2001 to $22.3 million for the nine months ended September 30, 2002. Operating expenses as a percentage of revenues decreased to 11.4% in the first nine months of 2002 from 11.6% in the first nine months of 2001. The decrease in operating expenses was due to a decrease in goodwill amortization as a result of the impact of a new accounting principle. The decrease was partially offset by an increase in the operating expenses and intangible amortization at our newly acquired resort spa and day spa operations which were not owned by us during the entire first nine months of 2001 and an increase in the provision for doubtful accounts at the massage therapy schools due to less effective collection efforts, the results of which were exacerbated by current economic conditions.

Other Income (Expense). Other income (expense) decreased $3.0 million from income of $.2 million for the nine months ended September 30, 2001 to expense of $2.8 million for the nine months ended September 30, 2002. The decrease in other income (expense) was due to the increase in interest expense in the first nine months of 2002 as a result of our debt financing obligations, pursuant to a credit agreement which we entered into in connection with our July 2001 acquisitions, which was not in place in during the entire first nine months of 2001, and a reduction in interest income due to reduced cash balances in the first nine months of 2002.

Provision for Income Taxes. Provision for income taxes was $.7 million for both the nine months ended September 30, 2002 and 2001. The provision for income taxes increased to an overall effective rate of 6.5% for the first nine months of 2002 from an overall effective rate of 4.2% for the first nine months of 2001 primarily due to the income earned in jurisdictions that tax our income increasing at a greater rate than our income earned in jurisdictions that do not tax our income.

Cumulative Effect of a Change in Accounting Principle. During the second quarter, in accordance with SFAS 142, we wrote-off $29.6 million in intangible assets. These intangibles primarily consist of goodwill related to our July 2001 acquisitions of the GH Day Spas, Inc. and the DK Partners, Inc. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

Liquidity and Capital Resources

Cash flows from operating activities during the first nine months of 2002 was $11.9 million compared to $15.1 million for the first nine months of 2001.

We had working capital of approximately $2.4 million at September 30, 2002 compared to a deficit of $(2.8) million at December 31, 2001.

In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $5.0 million from the operator of the Atlantis Resort and did not recognize any gain or loss. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spa (described below), we began again to offer services and products at the Atlantis Spa.

On October 19, 2000, we entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. That luxury spa opened in November 2001. The term of the lease of the facilities is 15 years with a five-year renewal option if certain sales levels are achieved. The build-out of the luxury spa cost approximately $13.1 million. The build-out was funded from our working capital and a term loan. The operator of the Aladdin Resort and Casino has filed for protection under Chapter 11 of the Bankruptcy Code and continues to conduct its operations. We have taken steps in the bankruptcy court to protect our leasehold interest at the resort. However, we cannot assure you that our operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankruptcy filing.

On July 3, 2001, we purchased a 60% equity interest in each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Mandara Spa operates spas in more than 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines.

In connection with the Mandara Spa acquisition, we paid $29.4 million in cash, $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equityholders have guaranteed certain income levels for an 18-month period. If the income levels are not achieved, then, amounts owed on the subordinated debt are reduced on a pro rata basis. We issued to the selling equityholders subordinated notes in the aggregate principal amount of $7.0 million, and which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia Limited (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa LLC (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Spa Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara Asia Notes accrues, and is payable quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to us by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes are not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to us, we have not recorded any purchase price (goodwill) related to the Notes. When the contingency is resolved, the settlement amount of the Notes and related interest, if any, will be recorded as a component of purchase price.

After our acquisition of Mandara Spa we incurred approximately $7.3 million from July 2001 through March 31, 2002 in connection with the completion of the build-out of certain luxury spa facilities to be operated under the Mandara name.

On July 12, 2001, we purchased the assets of GH Day Spas, Inc. and other related entities, which assets, collectively, included eleven luxury day spas located at various locations within the United States, and the "Greenhouse" mark. In connection with that transaction, we paid $24.8 million in cash and $4.3 million in common shares. In addition, $3.0 million in cash and 200,000 common share purchase options can be earned by the sellers if certain income levels are obtained.

On July 31, 2001, we purchased the shares of DK Partners, Inc., which, at the time of the acquisition, operated six day spas located in California. In connection with that transaction, we paid $5.5 million in cash and assumed $1.8 million of indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

The above transactions were accounted for under the purchase method.

In order to finance these acquisitions, in July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus an additional amount that is dependent upon our financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility have been used for working capital needs. As of September 30, 2002, $27.3 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At September 30, 2002, the effective rates on the term loan and revolving facility were approximately 5.35%. As of September 30, 2002, there was no availability under the revolving facility as the remaining balance has been utilized to support various letters of credit.

The credit agreement contains customary negative and financial and other affirmative covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios.

Effective September 28, 2001, we entered into an interest rate swap agreement to reduce our exposure to market risks from changing interest rates. Under the swap agreement, we agree to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. We do not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. We recorded a loss of $308,000 in accumulated other comprehensive loss as of September 30, 2002 in connection with the swap transaction.

We believe that cash generated from operations will be sufficient to satisfy the cash required to operate our business for the next twelve months. To the extent that general economic conditions deteriorate, there is a significant slow-down in travel or there is another terrorist attack or other national or international crisis, our business could be materially adversely affected and cash generated from operations may not satisfy the cash required to operate our business. In that case we would need outside financing, which may not be available on commercially acceptable terms or at all.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for activities, including cruises and resort vacations, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a large portion of our customers and prospective customers reside, could have a material effect on the cruise and resort industies upon which we are dependent. The current softness of the economy in North America and elsewhere and industry analysts concerns with respect to over-capacity in the cruise industry could have a material adverse effect on our business, results of operation and financial condition.

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

Such forward-looking statements include, but are not limited to, management's belief that cash generated from our operations will be sufficient to satisfy the cash required to operate our business, the extent of the taxability of our income, and reclassification of certain losses in connection with our hedge transaction.

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

  economic downturns (including the current one), terrorist attacks or other national or international crisis that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001;

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

  delays in new ship introductions and unscheduled withdrawals from service of ships we serve;

  the effects of outbreaks of illnesses on cruise ships;

  the increasing effects of seasonality on our business;

  our limited experience in land-based operations including with respect to the integration of acquired businesses;

  our dependence for success on our ability to recruit and retain qualified personnel;

  weakness of the U.S. dollar against other currencies;

  our dependence on a single product manufacturer;

  the performance of the new senior executive of our massage therapy schools segment, who has limited experience in such capacity;

  changes in the taxation of our Bahamas subsidiaries and increasing amounts of our income being subject to taxation;

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

  our possible need to seek additional financing;

  possible delays in financing resulting from our former use of Arthur Andersen LLP to audit our financial statements our owning less than 100% of the entities that own the Mandara Spas; and

  restrictions on us as a result of our credit facility.

We assume no duty to update any forward-looking statements. The risks to which we are subject are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve our objectives, we use interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The item described below is non-trading.

Effective September 28, 2001, we entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, we agree to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. We do not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $21.1 million and a maturity of two years. The interest rate swap agreement effectively converts a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. We recorded a loss of $308,000 in accumulated other comprehensive loss as of September 30, 2002 in connection with the swap transaction.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report.

(b)  Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
99.1 Certification of Chief Executive Officer of Steiner Leisure Limited pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer of Steiner Leisure Limited pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer

/s/ Glenn J. Fusfield
Glenn J. Fusfield Senior Vice President and Chief Operating Officer

/s/ Carl S. St. Philip
Carl S. St. Philip Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Leonard I. Fluxman, certify that:

  I have reviewed this quarterly report on Form 10-Q of Steiner Leisure Limited

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Leonard I. Fluxman
--------------------------------------------------------------------------------

Leonard I. Fluxman
President and Chief Executive Officer

CERTIFICATIONS

I, Carl S. St. Philip, certify that:

  I have reviewed this quarterly report on Form 10-Q of Steiner Leisure Limited

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Carl S. St. Philip
--------------------------------------------------------------------------------

Carl S. St. Philip
Senior Vice President and Chief Financial Officer