Form 10-K
period 2002-12-31
STEINER LEISURE LTD
filed 2003-03-31
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes [X]   No [  ]

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $194,142,790 as of June 28, 2002, based on the closing price of the common stock on the Nasdaq Stock Market. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of March 10, 2003, the registrant had 16,380,110 common shares issued and outstanding, which excludes 1,866,407 treasury shares.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, which will be filed on or before April 30, 2003, are incorporated by reference in Part III hereof.

i

PART I

ITEM 1.    OUR BUSINESS

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure;" "we," "us" and "our" refer to Steiner Leisure) is a worldwide provider of spa services. At our facilities, we strive to create a relaxing and therapeutic environment where customers can receive facial and body treatments of the highest quality. Steiner Leisure also develops and markets premium quality beauty products, which are sold at our facilities and third party retail outlets. Our cruise line and land-based resort customers include Carnival, Celebrity, Disney, Hilton, Holland America, Kerzner International, Marriott, Norwegian, Park Place Entertainment, Princess and Royal Caribbean. As of March 10, 2003, we served 104 cruise ships representing 19 cruise lines, and operated 60 resort spas. As of that date, we were in the process of disposing of, or otherwise closing, our day spas, other than one in the United States and one in the United Kingdom. Our maritime services are provided under agreements with cruise lines with terms which range in duration from one to six years. Our land-based services are provided under leases with resort operators and other lessors and have terms ranging from three to 16 years.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of March 10, 2003, 67 of the 104 ships that we served had large spa facilities. Ships with large spas provided us with average weekly revenues of $44,199 in 2001 and $47,589 in 2002, as compared to average weekly revenues of $11,235 in 2001 and $11,375 in 2002 for the other ships we served. Our services include massage, water-based treatments, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, yoga, hair styling, manicures, pedicures and a variety of other specialized facial and body treatments. Our range of services is designed to capitalize on the growing consumer trend toward health awareness, personal care and fitness.

We also provide spa services similar to those we provide on cruise ships at resort hotels located in United States, the Caribbean, Asia, the Pacific and other locations and at our Elemis luxury day spas in Coral Gables, Florida and London, England.

We develop and sell a variety of high quality beauty products under our Elemis® and La Therapie® trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products of third parties, including a variety of hair care products under the Steiner® name. We manufacture and private label a total of more than 233 different retail products. These products include beauty preparations, such as aromatherapy oils, cleansers and creams, other skin care preparations, hair care products, such as shampoos, moisturizers and lotions, and nail care products. Steiner Leisure sells its products on board the ships that we serve, at our land-based spas, through third party land-based retail and wholesale outlets, mail order and our web sites, including http://www.steinerleisure.com.

During 2002, services accounted for approximately 69% of our revenues and products accounted for approximately 31% of our revenues.

Steiner Leisure also owns and operates three post-secondary schools (comprised of a total of eight campuses) located in Florida, Virginia, Maryland and Pennsylvania. Offering degrees in massage therapy and skin care, these schools train and qualify spa professionals for health and beauty positions within the Steiner family of companies or other industry entities.

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

Acquisition of Minority Interest in Mandara

In December 2002, Steiner Leisure acquired the outstanding equity interests that it did not already own in the entities that operate our Mandara resort spas and cruise concessions. Steiner Leisure paid to the Shiseido entities a total of 400,000 of our common shares in consideration for the Mandara equity interests.

In July 2001, Steiner Leisure had acquired 60 percent of each of Mandara Spa LLC, which operates resort spas in the United States, the Caribbean and the Pacific and spas on ships of three cruise lines ("Mandara US"), and Mandara Spa Asia Limited, which operates resort spas in Indonesia, Thailand, Malaysia and the Maldives ("Mandara Asia"). At that time, the remaining 40 percent equity interests in Mandara Asia and Mandara US were owned, respectively, by Shiseido Co. Ltd., and its subsidiary, Shiseido Investment US, Inc. Shiseido Co. Ltd. is a leading international manufacturer of cosmetics and personal care products. In March 2002, as a result of prior capital contributions made by one of its subsidiaries, Steiner Leisure increased its equity ownership of Mandara US to approximately 80 percent.

In connection with the December 2002 acquisition of the Mandara minority interests, and issued a guarantee of a promissory note from Mandara US LLC to Shiseido in the amount of $4.1 million.

Discontinued Operations

In July 2001, we purchased the assets of the Greenhouse Day Spa business. As a result, we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and acquired the "Greenhouse" mark. Also in July 2001, we purchased C.Spa, which operated six day spas in California. We opened an additional "Greenhouse" day spa in February 2002. In the fourth quarter of 2002, we decided to dispose of, or otherwise close 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. In that quarter, we began negotiations with potential third party acquirers of the assets of those day spas as well as with the landlords at the shopping centers and other venues where those day spas are locate. As of March 31, 2003, 13 of those day spas had been closed pursuant to agreements with landlords and/or agreements with third party acquirers of the spas' assets, including their leases. In addition, we are in negotiations with landlords and a proposed acquirer of the assets/assignee of the lease with respect to the remaining four day spas to be disposed of.

These transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically have been required to make payments to those acquirers in consideration of their assuming both the leases in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties.

Our loss on disposal in connection with these discontinued operations is estimated to be approximately $14.4 million in 2002. Our loss on operations in connection with these discontinued operations is approximately $10.0 million for 2002. Additional losses on disposal and operations will be incurred in 2003, but the amounts thereof are not currently known. If the transactions for the disposition of the remaining day spas are not completed on the terms currently proposed, that loss could increase. In addition, in connection with these discontinued operations, we anticipate that Celeste Dunn, President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary, will be terminating her employment with us. In connection with that termination, Ms. Dunn may be entitled to receive a severance payment of $748,000. Ms. Dunn has also requested compensation in addition to that amount as well as the termination of her non-competition arrangements in connection with her departure. Any amounts paid will be included in the loss on discontinued operations for 2003. No agreement has yet been reached with Ms. Dunn on this matter.

We now report our day spa operations as discontinued operations. See Note 5 in the Notes to "Consolidated Financial Statements" in Item 15 of this report beginning on page F-1.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 35 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 2.2 million in 1985 to approximately 7.6 million in 2002, representing a compound annual growth rate of approximately 7.6%. As of March 10, 2003, approximately 95 of the 104 ships we served offered North American Cruises.

According to a study reported by CLIA in 2002, passengers ranked as one of their top reasons for preferring cruising to other vacation types that cruises "allow you to be pampered." Similarly, that study indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. "Being pampered" achieved the greatest positive distinction. We believe our services offer a therapeutic and indulgent experience to passengers, and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise ship experience.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched décor. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of March 10, 2003, 67 of the ships that we served offered large spa facilities. The cruise lines we serve are scheduled to introduce a total of ten additional new ships through the end of 2003. Steiner Leisure expects to perform services on all of these ships, nine of which are currently covered by cruise line agreements. All ten of these will have large spa facilities.

Overview of our Shipboard Spa Business

As of March 10, 2003, Steiner Leisure provided its services and products to 19 cruise lines representing a total of 104 ships, including almost all of the major cruise lines offering North American Cruises.

The numbers of ships served as of March 10, 2003 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served

Carnival (l)	18	Norwegian (4)	9
Celebrity (2)	9	Orient (4)	2
Costa (l)	8	Passat	2
Crystal	2	P&O European Ferries (1) (5)	1
Cunard/Seabourn (l)	5	Princess (1) (5)	11
Diamond	1	Royal Caribbean (2)	16
Disney	2	Silver Seas	3
Fred Olsen (3)	1	Unicom	1
Holland America (1)	11	Windstar (1)	1
Louis	1
		Total	104

_____________________

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Holland America, and Windstar and a majority interest in Cunard/Seabourn. In January 2003, Carnival entered into an agreement to acquire P&O Princess.
  Celebrity is owned by Royal Caribbean.
  Our agreement with Fred Olsen terminated on March 17, 2003.
  Norwegian and Orient are owned by Star Cruises.
  P&O European Ferries and Princess are subsidiaries of P&O Princess Cruises. In January 2003, Carnival entered into an agreement to acquire P&O Princess.

The cruise lines served by us are scheduled to introduce ten new ships into service through the end of 2003. Steiner Leisure expects to perform services on ten of these ships, nine of which are currently covered by cruise line agreements. All ten of these ships will have large spa facilities. The cruise lines for which these ships are scheduled to enter service are as follows: Carnival (one ship); Costa (two ships); Crystal (one ship); Holland America (one ship); Princess (two ships); Royal Caribbean (two ships) and Silversea (one ship).

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected by cruise lines removing from service older ships as new ships are introduced.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2002: Royal Caribbean (including Royal Caribbean and Celebrity lines): 24.0%; and Carnival (including Carnival, Costa, Holland America, Windstar and Cunard/Seabourn lines): 22.9%. In addition, passengers of P&O Princess (including Princess and P&O European Ferries) accounted for 9.9% of our revenue in 2002. In January 2003, Carnival entered into an agreement to acquire P&O Princess. These companies, combined, accounted for 80 of the 104 ships served by us as of March 10, 2003. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the non-exclusive right to sell products on board ships. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the agreements cover all of the then-operating ships of a cruise line. New arrangements must often be negotiated between us and a cruise line as ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately two years as of March 10, 2003. As of that date, cruise line agreements that expire within one year covered ten of the 104 ships served by us. These ten ships accounted for approximately 4.6% of our revenue in 2002.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 10, 2003, agreements for two ships provide for termination for any reason by the cruise line on six months' notice, agreements for four ships provide for termination for any reason by the cruise line on 90 days' notice and with respect to one ship we received notice that our agreement would not be renewed after its March 17, 2003 termination date. Also, we have given notice to a cruise line that we do not wish to renew an agreement with respect to their ship.

Steiner Leisure is obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from customers. As of December 31, 2002, these payments are required by cruise line agreements covering a total of 30 ships served by us and two additional ships not yet in service. As of December 31, 2002, Steiner Leisure had guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $26.0 million in 2003, $29.1 million in 2004 and $27.2 million in 2005. These amounts could increase under new, or renewed agreements.

Overview of Our Land-Based Spa Business

In addition to the discontinued operations, our land-based activities have included the following:

  In February 1999, we began to operate the spa at the Atlantis Resort and Casino on Paradise Island in the Bahamas (after ceasing to operate that spa in January 2001, commencing in July 2001, we once again are operating the spa as a result of our acquisition of Mandara Spa).

  In October 2000, we entered into an agreement to build and operate a luxury spa facility, which opened in December 2001, at the Aladdin Resort and Casino in Las Vegas, Nevada.

  In January 2001, we began operating our Elemis luxury day spa in Mayfair, London. Among other things, this day spa has assisted us in our distribution of Elemis products in the United Kingdom.

  In July 2001, we entered into an agreement to build and operate a luxury spa facility at the Mohegan Sun Resort in Uncasville, Connecticut, which spa opened in April 2002.

  In July 2001, we purchased a 60% equity interest in the companies that operate the Mandara Spa chain. During 2002, we acquired the balance of the equity interests in those companies. Mandara Spa operates luxury spas at 60 resorts, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines.

  In December 2001, we began to operate the spa at the Ocean Club on Paradise Island in the Bahamas.

  In February 2003, we began operating our Elemis luxury day spa in Coral Gables, Florida. It is our goal that this day spa assists in our efforts to further distribute Elemis products within the U.S.

As a result of these activities, a substantial portion of our business now consists of the operation of 60 luxury spas at resorts throughout the world, and the operation of a luxury day spa in the United States and a luxury day spa in the United Kingdom.

Our Resort Spas

We provide luxury spa services at 60 resorts in the following locations:

Country	Number of Resort Spas

United States	6
Indonesia	14
Thailand (1)	11
Malaysia	8
Maldives	7
Guam	5
Saipan	3
Fiji	1
Bahamas	2
Aruba	1
Tahiti	2

Total	60

(1) Operated through a joint venture in which we own a 49% interest.

The resort spas we operate range in size from 2,000 square feet to 32,000 square feet.

Land-Based Spa Leases

We operate our land-based spas pursuant to lease arrangements with the owners of the properties involved. Our resort spas generally require rent based on the percentage of our revenues. In addition, as part of the percentage rental arrangements for some of our resort spas, we are required to pay a minimum annual rental amount whether or not such amount would be required to be paid under the percentage rent arrangement. In addition, in connection with our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Resort and the Mohegan Sun Resort, in order to obtain the leases for these premises, we agreed to build out the spa facilities there at our expense. The costs of these build-outs have ranged from $3.0 million to $14.0 million. We believe that in order to procure leases for the large spas at resorts in the future, we may be required to build out, in whole or in part, the spa facilities at those resorts at our expense. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of the expenditures we have spent to date on the build-out of resort spa facilities. The terms of the leases for our resort spas range from three to 16 years.

Certain of our resort spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2002, Steiner Leisure had guaranteed total minimum payments to resorts of approximately: $2.2 million in 2003, $2.1 million in 2004, $2.1 million in 2005, $1.8 million in 2006, $1.6 million in 2007, and $7.1 million in total thereafter.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

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

Develop and Deliver High Quality Services and Products. Steiner Leisure strives to create an engaging and therapeutic environment where customers can receive facial and body treatments and hair styling of the highest quality. We conduct our own research and respond to the needs and requests of our customers and have developed many of the techniques and products used by our staff. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends. Through our attentive and highly trained staff and our premium quality beauty and hair products, Steiner Leisure provides its customers with what we believe is a richly rewarding experience that is a memorable highlight of a vacation or a relaxing interlude from the normal routine.

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

Maintain Close Relationships with the Cruise Lines and Resort Operators. Steiner Leisure has developed strong relationships with the cruise lines as a result of the quality of our services and our staff, which has helped to generate significant revenues for the cruise lines and a high level of customer satisfaction with our services. We are also developing strong relationships with the operators of the resorts where we operate our luxury spas. These relationships are important to our future growth and, in the cruise industry, we believe that they have positioned us to obtain renewals of almost all of our cruise line agreements that have expired since 1990.

Develop Recognizable Brands. We believe we have developed positive brand name recognition with "Steiner" for shipboard spas, "Elemis" and Mandara™ for land-based and shipboard spas, and "Elemis" and "La Therapie" for high quality beauty products. We also believe that the land-based spas we operate also have positive brand name recognition. We also have helped to develop and promote customized brands for the cruise lines we serve and we seek to continue to do so for the cruise lines as well as for operators of resorts at which we provide our services. We believe that by creating these brands for cruise lines and resorts, we can not only better promote our services and products, but also strengthen our relationships with those entities.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to March 10, 2003, we commenced serving 58 new cruise ships brought into service by our cruise line customers. As of March 10, 2003, the cruise lines served by us were scheduled to introduce ten new ships into service through December 31, 2003. Steiner Leisure expects to perform services on all of these ships, nine of which are currently covered by our cruise line agreements. We also believe that the success we seek to achieve at our resort spas could help our growth since it could encourage the operators of those resorts to have us provide services at new resorts that they may open or acquire in the future.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched décor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We often assist cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. Through 2003, we are scheduled to begin serving an additional ten ships with large spa facilities.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 16.9% from 1998 through 2002. Steiner Leisure's products are sold primarily to our spa customers and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our web sites, including http://www.steinerleisure.com and http://www.timetospa.com. We have increased our retail product sales through third-party, land-based channels, marketing campaigns aimed at mail order customers, enhanced training of our employees with respect to new products and sales on the QVC television channel. We believe that there is a significant opportunity to increase our product retail sales from the growth in our customer base resulting from our land-based spa operations as well as through other distribution channels in the United States, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Land-Based Opportunities. A number of the resorts we currently serve are well known and highly regarded. We believe that our successful affiliation with those resorts, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other land-based resort operators to consider having us operate their spas. However our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time.

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

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women and men. Types of treatments include seaweed and other therapeutic wraps and aromatherapy treatments. On ships, the number of private treatment rooms available for these services ranges from one to fourteen, depending on the size of the ship. The number of our staff providing these services on a ship ranges from two to twenty-three. On several ships, Steiner Leisure provides certain specialty treatments including a body capsule that provides a multi-sensory, massage-like treatment in an individual, self-contained environment. At our land-based spas the number of treatment rooms varies from two to 36 and the number of our staff providing services varies from three to approximately 140.

Beauty and Hair. At all of our facilities we offer a broad variety of facial treatments including the Japanese Silk Booster facial and the anti-oxidant/glycolic facial. At all of our shipboard, and certain of our land-based, facilities we operate a hair styling salon which provides services to women, men and children and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to twelve hair styling stations as well as stations for manicures and pedicures. We staff each facility with one to seven employees performing hair, nail and beauty services.

Shipboard Spas. Since the late 1980s, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of March 10, 2003, large spas were found on 67 of the ships that we served. We expect to serve an additional ten new ships with large spa facilities that are anticipated to begin service through the end of 2003. These spas provide enlarged fitness and treatment areas and on most ships include water-based treatments. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 2002, our average weekly revenues on ships with large spas was, approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of March 10, 2003, we operated fitness facilities on 84 of the ships we serve and eight of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes. On ships, Steiner Leisure provides from one to three fitness instructors, depending on ship size. At certain of our resorts spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our customers, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but generally require fees at our resort spas.

Saunas and Steam Rooms. We operate saunas and steam rooms at most of the facilities we serve.

Facilities Design

In general, the shipboard facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted, or are assisting in the design of facilities for more than 50 ships we have served. We also have designed some of the luxury spas at the resorts and day spas we operate. We believe that our participation in the design of these facilities has resulted in the construction of facilities permitting improved quality of service and increased revenues to us at these facilities. We believe that our involvement in the design of these facilities also has enabled us to obtain additional agreements with the cruise lines and resort hotels. However, we cannot assure you that we will be able to obtain agreements for the facilities for which we provide design assistance.

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m., except when a ship is in the territorial waters of a jurisdiction that would tax our sales or income from our spa activities. Our land-based spas have similar operating hours.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, Australia, South Africa and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Applicants for employment with Steiner Leisure must possess a willingness to provide outstanding personal service. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question.

Each shipboard employment candidate must complete a rigorous training program at our facilities near London, England. We can train up to approximately 180 employees at a time, in various courses and stages of training, at these facilities. The training course for shipboard service personnel is typically conducted over a period of two to eight weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive, customer care. Our land-based spa employees are required to have had prior training. All shipboard and land-based employees also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. Each employee is educated with respect to all of our services and products to enable them to cross-market our services and products. We also train candidates to manage our spas. This training covers, among other things, maximization of revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line and resort personnel.

Students trained at our United States massage therapy schools may be employed by us at our land-based facilities, as well as on cruise ships we serve.

Products

Steiner Leisure sells high quality personal care products for men and women. We also offer our products through our land-based spas, the retail outlets of our massage therapy schools, and salons, retail stores and other third party land-based retail and wholesale outlets. We also sell products through mail order and our web sites including at http://www.steinerleisure.com and http://www.timetospa.com. The beauty products offered include aromatherapy oils as well as cleansers, creams and other skin care products and cleansing accessories. Hair care products offered include shampoos, moisturizers and lotions. Most of the products sold by us are from our "Elemis" and "La Therapie" product lines. As of March 10, 2003, Steiner Leisure sold 152 "Elemis" skin and hair care products made primarily from premium quality natural ingredients and 63 premium quality "La Therapie" skin care products. Almost all of the raw materials for "Elemis" and "La Therapie" products are sourced from a premier French manufacturer. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Production, packaging and distribution of our "Elemis" and "La Therapie" products are conducted at our facilities in Bridgewater, England.

We train our prospective shipboard and land-based employees, as well as the students attending our massage therapy schools in the use of our Elemis products.

We also sell products under the "Mandara" name in connection with our Mandara resort spas and sell the products of third parties, including private label products manufactured by other companies and sold by us under the "Steiner" brand name.

Marketing and Promotion

We promote our services and products to cruise passengers and resort guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, tours of our facilities and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures and order forms describing our services and products to passenger cabins and guest resort rooms at the resorts where we operate.

We market our land-based spas primarily through public relations activities aimed at television and other media coverage and through local radio advertising. In addition, employees cross-market other services and products offered by us to their customers. As part of our marketing efforts we provide incentives to our employees to maximize sales of our services and products and instruct employees in cross-marketing among our network of spas and other distribution channels. We also offer gift certificates and other pre-use purchases. We benefit from advertising by the cruise lines and resorts we serve, and, increasingly, cruise lines and resorts are featuring their spa facilities and our services as part of their advertising campaigns.

We believe that our Elemis luxury day spa in London, England, has helped our Elemis product distribution in the United Kingdom as a result of the name recognition gained from that spa and the opportunity it has provided us to demonstrate the application of our products, and we believe that our new Elemis luxury day spa in Coral Gables, Florida can similarly assist our "Elemis" product distribution efforts in the United States.

Massage Therapy Schools

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree courses in massage therapy, skin care and related areas. In April 2000, we acquired two post-secondary massage therapy schools (five campuses, including one which was closed in 2002) located in Maryland, Pennsylvania and Virginia. We sell our Elemis product line at our Florida schools. As of March 10, 2003, there were 1,409 students attending our schools. We are eligible to participate in student financial assistance programs administered by the U.S. Departments of Education and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs.

We believe the schools have the potential to provide us with the services of skilled and trained staff for our land-based facilities and may assist us in creating new channels for distribution of our Elemis product range.

Competition

Steiner Leisure is a worldwide provider of spa services. However, both our shipboard and land-based services and products face competition.

On cruise ships we compete with passenger activity alternatives and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One cruise line has indicated that it intends to provide the shipboard services and products we currently provide with its own personnel and one or more additional cruise lines could elect to provide these services and products themselves in the future. There currently are several other entities offering services to the cruise industry similar to those provided by us.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities, often without additional charge to guests, similar to those offered on cruise ships. A number of these resorts also offer casino gambling. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives that compete for consumer dollars. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our customers. In addition, Steiner Leisure is relatively new to the land-based spa industry and our spas compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the land-based spas operated by us.

The post-secondary education market is highly competitive. Our schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. The recent slow-down in the technology sector is causing a number of our competitors who have traditionally offered instruction in that sector to modify their course offerings. A number of those schools are now offering or contemplating offering programs similar to ours. This will increase the competition for students.

Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition.

Trademarks

Steiner Leisure holds or controls numerous trademarks, both United States and in several foreign countries. The most recognized trademarks are for "Steiner," "Elemis," "The Greenhouse" and "Mandara Spa." We believe that the use of these trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means. We license the "Greenhouse" mark for use by a luxury day spa in New York City and a luxury destination spa in Arlington, Texas. We also have licensed that mark for eight month periods to an acquirer of certain Greenhouse Day Spa assets that we disposed of in the first quarter of 2003 for their use while they transition those spas to new names and propose to enter into a similar license with respect to several other day spas to be disposed of. Registrations for the "Steiner," "Elemis," and "The Beautiful Skin Centre" trademarks have been obtained in numerous countries throughout the world. Steiner Leisure continues to apply for other trademark registrations in countries in North America and Europe. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending. We believe that the trademarks that are material to our business and that have not yet been registered are well established in their fields of services and products, thus limiting the risks of our losing the rights to use them.

Regulation

The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have cruise line agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry.

Steiner Leisure's advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulations under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union designed to protect consumers or the environment, could adversely affect or increase the cost of advertising, marketing and packaging our products.

Steiner Leisure's land-based spa operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell, or could increase the cost of our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for Steiner Leisure-trained employees at our land-based facilities.

Our massage therapy schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirements of the Higher Education Act (the "HEA") and the regulations promulgated thereunder by the U.S. Department of Education (the "DOE"). Our schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of Steiner Leisure or any of our schools to participate in such programs.

Under applicable regulations, there are three financial ratios for an institution to quality for the Title IV Financial Assistance Program, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.

All of our schools are eligible for our students to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states' Departments of Education. Additionally, each institution must be accredited by an agency recognized by the DOE.

The financial aid and assistance programs, in which most of our schools students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Administration of these programs is periodically reviewed by various regulatory agencies. The failure by our schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on Steiner Leisure's revenues and cash flows because the schools' student enrollment would likely decline as a result of our students' inability to finance their education without the availability of Title IV Program funds.

Employees

As of March 10, 2003, Steiner Leisure had a total of 3,337 employees. Of that number, 2,653 worked in spa operations, 33 were involved in the recruiting and training of spa personnel, 113 were involved in teaching at our massage therapy schools, 89 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 449 represented management and sales personnel and support staff. Shipboard and land-based employees typically are employed under agreements with terms generally of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Shipboard employees' compensation consists of salary plus a commission based on the volume of revenues generated by the employee. Employees at our land-based spas generally are employed without contracts, on an at-will basis. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position

Clive E. Warshaw	60	Chairman of the Board
Leonard I. Fluxman	44	President and Chief Executive Officer and a Director
Glenn J. Fusfield	40	Chief Operating Officer
Amanda Jane Francis	37	Senior Vice President - Operations of Steiner Transocean
Sean C. Harrington	36	Managing Director of Elemis Limited
Carl S. St. Philip, Jr.	36	Senior Vice President and Chief Financial Officer
Robert C. Boehm	48	Senior Vice President and General Counsel
Thomas Posey	47	President and CEO of Mandara Spa LLC
Melissa Wade	37	Executive Vice President of Steiner Education Group, Inc.
Jeffrey Matthews	46	President and Chief Operating Officer of Mandara Spa Asia Limited

Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2001, Mr. Warshaw also served as our Chief Executive Officer. Mr. Warshaw joined Steiner Group, a predecessor of ours, in 1982. Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michèle Steiner Warshaw.

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

Glenn J. Fusfield was appointed our Chief Operating Officer in January 2001. Mr. Fusfield joined us in November 2000 as our Senior Vice President, Group Operations. Prior to joining us, Mr. Fusfield was with Carnival Cruise Lines for 12 years, serving as Director, Hotel Operations for Carnival from January 1995 until December 1998, and Vice President, Hotel Operations from January 1999 to October 2000.

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

Sean C. Harrington has served as Managing Director of our Elemis Limited subsidiary since January 1996 and also oversees our United Kingdom operations. From July 1993 through December 1995, he served as Sales Director, and from May 1991 until July 1993, as United Kingdom Sales Manager of Elemis Limited.

Carl S. St. Philip, Jr. has served as Senior Vice President and Chief Financial Officer of Steiner Leisure since July, 2002, and as Vice President and Chief Financial Officer from January 1999 until July 2002. He has announced that he will be resigning his position with the Company effective April 8, 2003 to join a family business. From July 1997 through December 1998, he served as our Vice President - Finance. From January 1997 through December 1998, Mr. St. Philip served as Vice President - Finance of our Steiner Management Services LLC subsidiary. Mr. St. Philip joined us in June 1994 when we acquired CTO. Mr. St. Philip served as Assistant Controller of CTO from June 1991 until June 1993, and as CTO's Controller from June 1993 until December 1996, when CTO was liquidated. Mr. St. Philip, a certified public accountant, was employed by Laventhol and Horwath from 1989 to 1991.

Robert C. Boehm has served as our Senior Vice President and General Counsel since September 2002. From May 1999 until joining us, he was a shareholder with the Miami office of the Akerman Senterfitt law firm. From May 1995 until May 1999, Mr. Boehm was a partner in the Miami and Washington, DC offices of Kelly, Drye and Warren, LLP, a New York-based law firm. Prior to joining Kelly, Drye, among other things, Mr. Boehm was a partner and associate in law firms in Washington, D.C. and Miami and served as an enforcement attorney with the Securities and Exchange Commission.

Thomas R. Posey has served as President and Chief Operating Officer of our Mandara Spa LLC subsidiary since July 2002. Mr. Posey was Executive Vice President and Chief Operating Officer of Mandara Spa LLC from its inception in September 1996 until July 2002. From June 1988 until March 2000, Mr. Posey also was Chief Operating Officer of Red Sail Sports, a worldwide provider of water sports and retail concessions. From August 1978 until June 1988, Mr. Posey was an executive with Hyatt Hotel and Resorts.

Melissa Wade has served as Executive Vice President of our Steiner Education Group, Inc. subsidiary, which operates our massage therapy schools ("SEG"), since November 2002. From January 2000 until October 2002 she served as Vice President of Compliance for SEG, and from January 1997 until October 2002 she served as Vice President of Compliance for FCNH, Inc., a subsidiary of SEG, and its predecessor company. From 1993 until December 1996, Ms. Wade served as Director of Operations of FCNH's predecessor and held various other positions with that entity from 1989 until 1993.

Jeffrey Matthews has served as President and Chief Operating Officer of our Mandara Spa Asia Limited ("Mandara Asia") subsidiary since July 2002. From February 2000 through June 2002, he served as Managing Director of Mandara Asia. From June 1998 until February 2000, Mr. Matthews was the Regional General Manager for Mandara Asia. From October 1997 until June 1998, he was the General Manager of Mandara Spa Indonesia. From February 1987 through September 1997, Mr. Matthews had held various positions with hotels in Indonesia and Australia.

Web Site Access to SEC Reports

Our Internet web site can be found at http://www.steinerleisure.com. Information contained on our Internet web site is not part of this report.

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our web site, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Alternatively, you may access these reports at the SEC's Internet web site: http://www.sec.gov.

ITEM 2.    PROPERTIES

All of our land-based spas are leased. In the case of our resort spas, our leases are with the operators of the resorts. In addition to our land-based spas, we maintain other facilities. In the case of our day spas, our leases are with the owners of the venues where they are located. Steiner Leisure's principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC (formerly, CT Maritime Services, L.C.), a Florida subsidiary of Steiner Leisure and our administrative headquarters, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our Florida schools are located in Pompano Beach, Miami, Altamonte Springs and Sarasota. Our other U.S. Schools are located in Maryland (Baltimore), Pennsylvania (York) and Virginia (Charlottesville and Winchester). Our shipboard staff training facilities and the administrative offices of our Elemis Limited subsidiary are located in Harrow Weald, near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. Our day spa operations office in San Diego, California, was closed in February 2003 and our training facility for land-based spa employees in San Diego was closed in 2002. We administer our United States day spa operations from our Coral Gables offices and our London day spa from the offices of Elemis Limited. We administer Mandara's United States and Caribbean operations from our offices in Coral Gables and administer Mandara's Asian and Pacific operations from offices in Bali, Indonesia. All of the above office properties are leased, and Steiner Leisure believes that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, the Company is party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on the Company's operations or financial position.

On October 16, 2001, a personal injury action was filed in the New York Supreme Court by Kim McMillon, alleging that a dermatologist retained by the former owner and operator of the Greenhouse Day Spa in New York negligently performed a laser hair removal treatment that caused burns to the plaintiff. Plaintiff is alleging damages in excess of $50 million. While an amended complaint was filed removing our subsidiary that operates that spa as a defendant, the spa itself continues to be named as a defendant. The conduct in question took place prior to the time that the Company became the owner of the spa in question and the former owners of the spa are also named as defendants. While the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss, the Company intends to vigorously defend against this claim based, in part, on the fact that the Company did not own the spa in question at the time of the alleged injury.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Shares and Related Matters

Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Stock Market.

2001	High	Low
First Quarter	$19.38	$13.88
Second Quarter	21.25	13.75
Third Quarter	30.49	9.50
Fourth Quarter	22.25	14.16

2002	High	Low
First Quarter	$24.43	$17.35
Second Quarter	21.68	13.72
Third Quarter	14.59	9.50
Fourth Quarter	16.00	11.94

As of March 12, 2003, there were 30 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 1,500 beneficial owners of the common shares.

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

Recent Sale of Unregistered Securities

On December 31, 2002, Steiner Leisure issued a total of 400,000 common shares, valued at approximately $5.6 million, in a privately negotiated transaction to Shiseido Co. Ltd. and its subsidiary, Shiseido Investment US, Inc., in exchange for the remaining 20% and 40% equity interests in Mandara Spa LLC and Mandara Spa Asia Limited, respectively, which we did not already own. Those shares are subject to a lock-up provision which permits sales of one-half of the shares beginning in one year and the balance of the shares one year later. The shares also have SEC registration rights which become effective upon termination of the one year lock-up period. Issuance of our common shares to the Shiseido entities was effectuated without registration under the Securities Act of 1933 in reliance upon the exemption from such registration provided by Section 4(2) of the Act.

Information about Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is included in Item 12 of Part III of this Report.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2002. The balance sheet data as of December 31, 2001 and 2002 and the statement of operations data for the years ended December 31, 2001 and 2002 were derived from our financial statements which have been audited by Ernst & Young LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 1998, 1999 and 2000 and the statements of operations data for the years ended December 31, 1998, 1999 and 2000 were derived from our financial statements which have been audited by Arthur Andersen LLP, which is no longer our auditor and has ceased providing auditing services and, therefore, is unable to consent to the inclusion of their reports in this report. These financial statements, other than the statement of operations for the year ended December 31, 2000, are not included herein. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	1998	1999	2000	2001(2)(3)	2002(2)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$59,741	$76,958	$102,334	$124,966	$172,084
Products	41,647	52,825	59,482	63,922	77,741
Total revenues	101,388	129,783	161,816	188,888	249,825
Cost of Revenues:
Cost of services	46,142	59,037	77,349	96,466	137,189
Cost of products	28,227	36,824	44,071	48,001	58,239
Total cost of revenues	74,369	95,861	121,420	144,467	195,428
Gross profit	27,019	33,922	40,396	44,421	54,397
Operating expenses:
Administrative	4,801	5,946	8,365	9,447	13,399
Salary and payroll taxes	4,979	6,025	7,990	11,293	13,355
Amortization of goodwill	-	192	651	741	-
Total operating expenses	9,780	12,163	17,006	21,481	26,754
Income from operations	17,239	21,759	23,390	22,940	27,643
Other income (expense):
Interest expense	(8)	(7)	(2)	(1,696)	(3,714)
Other income	1,745	1,464	1,667	1,238	130
Total other income (expense)	1,737	1,457	1,665	(458)	(3,584)
Income from continuing operations before provision for income taxes, minority interest and equity investment	18,976	23,216	25,055	22,482	24,059
Provision for income taxes	1,296	1,341	1,289	738	1,670
Income from continuing operations before minority interest and equity investment	17,680	21,875	23,766	21,744	22,389
Minority interest	(4)	18	(20)	118	(1,122)
Income in equity investment	-	-	-	104	371
Income from continuing operations before discontinued operations and cumulative of a change in accounting principle	17,676	21,893	23,746	21,966	21,638
Loss from discontinued operations, net of taxes	-	-	-	(5,076)	(24,384)
Cumulative effect of a change in accounting principle, net of taxes	-	-	-	-	(29,644)
Net income (loss)	$17,676	$21,893	$23,746	$16,890	$(32,390)

Earnings per common share (1)
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.08	$1.35	$1.55	$1.44	$1.36
Loss from discontinued operations	-	-	-	(0.33)	(1.53)
Cumulative effect of a change in accounting principle	-	-	-	-	(1.86)
	$1.08	$1.35	$1.55	$1.11	$(2.03)

Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.04	$1.31	$1.50	$1.38	$1.33
Loss from discontinued operations	-	-	-	(0.32)	(1.51)
Cumulative effect of a change in accounting principle	-	-	-	-	(1.82)
	$1.04	$1.31	$1.50	$1.06	$(2.00)

Basic weighted average shares outstanding	16,401	16,215	15,337	15,229	15,935
Diluted weighted average shares outstanding	16,960	16,720	15,802	15,863	16,212

BALANCE SHEET DATA:
Working capital (deficit)	$35,872	$35,105	$36,973	$(3,846)	$917
Total assets	53,654	68,674	88,227	188,497	159,611
Long-term debt, net of current portion	-	-	-	31,883	27,713
Shareholders' equity	43,691	53,997	64,562	100,254	76,446

_____________________

  We effected a 3-for-2 split of our common shares on April 28, 1998. The share and per share data above reflect that share split.

  These amounts have been adjusted to reflect the day spas segment as discontinued operations.

  In July 2001, we completed our acquisition of the Mandara Spa chain. This transaction was accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to their acquisition.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Steiner Leisure Limited is a leading worldwide provider of spa services. We sell our services and products to cruise passengers and, commencing as of July 2001, at day and resort spas primarily in the United States, the Caribbean, the Pacific and Asia. Payments to cruise lines and resort spa owners are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both. From February 1999 through January 2001, we offered services and products similar to those we offer on cruise ships at the luxury spa at the Atlantis Resort on Paradise Island in The Bahamas. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spas, we began again to offer our services and products at the Atlantis Spa as well as at resort spas elsewhere. Also, in 1999, we began offering post-secondary degree and non-degree programs in massage therapy, skin care and related areas at our school (comprised of four campuses) in Florida. In 2000, we began offering post-secondary degree and non-degree programs in massage therapy at our two schools (currently comprised of four campuses) in Maryland, Pennsylvania and Virginia. In November 2001, we began operating a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. In April 2002, we began operating a luxury spa facility at the Mohegan Sun Casino in Uncasville, CT.

In July 2001, the Company completed the acquisitions of the Mandara Spa resort spas and cruise ship concessions and the Greenhouse and C.Spa day spa chains. These transactions were accounted for under the purchase method, and accordingly, our financial results included the results of the acquired entities subsequent to their acquisitions. In the fourth quarter of 2002, the Company determined to sell or otherwise dispose of most of its day spa operations. In accordance with SFAS No. 144 the operating results of the day spa segment, excluding the day spas that are not being disposed of, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities held for sale, respectively, on the consolidated balance sheets as of December 31, 2001 and 2002. Additionally, the Company recorded an impairment charge of $14.4 million to adjust the carrying value of the related assets and liabilities to their estimated fair value for the year ended December 31, 2002. This impairment charge was estimated based on day spas that were disposed of in 2002, the disposition, or other closing of day spas that have closed subsequent to year-end and the terms of transactions that are currently being negotiated. As a result, the amount of the impairment charge may change based upon the ultimate terms of the disposition of these day spas.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for 2002 was not subject to tax in the United States or other jurisdictions. Earnings from Steiner Training and Elemis Limited, United Kingdom subsidiaries, are subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services), Steiner Day Spas, Inc. and Greenhouse Day Spa Group Inc. (which run our day spas), Steiner Spa Resorts (Nevada), Inc. (which runs the spa at the Aladdin Resort), Steiner Spa Resorts (Connecticut), Inc. (which runs our spa at the Mohegan Sun Casino) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Steiner Spa Limited and Steiner Spa Asia Limited own 100% of Mandara Spa LLC and Mandara Spa Asia Limited, respectively. These subsidiaries pay taxes in certain taxable jurisdictions.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this report, beginning on page F-1. Our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues payable as payments and/or, as the case may be, the amount of minimum annual line commissions over the terms of such agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount would not be a material component of the cost of services rendered and would not be practicable to identify separately.

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of intangibles relating to our acquisitions of resort spas in 2001.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets in question. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. For certain properties, leasehold improvements are amortized over the lease term which includes renewal periods that may be obtained at our option, that are considered significant to the continuation of our operations and to the existence of leasehold improvements whose value would be impaired by our discontinuing use of the leased property. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

Goodwill

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002. We had recorded approximately $741,000 of amortization on these amounts for the year ended December 31, 2001 and would have recorded approximately $741,000 of amortization during the same period in 2002. In lieu of amortization for 2002, we are required to perform an initial impairment review of our goodwill and an annual impairment review thereafter. During the second quarter of 2002, we completed our assessment of our intangible assets and wrote-off $29.6 million of intangible assets. Those intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa day spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. As of December 31, 2002, we had unamortized goodwill and intangibles of $52.3 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimating our actual current tax exposure together with assessment temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $21.9 million (which includes $21.2 million related to our discontinued operations) as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. Our acquisitions of the Mandara Spa and Greenhouse and C.Spa day spa chains were accounted for under the provisions of SFAS 141. The adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001 did not have a significant impact on our financial position or results of operations. All intangible assets acquired, other than goodwill, and assigned values in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141 and, therefore, will continue to be amortized over their estimated useful lives.

In June 2001, FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, impairment is determined by applying a fair value-based test. The impairment loss is the amount, if any, by which the fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. During the second quarter, we completed our assessment of our intangible assets and wrote off $29.6 million of intangible assets. Those intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa day spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company is required to adopt this statement in the first quarter of 2003. We do not believe adoption of this statement will materially impact the Company's financial position or results of operations.

On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned and establishes more restrictive criteria to classify an asset or asset group as "held for sale." See Note 5 in the Notes to Consolidated Financial Statements in Item 15 of this report beginning on Page F-1 for discussion of impairment losses recognized in 2002.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The effective date of the SFAS No. 146 is January 1, 2003, with earlier adoption encouraged. In connection with the Discontinued Operations, the Company early adopted SFAS No. 146 in 2002. The effects of this adoption are described in Note 5 in the Notes to Consolidated Financial Statements in Item 15 of this report beginning on Page F-1.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contract that is related to an asset, liability or an equity security of the guaranteed party. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted the disclosure requirements of the Interpretation in this report. The Company does not believe that adoption of the initial recognition and initial measurement requirements of the Interpretation will materially impact the Company's financial position or results of operations. The disclosure required by the Interpretation is set forth in Note 5 in the Notes to Consolidated Financial Statements in Item 15 of this report beginning on Page F-1.

On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("Statement 148"). Statement 148 amends Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, "Interim Financial Reporting," to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required in Statement 148 and has provided the necessary disclosures within Note 2(o) to the Notes to Consolidated Financial Statements in Item 15 of this report beginning on page F-1.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The Company believes the adoption of FIN 46 will not impact the Company's financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2000	2001	2002
Revenues:
Services	63.2%	66.2%	68.9%
Products	36.8	33.8	31.1
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	47.8	51.1	54.9
Cost of products	27.2	25.4	23.3
Total cost of revenues	75.0	76.5	78.2
Gross profit	25.0	23.5	21.8
Operating expenses:
Administrative	5.2	5.0	5.4
Salary and payroll taxes	4.9	6.0	5.3
Amortization of goodwill	0.4	0.4	--
Total operating expenses	10.5	11.4	10.7
Income from operations	14.5	12.1	11.1
Other income (expense):
Interest expense	--	(0.9)	(1.5)
Other income	1.0	0.7	0.1
Total other income (expense)	1.0	(0.2)	(1.4)
Income from continuing operations before provision for income taxes, minority interest and equity investment	15.5	11.9	9.7
Provision for income taxes	0.8	0.4	0.7
Income from continuing operations before minority interest and equity investment	14.7	11.5	9.0
Minority interest and equity investment	--	0.1	(0.3)
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	14.7	11.6	8.7
Loss from discontinued operations, net of taxes	--	(2.7)	(9.8)
Cumulative effect of a change in accounting principle, net of taxes	--	--	(11.9)
Net income (loss)	14.7%	8.9%	(13.0)%

2002 Compared to 2001

Revenues. Revenues increased approximately 32.3%, or $60.9 million, to $249.8 million in 2002 from $188.9 million in 2001. Of this increase, $47.1 million was attributable to an increase in services revenues and $13.8 million was attributable to an increase in products revenues. The increase in revenues was primarily attributed to the land-based operations we acquired in the third quarter of 2001 and to an average of nine additional spa ships in service in 2002 compared to 2001. The increase was also attributable to the significant decrease in travel in the weeks following the terrorists attacks of September 11, 2001, which abated to a significant extent in 2002. These increases were partially offset by a decrease in revenues at our massage therapy schools due to lower enrollments. We had an average of 1,187 shipboard staff members in service in 2002 compared to an average of 1,112 shipboard staff members in service in 2001. Revenues per shipboard staff per day increased by 10.9% to $397 in 2002 from $358 in 2001.

Cost of Services. Cost of services increased $40.7 million from $96.5 million in 2001 to $137.2 million in 2002. Cost of services as a percentage of services revenue increased to 79.7% in 2002 from 77.2% in 2001. These increases were due to increases in costs incurred in connection with our acquired operations and commissions allocable on cruise ships covered by agreements that provide for increases in payments in 2002 compared to 2001. Additionally, the increases were attributable to a decrease in revenues at our massage therapy schools in 2002 that did not affect increases in fixed costs at the schools.

Cost of Products. Cost of products increased $10.2 million from $48.0 million in 2001 to $58.2 million in 2002. Cost of products as a percentage of products revenue decreased to 74.9% in 2002 from 75.1% in 2001. This decrease was due to increased efficiency at our manufacturing facility that was partially offset by increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in payments in 2002 compared to 2001.

Operating Expenses. Operating expenses increased $5.3 million from $21.5 million in 2001 to $26.8 million in 2002. Operating expenses as a percentage of revenues decreased to 10.7% in 2002 from 11.4% in 2001. The decrease was due to a decrease in goodwill amortization as the result of the impact of a new accounting principle and the effect of the relatively small administrative overhead relating to the land-based operations that were acquired in the third quarter of 2001. The decrease was partially offset by an increase in the provision for doubtful accounts at the massage therapy schools, the results of which were exacerbated by the weak economic conditions and an increase in intangible amortization of our land-based operations that were acquired in the third quarter of 2001.

Other Income (Expense). Other income (expense) decreased $3.1 million from expense of $0.5 million in 2001 to expense of $3.6 million in 2001. This decrease was due to the increase in interest expense in 2002 as a result of our debt financing obligations, under the credit agreement which we entered into in connection with our July 2001 acquisitions, which was not in place during all of 2001, and a reduction in interest income due to reduced cash balances in 2002.

Provision for Income Taxes. Provision for income taxes increased $0.9 million from $0.7 million in 2001 to $1.6 million in 2002. The provision for income taxes increased to an overall effective rate of 6.9% for 2002 from an overall effective rate of 3.3% for 2001 primarily due to the income earned in jurisdictions that tax our income increasing to a greater extent than our income earned in jurisdictions that do not tax our income and a tax benefit that was recorded in 2001 for a refund for taxes paid in prior years that did not occur in 2002.

Loss from Discontinued Operations, Net of Tax. The loss from discontinued operations increased $19.3 million from ($5.1) million in 2001 to ($24.4) million in 2002. This increase was attributed to a $14.4 million loss on disposal that was recorded in the fourth quarter of 2002 with respect to the disposition of most of our day spa operations which commenced in that quarter and a $10.0 million loss from operations attributable to a full year of operations of those day spas in 2002, compared to a partial year in 2001 as a result of the acquisition of the day spas in the third quarter of 2001.

Cumulative Effect of a Change in Accounting Principle. During the second quarter, in accordance with SFAS 142, we wrote-off $29.6 million in intangible assets. These intangibles primarily consist of goodwill related to our July 2001 acquisitions of the Greenhouse Day Spa and C.Spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

2001 Compared to 2000

Revenues. Revenues increased approximately 16.7%, or $27.1 million, to $188.9 million in 2001 from $161.8 million in 2000. Of this increase, $22.6 million was attributable to an increase in services revenues and $4.5 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to the land-based operations we acquired in July 2001 and to an average of six additional spa ships in service in 2001 compared to 2000. This increase was partially offset by the impact of the terrorist attacks of September 11, 2001 which caused a decline in the number of cruise passengers and a decline in the number of customers at our spas, and the bankruptcy filing by Renaissance Cruises. We had an average of 1,112 shipboard staff members in service in 2001 compared to an average of 1,068 shipboard staff members in service in 2000. Revenues per shipboard staff per day was $358 in each of 2001 and 2000.

Cost of Services. Cost of services increased $19.1 million from $77.4 million in 2000 to $96.5 million in 2001. Cost of services as a percentage of services revenues increased to 77.2% in 2001 from 75.6% in 2000. The increase was due to costs incurred related to our acquired operations and increases in commissions allocable on cruise ships covered by agreements that provide for increases in payments in 2001 compared to 2000. Additionally, costs were incurred on ships, without corresponding revenues, for which cruises were cancelled as a result of the September 11 terrorist attacks or that were only in service for a portion of the year due to the bankruptcy of Renaissance Cruises.

Cost of Products. Cost of products increased $3.9 million from $44.1 million in 2000 to $48.0 million in 2001. Cost of products as a percentage of products revenue increased to 75.1% in 2001 from 74.1% in 2000. This increase was primarily due to increases in commissions allocable to products sales on cruise ships covered by agreements which provided for increases in payments in 2001 compared to 2000.

Operating Expenses. Operating expenses increased $4.5 million from $17.0 million in 2000 to $21.5 million in 2001. Operating expenses as a percentage of revenues increased to 11.4% in 2001 from 10.5% in 2000 as a result of the operating expenses and intangible amortization at our newly acquired land-based operations which were not owned by us in 2000.

Provision for Income Taxes. The provision for income taxes decreased $0.6 million from $1.3 million in 2000 to $0.7 million in 2001. The provision for income taxes decreased to an overall effective rate of 3.3% in 2001 from an overall effective rate of 5.1% in 2000 primarily due to the income earned in jurisdictions that do not tax our income being increasing at a greater rate than our income earned in jurisdictions that tax our income and a tax benefit that was recorded in 2001 for a refund for taxes paid in prior years that did not occur in 2000.

Loss from Discontinued Operations, Net of Tax. The loss from discontinued operations with respect to our day spas was ($5.1) million in 2001. The day spas were acquired in the third quarter of 2001. As a result, there was no loss from discontinued operations in 2000.

Quarterly Results and Seasonality

The following table sets forth selected statements of operations data on a quarterly basis for 2001 and 2002 and the percentage of revenues represented by the line items presented. Certain cruise lines, and, as a result, Steiner Leisure, have experienced moderate seasonality. However, we believe that the introduction of cruise ships into service throughout a year has mitigated the effect of seasonality on our results of operations. In addition, decreased passenger loads during slower months for the cruise industry has not had a significant impact on our revenues. However, due to our dependence on the cruise industry, Steiner Leisure's revenues may in the future be more significantly effected by seasonality. The quarterly selected statements of operations data set forth below were derived from the Unaudited Consolidated Financial Statements of Steiner Leisure (excludes the day spa segment, which is reported in discontinued operations) which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

Fiscal Year 2001				Fiscal Year 2002
First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Statement of Operations Data:
Revenues	$41,024	$42,493	$55,729	$49,642	$57,837	$60,943	$67,020	$64,025
Gross profit	10,147	10,331	13,436	10,507	13,232	13,416	14,549	13,200
Administrative, salary and payroll taxes, goodwill amortization	4,462	4,487	6,703	5,829	6,531	6,460	6,784	6,979
Income from continuing operations	5,901	6,013	5,835	4,217	5,274	5,593	6,121	4,650
Discontinued operations	-	-	(2,220)	(2,856)	(2,764)	(2,678)	(2,083)	(16,859)
Change in accounting principle	-	-	-	-	(29,644)	-	-	-
Net income (loss)	5,901	6,013	3,615	1,361	(27,133)	2,915	4,038	(12,210)
Diluted earnings per share	$0.39	$0.40	$0.22	$0.08	$(1.65)	$0.18	$0.25	$(0.76)
As a Percentage of Revenues:
Gross profit	24.7%	24.3%	24.1%	21.2%	22.9%	22.0%	21.7%	20.6%
Administrative, salary and payroll taxes, goodwill amortization	10.9%	10.6%	12.0%	11.7%	11.3%	10.6%	10.1%	10.9%
Income from continuing operations	14.4%	14.2%	10.5%	8.5%	9.1%	9.2%	9.1%	7.3%
Discontinued operations	0.0%	0.0%	(4.0)%	(5.8)%	(4.8)%	(4.4)%	(3.1)%	(26.3)%
Change in accounting principle	0.0%	0.0%	0.0%	0.0%	(51.3)%	0.0%	0.0%	0.0%
Net income (loss)	14.4%	14.2%	6.5%	2.7%	(46.9)%	4.8%	6.0%	(19.1)%

Liquidity and Capital Resources

Cash flow from operating activities of continuing operations was $25.3 million in 2002, $24.6 million in 2001 and $24.0 million in 2000. Steiner Leisure had working capital of approximately $917,000 at December 31, 2002, compared to working capital (deficit) of ($3.8) million at December 31, 2001.

In connection with the construction of the Atlantis Spa, we spent $2.5 million in 1999 and $3.1 million in 1998. These $5.6 million in capital expenditures were to be amortized over the fifteen-year term of our arrangement with the Atlantis Resort. Effective January 31, 2001, the operator of the Atlantis Resort exercised its option to buy out the remaining term of our lease and, as a result, effective January 31, 2001 we no longer offered our services and products at the Atlantis Spa. In connection with that buy-out we received $4.9 million from the operator of the Atlantis Resort and did not recognize any gain or loss. Commencing in July 2001, with our acquisition of a 60% interest in Mandara Spa, we began again to offer products and services at the Atlantis Spa.

In October 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. That luxury spa opened in November 2001. The term of the lease of the facility is 15 years with a five-year renewal option if certain sales levels are achieved. The build-out of the luxury spa cost approximately $13.1 million. The build-out was funded from our working capital and a term loan. The operator of the Aladdin Resort and Casino has filed for protection under Chapter 11 of the Bankruptcy Code and continues to conduct its operations. We have taken steps in the bankruptcy court to protect our leasehold interest at the resort. However, we cannot assure you that our operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankruptcy filing.

In July 2001, the Company purchased a 60% equity interest in each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively, referred to as "Mandara Spa"). Mandara Spa operates spas in more than 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines. Effective March 1, 2002, we acquired an additional approximately 20% interest in Mandara Spa LLC for consideration of approximately $2.9 million in cash. Additionally, effective December 31, 2002, we acquired the remaining interests in Mandara Spa LLC (20%) and Mandara Spa Asia (40%) in exchange for a total of 400,000 of our common shares, valued at approximately $5.6 million. This amount represents the funding that was required to complete the build-out of certain luxury spa facilities under the "Mandara" name.

In connection with the Mandara Spa acquisition, the Company paid $30.9 million in cash including ($1.5 million in transaction costs), $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equity holders have guaranteed certain income levels for an 18-month period. If the income levels are not achieved, then, amounts owed on the subordinated debt are reduced on a pro rata basis. We issued to the selling equity holders subordinated notes in the aggregate principal amount of $7,000,000, and which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia Limited (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa LLC (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Spa Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara-Asia Notes accrues, and is payable, quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to Steiner by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes are not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to Steiner, Steiner has not recorded any purchase price (goodwill) related to the Notes. When the contingency is resolved, the settlement amount of the Notes and related interest, if any, will be recorded as a component of the purchase price. As of December 31, 2002, in connection with the earnout, approximately $2.8 million in principal and $400,000 of interest is due under the Mandara - US Notes and $1.4 million in principal and $189,000 of interest is due under the Mandara - Asia Notes. In accordance with SFAS 141, these amounts have been recorded as a component of the purchase price.

In connection with our acquisition of Mandara Spas we incurred approximately $7.3 million in costs from July 2001 through March 2002 in connection with the completion of the build-out of certain luxury spa facilities to be operated under the "Mandara" name.

In July 2001, the Company purchased the assets of the Greenhouse Day Spa chain and other related entities, which assets, collectively, constituted eleven luxury day spas located at various locations within the United States, and the "Greenhouse" mark. In connection with that transaction, the Company paid $7.1 million in cash and $4.3 million in common shares. In addition, $3.0 million of common shares, and 200,000 options in common shares could be earned by the sellers if certain income levels are obtained through 2003.

In July 2001, the Company purchased the shares of DK Partners, Inc., which operated six day spas located in California. In connection with that transaction, the Company paid $5.5 million in cash and assumed $1.8 million of indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained.

These transactions were accounted for under the purchase method.

In order to finance these acquisitions, in July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility have been used for working capital needs. As of March 31, 2003, $22.0 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At March 31, 2003, the effective rates on the term loan and revolving facility were approximately 6.7% and 5.3%, respectively.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2002, the Company was either in compliance or had received waivers of any non-compliance related to these covenants.

Other limitations on capital expenditures, or on other operational matters, could apply in the future. Also, the recent amendment to our credit facility provided us with partial relief with respect to principal payments for the first quarter of 2003. A result of that relief is that we will be required to use a portion of our cash flow to make interest payments with respect to that unpaid principal.

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

The interest rate swap has a notional amount of $13.0 million as of December 31, 2002 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of ($322,000) and a gain of $89,000 in accumulated other comprehensive losses in 2001 and 2002, respectively. We reclassified losses of ($197,000) and ($403,000) related to the interest rate swap into interest expense in 2001 and 2002, respectively.

In July 2001, we purchased the assets of the Greenhouse Day Spa business. As a result, we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and acquired the "Greenhouse" mark. Also in July 2001, we purchased C.Spa, which operated six day spas in California. We opened an additional "Greenhouse" day spa in February 2002.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. In that quarter, we began negotiations with potential third party acquirers of the assets of those day spas as well as with landlords at the shopping centers and other venues where those day spas are located. As of March 31, 2003, 13 of those day spas had been closed pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. In addition, we are in negotiations with landlords and a proposed acquirer of the assets/assignee of the lease with respect to the remaining four day spas to be disposed of.

These transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically have been required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $6.0 million.

Our loss on disposal in connection with these discontinued operations is estimated to be approximately $14.4 million in 2002. Our loss on operations in connection with these discontinued operations is approximately $10.0 million for 2002. Additional losses on disposal and operations will be incurred in 2003, but the amounts thereof are not currently known. If the transactions for the disposition of the remaining day spas are not completed on the terms currently proposed, that loss could increase. In addition, in connection with these discontinued operations, we anticipate that Celeste Dunn, President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary, will be terminating her employment with us. In connection with that termination, Ms. Dunn may be entitled to receive a severance payment of $748,000. Ms. Dunn has also requested compensation in addition to that amount as well as the termination of her non-competition arrangement in connection with her departure. Any amounts paid will be included in the loss on discontinued operations for 2003. No agreement has yet been reached with Ms. Dunn on this matter.

In 2000, we purchased a total of approximately $13.0 million of our common shares in the open market. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months. To the extent there is a significant slow-down in travel resulting from terrorist attacks, the war in Iraq, other hostilities, or any other reasons, cash generated from operations may not satisfy the cash required to operate our business. In that case we would need outside financing which may not be available on commercially acceptable terms, or at all.

Inflation and Economic Conditions

Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. The current softness of the economy in North America and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition.

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

  our future land-based activities;

  our ability to secure renewals of agreements with cruise lines upon their expiration;

  scheduled introductions of new ships by cruise lines;

  our ability to generate sufficient cash flow from operations;

  the extent of the taxability of our income;

  the effects of acquisitions and new projects;

  our market sensitive financial instruments;

  our future financial results;

  the completion of the disposition of our discontinued day spa segment; and

  our ability to increase sales of our products.

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

  economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001, the war in Iraq and the threat of future terrorist attacks and armed hostilities;

  our dependence on a limited number of cruise companies and further consolidation of companies in the cruise industry;

  our obligation to make minimum payments to certain cruise lines and lessors of land-based spas, irrespective of the revenues received by us from customers;

  increases in payments accompanying renewals of expiring cruise line agreements and land-based spa agreements, or the securing of new agreements;

  our dependence on the continued viability of the cruise lines we serve and the resorts where we operate our land-based spas;

  delays in new ship introductions and unscheduled withdrawals from service of ships we serve;

  the effects of outbreaks of illnesses on cruise ships or in locations where our resort spas are located;

  the possible increasing effects of seasonality on our business;

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

  risks relating to our non-U.S. operations;

  uncertainties beyond our control that could affect our ability to timely and cost-effectively construct land-based spa facilities;

  changes in laws and government regulations applicable to us and the cruise industry;

  product liability or other claims against us by customers of our products or services;

  currency risk;

  restrictions imposed on us as a result of our credit facility; and

  our need to seek additional financing and the risk that such refinancing may not be available on satisfactory terms, or at all.

These risks and other risks are detailed in the section of this report entitled "Certain Factors That May Affect Future Operating Results." That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

Forward-looking statements should not be relied upon as predictions of actual results. Subject to any continuing obligations under applicable law, we expressly disclaim any obligation to disseminate, after the date of this report, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information set forth, or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating Steiner Leisure and its business.

We Depend on Our Agreements with Cruise Lines and Resorts. If these Agreements Terminate, Our Business would be Harmed

Our revenues are generated principally on cruise ships. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship, as of March 10, 2003, of approximately two years. As of that date, cruise line agreements that expire within one year covered ten of the 104 ships served by us. These ten ships accounted for approximately 4.6% of our 2002 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. These agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, failure of a cruise line to meet a specified passenger occupancy rate, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of March 10, 2003, agreements for two ships provided for termination for any reason by the cruise line on six months' notice, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice and, with respect to one ship, we received notice that our agreement would not be renewed after its March 17, 2003 termination date. We also have given notice to a cruise line that we do not wish to renew an agreement covering its ship. These eight ships (which are included in the ten ships reference above) accounted for 4.3% of our revenues for 2002. Our cruise line agreements may, therefore, be terminated prior to their specified termination dates. Termination of significant cruise lines agreements, or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and, financial condition. Some of our land-based agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards. In addition, negotiations with cruise lines or resort operators may result in agreements which may not be as beneficial to us as anticipated, or non-renewals of agreements.

We Depend on the Cruise Industry and their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. According to the Cruise Lines Industry Association, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 2.2 million passengers in 1985 to approximately 7.6 million in 2002. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

The cruise industry is subject to significant risks that could affect our results of operations. Accidents and other incidents involving cruise ships, environmental violations by cruise lines, restricted access to cruise ships of environmentally sensitive regions and possible increases in fuel costs could materially adversely impact the cruise industry. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. The public concern over these incidents, especially if they continue, could adversely affect the cruise industry. In addition, industry analysts have expressed concern regarding potential over-capacity of ships operated by the cruise lines. Such overcapacity could adversely affect the cruise industry.

In addition, recently, several cruise lines have been discounting their fares in order to increase their passenger counts. Passengers who are cruising solely due to these discounts may reflect their cost consciousness by not spending on discretionary items, such as our services and products.

The cruise lines operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. Historically, such events have adversely affected demand for cruise vacations. Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Fears of terrorist attacks, such as those of September 11, 2001, the war in Iraq and other potential and actual armed hostilities, may cause prospective travelers to cancel their plans, including plans for cruise vacations. In addition, any strikes or other disruptions of airline service, including of the type that followed the terrorist attacks of September 11, 2001 and those that could follow other terrorist attacks or armed conflicts, could adversely affect the ability of cruise passengers to reach their ports of embarkation.

Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing vacations. In addition, public demand for vacation activities is influenced by general economic conditions. A majority of cruise passengers we serve reside in North America. The economic downturn currently being experienced in North America, as well as future periods of general economic recession, could have a material adverse effect on the cruise industry and could also have a material adverse effect on our business, results of operations and financial condition.

The Aftermath of the September 11, 2001 and Other Hostilities May Adversely Impact Our Financial Results and Growth

Both Steiner Leisure and the leisure industry in general have been adversely affected in the aftermath of the September 11, 2001 terrorist attacks on New York and Washington and may be adversely affected by the war in Iraq. In addition, our resort spa results of operations in Indonesia and Malaysia were adversely affected by the terrorist bombings in Bali, Indonesia, in October 2002 and are continuing to be so adversely affected. Domestic and international leisure travel and resort occupancy, which already had been adversely affected by the economic downturn in the United States and internationally, have decreased further and are likely to remain depressed over the near term as potential travelers reduce or avoid discretionary air and other travel in light of the increased safety concerns and anticipated travel delays. Those attacks, the threat of additional attacks and the war in Iraq also have decreased consumer confidence, and a resulting further decline in the U.S. and global economies could further reduce travel. At present, it is not possible to predict either the severity or duration of such declines, but weaker cruise industry and resort hotel performance could have a material adverse effect on our business, results of operations and financial condition.

We Depend on Certain Cruise Companies, and the Loss of One or Two Significant Cruise Line Customers Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise companies has decreased in the past few years. In the second half of 2000, Premier and Commodore Cruise Lines ceased to operate. In September 2001, Renaissance Cruise Line ceased its operations. Further consolidation of the cruise industry may occur. As a result of industry consolidation, a small number of cruise companies, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2002: Carnival (including Carnival, Costa, Holland America, Windstar and Cunard/Seabourn lines): 22.9%; and Royal Caribbean (including Royal Caribbean and Celebrity Cruise Lines): 24.0%. In addition, passengers of P&O Princess (including Princess and P&O European Ferries) accounted for 9.9% of our revenue in 2002. In January 2003, Carnival entered into an agreement to acquire P&O Princess. These companies also accounted for 80 of the 104 ships served by us as of March 10, 2003. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

Steiner Leisure is obligated to make minimum payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future cruise line or land-based spa agreements we enter into with resort owners or others. Accordingly, we could be obligated to pay more than the amount collected from customers or might not receive revenues sufficient to cover our costs. As of December 31, 2002, these payments are required by cruise line agreements covering a total of 30 ships served by us and two additional ships not yet in service.

As of December 31, 2002, Steiner Leisure guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $26.0 million in 2003, $29.1 million in 2004, and $ 27.2 million in 2005. These amounts could increase under new, or renewed, agreements. Some of the minimum annual payments are calculated based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. These payments could significantly increase the minimum payments above.

In general, Steiner Leisure has experienced increases in required payments to cruise lines upon renewing, or entering into new agreements with cruise lines.

As of December 31, 2002 Steiner Leisure guaranteed total minimum payments to resorts of approximately: $2.2 million in 2003, $2.1 million in 2004, $2.1 million in 2005, $1.8 million in 2006, $1.6 million in 2007 and $7.1 million thereafter. These amounts could increase under new, or renewed agreements.

We Depend on the Continued Viability of the Ships and Resorts We Serve

Our revenues from shipboard customers and customers at land-based resorts we serve can only be generated if the ships and resorts we serve continue to operate. Premier, Commodore and Renaissance Cruise Lines ceased operating in 2000 and 2001. The Aladdin Resort and Casino, where we began operating a luxury spa in December 2001, has filed for protection under the federal bankruptcy laws. The Aladdin Resort continues to operate and we have taken legal steps to protect our interest as the operator of the spa at that resort. We cannot assure you, however, as to the continued viability of the Aladdin Resort and Casino (including our ability to protect our substantial investment in our build-out there) or of any of the other cruise lines or resorts that we serve. To the extent that cruise lines or resorts that we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially, adversely affected.

Delays in New Ship Introductions Could Harm Us

Our growth depends, in part, on our serving new cruise ships brought into service. A number of cruise lines we serve have experienced in the past, and continue to experience, delays in bringing new ships into service. In addition, there are a limited number of shipyards in the world capable of constructing large cruise ships in accordance with the standards of major cruise lines. This may also contribute to delays in new ship construction. Such delays could have a material, adverse affect on our business, results of operations and financial condition.

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, and Glenn J. Fusfield, Chief Operating Officer. In addition, as a result of our limited experience with land-based spa operations, the success of our land-based spas depends to a significant extent on the senior officers who run those operations. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. Steiner Leisure has employment agreements with Mr. Warshaw, Mr. Fluxman and Mr. Fusfield and with the senior officers of our land-based spa operations, but does not have in place key person life insurance policies with respect to any of our officers. Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our shipboard and land-based services.

One important tool for attracting and retaining key Steiner Leisure management personnel and other employees of the Company is the issuance of stock options or other equity incentives to such employees. Only a limited number of shares are currently available for grants to employees under our stock option and incentive plan. Recently, it has become more difficult than in the past for companies to obtain the needed shareholder approval to make additional shares available for option grants or other equity grants to employees. To the extent we are unable to amend our option plan to make available more shares for grants to management and other key employees, our ability to attract and retain key employees could be materially, adversely affected.

Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our shipboard and land-based services. Shipboard employees typically are employed pursuant to agreements with terms of eight months. Land-based spa employees' are generally employed on an at-will basis. Other providers of shipboard spa services have been competing with us for shipboard personnel. We also compete with spas and other employers for land-based personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite skills necessary for our business. If we are unable to attract a sufficient number of qualified applicants to provide our services and products, our business, results of operations and financial condition could be materially, adversely affected.

We Depend on a Single Product Manufacturer

Almost all of the ingredients and other materials for our "Elemis" and "La Therapie" beauty products are produced by a single manufacturer, pursuant to an agreement that terminates in December 2003. If this manufacturer ceased producing, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

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

  Greenhouse Day Spa Group, Inc., a Florida corporation that operates our Greenhouse Day Spas (which are in the process of being closed or otherwise disposed of);

  Steiner Spa Asia Limited, a Bahamas company that owns Mandara Spa Asia Limited, a British Virgin Islands company that owns Mandara Spa Asia Limited.

  Steiner Day Spas, Inc., a California corporation that operates our C.Spa day spas (which are in the process of being closed or otherwise disposed of);

  Steiner Beauty Products, Inc., a Florida corporation that retails and distributes beauty and hair care products;

  Steiner Spa Resorts (Nevada), Inc., a Florida corporation that operates our spa at the Aladdin Resort in Las Vegas, Nevada;

  Steiner Spa Resorts (Connecticut), Inc., a Florida corporation involved in the build-out and operation of our spa at the Mohegan Resort in Uncasville, Connecticut;

  Elemis Limited, a United Kingdom company that operates our Elemis day spa in London and distributes our "Elemis" and "La Therapie" products in the United Kingdom;

  Cosmetics Limited, a Bahamas company that owns the rights to, and distributes our "Elemis" and "La Therapie" products, other than in the United Kingdom;

  Steiner Education Group, a Florida corporation which we operate through its subsidiary our massage therapy schools;

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

For similar reasons, certain non-U.S. jurisdictions may also assert that Steiner Transaction's income is subject to their income tax.

Management Services receives payments from Steiner Transocean and other Bahamas subsidiaries of Steiner Leisure in return for certain administrative services it provides to Steiner Transocean. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arms' length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Management Services. This reallocation also could result in the imposition of interest and penalties. Management Services and Steiner Beauty also may be subject to additional U.S. state and local income, franchise and other taxes.

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

In 2002, Steiner Leisure paid tax at an aggregate rate of 6.9% on its income. The increase in our land-based operations since 2001 has significantly increased, and is expected in the future to significantly increase, the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to taxation. In addition, such amount of income subject to tax will increase to the extent our land-based income is increased relative to our shipboard income.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One cruise line has indicated that it intends to provide the shipboard services and products we currently provide with its own personnel and one or more additional cruise lines could elect to provide these services and products themselves in the future. In addition, there are several other entities offering services in the cruise industry similar to those provided by us, including Harding Brothers and other providers.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities, often without additional charge to guests, similar to those offered on cruise ships. A number of these resorts also offer casino gambling. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives that compete for consumer dollars. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our customers. In addition, Steiner Leisure is relatively new to the land-based spa industry and our spas compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers, than the land-based spas operated by us.

The post-secondary education market is highly competitive. Our massage therapy schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. The recent slow-down in the technology sector is causing a number of our competitors who have traditionally offered instruction relating to that sector to modify their course offerings. A number of those schools are now offering or contemplating offering programs similar to ours. This will increase the competition for students. Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition than our products, including large entities with greater resources than ours.

Our Land-Based Operations Face Additional Risks

We Have Limited Experience in Land-based Operations

In July 2001, we made a series of acquisitions which resulted in our being the operators of the Greenhouse, Mandara and C.Spa land-based spa chains. In 1999 and 2000, we acquired three massage therapy schools with nine campuses located in Florida and several mid-Atlantic states. As a result of these acquisitions and other recent land-based activities, and despite the disposition of most of our land-based operations, an increased portion of our business is now represented by land-based operations. In the future, we may decide to grow our business through other land-based acquisitions that we deem appropriate. Prior to the acquisitions described above, our business almost entirely consisted of providing spa services and products on cruise ships and we had only limited experience with respect to land-based operations. Our day spa operations did not prove to be beneficial to our overall results of operations, and there is a risk that we will not be able otherwise to duplicate any success we have had with our shipboard operations in our land-based operations.

In order to successfully conduct our land-based businesses, we will be required to effectively and efficiently integrate the businesses we have acquired. If we are unable to successfully integrate our land-based spa operations, or any other land-based operations we may acquire in the future our business and financial results could be materially, adversely affected.

The success of our land-based business also depends on our ability to hire and retain the services of qualified personnel. We cannot assure you that a sufficient number of highly qualified personnel will be available to us.

Risks Relating to our Day Spa Operations

We have, as of March 31, 2003, we disposed of, or otherwise closed, 13 of the 17 day spas we are disposing of. We intend to dispose of the remaining four of those day spas in the near future. Our loss on disposal of these discontinued operations is estimated to be approximately $14.4 million for 2002. Our loss on operations in connection with these discontinued operations was approximately $10.0 million for 2002. Additional losses on disposal and operations will be incurred in 2003, but the amounts thereof are not currently known. In addition, most of the agreements under which we have closed or otherwise disposed of the day spas required us to pay rent for various periods of time after the date we ceased to operate the spas involved. In addition, in connection with most of the agreements relating to the disposition of day spas to third parties, we remain liable under the leases for those day spas in the event the third party lease assignees fail to pay rent under such leases. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the payments that they are required to make is approximately $6.0 million.

Risks of Non-U.S. Operations

A total of 33 of our non-United States resort spa operations are located in Indonesia, Thailand and Malaysia. The Indonesian island of Bali, where we have 14 resort spas, was the site of a terrorist attack in October 2002. In addition, all three of these countries have experienced in the past, and may experience in the future, political and/or economic unrest. In addition, countries where we currently or may in the future operate spas may experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations and could materially adversely affect the financial performance of these operations. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

We also operate spas in the Caribbean, the Pacific and other locations that are subject to severe weather conditions, including hurricanes and other destructive storms. In the fourth quarter of 2002, Guam, where we operate several resort spas, was hit by a significant typhoon. That typhoon resulted in damage to our properties and the closing of the resorts in which they were located, causing us to suffer a loss of revenues. Similar storms or other destructive natural occurrences affecting the areas in which we have operations could materially, adversely affect our results of operations.

Our Resort Spas Depend on the Resort Hotel Industry

We operate luxury spas at 60 resorts located in 11 countries. Similar to our dependence on the cruise industry with respect to our shipboard services and products, we are dependent on the resort hotel industry for the success of our resort spas. To the extent that consumers do not choose to stay at resorts where we operate spas, as to which we have no control, our business, financial condition and results of operations could be materially, adversely affected. The hotel resort industry is subject to risks that are, in many ways, similar to that of the cruise industry and include the following risks:

  changes in the national, regional and local economic climate (including major national or international events such as the terrorist attacks of September 11, 2001, the October 2002 Bali terrorist attack and the war in Iraq), local conditions, including an oversupply of hotel properties, or a reduction in demand for hotel rooms;

  the attractiveness of the hotels to consumers and competition from comparable hotels;

  the outbreak of illnesses in locations where we operate resort spas;

  the performance of the employees at the resorts we serve;

  possible labor unrest or changes in economics based on collective bargaining activities;

  changes in room rates at the resorts we serve; and

  the maintenance of the resorts we serve and changes in popular travel patterns.

To the extent that there are adverse changes in the foregoing conditions, this could adversely affect the financial performance of our resort spa operations.

Risks Relating to our Schools

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy, skin care and related areas. In April 2000, we acquired a total of two massage therapy schools currently (comprised of four campuses) in Maryland, Virginia and Pennsylvania. We had no prior experience in operations of this type and we cannot assure you that these businesses will perform as we anticipate. If we are unable to successfully operate these schools, or any other non-spa-related operations that we may acquire in the future, our business, results of operations and financial condition could be materially, adversely affected.

In the fourth quarter of 2002, we appointed a new senior executive in our schools division. While we believe that this new senior executive has the qualifications to successfully lead that division, she has had limited experience in her new capacity and we cannot assure you that she, in fact, will be able to successfully manage our school operations.

We May Have Insufficient Liquidity to Take Advantage of Available Opportunities

Among other parts of our business plan, we will consider land-based opportunities to operate spas at resorts. We have been required in connection with obtaining a number of resort spa leases to incur the cost of the build-out of the spa facilities. We have drawn down all available funds under the revolving credit portion of our credit facility and we are subject to restrictions on capital expenditures under our credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Also, the recent amendment to our credit facility provided us with partial relief with respect to principal payments for the first quarter of 2003. The result of that relief is that we will be required to use a portion of our cash flow to make interest payments with respect to that unpaid principal. Accordingly, and due to the fact that our cash flow from operations may not be sufficient to enable us to build-out the facilities at resorts where we otherwise would like to operate spas, we may not be able to take advantage of otherwise favorable opportunities to operate resort spas. In addition, in general, in the event we exceed our currently anticipated cash capital expenditures or our cash flow from operations is less than anticipated, we would need to seek additional equity or debt financing to fund our business plan. Among other things that could cause our cash flow to be less than anticipated is the reduction in leisure travel that could result from the war in Iraq and/or the continued threats of terrorist attacks. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out of Land-based Spas

In connection with our agreements relating to our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Resort and the Mohegan Sun Resort we have been required to build-out the spa facilities we are to operate at our own expense. In connection with any other new land-based resort spas that we may seek to operate in the future, we may wish, or be required, to build-out the spa's facilities at our own expense. To date, the cost to build-out these large facilities has ranged from $1.5 million to $13.1 million. Any land-based spas we might wish to operate in the future could require build-out expenditures within that range or above it, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. Such build-outs involve risks to us, including as follows:

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

Government Regulation Could Adversely Affect Us

Products

Steiner Leisure's advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union, designed to protect consumers or the environment could increase the cost of, or otherwise materially adversely affect the advertising, manufacturing and packaging our products.

Land-Based Spas

Steiner Leisure's land-based spa operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely effect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for employees at our land-based facilities.

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

Under the applicable regulations, there are three financial ratios for an institution, each of which is scored separately and which is then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.

In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states' Departments of Education. Additionally, each institution must be accredited by an agency recognized by the DOE.

All of our schools are eligible for our students to receive federal funding, including loan funds.

The financial aid and assistance programs, in which most of our schools' students participate are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Administration of these programs is periodically reviewed by various regulatory agencies. Failure by our schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in,

Title IV Program funds would have a material adverse effect on the Steiner Leisure's revenues and cash flows because the Schools' student enrollment would likely decline significantly as a result of our students' inability to finance their education without the availability of Title IV Program funds.

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

Our Credit Facility Financing Could Restrict Our Activities

In July 2001, we entered into a credit facility with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. That agreement contains certain affirmative, negative and financial covenants, that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. Among other things, in connection with our recent amendment to the credit facility, we are limited to $5,000,000 in capital expenditures for 2003.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of a such a breach the outstanding principal, together with all accrued interest under our credit facility will, at the option of our lenders, become immediately due and payable. If we were unable to repay amounts that become due under the credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under our credit facility. If the indebtedness under the credit facility were to be accelerated, our assets may not be sufficient to repay in full the indebtedness.

Need for Growth in Product Sales

In order for us to grow, there will be a need to find alternate sources of revenues. One possible area of growth for Steiner Leisure is additional emphasis on growth in sales of our products, particularly our "Elemis" and "La Therapie" lines. While we believe that our Elemis luxury day spas in Coral Gables, Florida and London, England will assist us in our efforts to increase our Elemis and La Therapie products sales, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are the only day spas in their respective countries operated under the "Elemis" name, or that we otherwise will be able to grow our product sales.

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw material and of our products in English Pounds Sterling and Euros, the weakness of the U.S. Dollar against those currencies could adversely affect our results of operations.

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

In addition, certain of our cruise line agreements provide the cruise lines with rights of termination in the event of certain changes in control.

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

The stock market has from time to time experienced significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies including as a result of significant national events such as the terrorist attacks of September 11, 2001 and their aftermath and the war in Iraq. Furthermore, our operating results and prospects form time to time may be below the expectations of public market analysts and investors. Any such event could result in a material decline in the price of our common shares.

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

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments, assuming our actual level of indebtedness:

	2003	2004	2005	2006	Thereafter
	(in thousands)
Long -term debt:
Term loan $45 million, variable rate (6.7% at December 31, 2002)	$14,347	$9,000
Revolving loan, variable rate (5.3% at December 31, 2001)		$9,796
Fixed rate note payable (9%)			$1,880	$2,220
Fixed rate subordinated notes (9%)			$4,608

Effective September 28, 2001, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, the Company agreed to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $13.0 million as of December 31, 20002 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of ($322,000) and gain of $89,000 in accumulated other comprehensive losses in 2001 and 2002, respectively. The Company reclassified losses of ($197,000) and ($403,000) related to the interest rate swap into interest expense in 2001 and 2002, respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 6, 2003, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed in the Current Report on Form 8-K dated June 6, 2002 that we filed with the SEC June 6, 2002, we appointed Ernst & Young LLP as our new independent certified public accountants effective June 6, 2002, and we dismissed Arthur Andersen LLP as our independent certified public accountants effective June 6, 2002.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Steiner Leisure and compliance with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, under the captions "Proposal 1 - Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the definitive proxy statement of Steiner Leisure to be filed no later than April 30, 2003 (the "Proxy Statement") is incorporated by reference herein. Information with respect to executive officers may be found under the caption "Executive Officers" in Item 1 of this report.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	4,053,257	$18.22	148,713
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	4,053,257	$18.22	148,713

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Executive Compensation" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.       CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures

  Within the 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report.

  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning on   page F-l, pursuant to Item 8.
Reports of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended   December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002
Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)         Exhibit Listing

See list of the exhibits at 14(c), below.
(b)    Reports on form 8-K

None

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

10.20	Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller.13+
10.21	Membership Interest Purchase Agreement, dated June 27, 2001, by and among Steiner Leisure Limited, Steiner Spa Limited, SP Spas LLC and Red Sail Spas, L.L.C.16
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

21	List of subsidiaries of Steiner Leisure Limited.17
23.1	Consent of Ernst & Young LLP.17
23.2	Consent of Harry B. Sands, Lobosky and Company.17
99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200217
99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200217
99.3	Information Regarding Consent of Arthur Andersen LLP17

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

16Previously filed with annual report on Form 10-K for the year ended December 31, 2001.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 31, 2003
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003
/s/ CARL S. ST. PHILIP, JR Carl S. St. Philip, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 31, 2003
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	March 31, 2003
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	March 31, 2003
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 31, 2003

CERTIFICATION

I, Leonard I. Fluxman, certify that:

    I have reviewed this annual report on Form 10-K of Steiner Leisure Limited (the "Company");
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;
    The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003 /s/ Leonard I. Fluxman

Leonard I. Fluxman

Chief Executive Officer

CERTIFICATION

I, Carl S. St. Philip, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Steiner Leisure Limited (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003 /s/ Carl S. St. Philip, Jr.

Carl S. St. Philip, Jr.

Chief Financial Officer

STEINER LEISURE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Steiner Leisure Limited and subsidiaries for the year ended December 31, 2000 were audited by other auditors who have ceased operations and whose report dated February 22, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the financial statements of Steiner Leisure Limited and subsidiaries for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in that period related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures described above for 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Miami, Florida
March 6, 2003, except for Note 7,
as to which the date is March 28, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner Leisure Limited and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 22, 2001.

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. See Exhibit 99.3 for further discussion.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,242,000	$15,175,000
Marketable securities	515,000	--
Accounts receivable, net	8,028,000	12,348,000
Accounts receivable - students, net	6,161,000	4,481,000
Inventories	14,065,000	16,637,000
Assets held for sale	3,080,000	322,000
Other current assets	4,003,000	6,210,000
Total current assets	46,094,000	55,173,000
ASSETS HELD FOR SALE	40,957,000	--
PROPERTY AND EQUIPMENT, net	46,114,000	49,087,000
GOODWILL, net	45,091,000	46,340,000
OTHER ASSETS:
Intangible assets, net	6,485,000	5,980,000
Deferred financing costs, net	1,551,000	1,083,000
Other	2,205,000	1,948,000
Total other assets	10,241,000	9,011,000
Total assets	$188,497,000	$159,611,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,548,000	$7,981,000
Accrued expenses	13,237,000	15,524,000
Current portion of long-term debt	13,500,000	14,528,000
Liabilities related to assets held for sale	7,530,000	8,378,000
Current portion of deferred tuition revenue	6,327,000	5,286,000
Gift certificate liability	285,000	542,000
Income taxes payable	1,513,000	2,017,000
Total current liabilities	49,940,000	54,256,000
LONG-TERM DEBT, net of current portion	31,883,000	27,713,000
LONG-TERM DEFERRED RENT	--	1,050,000
LONG-TERM DEFERRED TUITION REVENUE	97,000	96,000
MINORITY INTEREST	6,323,000	50,000
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
17,631,000 shares issued in 2001 and 18,248,000 shares issued
in 2002	176,000	182,000
Additional paid-in capital	32,105,000	39,701,000
Accumulated other comprehensive income (loss)	(366,000)	614,000
Retained earnings	97,710,000	65,320,000
Treasury shares, at cost, 1,866,000 shares in 2001 and 2002	(29,371,000)	(29,371,000)
Total shareholders' equity	100,254,000	76,446,000
Total liabilities and shareholders' equity	$188,497,000	$159,611,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
REVENUES: REVENUES:
Services	$102,334,000	$124,966,000	$172,084,000
Products	59,482,000	63,922,000	77,741,000
Total revenues	161,816,000	188,888,000	249,825,000
COST OF REVENUES:
Cost of services	77,349,000	96,466,000	137,189,000
Cost of products	44,071,000	48,001,000	58,239,000
Total cost of revenues	121,420,000	144,467,000	195,428,000
Gross profit	40,396,000	44,421,000	54,397,000
OPERATING EXPENSES:
Administrative	8,365,000	9,447,000	13,399,000
Salary and payroll taxes	7,990,000	11,293,000	13,355,000
Amortization of goodwill	651,000	741,000	--
Total operating expenses	17,006,000	21,481,000	26,754,000
Income from operations	23,390,000	22,940,000	27,643,000
OTHER INCOME (EXPENSE):
Interest expense	(2,000)	(1,696,000)	(3,714,000)
Other income	1,667,000	1,238,000	130,000
Total other income (expense)	1,665,000	(458,000)	(3,584,000)
Income from continuing operations before provision for income taxes, minority interest and equity investment	25,055,000	22,482,000	24,059,000
PROVISION FOR INCOME TAXES	1,289,000	738,000	1,670,000
Income from continuing operations before minority interest and equity investment	23,766,000	21,744,000	22,389,000
MINORITY INTEREST	(20,000)	118,000	(1,122,000)
INCOME IN EQUITY INVESTMENT	--	104,000	371,000
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	23,746,000	21,966,000	21,638,000
LOSS FROM DISCONTINUED OPERATIONS (which includes loss on disposal in 2002 of $14,406,000), net of taxes	--	(5,076,000)	(24,384,000)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of taxes	--	--	(29,644,000)
Net income (loss)	$23,746,000	$16,890,000	$(32,390,000)
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.55	$1.44	$1.36
Loss from discontinued operations	--	(0.33)	(1.53)
Cumulative effect of a change in accounting principle	--	--	(1.86)
	$1.55	$1.11	$(2.03)
Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.50	$1.38	$1.33
Loss from discontinued operations	--	(0.32)	(1.51)
Cumulative effect of a change in accounting principle	--	--	(1.82)
	$1.50	$1.06	$(2.00)

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 1999	16,616,000	$166,000	$13,338,000	$(65,000)	$57,074,000	$(16,516,000)	$53,997,000
Net income	-	-	-	-	23,746,000	-	23,746,000
Foreign currency translation adjustment	-	-	-	(476,000)	-	-	(476,000)
Unrealized gain on marketable securities	-	-	-	57,000	-	-	57,000
Comprehensive income	-	-	-	-	-	-	23,327,000
Issuance of common shares in connection
with exercise of share options	12,000	-	93,000	-	-	-	93,000
Purchases of treasury shares	-	-	-	-	-	(12,855,000)	(12,855,000)
BALANCE, December 31, 2000	16,628,000	166,000	13,431,000	(484,000)	80,820,000	(29,371,000)	64,562,000
Net income	-	-	-	-	16,890,000	-	16,890,000
Foreign currency translation adjustment	-	-	-	424,000	-	-	424,000
Unrealized (loss) on interest rate swap	-	-	-	(322,000)	-	-	(322,000)
Unrealized gain on marketable securities	-	-	-	16,000	-	-	16,000
Comprehensive income	-	-	-	-	-	-	17,008,000
Issuance of common shares in connection
with exercise of share options	334,000	3,000	3,824,000	-	-	-	3,827,000
Issuance of common shares in connection
with acquisitions	669,000	7,000	14,850,000	-	-	-	14,857,000
BALANCE, December 31, 2001	17,631,000	176,000	32,105,000	(366,000)	97,710,000	(29,371,000)	100,254,000
Net loss	-	-	-	-	(32,390,000)	-	(32,390,000)
Foreign currency translation adjustment	-	-	-	891,000	-	-	891,000
Unrealized gain on interest rate swap	-	-	-	89,000	-	-	89,000
Comprehensive loss	-	-	-	-	-	-	(31,410,000)
Issuance of common shares in connection
with exercise of share options	217,000	2,000	2,024,000	-	-	-	2,026,000
Issuance of common shares in connection
with acquisition	400,000	4,000	5,572,000	-	-	-	5,576,000
BALANCE, December 31, 2002	18,248,000	$182,000	$39,701,000	$614,000	$65,320,000	$(29,371,000)	$76,446,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)	$23,746,000	$16,890,000	$(32,390,000)
Loss from discontinued operations	-	5,076,000	9,978,000
Loss on disposal of discontinued operations	-	-	14,406,000
Cumulative effect of a change in accounting principle	-	-	29,644,000
Income from continuing operations	23,746,000	21,966,000	21,638,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	2,381,000	4,092,000	7,000,000
Provision for doubtful accounts	346,000	509,000	1,038,000
Minority interest	20,000	(118,000)	1,122,000
Income in equity investment	-	(104,000)	(371,000)
(Increase) decrease in:
Accounts receivable	(889,000)	310,000	(3,178,000)
Inventories	(2,698,000)	(3,443,000)	(1,883,000)
Other current assets	144,000	(1,206,000)	(2,719,000)
Other assets	(1,218,000)	(550,000)	632,000
Increase (decrease) in:
Accounts payable	1,275,000	1,864,000	152,000
Accrued expenses	99,000	940,000	2,238,000
Income taxes payable	204,000	(101,000)	449,000
Deferred tuition revenue	567,000	149,000	(1,041,000)
Gift certificate liability	-	285,000	257,000
Net cash provided by operating activities of continuing operations	23,977,000	24,593,000	25,334,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchases of marketable securities	(2,635,000)	-	-
Proceeds from maturities of marketable securities	2,785,000	3,909,000	515,000
Proceeds from the sale of marketable securities	995,000	753,000	-
Capital expenditures	(3,376,000)	(25,303,000)	(6,741,000)
Acquisitions, net of cash acquired	(4,829,000)	(28,786,000)	-
Proceeds from sale of property and equipment	-	4,970,000	-
Net cash used in investing activities of continuing operations	(7,060,000)	(44,457,000)	(6,226,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	December 31,
	2000	2001	2002
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from long-term debt	$-	$48,500,000	$6,296,000
Payments on capital lease obligations	(2,000)	-	-
Payments on long-term debt	-	(7,347,000)	(14,312,000)
Purchases of treasury shares	(9,630,000)	(3,225,000)	-
Debt issuance costs	-	(1,862,000)	(257,000)
Proceeds from share option exercises	93,000	3,827,000	2,026,000
Net cash (used in) provided by financing activities of continuing operations	(9,539,000)	39,893,000	(6,247,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(251,000)	320,000	(184,000)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(41,127,000)	(7,744,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	7,127,000	(20,778,000)	4,933,000
CASH AND CASH EQUIVALENTS,
Beginning of year	23,893,000	31,020,000	10,242,000
CASH AND CASH EQUIVALENTS,
End of year	$31,020,000	$10,242,000	$15,175,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,000	$1,643,000	$3,279,000

Income taxes	$1,059,000	$1,569,000	$1,144,000

The Company acquired the assets and assumed certain liabilities of certain businesses as follows:

Fair value of assets acquired, net of cash acquired	$8,846,000	$55,407,000	$5,576,000
Total liabilities assumed	(4,017,000)	(16,065,000)	-
Amounts paid through the issuance of stock	-	(10,556,000)	(5,576,000)
Net cash paid	$4,829,000	$28,786,000	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       ORGANIZATION:

       Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company") is a worldwide provider of spa services. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. These operations consisted almost entirely of offering spa services and products on cruise ships. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

       In January 1998, the Company acquired for $675,000 the intellectual property (the "BSC Rights") relating to the Beautiful Skin Centres, a group of Hong Kong day spas ("BSC"). The Company has begun to license the BSC concept at three former BSC facilities in Hong Kong under the name "Elemis Beautiful Skin Centres." The Company granted the right to operate these initial Elemis Beautiful Skin Centres to the entity that sold the Company the BSC Rights. That entity owns 15% of EBSC International Limited, a Bahamas subsidiary of the Company that licenses rights to operate Elemis Beautiful Skin Centres ("EBSC"). The operations of this entity have been insignificant to our financial position and results of operations.

       In February 1999, the Company began operating the luxury health spa at the Atlantis Resort on Paradise Island in The Bahamas ("Atlantis Spa"). In connection with the operation of the spa, the Company paid the resort's owner the greater of a minimum monthly rental and an amount based on our revenues at the spa. In December 2000, Kerzner International Bahamas Limited, formerly known as Sun International Bahamas Limited ("Kerzner"), the operator of the Atlantis Resort, exercised its option to buy out the remaining term of the Company's lease. Effective January 31, 2001, the Company no longer offered its services and products at the Atlantis Spa. The Company received $4.9 million from Kerzner as consideration for the leasehold improvements made by the Company and did not recognize any gain or loss in connection with the buy-out. Commencing in July 2001, with the acquisition of a 60% interest in Mandara Spa LLC, the Company again began to offer services and products at the Atlantis Spa.

       On August 24, 1999, the Company acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, the Company currently operates through a wholly owned subsidiary, a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, the Company operates through two wholly owned subsidiaries, two post-secondary massage therapy schools (comprised of four campuses) in Maryland, Pennsylvania and Virginia (the "Additional Schools").

       On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Mandara Spa operates spas in 60 locations, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines.

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

       The Company has a 49% ownership interest in an entity in Thailand that operates resort spas which is accounted for using the equity method. The financial position and results of operations of this entity were insignificant in 2001 and 2002.

(b)       Cash and Cash Equivalents -

       The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2001 and 2002, cash and cash equivalents included interest-bearing deposits of $3,516,000 and $4,393,000, respectively.

(c)       Marketable Securities -

       Marketable securities consist of investment grade commercial paper. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company sells its securities using the specific identification method. All of the Company's marketable securities are classified as "available for sale" and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

(d)       Inventories -

       Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2001	2002
Finished goods	$11,051,000	$12,602,000
Raw materials	3,014,000	4,035,000
	$14,065,000	$16,637,000

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

       Tuition revenue at our massage therapy schools are recognized monthly on a straight-line basis over the term of the course of study. SAB 101 requires the Company to recognize revenue related to certain nonrefundable fees and charges over the student benefit period. Previously, certain nonrefundable fees and charges were fully recognized as revenue at the time a student began classes. The impact of this change was immaterial to the accompanying consolidated statements of operations. Deferred revenue represents the portion of student tuition and nonrefundable fees and charges recorded in excess of amounts earned and certain other amounts collected in advance. Revenue related to sales of inventories are recognized when the related program materials, books and supplies are delivered.

(g)       Intangible Assets -

       Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, trade names, licenses and logos related to the acquisitions of the Mandara and Greenhouse spa chains (See Note 4). Such costs are amortized over their estimated useful lives which range from 5 to 20 years. Amortization expense related to these intangibles totaled $0, $215,000 and $440,000 in 2000, 2001 and 2002, respectively. Accumulated amortization was $215,000 and $655,000 in 2001 and 2002, respectively. Amortization expense is estimated to be $440,000 in each of the years from 2003 to 2007.

       Intangible assets also includes the cost of trademark registrations and product formulations in connection with the Company's investment in Elemis Limited, and the intellectual property represented by rights acquired by the Company in connection with its investment in the BSC Rights. Costs relating to such trademark registrations and product formulations are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). Amortization expense related to the trademark registration and product formulation was approximately $18,000, $18,000 and $18,000 in 2000, 2001 and 2002, respectively. Accumulated amortization was $216,000 and $234,000 in 2001 and 2002, respectively. Amortization expense is estimated to be $18,000 in each of the years from 2003 to 2007.

       Amortization of the license rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC. The amortization expense related to license rights was approximately $30,000, $31,000 and $30,000 in 2000, 2001 and 2002, respectively. Accumulated amortization was approximately $106,000 and $136,000 in 2001 and 2002, respectively. Amortization expense is estimated to be $30,000 in each of the years from 2003 to 2007.

(h)       Goodwill -

       Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill arising prior to July 1, 2001 is amortized on a straight-line basis over its estimated useful life of 20 years. Prior to the adoption of SFAS 142, the Company continually evaluated intangible assets and other long-lived assets for impairment whenever circumstances indicated that carrying amounts may not be recoverable. When factors indicated that the assets acquired in a business purchase combination and the related goodwill may be impaired, the Company recognized an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) were less than the carrying value of the related asset. Accumulated amortization related to goodwill was approximately $1,541,000 in each of 2001 and 2002.

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. The Company's acquisitions of the Mandara, Greenhouse and C.Spa spa chains were accounted for under the provisions of SFAS 141. The adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, did not have a significant impact on the Company's financial position or results of operations. All intangible assets acquired, other than goodwill, and assigned values in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141, and, therefore, will continue to be amortized over their estimated useful lives.

       In June 2001, FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. During the second quarter, the Company completed its assessment of its intangible assets and has written-off $29.6 million of intangible assets. These intangibles primarily consist of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

       The following pro forma information presents income from continuing operations, net income and basic and diluted earnings per share, adjusted to exclude amortization, as if the adoption of SFAS 142 had occurred on January 1, 2000:

	Year Ended December 31,
	2000	2001

Reported income from continuing operations	$23,746,000	$21,966,000
Goodwill amortization	651,000	741,000
Adjusted income from continuing operations	$24,397,000	$22,707,000

Reported net income	$23,746,000	$16,890,000
Goodwill amortization	651,000	741,000
Adjusted net income	$24,397,000	$17,631,000

Reported basic earnings from continuing operations per share	$1.55	$1.44
Goodwill amortization	0.04	0.05
Adjusted basic earnings from continuing operations per share	$1.59	$1.49

Reported basic net income per share	$1.55	$1.11
Goodwill amortization	0.04	0.05
Adjusted basic net income per share	$1.59	$1.16

Reported diluted earnings from continuing operations per share	$1.50	$1.38
Goodwill amortization	0.04	0.05
Adjusted diluted earnings from continuing operations per share	$1.54	$1.43

Reported diluted net income per share	$1.50	$1.06
Goodwill amortization	0.04	0.05
Adjusted diluted net income per share	$1.54	$1.11

       The changes in goodwill during 2002 were as follows:

	Spa Operations	Schools	Discontinued Operations	Total
Balance at December 31, 2001	$31,095,000	$13,996,000	$26,533,000	$71,624,000
Purchase price adjustments	2,970,000	-	-	2,970,000
Write-offs	(1,721,000)	-	(26,533,000)	(28,254,000)
Balance at December 31, 2002	$32,344,000	$13,996,000	$-	$46,340,000

(i)       Income Taxes -

       The Company files a consolidated tax return for its domestic subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS No. 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. For any partnership interest the Company records its allocable share of income, gains, losses, deductions and credits of the partnership.

(j)       Translation of Foreign Currencies -

       Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income (loss) section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of the Company's income is generated outside of the United States. The transaction gains reflected in administrative expenses were approximately $20,000, $247,000 and $194,000 in 2000, 2001 and 2002, respectively.

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

	2000	2001	2002
Weighted average shares outstanding used in
calculating basic earnings per share	15,337,000	15,229,000	15,935,000
Dilutive common share equivalents	465,000	634,000	277,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	15,802,000	15,863,000	16,212,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is anti-dilutive	883,000	1,347,000	1,877,000

(l)       Use of Estimates -

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the loss on disposal of discontinued operations, the assessment of the realization of accounts receivables, inventories, assets held for sale, liabilities related to assets held for sale and long-lived assets and the useful lives of intangible assets and property and equipment.

(m)       Fair Value of Financial Instruments -

       SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. Marketable securities are valued at quoted market prices. The fair values of the term and revolving loans are determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are repriced frequently. The fair value of fixed rate debt is estimated by discounting estimated future cash flows through the projected maturity using market discount rates that reflect the approximate credit risk, operating cost and interest rate risk potentially inherent in fixed rate debt. Using such methodology, at December 31, 2002, the fair value of the Company's fixed rate long-term debt carried at $8.7 million approximated $8.5 million.

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

	2000	2001	2002
Balance at beginning of year	$624,000	$858,000	$1,213,000
Provision	346,000	509,000	1,038,000
Write-offs	(112,000)	(154,000)	(216,000)
Balance at end of year	$858,000	$1,213,000	$2,035,000

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

       The Company applies APB No. 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's 2000, 2001 and 2002 net income (loss) and diluted earnings per share would have been reduced/increased to the pro forma amounts indicated below:

		2000	2001	2002
Compensation expense	As reported	$-	$-	$-
	Pro forma	6,860,000	9,968,000	9,730,000
Net income (loss)	As reported	23,746,000	16,890,000	(32,390,000)
	Pro forma	16,886,000	6,922,000	(42,120,000)
Basic earnings per share	As reported	1.55	1.11	(2.03)
	Pro forma	1.10	0.45	(2.64)
Diluted earnings per share	As reported	1.50	1.06	(2.00)
	Pro forma	1.07	0.44	(2.60)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 62.1%, 75.2% and 59.7% for 2000, 2001 and 2002, respectively, risk-free interest rate of 6.0%, expected dividends of $0 and expected term of 5 years.

(p)       Recently Issued Accounting Pronouncements -

       In June 2001, FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company is required to adopt this statement in the first quarter of 2003. The Company does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

       On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned and establishes more restrictive criteria to classify an asset or asset group as "held for sale." See Note 5 for a discussion of impairment losses recognized in 2002.

       In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003, with earlier adoption encouraged. In connection with its discontinued operations, the Company early adopted SFAS No. 146 in 2002. The effects of this adoption are described in Note 5.

       In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contract that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted the disclosure requirements of this Interpretation in 2002. The Company does not believe that adoption of the initial recognition and initial measurement requirements of the Interpretation will materially impact the Company's financial position or results of operations.

       On December 31, 2002, FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, "Interim Financial Reporting," to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required in Statement 148 and has provided the necessary disclosures within Note 2(o).

       In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The Company believes the adoption of FIN 46 will not impact the Company's financial position or results of operations.

(q)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining the term loan and revolving facility and consist primarily of loan origination and other direct costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in the accompanying consolidated statements of operations and amounted to $310,000 and $722,000 in 2001 and 2002, respectively.

(r)    Deferred Rent -

       Deferred rent relates to the tenant allowance that the Company received from the lessor in connection with the build-out of the Elemis luxury day spa in Coral Gables, Florida. Per the terms of the lease, if the Company vacates the premises within two years of the opening of the spa, the entire allowance would have to be refunded to the lessor. After two years, the allowance would be refunded pro-rata to the lessor. As a result, this amount is being amortized over the term of the lease which is ten years. There was no amortization in 2002 as the spa opened in February 2003.

(3)       PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2001	2002
Furniture and fixtures	5-7	$2,448,000	$5,416,000
Computers and equipment	3-8	5,918,000	6,843,000
Leasehold improvements	Term of lease	43,814,000	48,436,000
		52,180,000	60,695,000
Less: Accumulated depreciation		(6,066,000)	(11,608,000)
		$46,114,000	$49,087,000

       Depreciation of property and equipment amounted to $1,595,000, $2,642,000 and $5,775,000 in 2000, 2001 and 2002, respectively.

(4)       ACQUISITIONS:

       On August 24, 1999, the Company acquired the assets of Florida College in consideration of approximately $7.9 million (including purchase price adjustments) in cash and $1,000,000 of the Company's common shares. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $8.7 million. Additionally, if the earnings of Florida College exceed certain thresholds, the former shareholders, including a former officer of the

Company, will receive additional consideration. These "earn-out" payments were required regardless of the shareholders' continued association with the Company and accordingly, such payments have been reflected as an increase in the purchase price. With respect to 2000 and 2001, $715,000 and $750,000 were required to be paid by the Company in connection with the "earn-out". No earn-outs are available subsequent to 2001.

       In April 2000, the Company acquired the assets that now constitute the Additional Schools in consideration of approximately $4.1 million (including purchase price adjustments) in cash. The transaction was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $5.3 million.

       On July 3, 2001, the Company purchased a 60% equity interest in Mandara Spa. Mandara was the Company's most significant competitor in its shipboard spa services and products business. The Company paid $30.9 million in cash (including approximately $1.5 million in transaction costs) and $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The value of the 499,000 common shares issued was determined based on the average market price of the Company's common shares over the two day period before the second trading day prior to the closing of the acquisition. The seller parties guaranteed certain income levels for an 18-month period. If the income levels are not achieved, then amounts owed on the subordinated debt are reduced on a pro-rata basis. The Company issued to the selling equityholders subordinated notes in the aggregate principle amount of $7.0 million, and which has an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment of the Company's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia Limited (the "Mandara-Asia Notes") accrues and is payable quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa LLC (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principle and interest) must be "earned" by Mandara Spa LLC and/or Mandara Spa Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to us by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayments of principal of the Mandara-Asia Notes are not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to us, the Company did not record any purchase price (goodwill) related to the Notes. When the contingency is resolved, the settlement amount of the Notes and related interest, if any, will be recorded as a component of purchase price. Payment of this "earn-out" is not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

At July 3, 2001
Current assets	$6,529,000
Property and equipment	16,876,000
Intangible assets	4,200,000
Goodwill	28,753,000
Other assets	1,162,000
Total assets acquired	57,520,000
Current liabilities	5,210,000
Note payable	4,230,000
Minority interest	6,625,000
Total liabilities assumed	16,065,000
Net assets acquired	$41,455,000

       The intangible assets, as determined by an independent appraisal are as follows:

	At July 3, 2001
	Life	Value
Customer list	7	$300,000
Location/leases	7	750,000
Unpatented technologies	7	150,000
Trade names, licenses, logos	20	3,000,000
		$4,200,000

       Effective March 1, 2002, the Company acquired an additional approximately 20% interest in Mandara Spa LLC for consideration of approximately $2.9 million in cash. This amount represents the funding that was required to complete the build-out of certain luxury spa facilities under the "Mandara" name. Additionally, effective December 31, 2002, the Company acquired the remaining interests in Mandara Spa LLC (20%) and Mandara Spa Asia Limited (40%) in exchange for 400,000 shares of common stock valued at $5.6 million. The transactions are accounted for as purchases under SFAS No. 141.

       As of December 31, 2002, in connection with the earn-out, approximately $2.8 million in principle and $400,000, of interest is due under the Mandara-US Notes and $1.4 million in principle and $189,000 of interest is due under the Mandara-Asia Notes. In accordance with SFAS 141, those amounts have been recorded as a component of purchase price. The amounts are payable in the form of subordinated debt. See Note 7.

Acquisitions of Operations Subsequently Discontinued

       On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and other related entities, which assets, collectively, constitute 11 luxury day spas located at various locations within the United States, and own the "Greenhouse" mark. This acquisition was part of the execution of the Company's strategy to diversify the Company's operations into the day-spa segment and to garner a widely-known brand name. The Company paid $27.1 million in cash (includes approximately $1.0 million in transaction costs) and $4.3 million in common shares. The value of the 170,000 common shares issued was determined based on the average market price of the Company's common shares over the two day period before and after the closing of the acquisition. In addition, $3.0 million of common shares and 200,000 common share options could be earned by the sellers if certain income levels are obtained through 2003. Such additional contingent purchase price would have been reflected as additional purchase price when, and if, the contingency had been resolved and the earnings were known. Payment of this "earn-out" was not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

At July 12, 2001
Current assets	$275,000
Property and equipment	11,459,000
Intangible assets	2,519,000
Goodwill	21,453,000
Total assets acquired	35,706,000
Current liabilities	3,675,000
Capital leases	622,000
Total liabilities assumed	4,297,000
Net assets acquired	$31,409,000

       The intangible assets as determined by an independent appraisal are as follows:

	At July 12, 2001

	Life	Value
Covenant not to compete	5	$250,000
Customer list	7	464,000
Location/leases	10	440,000
Trade names, licenses, logos	20	1,365,000
		$2,519,000

       In January 2003, the Company entered into an agreement with the sellers to sell back the assets of one of the spas that the Company acquired. As a result of that agreement, no amounts will be due to the sellers in connection with the earn-out provisions discussed above. However, that agreement required the Company to make payments to the sellers of approximately $1.0 million in cash and common shares valued at $100,000.

       On July 31, 2001, the Company purchased the shares of DK Partners, Inc., which operated six day spas in California. This acquisition was part of the Company's strategy to diversify the Company's operations into the day-spa segment. The Company paid $5.5 million in cash and assumed $1.8 million of indebtedness. In addition, $3.0 million in cash can be earned by the sellers if certain income levels are obtained through 2004. Such additional contingent purchase price will be reflected as additional purchase price when, and if, the contingency has been resolved and the earnings are known. Payment of this "earnout" is not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

At July 31, 2001
Current assets	$353,000
Fixed assets	1,211,000
Intangible assets	1,555,000
Goodwill	5,807,000
Other assets	50,000
Total assets acquired	8,976,000
Current liabilities	197,000
Long-term debt	1,387,000
Capital leases	128,000
Total liabilities assumed	1,712,000
Net assets acquired	$7,264,000

       The intangible assets as determined by an independent appraisal are as follows:

	At July 31, 2001
	Life	Value
Customer list	7	$440,000
Location/leases	7	250,000
Unpatented technology	7	500,000
Trade names, licenses, logos	20	365,000
		$1,555,000

       Unaudited pro forma consolidated results of operations assuming acquisitions had occurred at the beginning of the periods presented are as follows: (Excludes impact of acquisitions of the Greenhouse day spa assets and DK Partners, Inc. as those results are included in discontinued operations. See Note 5).

	December 31,
	2000	2001
Revenues	$181,090,000	$205,544,000
Income from continuing operations	21,406,000	20,423,000
Basic earnings per share - continuing operations	1.35	1.34
Diluted earnings per share - continuing operations	1.31	1.29

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

(5)       DISCONTINUED OPERATIONS:

       In the fourth quarter of 2002, the Company approved and committed to a plan to sell or dispose of its day spa segment, with the exception of two of its day spas. The day spa segment primarily consists of the financial position and results of operations of the Greenhouse and C.Spa day spa chains (See Note 4). In accordance with SFAS No. 144, the operating results of the day spa segment, excluding the day spas that are being kept, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the consolidated balance sheets as of December 31, 2001 and 2002. Additionally, the Company recorded an impairment charge of $14.4 million to adjust the carrying value of the related assets and liabilities to their estimated fair value less costs to sell for the year ended December 31, 2002. This impairment charge was estimated based on day spas that were closed in 2002, and transactions that are expected to close subsequent to year end. As a result, the estimate may change based upon the ultimate completion of the sale or disposal of these day spas.

Additional information regarding the day spa segment to be disposed of is as follows:

	December 31,
	2001	2002

Revenues	$6,092,000	$15,491,000
Loss from operations, net of tax	5,076,000	9,978,000
Loss on disposal, net of tax	-	14,406,000

Assets held for sale
Current assets	$3,080,000	$70,000
Property and equipment, net	12,031,000	252,000
Goodwill	26,533,000	-
Other assets	2,393,000	-
	$44,037,000	$322,000
Liabilities related to assets held for sale
Accounts payable & accrued expenses	$861,000	$874,000
Gift certificate liability	4,392,000	6,011,000
Other liabilities	2,277,000	1,493,000
	$7,530,000	$8,378,000

Included in other assets are deferred tax assets that total $680,000 and $21.2 million in 2001 and 2002, respectively. These amounts primarily relate to net operating loss carryforwards and the write-off of intangible assets. Management has determined that taxable income may not be sufficient to fully utilize these deferred tax assets and as a result a valuation allowance has been established to fully reserve these amounts. The net operating loss carryforwards approximate $16.1 million and are available to offset future taxable income through 2022.

       Included in other liabilities are amounts due to former shareholder of $1,170,000, net of a discount of $80,000 and $304,000, net of a discount of $9,000 in 2001 and 2002, respectively. Amounts due are non-interest bearing and as a result were discounted using an interest rate of 7%. Payments of $313,000 are due over four quarterly installments beginning on June 30, 2002.

       The Company assumed capital lease obligations in connection with its acquisition of the Greenhouse day spa chain and DK Partners, Inc. These capital lease obligations mature at various dates through 2005 at the Company's average borrowing rate of 7%.

       Aggregate maturities of the Company's capital lease obligations are as follows:

Year Ending December 31,

2003	$387,000
2004	285,000
2005	7,000
679,000
Less-amount representing interest	(79,000)
600,000
Less-current portion	(151,000)
Long-term portion	$449,000

       In connection with the transactions to sell the day spas to third parties, the Company remains liable under the leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $6.0 million.

       In connection with the discontinuance of the day spas, the Company anticipates that the President of the day spas segment will be voluntarily terminating and in connection therewith, may be entitled to receive severance payments including a $748,000 payment with respect to the early termination of her employment agreement. She has also requested additional compensation in connection with that severance. No agreement has been reached with that officer with respect to this matter.

(6)       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

	December 31,
	2001	2002
Operative commissions	$1,601,000	$2,050,000
Minimum line commissions	5,504,000	6,066,000
Payroll and bonuses	1,441,000	2,164,000
Florida College earn-out	750,000	--
Interest	354,000	95,000
Rent	231,000	932,000
Other	3,356,000	4,217,000
	$13,237,000	$15,524,000

       Under most of its concession agreements with cruise lines and certain of its leases with resort spas, the Company is required to make minimum annual payments, irrespective of the amounts of revenues received from operating those cruise line ships. Accordingly, these guaranteed line commissions (See Note 12) are expensed/accrued over the applicable 12-month period in accordance with the provisions of SFAS 5, "Accounting for Contingencies."

(7)       LONG-TERM DEBT:

       Long-term debt consists of the following:

	December 31,
	2001	2002
Term loan	$37,659,000	$23,347,000
Revolving loan	3,500,000	9,796,000
Subordinated notes	--	4,608,000
Note payable	4,100,000	4,100,000
Other debt	124,000	390,000
Total long-term debt	45,383,000	42,241,000
Less: Current portion	(13,500,000)	(14,528,000)
Long-term debt, net of current portion	$31,883,000	$27,713,000

       In July 2001, the Company entered into a credit agreement with a syndicate of banks that provide for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the July 2001 acquisitions (See Note 4) and under the revolving facility have been used for working capital needs. The maturity date of the revolving and term loans is July 2, 2004. The interest rate as of December 31, 2002 was 5.3% for both the term loan and the revolving facility. As of December 31, 2002, there was no availability under the revolving facility.

       The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2002, the Company was in compliance with all of its financial covenants, except one. On March 28, 2003, the Company entered into an agreement to amend its credit facility. Under the terms of the agreement, the non-compliance was cured and $2.7 million of the next principle payment was deferred until the maturity date of the term loan. No penalties were incurred as a result of the non-compliance.

       The subordinated notes are the Mandara - US Notes and the Mandara - Asia Notes. The Mandara - US Notes interest accrues quarterly but is payable on the maturity date. The Mandara - Asia Notes interest accrues and is payable quarterly. The interest rates on all the Notes is 9% per annum and they all mature on January 2, 2005.

       The note payable is due to the company that owned a 40% minority interest in Mandara Spa. The note bears interest at approximately 9% due quarterly and matures on various dates through March 31, 2006.

       All of the long-term debt is denominated in US dollars.

       Future maturities as of December 31, 2002 are as follows:

Year Ending December 31,

2003	$14,528,000
2004	18,927,000
2005	6,503,000
2006	2,236,000
2007	17,000
Thereafter	30,000
$42,241,000

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

       The interest rate swap has a notional amount of $13.0 million as of December 31, 2002 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded a loss of ($322,000) and a gain of $89,000 in accumulated other comprehensive loss in 2001 and 2002, respectively in connection with these swaps. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. The Company reclassified losses of ($197,000) and ($403,000) related to the interest rate swap into interest expense in 2001 and 2002, respectively. Approximately $233,000 in losses are expected to be reclassified into earnings within the next 12 months as interest payments occur.

(9)       SHAREHOLDERS' EQUITY:

       During 2000, the Company's Board of Directors authorized additional common share repurchases increasing the cumulative share repurchase program to approximately 3,187,000 shares. No shares were repurchased during 2001 or 2002. The Company repurchased approximately 849,000 shares in 2000. Treasury shares in the amount of $3.2 million that were purchased at the end of 2000 were paid for in January 2001.

(10)       INCOME TAXES:

       The provision (benefit) for income taxes, consists of the following:

	Year Ended December 31,
	2000	2001	2002
U.S. Federal	$548,000	$(83,000)	$-
U.S. State	70,000	(99,000)	-
Foreign	671,000	920,000	1,670,000
	$1,289,000	$738,000	$1,670,000

Current	$1,289,000	$920,000	$1,670,000
Deferred	--	(182,000)	-
	$1,289,000	$738,000	$1,670,000

       A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and the Company's actual provision is as follows:

	Year Ended December 31,
	2000	2001	2002
Provision using statutory U.S. federal tax rate	$8,769,000	$7,869,000	$8,421,000
Income earned in jurisdictions not subject to income taxes	(7,448,000)	(7,051,000)	(6,580,000)
Effect of state income taxes	45,000	8,000	-
Other	(77,000)	(88,000)	(171,000)
	$1,289,000	$738,000	$1,670,000

       The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	December 31, 2001	December 31, 2002
Deferred tax assets:
Net operating loss carry forwards	$325,000	$997,000
Amortization	167,000	-
Accounts receivable allowances	257,000	650,000
Unicap and inventory reserves	42,000	87,000
Other accruals	82,000	78,000
Total deferred tax assets	873,000	1,812,000

Deferred tax liabilities:
Depreciation	(20,000)	(1,123,000)
Amortization	-	(34,000)
Total deferred tax liabilities	(20,000)	(1,157,000)

	853,000	655,000
Valuation allowance	(853,000)	(655,000)
Net deferred tax asset (liability)	$-	$-

       Subsidiaries of the Company have available net operating loss carry forwards ("NOLs") of approximately $18.7 million (which includes $16.1 million related to discontinued operations), which are available to offset future taxable income through 2022. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the subsidiaries recent taxable income, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and as a result a valuation allowance has been established.

(11)       COMPREHENSIVE INCOME (LOSS):

       The Company adopted SFAS 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

	Unrealized Losses on Interest Rate Swap	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 1999	$--	$4,000	$(69,000)	$(65,000)
Current-period activity	--	(476,000)	57,000	(419,000)
Balance, December 31,2000	--	(472,000)	(12,000)	(484,000)
Current-period activity	(322,000)	424,000	16,000	118,000
Balance, December 31, 2001	(322,000)	(48,000)	4,000	(366,000)
Current-period activity	89,000	891,000	--	980,000
Balance, December 31, 2002	$(233,000)	$843,000	$4,000	$614,000

(12)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

       The Company has entered into agreements of varying terms with the cruise lines. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. Line commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum line commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum line commissions, the Company has guaranteed the following amounts as of December 31, 2002, which include amounts for ships that are not yet in service:

Year	Amount
2003	$25,965,000
2004	29,122,000
2005	27,199,000
$82,286,000

       Revenues are generated primarily on cruise ships. Under the agreements with cruise lines, the Company provides services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately two years. Cruise line agreements that expire within one year covered ten of the 104 ships served by the Company. These ten ships accounted for approximately 4.6% of our 2002 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2002: Carnival (including Costa, Holland America, Windstar and Cunard/Seabourn) - 22.9%; Royal Caribbean (including Celebrity) -24.0%; and Princess (including Princess, and P&O European Ferries) - 9.9%. Carnival has agreed to acquire P&O Princess. These companies also account for approximately 80 of the 104 ships served by the Company. If the Company ceases to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely effect the Company's financial position and results of operations.

(b)       Operating Leases -

       The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company also makes certain payments to the resorts where the Company operates spas. The Company incurred approximately $1,838,000, $4,403,000 and $7,086,000 in rental expense under non-cancelable operating leases in 2000, 2001 and 2002, respectively. These amounts exclude amounts due for operating losses related to discontinued operations.

       Minimum annual commitments under operating leases at December 31, 2002 are as follows:

Year	Amount
2003	4,839,000
2004	4,065,000
2005	4,151,000
2006	3,846,000
2007	3,533,000
Thereafter	14,073,000
$34,507,000

(c)       Employment and Consulting Agreements -

       The Company has entered into employment agreements with certain of its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses in amounts up to the base salaries based on the Company's attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of the Board of Directors of the Company. The Company incurred approximately $1,529,000, $1,616,000 and $2,729,000 in compensation expense under these employment agreements in 2000, 2001 and 2002, respectively.

       Future minimum annual commitments under the Company's employment and consulting agreements at December 31, 2002 are as follows:

Year	Amount
2003	$2,391,000
2004	1,940,000
2005	1,558,000
2006	1,028,000
2007	499,000
$7,416,000

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

(f)       Governmental Regulation -

       The Company's schools are subject to extensive regulation by governmental agencies. In particular, these operations are subject to the requirements of the Higher Education Act ("HEA") and the regulations promulgated thereunder by the U.S. Department of Education (the "DOE"). Schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of the Company or any of its schools to participate in such programs.

       The DOE has adopted regulations regarding financial responsibility that took effect July 1, 1998. Under the regulations, the DOE will calculate three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.

       All of the Company's schools are eligible to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states' Departments of Education. Additionally, each institution must be accredited by an agency recognized by the U.S. DOE. Management believes all of the Company's schools met these requirements.

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

(g)    Legal Proceedings -

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

(13)       RELATED PARTY TRANSACTIONS:

       During 2000, the Company moved its United Kingdom staff training facility into a new facility. Effective June 24, 2000, the Company executed a commercial office lease in this new facility. The lessor for this facility is a Company which is owned by a company by members of the family of the Chairman of the Board and another officer of the Company. Execution of the lease was approved by a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $105,000, $199,000 and $207,000 in 2000, 2001 and 2002, respectively. Future annual commitments under the lease are $121,000 for the period from December 25, 2000 to June 23, 2005 and $243,000 for the remaining term of the lease, which is 20 years.

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

	Number of Shares	Option Price Per Share
		Low	High	Weighted

Outstanding, December 31, 1999	2,024,761	5.78	34.54	18.67
Granted	1,109,277	13.69	21.88	14.56
Exercised	(11,750)	5.78	12.22	6.82
Cancelled	(56,244)	15.84	34.54	21.29
Outstanding, December 31, 2000	3,066,044	5.78	34.54	17.19

Granted	1,061,495	15.00	26.28	20.94
Exercised	(334,008)	5.78	18.13	11.45
Cancelled	(25,697)	8.72	20.23	16.49
Outstanding, December 31, 2001	3,767,834	5.78	34.54	18.69

Granted	740,981	10.93	18.65	13.21
Exercised	(216,642)	5.78	20.50	9.38
Cancelled	(238,916)	13.69	34.54	17.97
Outstanding, December 31, 2002	4,053,257	5.78	34.54	18.18

Options available for future grants at December 31, 2002	148,713

       Additional information regarding options outstanding at December 31, 2002 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/02	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price
Low	High
$5.78	$5.78	144,000	3.9	$5.78	144,000	$5.78
10.36	13.81	1,544,477	8.6	13.18	596,164	13.32
13.82	17.26	624,222	7.3	15.90	502,385	15.95
17.27	20.72	743,687	7.8	18.94	371,198	19.37
20.73	21.17	8,710	8.5	21.15	2,904	21.15
24.18	26.63	576,012	7.3	26.00	338,985	25.80
27.64	31.08	232,389	6.2	30.54	232,389	30.54
31.09	34.54	179,760	5.2	34.54	179,760	34.54
$5.78	$34.54	4,053,257	7.6	$18.18	2,367,785	$19.47

       Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. These options vest over a three year period. The options outstanding were not included in the computation of the Company's earnings per share because their impact is anti-dilutive. At December 31, 2002, 13,000 options were outstanding and vested.

       The Company has a profit sharing retirement plan for its employees which is qualified under Section 401(k) of the Internal Revenue Code. The Company makes discretionary annual matching contribution based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of its employees. For the years ended December 31, 2000, 2001 and 2002, the aggregate contribution to the plan was $33,000, $46,000 and $53,000, respectively.

(15)       SEGMENT INFORMATION:

       In 1998, the Company adopted SFAS 131, "Disclosures about segments of an enterprise and related information." The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates two segments, Spa Operations, and Schools. The significant accounting policies of the segments are the same as those described in Note 2 - "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation.

	Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Identifiable Assets
2002
Spa Operations	$233,911,000	$27,514,000	$6,775,000	$6,645,000	$116,689,000
Schools	15,914,000	129,000	225,000	96,000	42,922,000
	$249,825,000	$27,643,000	$7,000,000	$6,741,000	$159,611,000
2001
Spa Operations	$172,491,000	$22,326,000	$3,095,000	$24,950,000	$163,416,000
Schools	16,397,000	614,000	997,000	353,000	25,081,000
	$188,888,000	$22,940,000	$4,092,000	$25,303,000	$188,497,000
2000
Spa Operations	$150,684,000	$23,920,000	$1,598,000	$3,184,000	$61,878,000
Schools	11,132,000	(530,000)	783,000	192,000	26,349,000
	$161,816,000	$23,390,000	$2,381,000	$3,376,000	$88,227,000

       Included in identifiable assets in 2001 and 2002 are assets held for sale.