Form 10-Q
period 2003-03-31
STEINER LEISURE LTD
filed 2003-05-15
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [4 ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,388,253, which excludes 1,866,406 treasury shares as of May 7, 2003

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2003
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,175,000	$13,961,000
Accounts receivable, net	12,348,000	10,321,000
Accounts receivable - students, net	4,481,000	4,664,000
Inventories	16,637,000	15,601,000
Assets held for sale	322,000	995,000
Other current assets	6,210,000	6,213,000
Total current assets	55,173,000	51,755,000
PROPERTY AND EQUIPMENT, net	49,087,000	49,082,000
GOODWILL, net	46,340,000	46,340,000
OTHER ASSETS:
Intangible assets, net	5,980,000	5,855,000
Deferred financing costs, net	1,083,000	1,130,000
Other	1,948,000	2,033,000
Total other assets	9,011,000	9,018,000
Total assets	$159,611,000	$156,195,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,981,000	$5,371,000
Accrued expenses	15,524,000	13,523,000
Current portion of long-term debt	14,528,000	17,660,000
Liabilities related to assets held for sale	8,378,000	7,310,000
Current portion of deferred tuition revenue	5,286,000	5,644,000
Gift certificate liability	542,000	555,000
Income taxes payable	2,017,000	1,967,000
Total current liabilities	54,256,000	52,030,000
LONG-TERM DEBT, net of current portion	27,713,000	23,196,000
LONG-TERM DEFERRED RENT	1,050,000	998,000
LONG-TERM DEFERRED TUITION REVENUE	96,000	102,000
MINORITY INTEREST	50,000	49,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
18,248,000 shares issued in 2002 and 18,255,000 shares issued
in 2003	182,000	183,000
Additional paid-in capital	39,701,000	39,799,000
Accumulated other comprehensive income	614,000	526,000
Retained earnings	65,320,000	68,683,000
Treasury shares, at cost, 1,866,000 shares in 2002 and 2003	(29,371,000)	(29,371,000)
Total shareholders' equity	76,446,000	79,820,000
Total liabilities and shareholders' equity	$159,611,000	$156,195,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(Unaudited)

Three Months Ended
March 31,
2002		2003
REVENUES: REVENUES:
Services	$39,971,000	$45,875,000
Products	17,866,000	19,290,000
Total revenues	57,837,000	65,165,000
COST OF REVENUES:
Cost of services	31,202,000	36,732,000
Cost of products	13,403,000	14,468,000
Total cost of revenues	44,605,000	51,200,000
Gross profit	13,232,000	13,965,000
OPERATING EXPENSES:
Administrative	3,048,000	3,368,000
Salary and payroll taxes	3,483,000	4,220,000
Total operating expenses	6,531,000	7,588,000
Income from operations	6,701,000	6,377,000
OTHER INCOME (EXPENSE):
Interest expense	(901,000)	(967,000)
Other income	77,000	13,000
Total other income (expense)	(824,000)	(954,000)
Income from continuing operations before provision for income taxes, minority interest and equity investment	5,877,000	5,423,000
PROVISION FOR INCOME TAXES	175,000	333,000
Income from continuing operations before minority interest and equity investment	5,702,000	5,090,000
MINORITY INTEREST	(507,000)	2,000
INCOME IN EQUITY INVESTMENT	79,000	102,000
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	5,274,000	5,194,000
LOSS FROM DISCONTINUED OPERATIONS (which includes loss on disposal in 2003 of $833,000), net of taxes	(2,763,000)	(1,831,000)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of taxes	(29,644,000)	--
Net income (loss)	$(27,133,000)	$3,363,000
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$0.33	$0.32
Loss from discontinued operations	(0.18)	(0.11)
Cumulative effect of a change in accounting principle	(1.87)	--
	$(1.72)	$0.21
Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$0.32	$0.32
Loss from discontinued operations	(0.17)	(0.12)
Cumulative effect of a change in accounting principle	(1.80)	--
	$(1.65)	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(Unaudited)

	Three Months Ended
	March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)	$(27,133,000)	$3,363,000
Loss from discontinued operations	2,763,000	998,000
Loss on disposal of discontinued operations	-	833,000
Cumulative effect of a change in accounting principle	29,644,000	--
Income from continuing operations	5,274,000	5,194,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,561,000	1,770,000
Provision for doubtful accounts	305,000	60,000
Minority interest	507,000	(2,000)
Income in equity investment	(79,000)	(102,000)
(Increase) decrease in:
Accounts receivable	495,000	1,724,000
Inventories	356,000	886,000
Other current assets	(1,541,000)	(14,000)
Other assets	(118,000)	19,000
Increase (decrease) in:
Accounts payable	(1,762,000)	(2,565,000)
Accrued expenses	388,000	(1,887,000)
Income taxes payable	(188,000)	(45,000)
Deferred tuition revenue	(771,000)	364,000
Gift certificate liability	(196,000)	13,000
Net cash provided by operating activities of continuing operations	4,231,000	5,415,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from maturities of marketable securities	515,000	--
Capital expenditures	(3,203,000)	(1,337,000)
Net cash used in investing activities of continuing operations	(2,688,000)	(1,337,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(Unaudited)

	Three Months Ended
	March 31,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from long-term debt	$6,296,000	$--
Payments on long-term debt	(2,892,000)	(1,385,000)
Debt issuance costs	(108,000)	(277,000)
Proceeds from share option exercises	1,624,000	--
Net cash (used in) provided by financing activities of continuing operations	4,920,000	(1,662,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(65,000)	31,000
NET CASH USED IN DISCONTINUED OPERATIONS	(2,803,000)	(3,661,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	3,595,000	(1,214,000)
CASH AND CASH EQUIVALENTS,
Beginning of year	10,242,000	15,175,000
CASH AND CASH EQUIVALENTS,
End of year	$13,837,000	$13,961,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$891,000	$634,000

Income taxes	$136,000	$580,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations of Steiner Leisure Limited ("Steiner Leisure" or the "Company") for the three months ended March 31, 2002 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for these interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the Company's other filings with the SEC.
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

On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC ("Mandara US") and Mandara Spa Asia Limited ("Mandara Asia" and (collectively with Mandara US, "Mandara Spa"). During 2002, the Company acquired the balance of the equity interests in Mandara Spa. Mandara Spa operates spas principally in the United States, the Caribbean, the Pacific and Asia. Mandara Spa also provides spa services for Norwegian Cruise Line, Orient Lines and Silverseas Cruises.
(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	March 31,
	2002	2003
Finished Goods	$12,602,000	$12,169,000
Raw Materials	4,035,000	3,432,000
	$16,637,000	$15,601,000

(b)	Goodwill

Pursuant to Statement of Financial Accounting Standards Board Statement ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, the Company completed its assessment of its intangible assets and wrote off $29.6 million of intangible assets. These intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse Day Spa and C.Spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.
(c)	Income Taxes

The Company files a consolidated tax return for its domestic subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. For any partnership interest (including limited liability companies), the Company records its allocable share of income, gains, losses, deductions and credits of the partnership.
(d)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The majority of the Company's income is generated outside of the United States. The transaction gains (losses) reflected in administrative expenses were approximately $107,000 and $(27,000) for the three months ended March 31, 2002 and 2003, respectively.
(e)	Earnings Per Share

Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

Three Months Ended March 31,

	2002	2003
Weighted average shares outstanding used in
calculating basic earnings per share	15,815,000	16,386,000
Dilutive common share equivalents	674,000	84,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,489,000	16,470,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is anti-dilutive	1,339,000	3,770,000

(f)	Stock-Based Compensation

The Company follows the provisions of SFAS 123, "Accounting for Stock-Based Compensation," in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations for stock-based transactions with employees, as permitted by SFAS 123.

The Company applies APB 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's three months ended March 31, 2002 and 2003 net income (loss) and diluted earnings per share would have been reduced/increased to the pro forma amounts indicated below:

		Three Months Ended
		March 31,
		2002	2003
Compensation expense	As reported	$-	$-
	Pro forma	2,654,000	2,172,000
Net income (loss)	As reported	(27,133,000)	3,363,000
	Pro forma	(29,787,000)	1,191,000
Basic earnings per share	As reported	(1.72)	0.21
	Pro forma	(1.88)	0.07
Diluted earnings per share	As reported	(1.65)	0.20
	Pro forma	(1.81)	0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 60.5%, and 59.3% for the three months ended March 31, 2002 and 2003, respectively, risk-free interest rate of 6.0%, no dividends and expected term of 6.5 years.
(g)	Recent Accounting Pronouncements

In June 2001, Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted this statement in the first quarter of 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003, with earlier adoption encouraged. In connection with its discontinued day spa operations, the Company early adopted SFAS 146 in 2002.

In January 2003, the FASB Issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. It applies to the first fiscal year or interim period beginning after June 15, 2003. The Company believes the adoption of FIN 46 will not impact the Company's financial position or results of operations.
(4)	DISCONTINUED OPERATIONS:

In the fourth quarter of 2002, the Company approved and committed to a plan to sell or dispose of its day spa segment, with the exception of two of its day spas. The day spa segment primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa segment, excluding the day spas that are being kept, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the condensed consolidated balance sheets as of December 31, 2002 and March 31, 2003. During the first quarter ended March 31, 2003, the Company disposed of ten day spas and the remaining four day spas to be disposed of were sold effective April 15, 2003.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months Ended
	March 31,
	2002	2003

Revenues	$3,408,000	$2,648,000
Loss from operations, net of taxes	2,763,000	998,000
Loss on disposal, net of taxes	-	833,000

	December 31,	March 31,
	2002	2003
Assets held for sale
Current assets	$70,000	$--
Property and equipment	252,000	--
Other assets	--	995,000
	$322,000	$995,000
Liabilities related to assets held for sale
Accounts payable & accrued expenses	$874,000	$2,640,000
Gift certificate liability	6,011,000	3,648,000
Other liabilities	1,493,000	1,022,000
	$8,378,000	$7,310,000

In connection with the transactions to sell the day spas to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $6.0 million.

In connection with the discontinued day spa operations, the President of the day spas segment has terminated her employment with the Company and has received a severance payment of $748,000 under her employment agreement during the second quarter of 2003. A final agreement with respect to the termination of employment by that officer is currently being negotiated.

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

The interest rate swap has a notional amount of $11.0 million as of March 31, 2003 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded unrealized gains of $146,000 and $81,000 in accumulated other comprehensive income (loss) for the three months ended March 31, 2002 and 2003, respectively in connection with this swap. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income (loss). The Company reclassified losses of ($108,000) and ($136,000) related to the interest rate swap into interest expense in the first three months ended March 31, 2002 and 2003, respectively. Approximately $152,000 in losses are expected to be reclassified into earnings within the next 12 months as interest payments occur.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	March 31,
	2002	2003

Operative commissions	$2,050,000	$2,099,000
Minimum line commissions	6,066,000	4,049,000
Payroll and bonuses	2,164,000	2,510,000
Rent	932,000	722,000
Interest	95,000	113,000
Other	4,217,000	4,030,000
Total	$15,524,000	$13,523,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	March 31,
	2002	2003

Term loan	$23,347,000	$22,000,000
Revolving loan	9,796,000	9,796,000
Subordinated notes	4,608,000	4,608,000
Note payable	4,100,000	4,100,000
Other debt	390,000	352,000
Total long-term debt	42,241,000	40,856,000
Less: current portion	(14,528,000)	(17,660,000)
Long-term debt, net of current portion	$27,713,000	$23,196,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the July 2001 acquisitions and borrowings under the revolving facility have been used for working capital needs. The maturity date of the revolving and term loans is July 2, 2004. The interest rate as of March 31, 2003 was 4.9% per annum for both the term loan and the revolving facility. As of March 31, 2003, there was no availability under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2003, the Company was in compliance with all of its financial covenants.

The subordinated notes are the Mandara - US Notes and the Mandara - Asia Notes. The Mandara - US Notes interest accrues quarterly but is payable on the maturity date. The Mandara - Asia Notes interest accrues and is payable quarterly. The interest rates on all the Notes is 9% per annum and they all mature on January 2, 2005.

The note payable is due to the company that formerly owned a 40% minority interest in Mandara Spa. The note bears interest at approximately nine percent per annum due quarterly and matures on various dates through March 31, 2006.

All of the long-term debt is denominated in US dollars.
(8)	COMPREHENSIVE INCOME (LOSS):

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

Three Months Ended March 31,

2002	2003

Net income (loss)	$(27,133,000)	$3,363,000
Unrealized gain on interest rate
swap, net of taxes	146,000	81,000
Foreign currency translation adjustments,
net of taxes	368,000	(169,000)
Comprehensive income (loss)	$(26,619,000)	$3,275,000

(9)	SEGMENT INFORMATION:

Information about the Company's Spa Operations and Schools segments for the three months ended March 31, 2002 and 2003 is as follows:

Three Months Ended March 31,

2002	2003

Revenues:
Spa Operations	$53,560,000	$61,160,000
Schools	4,277,000	4,005,000
	$57,837,000	$65,165,000
Operating Income:
Spa Operations	$6,309,000	$6,081,000
Schools	392,000	296,000
	$6,701,000	$6,377,000

	December 31,	March 31,
	2002	2003

Identifiable Assets:
Spa Operations	$136,817,000	$134,639,000
Schools	22,794,000	21,556,000
	$159,611,000	$156,195,000

Included in identifiable assets of the Spa Operations segment at December 31, 2002 and March 31, 2003 are assets held for sale of $322,000 and $995,000, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure is a worldwide provider of spa services. We sell our services and products to cruise passengers and at resort and day spas primarily in the United States, the Caribbean, the Pacific and Asia. Payments to cruise lines and resort spa owners are based on a percentage of our passenger revenues and, in certain cases, a minimum annual rental or a combination of both.

In July 2001, we completed the acquisitions of the Mandara Spa resort spas and cruise ship concessions and the Greenhouse and C.Spa day spa chains. These transactions were accounted for under the purchase method, and accordingly, our financial results included the results of the acquired entities subsequent to their acquisitions. In the fourth quarter of 2002, we determined to sell or otherwise dispose of most of our day spa operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the former day spa segment, excluding the day spas that are not being disposed of, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the condensed consolidated balance sheets as of December 31, 2002 and March 31, 2003. During the first quarter of 2003, we disposed of ten day spas and the assets of the remaining four day spas to be disposed of were sold effective April 15, 2003.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for the first quarter of 2003 was not subject to tax in the United States or other jurisdictions. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries, are subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services), Steiner Spa Resorts (Nevada), Inc. (which runs the spa at the Aladdin Resort), Steiner Spa Resorts (Connecticut), Inc. (which runs our spa at the Mohegan Sun Casino) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Steiner Spa Limited and Steiner Spa Asia Limited own 100% of Mandara US and Mandara Asia, respectively. These subsidiaries pay taxes in certain taxable jurisdictions.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of Steiner Leisure's Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual line commissions over the terms of such agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets in question. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. For certain properties, leasehold improvements are amortized over the lease term which includes renewal periods that may be obtained at our option, that are considered significant to the continuation of our operations and to the existence of leasehold improvements the value of which would be impaired by our discontinuing use of the leased property. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

Goodwill

We adopted SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In lieu of amortization for 2002, we were required to perform an initial impairment review of our goodwill and are required to perform an annual impairment review thereafter. During the second quarter of 2002, we completed our assessment of our intangible assets and wrote off $29.6 million of intangible assets. Those intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa day spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. As of March 31, 2003, we had unamortized goodwill and intangibles of $52.2 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimating our actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.8 million (which includes $22.2 million related to our discontinued operations) as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We adopted SFAS 143 in the first quarter of 2003. The adoption of SFAS 143 did not have a material impact on our financial position or results of operations.

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The effective date of the SFAS 146 is January 1, 2003, with earlier adoption encouraged. In connection with its discontinued day spa operations, we early adopted SFAS 146 in 2002.

In January 2003, the FASB Issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. It applies to the first fiscal year or interim period beginning after June 15, 2003. We believe the adoption of FIN 46 will not impact our financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2002	2003
Revenues:
Services	69.1%	70.4%
Products	30.9	29.6
Total revenues	100.0	100.0
Cost of Revenues:
Cost of services	53.9	56.4
Cost of products	23.2	22.2
Total cost of revenues	77.1	78.6
Gross profit	22.9	21.4
Operating expenses:
Administrative	5.3	5.1
Salary and payroll taxes	6.0	6.5
Total operating expenses	11.3	11.6
Income from operations	11.6	9.8
Other income (expense):
Interest expense	(1.5)	(1.5)
Other income	0.1	--
Total other income (expense)	(1.4)	(1.5)
Income from continuing operations before provision for income taxes, minority interest and equity investment	10.2	8.3
Provision for income taxes	0.3	0.5
Income from continuing operations before minority interest and equity investment	9.9	7.8
Minority interest and equity investment	(0.8)	0.2
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	9.1	8.0
Loss from discontinued operations, net of taxes	(4.7)	(2.8)
Cumulative effect of a change in accounting principle, net of taxes	(51.3)	--
Net income (loss)	(46.9)%	5.2%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Revenues increased approximately 12.7%, or $7.4 million, to $65.2 million in the first quarter of 2003 from $57.8 million in the first quarter of 2002. Of this increase, $5.9 million was attributable to an increase in services revenues and $1.5 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of nine additional spa ships in service in the first quarter of 2003 compared to the first quarter of 2002. The increase was also attributable to the opening of the Mohegan Spa in April 2002 and the improved performance of our land-based spas in the first quarter of 2003 compared to the first quarter of 2002, which reflected significantly greater impact from the terrorist attacks of September 11, 2001. We had an average of 1,283 shipboard staff members in service in the first quarter of 2003 compared to an average of 1,144 shipboard staff members in service in the first quarter of 2002. Revenues per shipboard staff per day decreased by 1.3% to $382 in the first quarter of 2003 from $387 in the first quarter of 2002.

Cost of Services. Cost of services increased $5.5 million to $36.7 million in the first quarter of 2003 from $31.2 million in the first quarter of 2002. Cost of services as a percentage of services revenue increased to 80.1% in the first quarter of 2003 from 78.1% in the first quarter of 2002. These increases were attributable to increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the first quarter of 2003 compared to the first quarter of 2002. Additionally, the increase as a percentage of services revenues was attributable to a decrease in revenues at our massage therapy schools in 2003 without a corresponding decline in fixed costs at the schools.

Cost of Products. Cost of products increased $1.1 million to $14.5 million in the first quarter of 2003 from $13.4 million in the first quarter of 2002. Cost of products as a percentage of products revenue was 75.0% in the first quarter of each 2003 and 2002. This was attributable to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in commissions in the first quarter of 2003 compared to the first quarter of 2002 being offset by increased efficiency of our manufacturing facility.

Operating Expenses. Operating expenses increased $1.1 million to $7.6 million in the first quarter of 2003 from $6.5 million in the first quarter of 2002. Operating expenses as a percentage of revenues increased to 11.6% in the first quarter of 2003 from 11.3% in the first quarter of 2002. The increase was primarily due to the cost of additional personnel in the product manufacturing, staff training and information technology areas in the first quarter of 2003 and start-up costs related to the opening of the Elemis Day Spa in Coral Gables, Florida in February 2003.

Other Income (Expense). Other income (expense) increased $0.2 million to expense of $1.0 million in the first quarter of 2003 from expense of $0.8 million in the first quarter of 2002. This increase was primarily attributable to the increase in interest expense related to interest due under the notes to the sellers of Mandara Spa, which became payable in December 31, 2002.

Provision for Income Taxes. Provision for income taxes increased $0.1 million to $0.3 million in the first quarter of 2003 from $0.2 million in the first quarter of 2002. The provision for income taxes increased to an overall effective rate of 6.1% for the first quarter of 2003 from an overall effective rate of 3.1% for the first quarter of 2002 primarily due to the income earned in jurisdictions that tax our income increasing to a greater extent than our income earned in jurisdictions that do not tax our income.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations decreased $0.9 million to ($1.8) million in the first quarter of 2003 from ($2.7) million in the first quarter of 2002. The loss on disposal for the first quarter of 2003 was $833,000. The $2.7 million loss from operations in the first quarter of 2002 included the impact of the 17 day spas which were to be disposed of, compared to a $1.0 million loss from operations in the first quarter of 2003, which included the impact of only 14 of those day spas (three of which were disposed of in the fourth quarter of 2002 and ten of which were disposed of during the first quarter of 2003).

Cumulative Effect of a Change in Accounting Principle, Net of Taxes. During the second quarter of 2002, in accordance with SFAS 142, we wrote-off $29.6 million in intangible assets. These intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse Day Spa and C.Spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

Liquidity and Capital Resources

Cash flow from operating activities of continuing operations was $5.4 million in the first quarter of 2003 and $4.2 million in the first quarter of 2002. We had a working capital deficit of approximately ($275,000) at March 31, 2003, compared to working capital of $917,000 at December 31, 2002.

In July 2001, we purchased a 60% equity interest in each of Mandara Spa LLC ("Mandara US") and Mandara Spa Asia Limited ("Mandara Asia" and, collectively with Mandara US, referred to as "Mandara Spa"). Mandara Spa operates spas principally in the United States, the Caribbean, the Pacific and Asia. Mandara Spa also provides spa services for Norwegian Cruise Line, Orient Lines and Silverseas Cruises. Effective March 1, 2002, we acquired an additional approximately 20% interest in Mandara Spa LLC for consideration of approximately $2.9 million in cash and, effective December 31, 2002, we acquired the remaining interests in Mandara US (20%) and Mandara Asia (40%) in exchange for a total of 400,000 common shares, valued at approximately $5.6 million.

In connection with the Mandara Spa acquisition, we paid $30.9 million in cash including ($1.5 million in transaction costs), $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equity holders guaranteed certain income levels for an 18-month period. If the income levels were not achieved, then, amounts owed on the subordinated debt would be reduced on a pro rata basis. We issued to the selling equity holders subordinated notes in the aggregate principal amount of $7,000,000, and which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara-Asia Notes accrues, and is payable, quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to Steiner by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes are not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to us, we have not recorded any purchase price (goodwill) related to the Notes. As of December 31, 2003, in connection with the earnout, approximately $2.8 million in principal (representing a reduction in the original principal amount) and $472,000 of interest is due under the Mandara - US Notes and $1.4 million in principal and $221,000 of interest is due under the Mandara - Asia Notes. In accordance with SFAS 141, these amounts have been recorded as a component of the purchase price of Mandara Spa.

In connection with our acquisition of Mandara Spa we incurred approximately $7.3 million in costs from July 2001 through March 2002 relating to the completion of the build-out of certain luxury spa facilities operating under the "Mandara" name.

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund acquisitions and borrowings under the revolving facility have been used for working capital needs. As of March 31, 2003, approximately $22.0 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At March 31, 2003, the effective rates on the term loan and revolving facility were approximately 6.0% and 4.9%, respectively.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2003, we were in compliance with these covenants.

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

The interest rate swap has a notional amount of $11.0 million as of March 31, 2003 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. We recorded gains of $146,000 and $81,000 in accumulated other comprehensive income (loss) in the first three months of 2002 and 2003, respectively. We reclassified losses of ($108,000) and ($136,000) related to the interest rate swap into interest expense in the three months ended March 31, 2002 and 2003, respectively.

In July 2001, the Company purchased the assets of the Greenhouse Day Spa business. As a result, we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and acquired the "Greenhouse" mark. Also in July 2001, we purchased the entity that operated six C.Spa day spas in California. We opened an additional "Greenhouse" day spa in February 2002.

In the fourth quarter of 2002, the Company decided to dispose of, or otherwise close, 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. In the fourth quarter of 2002, the Company began negotiations with potential third party acquirers of the assets of those day spas as well as with landlords at the shopping centers and other venues where those day spas are located. During the first quarter of 2003, we disposed of ten day spas and the assets of the remaining four spas to be disposed of were sold effective April 15, 2003.

These transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally did not include releases from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $6 million.

In addition, in connection with these discontinued operations, Celeste Dunn, President of our Steiner Day Spas, Inc. subsidiary, terminated her employment. In connection with that termination, Ms. Dunn received a severance payment of $748,000 during the second quarter of 2003. A final agreement with respect to the termination of Ms. Dunn's employment is currently being negotiated.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the foreseeable future. To the extent there is a significant slow-down in travel resulting from terrorist attacks, other international hostilities or any other reasons, cash generated from operations may not satisfy the cash required to operate our business. In that case we would need outside financing which may not be available on commercially acceptable terms, or at all.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

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

  the effects of outbreaks of illnesses, such as SARS, or the perceived risk of such outbreaks, on our resort spas in Asia and in other locations, as well as on our cruise ship operations;

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

These risks and other risks are detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we use interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

Effective September 28, 2001, we entered into an interest rate swap agreement to reduce our exposure to market risks from changing interest rates. Under the swap agreement, we agreed to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. We do not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $11.0 million as of March 31, 2003 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. We recorded gains of $146,000 and $81,000 in accumulated other comprehensive income (loss) in the first three months ended March 31, 2002 and 2003, respectively. We reclassified losses of ($108,000) and ($136,000) related to the interest rate swap into interest expense in the three months ended March 31, 2002 and 2003, respectively.

Item 4.  Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

  Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report.

  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

PART II. - OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

Recent Sale of Unregistered Securities

On January 29, 2003, we sold to Gerald Katzoff a total of 8,143 of our common shares, valued at $100,000, in a privately negotiated transaction. Those shares, together with additional consideration, were issued to Mr. Katzoff in connection with the assignment to an entity controlled by Mr. Katzoff of assets related to the Greenhouse Day Spa in New York City (the "Spa"), which had been operated by a subsidiary of ours. Most of those assets had been acquired in 2001 by that subsidiary from an entity controlled by Mr. Katzoff. In connection with this transaction, Mr. Katzoff agreed to assume certain obligations relating to the Spa. The issuance of the common shares to Mr. Katzoff was effectuated without registration under the Securities Act of 1933 in reliance upon the exemption from such registration provided by Section 4(2) of that Act.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
10.2	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Leonard Fluxman.
10.5	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington.
10.26(a)

Second Amendment and Consent to Credit Agreement, dated December 31, 2002 by and among Steiner Leisure Limited, ABN AMRO Bank NV, Suntrust Bank, BankUnited FSB, The International Bank of Miami, NA, and HSBC Bank USA.

10.26(b)

Third Amendment, Waiver and Consent to Credit Agreement, dated March 7, 2003 by and among Steiner Leisure Limited, ABN AMRO Bank NV, Suntrust Bank, BankUnited FSB, The International Bank of Miami, NA, and HSBC Bank USA.

10.26(c)

Fourth Amendment and Consent to Credit Agreement, dated March 28, 2003 by and among Steiner Leisure Limited, ABN AMRO Bank NV, Suntrust Bank, BankUnited FSB, The International Bank of Miami, NA, and HSBC Bank USA.

10.27	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Glenn Fusfield.
10.28	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Thomas R. Posey.
99.1	Certification of Chief Executive Officer of Steiner Leisure Limited pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Acting Chief Financial Officer of Steiner Leisure Limited pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
No Reports on Form 8-K were filed in the first quarter of 2003 on behalf of Steiner Leisure Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer

/s/ Robert H. Lazar
Robert H. Lazar Vice President and Acting Chief Financial Officer

CERTIFICATIONS

I, Leonard I. Fluxman, certify that:

  I have reviewed this quarterly report on Form 10-Q of Steiner Leisure Limited;

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

Date: May 15, 2003

/s/ Leonard I. Fluxman
--------------------------------------------------------------------------------

Leonard I. Fluxman
President and Chief Executive Officer

CERTIFICATIONS

I, Robert H. Lazar, certify that:

  I have reviewed this quarterly report on Form 10-Q of Steiner Leisure Limited;

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

Date: May 15, 2003

/s/ Robert H. Lazar
--------------------------------------------------------------------------------

Robert H. Lazar
Vice President and Acting Chief Financial Officer

    The following is a list of all exhibits filed as a part of this report:

Exhibit Number	Description
10.2	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Leonard Fluxman.
10.5	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington.
10.26(a)

Second Amendment and Consent to Credit Agreement, dated December 31, 2002 by and among Steiner Leisure Limited, ABN AMRO Bank NV, Suntrust Bank, BankUnited FSB, The International Bank of Miami, NA, and HSBC Bank USA.

10.26(b)

Third Amendment, Waiver and Consent to Credit Agreement, dated March 7, 2003 by and among Steiner Leisure Limited, ABN AMRO Bank NV, Suntrust Bank, BankUnited FSB, The International Bank of Miami, NA, and HSBC Bank USA.

10.26(c)

Fourth Amendment and Consent to Credit Agreement, dated March 28, 2003 by and among Steiner Leisure Limited, ABN AMRO Bank NV, Suntrust Bank, BankUnited FSB, The International Bank of Miami, NA, and HSBC Bank USA.

10.27	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Glenn Fusfield.
10.28	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Thomas R. Posey.
99.1	Certification of Chief Executive Officer of Steiner Leisure Limited pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Acting Chief Financial Officer of Steiner Leisure Limited pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.