Form 10-Q
period 2003-06-30
STEINER LEISURE LTD
filed 2003-08-14
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [4 ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,399,503, which excludes 1,866,406 treasury shares as of August 8, 2003

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2002	2003
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,175,000	$15,125,000
Accounts receivable, net	12,348,000	10,712,000
Accounts receivable - students, net	4,481,000	3,890,000
Inventories	16,637,000	15,052,000
Assets held for sale	322,000	745,000
Other current assets	6,210,000	5,035,000
Total current assets	55,173,000	50,559,000
PROPERTY AND EQUIPMENT, net	49,087,000	49,021,000
GOODWILL, net	46,340,000	46,340,000
OTHER ASSETS:
Intangible assets, net	5,980,000	5,730,000
Deferred financing costs, net	1,083,000	921,000
Other	1,948,000	1,876,000
Total other assets	9,011,000	8,527,000
Total assets	$159,611,000	$154,447,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,981,000	$4,484,000
Accrued expenses	15,524,000	15,505,000
Current portion of long-term debt	14,528,000	18,468,000
Liabilities related to assets held for sale	8,378,000	4,176,000
Current portion of deferred tuition revenue	5,286,000	5,017,000
Gift certificate liability	542,000	620,000
Income taxes payable	2,017,000	1,690,000
Total current liabilities	54,256,000	49,960,000
LONG-TERM DEBT, net of current portion	27,713,000	18,663,000
LONG-TERM DEFERRED RENT	1,050,000	963,000
LONG-TERM DEFERRED TUITION REVENUE	96,000	90,000
MINORITY INTEREST	50,000	45,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
18,248,000 shares issued in 2002 and 18,266,000 shares issued
in 2003	182,000	183,000
Additional paid-in capital	39,701,000	39,958,000
Accumulated other comprehensive income	614,000	1,285,000
Retained earnings	65,320,000	72,671,000
Treasury shares, at cost, 1,866,000 shares in 2002 and 2003	(29,371,000)	(29,371,000)
Total shareholders' equity	76,446,000	84,726,000
Total liabilities and shareholders' equity	$159,611,000	$154,447,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
REVENUES:
Services	$42,053,000	$45,897,000	$82,024,000	$91,772,000
Products	18,890,000	19,935,000	36,756,000	39,225,000
Total revenues	60,943,000	65,832,000	118,780,000	130,997,000
COST OF SALES:
Cost of services	33,353,000	37,350,000	64,555,000	74,082,000
Cost of products	14,174,000	14,950,000	27,577,000	29,418,000
Total cost of sales	47,527,000	52,300,000	92,132,000	103,500,000
Gross profit	13,416,000	13,532,000	26,648,000	27,497,000
OPERATING EXPENSES:
Administrative	3,039,000	3,337,000	6,087,000	6,705,000
Salary and payroll taxes	3,421,000	4,197,000	6,904,000	8,417,000
Total operating expenses	6,460,000	7,534,000	12,991,000	15,122,000
Income from operations	6,956,000	5,998,000	13,657,000	12,375,000
OTHER INCOME (EXPENSE):
Interest expense	(989,000)	(852,000)	(1,890,000)	(1,819,000)
Other income	8,000	412,000	85,000	425,000
Total other income (expense)	(981,000)	(440,000)	(1,805,000)	(1,394,000)
Income from continuing operations before
provision for income taxes, minority
interest and equity investment	5,975,000	5,558,000	11,852,000	10,981,000
PROVISION FOR INCOME TAXES	197,000	309,000	372,000	642,000
Income from continuing operations before
minority interest and equity investment	5,778,000	5,249,000	11,480,000	10,339,000
MINORITY INTEREST	(251,000)	4,000	(758,000)	6,000
INCOME IN EQUITY INVESTMENT	66,000	38,000	145,000	140,000
Income from continuing operations before
discontinued operations and cumulative effect
of a change in accounting principle	5,593,000	5,291,000	10,867,000	10,485,000
LOSS FROM DISCONTINUED OPERATIONS
(which includes loss on disposal in 2003 of
$715,000 and $1,548,000 for the three
and six months ended June 30, 2003,
respectively), net of taxes	(2,678,000)	(1,303,000)	(5,442,000)	(3,134,000)
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE, net of taxes	--	--	(29,643,000)	--
Net income (loss)	$2,915,000	$3,988,000	$(24,218,000)	$7,351,000
Income (loss) per share-basic:
Income before discontinued operations and
cumulative effect of a change in accounting
principle	$0.35	$0.32	$0.68	$0.64
Loss from discontinued operations	(0.17)	(0.08)	(0.33)	(0.19)
Cumulative effect of a change in accounting
principle	--	--	(1.87)	--
	$0.18	$0.24	$(1.52)	$0.45
Income (loss) per share-diluted:
Income before discontinued operations and
cumulative effect of a change in accounting
principle	$0.34	$0.32	$0.66	$0.64
Loss from discontinued operations	(0.16)	(0.08)	(0.33)	(0.19)
Cumulative effect of a change in accounting
principle	--	--	(1.80)	--
	$0.18	$0.24	$(1.47)	$0.45

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(Unaudited)

	Six Months Ended
	June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)	$(24,218,000)	$7,351,000
Loss from discontinued operations	5,442,000	1,586,000
Loss on disposal of discontinued operations	-	1,548,000
Cumulative effect of a change in accounting principle	29,643,000	--
Income from continuing operations	10,867,000	10,485,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,381,000	3,609,000
Provision for doubtful accounts	442,000	133,000
Minority interest	758,000	(6,000)
Income in equity investment	(145,000)	(140,000)
(Increase) decrease in:
Accounts receivable	(168,000)	2,263,000
Inventories	(158,000)	1,770,000
Other current assets	(3,276,000)	1,559,000
Other assets	1,535,000	216,000
Increase (decrease) in:
Accounts payable	(2,709,000)	(3,540,000)
Accrued expenses	200,000	375,000
Income taxes payable	(252,000)	(335,000)
Deferred tuition revenue	(1,941,000)	(276,000)
Gift certificate liability	(285,000)	78,000
Net cash provided by operating activities of continuing operations	8,249,000	16,191,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from maturities of marketable securities	515,000	--
Capital expenditures	(4,929,000)	(3,189,000)
Acquisition, net of cash acquired	(971,000)	--
Net cash used in investing activities of continuing operations	(5,385,000)	(3,189,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(Unaudited)

	Six Months Ended
	June 30,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from long-term debt	$6,314,000	$--
Payments on long-term debt	(5,949,000)	(5,407,000)
Debt issuance costs	(134,000)	(298,000)
Proceeds from share option exercises	2,026,000	158,000
Net cash (used in) provided by financing activities of continuing operations	2,257,000	(5,547,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	193,000	154,000
NET CASH USED IN DISCONTINUED OPERATIONS	(5,161,000)	(7,659,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	153,000	(50,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	10,242,000	15,175,000
CASH AND CASH EQUIVALENTS,
End of period	$10,395,000	$15,125,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,721,000	$1,099,000

Income taxes	$137,000	$1,057,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations of Steiner Leisure Limited ("Steiner Leisure" or the "Company") for the three and six months ended June 30, 2002 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for these interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the Company's other filings with the SEC.
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

On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC ("Mandara US") and Mandara Spa Asia Limited ("Mandara Asia" and collectively with Mandara US, "Mandara Spa"). During 2002, the Company acquired the balance of the equity interests in Mandara Spa. Mandara Spa operates spas principally in the United States, the Caribbean, the Pacific and Asia. Mandara Spa also provides spa services for Norwegian Cruise Line, Orient Lines and Silverseas Cruises.
(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	June 30,
	2002	2003
Finished Goods	$12,602,000	$11,908,000
Raw Materials	4,035,000	3,144,000
	$16,637,000	$15,052,000

(b)	Goodwill

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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The majority of the Company's income is generated outside of the United States. The transaction gains (losses) reflected in administrative expenses were approximately $(30,000) and $7,000 for the three months ended June 30, 2002 and 2003, respectively, and approximately $76,000 and $(20,000) for the six months ended June 30, 2002 and 2003, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Weighted average shares outstanding used in
calculating basic earnings per share	15,957,000	16,393,000	15,886,000	16,389,000
Dilutive common share equivalents	445,000	110,000	549,000	95,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,402,000	16,503,000	16,435,000	16,484,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is anti-dilutive	1,301,000	3,271,000	1,317,000	2,713,000

As of June 30, 2003, 11,000 share options have been exercised.

(f)	Stock-Based Compensation

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

The Company applies APB 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's three and six months ended June 30, 2002 and 2003 net income (loss) and diluted earnings per share would have been reduced/increased to the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2002	2003	2002	2003
Compensation expense	As reported	$--	$--	$--	$--
	Pro forma	2,440,000	2,240,000	5,079,000	4,410,000
Net income (loss)	As reported	2,915,000	3,988,000	(24,218,000)	7,351,000
	Pro forma	475,000	1,748,000	(29,297,000)	2,941,000
Basic earnings per share	As reported	0.18	0.24	(1.52)	0.45
	Pro forma	0.03	0.11	(1.84)	0.18
Diluted earnings per share	As reported	0.18	0.24	(1.47)	0.45
	Pro forma	0.03	0.11	(1.78)	0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 59.8%, and 59.1% for the three and six months ended June 30, 2002 and 2003, respectively, risk-free interest rate of 6.0%, no dividends and expected term of 6.5 years.
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

In January 2003, the FASB Issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. It applies to the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements are effective for all financial statements issued after January 31, 2003. Management is currently assessing the impact of FIN 46 on the Company's consolidated financial statements.

In May 2003, FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Company's consolidated financial statements upon the adoption of the provisions of SFAS 150.
(4)	DISCONTINUED OPERATIONS:

In the fourth quarter of 2002, the Company approved and committed to a plan to sell or dispose of its day spa segment, with the exception of two of its day spas. The day spa segment primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa segment, excluding the day spas that are being kept, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the condensed consolidated balance sheets as of December 31, 2002 and June 30, 2003. During the first quarter ended March 31, 2003, the Company disposed of ten day spas and, effective April 15, 2003, the remaining four day spas were sold.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues	$3,754,000	$141,000	$7,162,000	$2,788,000
Loss from operations, net of taxes	2,678,000	588,000	5,442,000	1,586,000
Loss on disposal, net of taxes	--	715,000	--	1,548,000

	December 31,	June 30,
	2002	2003
Assets held for sale
Current assets	$70,000	$--
Property and equipment	252,000	--
Other assets	--	745,000
	$322,000	$745,000
Liabilities related to assets held for sale
Accounts payable & accrued expenses	$874,000	$2,055,000
Gift certificate liability	6,011,000	1,559,000
Other liabilities	1,493,000	562,000
	$8,378,000	$4,176,000

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

In connection with the discontinued day spa operations, the President of the day spas segment has terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the second quarter of 2003.

In January 2003, the Company entered into an agreement with the sellers to sell back the assets of one of the spas the Company acquired.  The agreement required the Company to make payments to the sellers of approximately $1.0 million in cash and 8,143 common shares valued at $100,000.
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

The interest rate swap has a notional amount of $9.0 million as of June 30, 2003 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded in accumulated other comprehensive income unrealized gains (losses) of $(121,000) and $81,000 for the three months ended June 30, 2002 and 2003, respectively and $25,000 and $162,000 for the six months ended June 30, 2002 and 2003, respectively in connection with this swap. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income (loss). The Company reclassified losses of $(101,000) and $(80,000) related to the interest rate swap into interest expense in the three months ended June 30, 2002 and 2003, respectively, and $(209,000) and $(216,000) in the six months ended June 30, 2002 and 2003, respectively. Approximately $71,000 in losses are expected to be reclassified into earnings within the next 12 months as interest payments occur.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	June 30,
	2002	2003

Operative commissions	$2,050,000	$2,197,000
Minimum line commissions	6,066,000	5,094,000
Payroll and bonuses	2,164,000	2,855,000
Rent	932,000	691,000
Interest	95,000	169,000
Other	4,217,000	4,499,000
Total	$15,524,000	$15,505,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	June 30,
	2002	2003

Term loan	$23,347,000	$18,000,000
Revolving loan	9,796,000	9,796,000
Subordinated notes	4,608,000	4,608,000
Note payable	4,100,000	4,100,000
Other debt	390,000	627,000
Total long-term debt	42,241,000	37,131,000
Less: current portion	(14,528,000)	(18,468,000)
Long-term debt, net of current portion	$27,713,000	$18,663,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the July 2001 acquisitions and borrowings under the revolving facility have been used for working capital needs. The maturity date of the revolving and term loans is July 2, 2004. The interest rate as of June 30, 2003 was 4.8% per annum for both the term loan and the revolving facility. As of June 30, 2003, there was no availability under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2003, the Company was in compliance with all of its financial covenants.

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

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss)	$2,915,000	$3,988,000	$(24,218,000)	$7,351,000
Unrealized gain (loss) interest rate
swap, net of taxes	(121,000)	81,000	25,000	162,000
Foreign currency translation adjustments,
net of taxes	493,000	678,000	861,000	509,000
Comprehensive income (loss)	$3,287,000	$4,747,000	$(23,332,000)	$8,022,000

(9)	SEGMENT INFORMATION:

Information about the Company's Spa Operations and Schools segments for the three and six months ended June 30, 2002 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Spa Operations	$56,719,000	$61,818,000	$110,279,000	$122,979,000
Schools	4,224,000	4,014,000	8,501,000	8,018,000
	$60,943,000	$65,832,000	$118,780,000	$130,997,000
Operating Income:
Spa Operations	$6,600,000	$5,739,000	$12,909,000	$11,820,000
Schools	356,000	259,000	748,000	555,000
	$6,956,000	$5,998,000	$13,657,000	$12,375,000

	December 31,	June 30,
	2002	2003
Identifiable Assets:
Spa Operations	$136,817,000	$133,149,000
Schools	22,794,000	21,298,000
	$159,611,000	$154,447,000

Included in identifiable assets of the Spa Operations segment at December 31, 2002 and June 30, 2003 are assets held for sale of $322,000 and $745,000, respectively.

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

In July 2001, we completed the acquisitions of the Mandara Spa resort spas and cruise ship concessions and the Greenhouse and C.Spa day spa chains. These transactions were accounted for under the purchase method, and accordingly, our financial results included the results of the acquired entities subsequent to their acquisitions. In the fourth quarter of 2002, we determined to sell or otherwise dispose of most of our day spa operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the former day spa segment, excluding the day spas that were not being disposed of, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the condensed consolidated balance sheets as of December 31, 2002 and June 30, 2003. During the first quarter of 2003, we disposed of ten day spas and effective April 15, 2003 the assets of the remaining four day spas to be disposed of were sold.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for the first six months of 2003 was not subject to tax in the United States or other jurisdictions. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries, are subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries, Steiner Beauty Products, Inc. (which sells products in the U.S.), Steiner Management Services, LLC (which performs administrative services), Steiner Spa Resorts (Nevada), Inc. (which runs the spa at the Aladdin Resort), Steiner Spa Resorts (Connecticut), Inc. (which runs our spa at the Mohegan Sun Casino) and Steiner Education Group, Inc. (which runs our schools through its subsidiaries) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Steiner Spa Limited and Steiner Spa Asia Limited own 100% of Mandara US and Mandara Asia, respectively. These subsidiaries pay taxes in certain taxable jurisdictions.

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

Goodwill

We adopted SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In lieu of amortization for 2002, we were required to perform an initial impairment review of our goodwill and are required to perform an annual impairment review thereafter. During the second quarter of 2002, we completed our assessment of our intangible assets and wrote off $29.6 million of intangible assets. Those intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa day spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. As of June 30, 2003, we had unamortized goodwill and intangibles of $52.1 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.8 million (which includes $22.2 million related to our discontinued operations) as of June 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

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

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The effective date of the SFAS 146 is January 1, 2003, with earlier adoption encouraged. In connection with its discontinued day spa operations, we adopted SFAS 146 in 2002.

In January 2003, FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. It applies to the first fiscal year or interim period beginning after June 15, 2003. Management is currently assessing the impact of FIN 46 on the Company consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Company's consolidated financial statements upon the adoption of the provisions of SFAS 150.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

Three Months Ended June 30,			Six Months Ended June 30,

2002		2003	2002	2003
Revenues: Services	69.0%	69.7%	69.1%	70.1%
Products	31.0	30.3	30.9	29.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.7	56.7	54.4	56.5
Cost of products	23.3	22.7	23.2	22.5
Total cost of revenues	78.0	79.4	77.6	79.0
Gross profit	22.0	20.6	22.4	21.0
Operating expenses:
Administrative	5.0	5.1	5.1	5.1
Salary and payroll taxes	5.6	6.4	5.8	6.4
Total operating expenses	10.6	11.5	10.9	11.5
Income from operations	11.4	9.1	11.5	9.5
Other income (expense):
Interest expense	(1.6)	(1.3)	(1.6)	(1.4)
Other income	--	0.6	0.1	0.3
Total other income (expense)	(1.6)	(0.7)	(1.5)	(1.1)
Income from continuing operations before provision for income taxes, minority interest and equity investment	9.8	8.4	10.0	8.4
Provision for income taxes	0.3	0.4	0.3	0.5
Income from continuing operations before minority interest and equity investment	9.5	8.0	9.7	7.9
Minority interest and equity investment	(0.3)	0.1	(0.5)	0.1
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	9.2	8.1	9.2	8.0
Loss from discontinued operations, net of taxes	(4.4)	(2.0)	(4.6)	(2.4)
Cumulative effect of a change in accounting principle, net of taxes	--	--	(25.0)	--
Net income (loss)	4.8%	6.1%	(20.4)%	5.6%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Revenues increased approximately 8.0%, or $4.9 million, to $65.8 million in the second quarter of 2003 from $60.9 million in the second quarter of 2002. Of this increase, $3.8 million was attributable to an increase in services revenues and $1.1 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional spa ships in service in the second quarter of 2003 compared to the second quarter of 2002. The increase was also attributable to the operations of our spa at the Mohegan resort for a full quarter in 2003, compared to only a partial quarter in 2002, as well as the improved performance of our land-based spas in the second quarter of 2003 compared to the second quarter of 2002, which reflected significantly greater impact from the terrorist attacks of September 11, 2001. We had an average of 1,282 shipboard staff members in service in the second quarter of 2003 compared to an average of 1,159 shipboard staff members in service in the second quarter of 2002. Revenues per shipboard staff per day decreased by 3.6% to $379 in the second quarter of 2003 from $393 in the second quarter of 2002.

Cost of Services. Cost of services increased $4.0 million to $37.4 million in the second quarter of 2003 from $33.4 million in the second quarter of 2002. Cost of services as a percentage of services revenue increased to 81.4% in the second quarter of 2003 from 79.3% in the second quarter of 2002. These increases were attributable to increases in commissions payable to cruise lines allocable to ships covered by agreements that provide for increases in commissions in the second quarter of 2003 compared to the second quarter of 2002. Additionally, the increase as a percentage of services revenues was attributable to a decrease in revenues at our massage therapy schools in 2003 without a corresponding decline in fixed costs at the schools.

Cost of Products. Cost of products increased $0.8 million to $15.0 million in the second quarter of 2003 from $14.2 million in the second quarter of 2002. Cost of products as a percentage of products revenue was 75.0% in the second quarter of each of 2003 and 2002. The increase in cost of products was attributable to increases in commissions payable to cruise lines allocable to products sales on ships covered by agreements which provide for increases in commissions in the second quarter of 2003 compared to the second quarter of 2002, which was partially offset by increased efficiency at our product manufacturing facility.

Operating Expenses. Operating expenses increased $1.0 million to $7.5 million in the second quarter of 2003 from $6.5 million in the second quarter of 2002. Operating expenses as a percentage of revenues increased to 11.5% in the second quarter of 2003 from 10.6% in the second quarter of 2002. These increases were primarily attributable to the cost of additional personnel in the product manufacturing, product distribution, staff training and information technology areas in the second quarter of 2003, compared to the second quarter of 2002.

Other Income (Expense). Other income (expense) decreased $0.6 million to expense of $0.4 million in the second quarter of 2003 from (expense) of $1.0 million in the second quarter of 2002. This decrease was primarily attributable to the receipt of $400,000 of business interruption insurance proceeds. These proceeds relate to damages incurred by some of our Mandara resort spa properties as a result of a typhoon in Guam in December 2002.

Provision for Income Taxes. Provision for income taxes increased $0.1 million to $0.3 million in the second quarter of 2003 from $0.2 million in the second quarter of 2002. The provision for income taxes increased to an overall effective rate of 5.6% for the second quarter of 2003 from an overall effective rate of 3.3% for the second quarter of 2002 primarily due to the income earned in jurisdictions that tax our income increasing to a greater extent than our income earned in jurisdictions that do not tax our income.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations decreased $1.4 million to ($1.3) million in the second quarter of 2003 from ($2.7) million in the second quarter of 2002. The loss on disposal for the second quarter of 2003 was $715,000. The $2.7 million loss from operations in the second quarter of 2002 included the impact of the 17 day spas which were to be disposed of, compared to a $0.6 million loss from operations in the second quarter of 2003, which included the impact of only four day spas that were sold effective April 15, 2003.

Cumulative Effect of a Change in Accounting Principle, Net of Taxes. During the second quarter of 2002, in accordance with SFAS 142, we wrote-off $29.6 million in intangible assets. These intangibles assets primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa day spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Revenues increased approximately 10.3%, or $12.2 million, to $131.0 million in the six months ended June 30, 2003 from $118.8 million in the six months ended June 30, 2002. Of this increase, $9.7 million was attributable to an increase in services revenues and $2.5 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional spa ships in service in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase was also attributable to the operations of our spa at the Mohegan resort for a full quarter in 2003 compared to only a partial quarter in 2002, as well as the improved performance of our land-based spas in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, which reflected significantly greater impact from the terrorist attacks of September 11, 2001. We had an average of 1,283 shipboard staff members in service in the six months ended June 30, 2003 compared to an average of 1,152 shipboard staff members in service in the six months ended June 30, 2002. Revenues per shipboard staff per day decreased by 2.6% to $380 in the six months ended June 30, 2003 from $390 in the six months ended June 30, 2002.

Cost of Services. Cost of services increased $9.5 million to $74.1 million in the six months ended June 30, 2003 from $64.6 million in the six months ended June 30, 2002. Cost of services as a percentage of services revenue increased to 80.7% in the six months ended June 30, 2003 from 78.7% in the six months ended June 30, 2002. These increases were attributable to increases in commissions payable to cruise lines allocable to ships covered by agreements that provide for increases in commissions in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Additionally, the increase as a percentage of services revenues was attributable to a decrease in revenues at our massage therapy schools in 2003 without a corresponding decline in fixed costs at the schools.

Cost of Products. Cost of products increased $1.8 million to $29.4 million in the six months ended June 30, 2003 from $27.6 million in the six months ended June 30, 2002. Cost of products as a percentage of products revenue was 75.0% in each of the six months ended June 30, 2003 and 2002. The increase in cost of products was attributable to increases in commissions allocable to products sales on ships covered by agreements which provide for increases in commissions payable to cruise lines in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, partially offset by increased efficiency of our manufacturing facility.

Operating Expenses. Operating expenses increased $2.1 million to $15.1 million in the six months ended June 30, 2003 from $13.0 million in the six months ended June 30, 2002. Operating expenses as a percentage of revenues increased to 11.5% in the six months ended June 30, 2003 from 10.9% in the six months ended June 30, 2002. These increases were primarily attributable to the cost of additional personnel in the product manufacturing, product distribution, staff training and information technology areas in the six months ended June 30, 2003, compared to the second quarter of 2002 and start-up costs related to the opening of our Elemis Day Spa in Coral Gables, Florida in February 2003.

Other Income (Expense). Other income (expense) decreased $0.4 million to expense of $1.4 million in the six months ended June 30, 2003 from expense of $1.8 million in the six months ended June 30, 2002. This decrease was primarily attributable to the receipt of $400,000 of business interruption insurance proceeds. These proceeds relate to damages incurred by some of our Mandara resort spa properties as a result of a typhoon in Guam in December 2002.

Provision for Income Taxes. Provision for income taxes increased $0.3 million to $0.7 million in the six months ended June 30, 2003 from $0.4 million in the six months ended June 30, 2002. The provision for income taxes increased to an overall effective rate of 5.8% for the six months ended June 30, 2003 from an overall effective rate of 3.1% for the six months ended June 30, 2002 primarily due to the income earned in jurisdictions that tax our income increasing to a greater extent than our income earned in jurisdictions that do not tax our income.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations decreased $2.3 million to ($3.1) million in the six months ended June 30, 2003 from ($5.4) million in the six months ended June 30, 2002. The loss on disposal for the six months ended June 30, 2003 was $1,548,000. The $5.4 million loss from operations in the six months ended June 30, 2002 included the impact of the 17 day spas which were to be disposed of, compared to a $1.6 million loss from operations in the six months ended June 30, 2003, which included the impact of only 14 of those day spas (ten of which were disposed of during the first quarter of 2003 and four of which were sold effective April 15, 2003).

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

Liquidity and Capital Resources

Cash flow from operating activities of continuing operations was $16.2 million for the first six months of 2003 and $8.2 million for the first six months of 2002. We had working capital of $599,000 at June 30, 2003, compared to working capital of $917,000 at December 31, 2002.

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

In connection with the Mandara Spa acquisition, we paid $30.9 million in cash including ($1.5 million in transaction costs), $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equity holders guaranteed certain income levels for an 18-month period. If the income levels were not achieved, then, amounts owed on the subordinated debt would be reduced on a pro rata basis. We issued to the selling equity holders subordinated notes in the aggregate principal amount of $7,000,000, and which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara-Asia Notes accrues, and is payable, quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to Steiner by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes are not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to us, we have not recorded any purchase price (goodwill) related to the Notes. As of December 31, 2002, in connection with the earnout, approximately $2.8 million in principal (representing a reduction in the original principal amount) and $472,000 of interest is due under the Mandara - US Notes and $1.4 million in principal and $221,000 of interest is due under the Mandara - Asia Notes. In accordance with SFAS 141, these amounts have been recorded as a component of the purchase price of Mandara Spa.

In connection with our acquisition of Mandara Spa we incurred approximately $7.3 million in costs from July 2001 through March 2002 relating to the completion of the build-out of certain luxury spa facilities operating under the "Mandara" name.

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund acquisitions and borrowings under the revolving facility have been used for working capital needs. As of June 30, 2003, approximately $18.0 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At June 30, 2003, the effective rates on the term loan and revolving facility were approximately 6.2% and 4.8%, respectively.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2003, we were in compliance with these covenants.

Other limitations on capital expenditures, or on other operational matters, could apply in the future. Also, the amendment to our credit facility in the first quarter of 2003 provided us with partial relief with respect to principal payments for the first quarter of 2003. A result of that relief is that we will be required to use a portion of our cash flow to make interest payments with respect to that unpaid principal.

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

The interest rate swap has a notional amount of $9.0 million as of June 30, 2003 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded in accumulated other comprehensive income unrealized gains (losses) of $(121,000) and $81,000 for the three months ended June 30, 2002 and 2003, respectively and $25,000 and $162,000 for the six months ended June 30, 2002 and 2003, respectively in connection with this swap. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income (loss). The Company reclassified losses of $(101,000) and $(80,000) related to the interest rate swap into interest expense in the three months ended June 30, 2002 and 2003, respectively, and $(209,000) and $(216,000) in the six months ended June 30, 2002 and 2003, respectively. Approximately $71,000 in losses are expected to be reclassified into earnings within the next 12 months as interest payments occur.

In July 2001, the Company purchased the assets of the Greenhouse Day Spa business. As a result, we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and acquired the "Greenhouse" mark. Also in July 2001, we purchased the entity that operated six C.Spa day spas in California. We opened an additional "Greenhouse" day spa in February 2002.

In the fourth quarter of 2002, the Company decided to dispose of, or otherwise close, 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. In the fourth quarter of 2002, the Company began negotiations with potential third party acquirers of the assets of those day spas as well as with landlords at the shopping centers and other venues where those day spas are located. During the first quarter of 2003, we disposed of the assets of ten day spas and the assets of the remaining four spas to be disposed of were sold effective April 15, 2003.

These transactions involved our paying to landlords of the day spa premises amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally did not include releases from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $6 million.

In addition, in connection with these discontinued operations, Celeste Dunn, President of our Steiner Day Spas, Inc. subsidiary, terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the six months ended June 30, 2003.

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

  economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001, the hostilities in Iraq, the recent bombing in Indonesia and the threat of future terrorist attacks and armed hostilities;

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

The interest rate swap has a notional amount of $9.0 million as of June 30, 2003 and matures on September 30, 2003. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 7.68%. The Company recorded in accumulated other comprehensive income unrealized gains (losses) of $(121,000) and $81,000 for the three months ended June 30, 2002 and 2003, respectively and $25,000 and $162,000 for the six months ended June 30, 2002 and 2003, respectively in connection with this swap. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income (loss). The Company reclassified losses of $(101,000) and $(80,000) related to the interest rate swap into interest expense in the three months ended June 30, 2002 and 2003, respectively, and $(209,000) and $(216,000) in the six months ended June 30, 2002 and 2003, respectively. Approximately $71,000 in losses are expected to be reclassified into earnings within the next 12 months as interest payments occur.

Item 4.  Controls and Procedures

  Disclosure Controls and Procedures

  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in accumulating and communicating to our management, including those two persons, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive officer and Vice President - Finance, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 19, 2003. At the Annual Meeting, the following matters were considered and voted upon:

Clive E. Warshaw was re-elected as director on the results of the vote indicated below, and the terms of office of the following directors continued after the Annual Meeting: Leonard I. Fluxman, Michele Steiner Warshaw, Charles D. Finkelstein, Jonathan D. Mariner and Steven J. Preston. The votes cast with respect to the election of Mr. Warshaw were as follows: 12,875,246 shares were voted for the election of Mr. Warshaw and 31,985 shares were voted against the election of Mr. Warshaw.

In addition, the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2003 was ratified based on the results of the following vote: 12,905,915 shares were voted for the ratification of the selection of Ernst & Young LLP and 426 shares were voted against such selection, with 890 shares abstaining from the vote.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.27	Amended and Restated Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Glenn Fusfield.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President - Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Chief Executive Officer and Vice President - Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the fiscal quarter ended June 30, 2003:

Report dated May 1, 2003 furnished on Item 9 disclosing our reported earnings for the fiscal quarter ended March 31, 2003. This Report on Form 8-K is not deemed to be incorporated by reference into any of our filings with the Securities and Exchange Commission.

Report dated May 5, 2003 filed on Item 5 disclosing, in response to inquiries we received from the public, quarterly revenues and cost of revenues data for the second and third quarters of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Robert H. Lazar
Robert H. Lazar Vice President - Finance (principal accounting officer)

    The following is a list of all exhibits filed as a part of this report:

Exhibit Number	Description

10.27	Amended and Restated Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Glenn Fusfield.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President - Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Chief Executive Officer and Vice President - Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.