Form 10-Q
period 2003-09-30
STEINER LEISURE LTD
filed 2003-11-14
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [4 ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,463,745, which excludes 1,866,406 treasury shares as of November 10, 2003

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2003
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,175,000	$22,345,000
Accounts receivable, net	12,348,000	10,410,000
Accounts receivable - students, net	4,481,000	4,747,000
Inventories	16,637,000	15,066,000
Assets held for sale	322,000	745,000
Other current assets	6,210,000	5,082,000
Total current assets	55,173,000	58,395,000
PROPERTY AND EQUIPMENT, net	49,087,000	48,986,000
GOODWILL, net	46,340,000	46,590,000
OTHER ASSETS:
Intangible assets, net	5,980,000	5,510,000
Deferred financing costs, net	1,083,000	810,000
Other	1,948,000	1,821,000
Total other assets	9,011,000	8,141,000
Total assets	$159,611,000	$162,112,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,981,000	$5,543,000
Accrued expenses	15,524,000	17,520,000
Current portion of long-term debt	14,528,000	13,878,000
Liabilities related to assets held for sale	8,378,000	3,620,000
Current portion of deferred tuition revenue	5,286,000	6,039,000
Gift certificate liability	542,000	577,000
Income taxes payable	2,017,000	1,980,000
Total current liabilities	54,256,000	49,157,000
LONG-TERM DEBT, net of current portion	27,713,000	19,119,000
LONG-TERM DEFERRED RENT	1,050,000	937,000
LONG-TERM DEFERRED TUITION REVENUE	96,000	90,000
MINORITY INTEREST	50,000	42,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
18,248,000 shares issued in 2002 and 18,330,000 shares issued
in 2003	182,000	183,000
Additional paid-in capital	39,701,000	40,851,000
Accumulated other comprehensive income	614,000	1,583,000
Retained earnings	65,320,000	79,521,000
Treasury shares, at cost, 1,866,000 shares in 2002 and 2003	(29,371,000)	(29,371,000)
Total shareholders' equity	76,446,000	92,767,000
Total liabilities and shareholders' equity	$159,611,000	$162,112,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
REVENUES:
Services	$45,932,000	$52,717,000	$127,956,000	$144,489,000
Products	21,088,000	22,246,000	57,844,000	61,471,000
Total revenues	67,020,000	74,963,000	185,800,000	205,960,000
COST OF SALES:
Cost of services	36,664,000	42,156,000	101,219,000	116,238,000
Cost of products	15,807,000	16,631,000	43,384,000	46,049,000
Total cost of sales	52,471,000	58,787,000	144,603,000	162,287,000
Gross profit	14,549,000	16,176,000	41,197,000	43,673,000
OPERATING EXPENSES:
Administrative	3,274,000	3,777,000	9,361,000	10,482,000
Salary and payroll taxes	3,510,000	4,199,000	10,414,000	12,616,000
Total operating expenses	6,784,000	7,976,000	19,775,000	23,098,000
Income from operations	7,765,000	8,200,000	21,422,000	20,575,000
OTHER INCOME (EXPENSE):
Interest expense	(946,000)	(832,000)	(2,836,000)	(2,651,000)
Other income	21,000	68,000	106,000	493,000
Total other income (expense)	(925,000)	(764,000)	(2,730,000)	(2,158,000)
Income from continuing operations before
provision for income taxes, minority
interest and equity investment	6,840,000	7,436,000	18,692,000	18,417,000
PROVISION FOR INCOME TAXES	346,000	562,000	718,000	1,204,000
Income from continuing operations before
minority interest and equity investment	6,494,000	6,874,000	17,974,000	17,213,000
MINORITY INTEREST	(461,000)	2,000	(1,220,000)	8,000
INCOME IN EQUITY INVESTMENT	88,000	109,000	234,000	249,000
Income from continuing operations before
discontinued operations and cumulative effect
of a change in accounting principle	6,121,000	6,985,000	16,988,000	17,470,000
LOSS FROM DISCONTINUED OPERATIONS
(which includes loss on disposal in 2003 of
$94,000 and $1,642,000 for the three
and nine months ended September 30, 2003,
respectively), net of taxes	(2,083,000)	(135,000)	(7,525,000)	(3,269,000)
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE, net of taxes	--	--	(29,643,000)	--
Net income (loss)	$4,038,000	$6,850,000	$(20,180,000)	$14,201,000
Income (loss) per share-basic:
Income before discontinued operations and
cumulative effect of a change in accounting
principle	$0.38	$0.43	$1.07	$1.07
Loss from discontinued operations	(0.13)	(0.01)	(0.48)	(0.20)
Cumulative effect of a change in accounting
principle	--	--	(1.86)	--
	$0.25	$0.42	$(1.27)	$0.87
Income (loss) per share-diluted:
Income before discontinued operations and
cumulative effect of a change in accounting
principle	$0.38	$0.41	$1.05	$1.05
Loss from discontinued operations	(0.13)	--	(0.46)	(0.20)
Cumulative effect of a change in accounting
principle	--	--	(1.83)	--
	$0.25	$0.41	$(1.24)	$0.85

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(Unaudited)

	Nine Months Ended
	September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)	$(20,180,000)	$14,201,000
Loss from discontinued operations	7,525,000	1,627,000
Loss on disposal of discontinued operations	-	1,642,000
Cumulative effect of a change in accounting principle	29,643,000	--
Income from continuing operations	16,988,000	17,470,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,152,000	5,765,000
Provision for doubtful accounts	729,000	193,000
Minority interest	1,220,000	(8,000)
Income in equity investment	(234,000)	(249,000)
(Increase) decrease in:
Accounts receivable	(1,979,000)	1,834,000
Inventories	(879,000)	1,797,000
Other current assets	(3,276,000)	1,517,000
Other assets	952,000	378,000
Increase (decrease) in:
Accounts payable	(1,597,000)	(2,511,000)
Accrued expenses	1,653,000	2,858,000
Income taxes payable	323,000	(55,000)
Deferred tuition revenue	(446,000)	747,000
Gift certificate liability	(75,000)	35,000
Net cash provided by operating activities of continuing operations	17,531,000	29,771,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from maturities of marketable securities	515,000	--
Capital expenditures	(5,209,000)	(4,798,000)
Acquisition, net of cash acquired	(971,000)	(250,000)
Net cash used in investing activities of continuing operations	(5,665,000)	(5,048,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(Unaudited)

	Nine Months Ended
	September 30,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from long-term debt	$6,683,000	$--
Payments on long-term debt	(10,571,000)	(9,997,000)
Debt issuance costs	(248,000)	(468,000)
Proceeds from share option exercises	2,026,000	1,051,000
Net cash used in financing activities of continuing operations	(2,110,000)	(9,414,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	57,000	211,000
NET CASH USED IN DISCONTINUED OPERATIONS	(6,393,000)	(8,350,000)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,420,000	7,170,000
CASH AND CASH EQUIVALENTS,
Beginning of period	10,242,000	15,175,000
CASH AND CASH EQUIVALENTS,
End of period	$13,662,000	$22,345,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,456,000	$1,686,000

Income taxes	$871,000	$1,349,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations of Steiner Leisure Limited and subsidiaries ("Steiner Leisure" or the "Company") for the three and nine months ended September 30, 2002 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for these interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Steiner Leisure is a worldwide provider of spa services. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. These operations consisted almost entirely of offering spa services and products on cruise ships. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	September 30,
	2002	2003
Finished Goods	$12,602,000	$11,572,000
Raw Materials	4,035,000	3,494,000
	$16,637,000	$15,066,000

(b)	Goodwill

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, the Company completed its assessment of its intangible assets and wrote off $29.6 million of intangible assets. These intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse Day Spa and C.Spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.
(c)	Income Taxes

The Company files a consolidated tax return for its domestic subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to an asset or liability from period to period. For any partnership interest (including limited liability companies), the Company records its allocable share of income, gains, losses, deductions and credits of the partnership.
(d)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The majority of the Company's income is generated outside of the United States. The transaction gains (losses) reflected in administrative expenses were approximately $(12,000) and $(55,000) for the three months ended September 30, 2002 and 2003, respectively, and approximately $64,000 and $(75,000) for the nine months ended September 30, 2002 and 2003, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Weighted average shares outstanding used in
calculating basic earnings per share	15,980,000	16,418,000	15,918,000	16,399,000
Dilutive common share equivalents	81,000	444,000	324,000	212,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,061,000	16,862,000	16,242,000	16,611,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is anti-dilutive	3,249,000	1,366,000	1,840,000	1,913,000

For the nine months ended September 30, 2003, 81,000 share options have been exercised.

(f)	Stock-Based Compensation

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

The Company applies APB 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's three and nine months ended September 30, 2002 and 2003 net income (loss) and diluted earnings per share would have been reduced/increased to the pro forma amounts indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2002	2003	2002	2003
Compensation expense	As reported	$--	$--	$--	$--
	Pro forma	1,945,000	2,417,000	6,010,000	7,071,000
Net income (loss)	As reported	4,038,000	6,850,000	(20,180,000)	14,201,000
	Pro forma	2,093,000	4,433,000	(26,190,000)	7,130,000
Basic earnings per share	As reported	0.25	0.42	(1.27)	0.87
	Pro forma	0.13	0.27	(1.65)	0.43
Diluted earnings per share	As reported	0.25	0.41	(1.24)	0.85
	Pro forma	0.13	0.26	(1.61)	0.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 60.0% and 58.5% for the three and nine months ended September 30, 2002 and 2003, respectively, risk-free interest rate of 6.0% and 4.0%, no dividends and expected term of 6.5 and 6.0 years, respectively.
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

In January 2003, FASB Issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. In October 2003, FASB deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after December 15, 2003. Management is currently assessing the impact of FIN 46 on the Company's consolidated financial statements.

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

In the fourth quarter of 2002, the Company approved and committed to a plan to sell or dispose of its day spa segment, with the exception of two of its day spas. The day spa segment primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa segment, excluding the day spas that are being kept, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the condensed consolidated balance sheets as of December 31, 2002 and September 30, 2003. During the first quarter ended March 31, 2003, the Company disposed of ten day spas and, effective April 15, 2003, the remaining four day spas were sold.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	$3,357,000	$--	$10,519,000	$2,788,000
Loss from operations, net of taxes	(2,083,000)	(41,000)	(7,525,000)	(1,627,000)
Loss on disposal, net of taxes	--	(94,000)	--	(1,642,000)

	December 31,	September 30,
	2002	2003
Assets held for sale
Current assets	$70,000	$--
Property and equipment	252,000	--
Other assets	--	745,000
	$322,000	$745,000
Liabilities related to assets held for sale
Accounts payable & accrued expenses	$874,000	$1,779,000
Gift certificate liability	6,011,000	1,466,000
Other liabilities	1,493,000	375,000
	$8,378,000	$3,620,000

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

In connection with the discontinued day spa operations, the President of the day spas segment terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the second quarter of 2003.

In January 2003, the Company entered into an agreement with the sellers to sell back the assets of one of the spas the Company acquired. The agreement required the Company to make payments to the sellers of approximately $1.0 million in cash and 8,143 common shares of the Company valued at $100,000.
(5)	DERIVATIVE FINANCIAL INSTRUMENT:

Effective September 28, 2003, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $6.8 million as of September 30, 2003 and matures on July 2, 2004. The interest rate swap agreement effectively converts a portion of the Company's London Interbank Offered Rate ("LIBOR") based variable rate borrowings into fixed rate borrowings with a pay rate of 5.08%. The Company recorded in accumulated other comprehensive income unrealized gains (losses) of $(11,000) and $56,000 for the three months ended September 30, 2002 and 2003, respectively and $14,000 and $218,000 for the nine months ended September 30, 2002 and 2003, respectively, in connection with this swap. There was no gain or loss on the swap. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income. The Company reclassified losses of $(103,000) and $(71,000) related to the interest rate swap into interest expense in the three months ended September 30, 2002 and 2003, respectively, and $(312,000) and $(288,000) in the nine months ended September 30, 2002 and 2003, respectively. Approximately $15,000 in losses are expected to be reclassified into earnings within the next 9 months as interest payments occur.
(6)	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,	September 30,
	2002	2003

Operative commissions	$2,050,000	$2,280,000
Minimum line commissions	6,066,000	5,577,000
Payroll and bonuses	2,164,000	3,490,000
Rent	932,000	532,000
Interest	95,000	103,000
Other	4,217,000	5,538,000
Total	$15,524,000	$17,520,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	September 30,
	2002	2003

Term loan	$23,347,000	$13,500,000
Revolving loan	9,796,000	9,796,000
Subordinated notes	4,608,000	5,098,000
Note payable	4,100,000	4,100,000
Other debt	390,000	503,000
Total long-term debt	42,241,000	32,997,000
Less: current portion	(14,528,000)	(13,878,000)
Long-term debt, net of current portion	$27,713,000	$19,119,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at LIBOR based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the July 2001 acquisitions and borrowings under the revolving facility have been used for working capital needs. The maturity date of the term loan is July 2, 2004. In October 2003, the Company entered into a commitment with its lenders to amend and restate the credit agreement. The terms and conditions of the new agreement would be substantially the same as the current agreement, except that the maturity date of the revolving loan is proposed to be extended one year to July 2, 2005. Management expects to finalize the amended and restated credit agreement, including the extension of the maturity date during the fourth quarter of 2003, and as a result has classified amounts outstanding under the credit facility as long term obligations. The interest rate as of September 30, 2003 was 3.6% per annum for both the term loan and the revolving facility. As of September 30, 2003, there was no availability under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2003, the Company was in compliance with all of its financial covenants.

The subordinated notes are the Mandara - US Notes and the Mandara - Asia Notes (collectively referred to as the "Notes"), which are discussed in more detail below in Item 2 under "Liquidity and Capital Resources." The Mandara - US Notes interest accrues quarterly but is payable on the maturity date. The Mandara - Asia Notes interest accrues and is payable quarterly. The interest rates on all the Notes is 9% per annum and they all mature on January 2, 2005.

The note payable is due to the company that formerly owned a 40% minority interest in Mandara Spa. The note bears interest at approximately 9% per annum due quarterly and matures on various dates through March 31, 2006.

All of the long-term debt is denominated in US dollars.

(8)	COMPREHENSIVE INCOME (LOSS):

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)	$4,038,000	$6,850,000	$(20,180,000)	$14,201,000
Unrealized gain (loss) on interest rate
swap, net of taxes	(11,000)	56,000	14,000	218,000
Foreign currency translation adjustments,
net of taxes	178,000	242,000	1,042,000	751,000
Comprehensive income (loss)	$4,205,000	$7,148,000	$(19,124,000)	$15,170,000

(9)	SEGMENT INFORMATION:

Information about the Company's Spa Operations and Massage Therapy Schools segments for the three and nine months ended September 30, 2002 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Spa Operations	$63,408,000	$71,053,000	$173,687,000	$194,032,000
Schools	3,612,000	3,910,000	12,113,000	11,928,000
	$67,020,000	$74,963,000	$185,800,000	$205,960,000
Operating Income:
Spa Operations	$8,135,000	$7,926,000	$21,043,000	$19,746,000
Schools	(370,000)	274,000	379,000	829,000
	$7,765,000	$8,200,000	$21,422,000	$20,575,000

	December 31,	September 30,
	2002	2003

Identifiable Assets:
Spa Operations	$136,817,000	$139,452,000
Schools	22,794,000	22,660,000
	$159,611,000	$162,112,000

Included in identifiable assets of the Spa Operations segment at December 31, 2002 and September 30, 2003 are assets held for sale of $322,000 and $745,000, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Steiner Leisure is a worldwide provider of spa services. We sell our services and products to cruise passengers and at resort and day spas primarily in the United States, the Caribbean, the Pacific and Asia. Payments to cruise lines and resort spa owners are based on a percentage of our revenues and, in certain cases, a minimum annual rental or a combination of both.

In July 2001, we acquired the Mandara Spa resort spas and cruise ship concessions and the Greenhouse and C.Spa day spa chains. These transactions were accounted for under the purchase method, and accordingly, our financial results included the results of the acquired entities subsequent to their acquisitions. In the fourth quarter of 2002, we determined to sell or otherwise dispose of most of our day spa operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the former day spa segment, excluding the day spas that were not being disposed of, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the condensed consolidated balance sheets as of December 31, 2002 and September 30, 2003. During the first quarter of 2003, we disposed of ten day spas and, effective April 15, 2003, the assets of the remaining four day spas to be disposed of were sold.

Steiner Leisure and Steiner Transocean Limited, our subsidiary that conducts our shipboard operations, are Bahamas international business companies ("IBCs"). The Bahamas does not tax Bahamas IBCs. Under current legislation, we believe that income from our maritime operations will be foreign source income that will not be subject to United States, United Kingdom or other taxation. A significant portion of our income for the first nine months of 2003 was not subject to tax in the United States or other jurisdictions. Earnings from Steiner Training Limited and Elemis Limited, United Kingdom subsidiaries, are subject to U.K. tax rates (generally up to 31%). The income from our United States subsidiaries (including those that operate spas and massage therapy schools, perform administrative services and sell products) will generally be subject to U.S. federal income tax at regular corporate rates (generally up to 35%) and may be subject to additional U.S. federal, state and local taxes. Our subsidiaries that own and operate our Mandara spas pay taxes in certain taxable jurisdictions.

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

Goodwill

We adopted SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In lieu of amortization for 2002, we were required to perform an initial impairment review of our goodwill and are required to perform an annual impairment review thereafter. During the second quarter of 2002, we completed our assessment of our intangible assets and wrote off $29.6 million of intangible assets. Those intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa day spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. As of September 30, 2003, we had unamortized goodwill and intangibles of $52.1 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $23.3 million (which includes $22.6 million related to our discontinued operations) as of September 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

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

In January 2003, FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. In October 2003, the FASB deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after December 15, 2003. Management is currently assessing the impact of FIN 46 on the Company's consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

Three Months Ended September 30,			Nine Months Ended September 30,

2002		2003	2002	2003
Revenues: Services	68.5%	70.3%	68.9%	70.2%
Products	31.5	29.7	31.1	29.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.7	56.2	54.5	56.4
Cost of products	23.6	22.2	23.3	22.4
Total cost of revenues	78.3	78.4	77.8	78.8
Gross profit	21.7	21.6	22.2	21.2
Operating expenses:
Administrative	4.9	5.1	5.1	5.1
Salary and payroll taxes	5.2	5.6	5.6	6.1
Total operating expenses	10.1	10.7	10.7	11.2
Income from operations	11.6	10.9	11.5	10.0
Other income (expense):
Interest expense	(1.4)	(1.1)	(1.5)	(1.3)
Other income	--	0.1	0.1	0.3
Total other income (expense)	(1.4)	(1.0)	(1.4)	(1.0)
Income from continuing operations before provision for income taxes, minority interest and equity investment	10.2	9.9	10.1	9.0
Provision for income taxes	0.5	0.7	0.4	0.6
Income from continuing operations before minority interest and equity investment	9.7	9.2	9.7	8.4
Minority interest and equity investment	(0.6)	0.1	(0.6)	0.1
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	9.1	9.3	9.1	8.5
Loss from discontinued operations, net of taxes	(3.1)	(0.2)	(4.1)	(1.6)
Cumulative effect of a change in accounting principle, net of taxes	--	--	(15.9)	--
Net income (loss)	6.0%	9.1%	(10.9)%	6.9%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues increased approximately 11.9%, or $8.0 million, to $75.0 million in the third quarter of 2003 from $67.0 million in the third quarter of 2002. Of this increase, $6.8 million was attributable to an increase in services revenues and $1.2 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of eight additional spa ships in service in the third quarter of 2003 compared to the third quarter of 2002. The increase was also attributable to the improved performance of our land-based spas in the third quarter of 2003 compared to the third quarter of 2002, which reflected significantly greater impact from the terrorist attacks of September 11, 2001. We had an average of 1,381 shipboard staff members in service in the third quarter of 2003 compared to an average of 1,224 shipboard staff members in service in the third quarter of 2002. Revenues per shipboard staff per day decreased by 1.0% to $410 in the third quarter of 2003 from $413 in the third quarter of 2002.

Cost of Services. Cost of services increased $5.5 million to $42.2 million in the third quarter of 2003 from $36.7 million in the third quarter of 2002. Cost of services as a percentage of services revenue increased to 80.0% in the third quarter of 2003 from 79.8% in the third quarter of 2002. These increases were attributable to increases in commissions payable to cruise lines allocable to ships covered by agreements that provide for increases in commissions in the third quarter of 2003 compared to the third quarter of 2002.

Cost of Products. Cost of products increased $0.8 million to $16.6 million in the third quarter of 2003 from $15.8 million in the third quarter of 2002. Cost of products as a percentage of products revenue decreased to 74.8% in the third quarter of 2003 from 75.0% in the third quarter of 2002. This decrease was attributable to increased efficiency at our product manufacturing facility, partially offset by increases in commissions payable to cruise lines allocable to products sales on ships covered by agreements which provide for increases in commissions in the third quarter of 2003 compared to the third quarter of 2002.

Operating Expenses. Operating expenses increased $1.2 million to $8.0 million in the third quarter of 2003 from $6.8 million in the third quarter of 2002. Operating expenses as a percentage of revenues increased to 10.7% in the third quarter of 2003 from 10.1% in the third quarter of 2002. These increases were primarily attributable to the cost of additional personnel in the product manufacturing, product distribution, staff training and information technology areas in the third quarter of 2003, compared to the third quarter of 2002 and costs incurred in connection with the implementation of our new inventory procurement system.

Other Income (Expense). Other income (expense) decreased $0.1 million to expense of $0.8 million in the third quarter of 2003 from expense of $0.9 million in the third quarter of 2002. This decrease was primarily attributable to a reduction in interest expense as a result of a reduction in the outstanding principal amount of our term loan.

Provision for Income Taxes. Provision for income taxes increased $0.2 million to $0.6 million in the third quarter of 2003 from $0.4 million in the third quarter of 2002. The provision for income taxes increased to an overall effective rate of 7.6% for the third quarter of 2003 from an overall effective rate of 5.1% for the third quarter of 2002 primarily due to the income earned in jurisdictions that tax our income increasing to a greater extent than our income earned in jurisdictions that do not tax our income.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations decreased $2.0 million to ($0.1) million in the third quarter of 2003 from ($2.1) million in the third quarter of 2002. The loss on disposal for the third quarter of 2003 was $94,000. The loss from discontinued operations in the third quarter of 2002 included the impact of the 17 day spas which were to be disposed of, compared to a $0.1 million loss from operations in the third quarter of 2003, which represents costs incurred to wind down the day spa operations that were previously disposed of.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues increased approximately 10.9%, or $20.2 million, to $206.0 million in the nine months ended September 30, 2003 from $185.8 million in the nine months ended September 30, 2002. Of this increase, $16.5 million was attributable to an increase in services revenues and $3.7 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of eight additional spa ships in service in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was also attributable to the improved performance of our land-based spas in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, which reflected significantly greater impact from the terrorist attacks of September 11, 2001. We had an average of 1,316 shipboard staff members in service in the nine months ended September 30, 2003 compared to an average of 1,176 shipboard staff members in service in the nine months ended September 30, 2002. Revenues per shipboard staff per day decreased by 1.8% to $391 in the nine months ended September 30, 2003 from $398 in the nine months ended September 30, 2002. This decrease is attributable to an increase in the percentage of our shipboard staff represented by fitness instructors, who generate less revenues than other shipboard service providers, and by other non-revenue generating staff. In general, as spa ships make up an increasing percentage of the ships we serve, we expect such decreases to continue since on spa ships we utilize a greater percentage of these types of staff.

Cost of Services. Cost of services increased $15.0 million to $116.2 million in the nine months ended September 30, 2003 from $101.2 million in the nine months ended September 30, 2002. Cost of services as a percentage of services revenue increased to 80.4% in the nine months ended September 30, 2003 from 79.1% in the nine months ended September 30, 2002. These increases were attributable to increases in commissions payable to cruise lines allocable to ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Additionally, the increase as a percentage of services revenues was attributable to a decrease in revenues at our massage therapy schools in 2003 without a corresponding decline in fixed costs at the schools.

Cost of Products. Cost of products increased $2.7 million to $46.1 million in the nine months ended September 30, 2003 from $43.4 million in the nine months ended September 30, 2002. Cost of products as a percentage of products revenue decreased to 74.9% in the nine months ended September 30, 2003 from 75.0 in the nine months ended September 30, 2002. This decrease was attributable to increased efficiency of our manufacturing facility offset by increases in commissions allocable to products sales on ships covered by agreements which provide for increases in commissions payable to cruise lines in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Operating Expenses. Operating expenses increased $3.3 million to $23.1 million in the nine months ended September 30, 2003 from $19.8 million in the nine months ended September 30, 2002. Operating expenses as a percentage of revenues increased to 11.2% in the nine months ended September 30, 2003 from 10.7% in the nine months ended September 30, 2002. These increases were primarily attributable to the cost of additional personnel in the product manufacturing, product distribution, staff training and information technology areas in the nine months ended September 30, 2003, compared to the first nine months of 2002, start-up costs related to the opening of our Elemis Day Spa in Coral Gables, Florida in February 2003 and costs incurred in connection with the implementation of our new inventory procurement system. This was partially offset by a reduction in the provision for doubtful accounts at our massage therapy schools.

Other Income (Expense). Other income (expense) decreased $0.5 million to expense of $2.1 million in the nine months ended September 30, 2003 from expense of $2.7 million in the nine months ended September 30, 2002. This decrease was primarily attributable to the receipt of $450,000 of business interruption insurance proceeds. These proceeds relate to damages incurred by some of our Mandara resort spa properties as a result of a typhoon in Guam in December 2002.

Provision for Income Taxes. Provision for income taxes increased $0.5 million to $1.2 million in the nine months ended September 30, 2003 from $0.7 million in the nine months ended September 30, 2002. The provision for income taxes increased to an overall effective rate of 6.5% for the nine months ended September 30, 2003 from an overall effective rate of 3.8% for the nine months ended September 30, 2002 primarily due to the income earned in jurisdictions that tax our income increasing to a greater extent than our income earned in jurisdictions that do not tax our income.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations decreased $4.2 million to ($3.3) million in the nine months ended September 30, 2003 from ($7.5) million in the nine months ended September 30, 2002. The loss on disposal for the nine months ended September 30, 2003 was $1.6 million. The $7.5 million loss from operations in the nine months ended September 30, 2002 included the impact of the 17 day spas which were to be disposed of, compared to a $1.6 million loss from discontinued operations in the nine months ended September 30, 2003, which included the impact of only 14 of those day spas (ten of which were disposed of during the first quarter of 2003 and four of which were sold effective April 15, 2003).

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

Liquidity and Capital Resources

Cash flow from operating activities of continuing operations was $29.8 million for the first nine months of 2003 and $17.5 million for the first nine months of 2002. We had working capital of $9.2 million at September 30, 2003, compared to working capital of $917,000 at December 31, 2002.

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

In connection with the Mandara Spa acquisition, we paid $30.9 million in cash (including $1.5 million in transaction costs), $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equity holders guaranteed certain income levels for an 18-month period. If the income levels were not achieved, then, amounts owed on the subordinated debt would be reduced on a pro rata basis. We issued to the selling equity holders subordinated notes in the aggregate principal amount of $7,000,000, which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara-Asia Notes accrues, and is payable, quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to Steiner by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes is not payable until after the settlement of the earnout contingency, and if the earnout is not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to us, we have not recorded any purchase price (goodwill) related to the Notes. As of September 30, 2003, in connection with the earnout, approximately $3.1 million in principal (representing a reduction in the original principal amount) and $472,000 of interest is due under the Mandara - US Notes and $1.4 million in principal and $221,000 of interest is due under the Mandara - Asia Notes. In accordance with SFAS 141, these amounts have been recorded as a component of the purchase price of Mandara Spa.

In connection with our acquisition of Mandara Spa we incurred approximately $7.3 million in costs from July 2001 through March 2002 relating to the completion of the build-out of certain luxury spa facilities operating under the "Mandara" name.

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund acquisitions and borrowings under the revolving facility have been used for working capital needs. As of September 30, 2003, approximately $13.5 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At September 30, 2003, the effective rates on the term loan and revolving facility were approximately 4.4% and 3.6%, respectively.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2003, we were in compliance with these covenants.

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

In October 2003, the Company entered into a commitment with its lenders to amend and restate the credit agreement. The terms and conditions of the new agreement would be substantially the same as the current agreement, except that the maturity date of the revolving loan is proposed to be extended one year to July 2, 2005. Management expects to finalize the amended and restated credit agreement, including the extension of the maturity date during the fourth quarter of 2003, and as a result has classified amounts outstanding under the credit facility as long term obligations.

Effective September 28, 2003, we entered into an interest rate swap agreement to reduce our exposure to market risks from changing interest rates. Under the swap agreement, we agree to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. We do not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $6.8 million as of September 30, 2003 and matures on July 2, 2004. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 5.08%. The Company recorded in accumulated other comprehensive income unrealized gains (losses) of $(11,000) and $56,000 for the nine months ended September 30, 2002 and 2003, respectively and $14,000 and $218,000 for the nine months ended September 30, 2002 and 2003, respectively in connection with this swap. There was no gain or loss on the swap. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income. The Company reclassified losses of $(103,000) and $(71,000) related to the interest rate swap into interest expense in the three months ended September 30, 2002 and 2003, respectively, and $(312,000) and $(288,000) in the nine months ended September 30, 2002 and 2003, respectively. Approximately $15,000 in losses are expected to be reclassified into earnings within the next 9 months as interest payments occur.

In July 2001, the Company purchased the assets of the Greenhouse Day Spa business. As a result, we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and acquired the "Greenhouse" mark. Also in July 2001, we purchased the entity that operated six C.Spa day spas in California. We opened an additional "Greenhouse" day spa in February 2002.

In the fourth quarter of 2002, the Company decided to dispose of, or otherwise close, 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. In the fourth quarter of 2002, the Company began negotiations with potential third party acquirers of the assets of those day spas as well as with landlords at the shopping centers and other venues where those day spas were located. During the first quarter of 2003, we disposed of the assets of ten day spas and the assets of the remaining four spas to be disposed of were sold effective April 15, 2003.

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

In addition, in connection with these discontinued operations, Celeste Dunn, President of our Steiner Day Spas, Inc. subsidiary, terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the nine months ended September 30, 2003.

In October 2003, our premier resort spa division, Mandara Spa, entered into agreements to develop and operate luxury spa facilities at the One&Only Palmilla, a resort in Los Cabos, Mexico, and at the Westin Rio Mar Beach Resort in Puerto Rico. We estimate that the build-outs of these spas will cost approximately $3.5 million and approximately $1.25 million, respectively. We estimate that the Palmilla spa will open by February 2004 and that the Westin spa will open by October 2004.

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
  increasing numbers of days during cruises when ships are in port, which results in lower revenues to us;
  reductions in the number of potential clients resulting from major renovations of resorts where we operate spas;
  economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001, the hostilities in Iraq, the bombings in Indonesia in October 2002 and August 2003 and the threat of future terrorist attacks and armed hostilities;
  our dependence on a limited number of companies in the cruise industry and further consolidation of companies in the cruise industry;
  our obligation to make minimum payments to certain cruise lines and lessors of land-based spas, irrespective of the revenues received by us from customers;
  increases in our payments accompanying renewals of expiring cruise line agreements and land-based spa agreements, or the securing of new agreements;

  our dependence on the continued viability of the cruise lines we serve and the resorts where we operate our land-based spas;
  delays in new ship introductions and unscheduled withdrawals from service of ships we serve;
  the effects of outbreaks of illnesses, such as SARS, or the perceived risk of such outbreaks, on our resort spa operations in Asia and in other locations, as well as on our cruise ship operations;
  our dependence for success on our ability to recruit and retain qualified personnel;
  our dependence on a single product manufacturer;
  changes in the taxation of our Bahamas subsidiaries and increased amounts of our income being subject to taxation;
  changing competitive conditions, including increased competition from cruise lines that desire to provide spa services themselves and competition from third party providers of shipboard spa services;
  our limited experience in land-based operations including with respect to the integration of acquired businesses;
  risks relating to our non-U.S. operations;
  possible labor unrest or changes in economics based on collective bargaining activities;
  uncertainties beyond our control that could affect our ability to timely and cost-effectively construct land-based spa facilities;
  our need to seek additional financing and the risk that such refinancing may not be available on satisfactory terms, or at all;
  changes in laws and government regulations applicable to us and the cruise industry;
  product liability or other claims against us by customers of our products or services;
  restrictions imposed on us as a result of our credit facility; and
  currency risk.

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

Effective September 28, 2003, we entered into an interest rate swap agreement to reduce our exposure to market risks from changing interest rates. Under the swap agreement, we agreed to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. We do not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap has a notional amount of $6.8 million as of September 30, 2003 and matures on July 2, 2004. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 5.08%. The Company recorded in accumulated other comprehensive income unrealized gains (losses) of $(11,000) and $56,000 for the nine months ended September 30, 2002 and 2003, respectively and $14,000 and $218,000 for the nine months ended September 30, 2002 and 2003, respectively, in connection with this swap. There was no gain or loss on the swap. Prepayment of the loan, changes in counterparty credit worthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income. The Company reclassified losses of $(103,000) and $(71,000) related to the interest rate swap into interest expense in the three months ended September 30, 2002 and 2003, respectively, and $(312,000) and $(288,000) in the nine months ended September 30, 2002 and 2003, respectively. Approximately $15,000 in losses are expected to be reclassified into earnings within the next 9 months as interest payments occur.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in accumulating and communicating to our management, including those two persons, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. -  OTHER  INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President - Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the fiscal quarter ended September 30, 2003:

Report dated July 31, 2003 furnished on Item 9 disclosing our reported earnings for the fiscal quarter ended June 30, 2003. This Report on Form 8-K is not deemed to be incorporated by reference into any of our filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Stephen B. Lazarus
Stephen B. Lazarus Chief Financial Officer (principal accounting officer)

    The following is a list of all exhibits filed as a part of this report:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President - Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.