Form 10-K
period 2003-12-31
STEINER LEISURE LTD
filed 2004-03-15
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $203,057,630 as of June 30, 2003, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 26, 2004, the registrant had 16,463,745 common shares issued and outstanding, which excludes 1,866,406 treasury shares.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed on or before April 29, 2004, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

i

PART I

ITEM 1.    OUR BUSINESS

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited) is a worldwide provider of spa services. In our facilities, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities and at third party retail outlets. Our cruise line and land-based resort customers include Carnival Cruise Lines, Caesars Entertainment, Celebrity Cruises, Crystal Cruises, Cunard/Seabourn Cruise Lines, Disney Cruise Line, Hilton Hotels, Holland America Line, Kerzner International, Marriott Hotels, Norwegian Cruise Lines, Princess Cruises and Royal Caribbean Cruises. As of February 26, 2004, we served 109 cruise ships representing 17 cruise lines, and operated 63 resort spas and two day spas. Our maritime services are provided under agreements with cruise lines with terms which range in duration from one to six years. Our land-based services are provided under leases with resort operators and other lessors and have terms ranging from three to 20 years.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 26, 2004, 74 of the 109 ships that we served had large spa facilities. Ships with large spas provided us with average weekly revenues of $47,589 in 2002 and $47,585 in 2003, as compared to average weekly revenues of $11,375 in 2002 and $13,088 in 2003 for the other ships we served. Our services include massage, water-based treatments, aromatherapy treatments, seaweed wraps, saunas, steam rooms, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and a variety of other specialized beauty and body treatments. Our range of services is designed to capitalize on the growing consumer trend toward health awareness, personal care and fitness.

We also provide, primarily through Mandara® Spa, our premier luxury resort spa brand, spa services similar to those we provide on cruise ships at resort hotels located in the United States, the Caribbean, Asia, the Pacific, Mexico and other locations and at our Elemis® luxury day spas in Coral Gables, Florida and London, England.

We develop and sell a variety of high quality beauty products under our Elemis, La Therapie™ and Mandara trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products of third parties, including a variety of hair care products under the Steiner® name. We manufacture and private label a total of more than 250 different products, including over 140 products that we sell at retail and more than 100 additional products that our staff utilizes in providing our services. These products include beauty preparations such as aromatherapy oils, cleansers and creams, other skin care preparations, hair care products such as shampoos, moisturizers and lotions, and nail care products. We sell our products on board the ships that we serve, at our land-based spas, through third party land-based retail and wholesale outlets, mail order and our web sites, http://www.timetospa.com and http://www.elemis.com.

During 2003, services accounted for approximately 70% of our revenues and products accounted for approximately 30% of our revenues.

Steiner Leisure also owns and operates three post-secondary schools (comprised of a total of seven campuses) located in Florida, Virginia, Maryland and Pennsylvania. Offering degrees in massage therapy and skin care, these schools train and qualify spa professionals for health and beauty positions within the Steiner family of companies or other industry entities.

Since the majority of our revenues is derived from shipboard services and product sales, it would be impracticable to disclose our financial information by geographic area.

Steiner Leisure was organized as an international business company under the laws of The Bahamas in October 1995 as the successor to Steiner Group Limited, known as STGR Limited prior to its liquidation, a family-owned business founded in 1934 in the United Kingdom that operated hair and beauty salons in the United Kingdom as well as spas on cruise ships ("Steiner Group"). Steiner Leisure commenced operations in November 1995 with the contribution to its capital of substantially all of the cruise-related assets of the maritime division of Steiner Group and the outstanding common stock of Coiffeur Transocean (Overseas), Inc., a subsidiary of Steiner Group acquired in June 1994.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 35 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 2.2 million in 1985 to approximately 8.3 million in 2003, representing a compound annual growth rate of approximately 8.1%. As of February 26, 2004, approximately 96 of the 109 ships we served offered North American Cruises.

According to a study reported by CLIA in 2003, passengers ranked as one of their top reasons for preferring cruising to other vacation alternatives that cruises "allow you to be pampered." Similarly, that study indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. "Being pampered" achieved the greatest positive distinction. We believe our services offer a therapeutic and indulgent experience to passengers, and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise ship experience.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks and have enriched decor and reflect a greater capital investment by the cruise lines. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 26, 2004, 74 of the ships that we served offered large spa facilities. All six of the new ships scheduled to be introduced in 2004 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 26, 2004, Steiner Leisure provided its services and products to 17 cruise lines representing a total of 109 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Steiner, Mandara, Elemis and Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 26, 2004 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served

Carnival (l)	20	MTC	1
Celebrity (2)	9	Norwegian (4)	9
Costa (l)	10	Orient (4)	1
Crystal	3	P&O European Ferries (1)	1
Cunard/Seabourn (l)	5	Princess (1)	12
Diamond (3)	1	Royal Caribbean (2)	18
Disney	2	Silver Seas	3
Holland America (1)	12	Unicom	1
		Windstar (1)	1

		Total	109

_____________________

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar.
  Celebrity is owned by Royal Caribbean.
  Our agreement with this cruise line terminated March 11, 2004
  Norwegian and Orient are owned by Star Cruises.

The cruise lines served by us are scheduled to introduce nine new ships into service through the end of 2004. We expect to perform services on six of these ships, all of which are currently covered by our cruise line agreements. The cruise lines for which these six ships are scheduled to enter service are as follows: Carnival (two ships); Costa (one ship); Holland America (one ship); Princess (one ship) and Royal Caribbean (one ship). We currently are in negotiations with respect to another one of these nine ships, though we cannot assure you that we will serve that ship.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2003, 2002 and 2001, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 32.3%, 32.8% and 37.9%, and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 23.7%, 24.0% and 26.2%. The Carnival percentages are calculated as if Princess and P&O European Ferries had been acquired by Carnival effective January 1, 2001; in fact that acquisition was effective in January 2003. These companies, combined, accounted for 88 of the 109 ships served by us as of February 26, 2004. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it would materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals of our employees. Most of the agreements cover all of the then-operating ships of a cruise line. New arrangements must often be negotiated between us and a cruise line as ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately one and one-half years as of February 26, 2004. As of that date, cruise line agreements that expire within one year covered 64 of the 109 ships served by us. These 64 ships accounted for approximately 43.3% of our revenue in 2003. We typically are able to begin negotiations to renew agreements that are set to expire approximately six months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 26, 2004, agreements for four ships provide for termination for any reason by the cruise line on 90 days' notice and with respect to one ship our agreement terminated on March 11, 2004.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2003, these payments are required by cruise line agreements covering a total of 31 ships served by us and two additional ships not yet in service. As of December 31, 2003, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $29.5 million in 2004 and $27.2 million in 2005. These amounts could increase under new, or renewed agreements.

Overview of Our Land-Based Spa Business

Our land-based activities have developed as follows:

  In February 1999, we began to operate the luxury spa at the Atlantis Resort and Casino on Paradise Island in the Bahamas (after ceasing to operate that spa in January 2001, commencing in July 2001, we once again commenced operating the spa, as a Mandara Spa in July 2001).

  In January 2001, we began operating our Elemis luxury day spa in Mayfair, London. Among other things, this day spa has assisted us in our distribution of Elemis products in the United Kingdom.

  In July 2001, we acquired a 60% interest in, and commenced operating Mandara luxury spas at resorts, principally in Asia, the Pacific, the United States and the Caribbean. We acquired the remaining interests in Mandara Spa in March and December 2002.

  In December 2001, Mandara Spa began operating a luxury spa at the Ocean Club on Paradise Island in the Bahamas.

  In December 2001, we began operating a luxury spa at the Aladdin Resort and Casino in Las Vegas, Nevada.

  In April 2002, we began operating a luxury spa at the Mohegan Sun Resort in Uncasville, Connecticut.

  In February 2003, Mandara Spa began operating our Elemis luxury day spa in Coral Gables, Florida. It is our goal that this day spa assist in our efforts to further distribute Elemis products within the U.S.

  In 2003, we began operating a luxury spa in Japan and also began operating, through a joint venture, two luxury spas in China.

  In 2003, we re-branded our Greenhouse Spa at the Portofino Bay Hotel, Orlando, Florida, as a Mandara Spa. This spa serves as the exclusive provider of spa services for the hotels comprising the Loews Hotels at Universal Orlando, which also include the Hard Rock and Royal Pacific Hotels.

  In October 2003, Mandara Spa entered into an agreement to build and operate a luxury spa at the Westin Rio Mar Beach Resort in Rio Grande, Puerto Rico. That luxury spa is scheduled to open in the fall of 2004.

  In February 2004, Mandara Spa began operating a luxury spa at the One&Only Palmilla, a resort in Los Cabos, Baja, Mexico.

As a result of these activities, a substantial portion of our business now consists of the operation of 63 luxury spas at resorts in a number of countries, the operation of a luxury day spa in the United States and the operation of a luxury day spa in the United Kingdom.

Our Resort Spas

We provide luxury spa services at 63 resorts in the following locations:

Country	Number of Resort Spas

United States	6
Thailand(1)	12
Indonesia	11
Malaysia	7
Maldives	7
Guam	5
French Polynesia	3
Saipan	3
Bahamas	2
China(1)	2
Aruba	1
Bahrain	1
Fiji	1
Japan	1
Mexico	1
Total	63

(1) Operated through a joint venture in which we own a 49% interest.

The resort spas we operate range in size from 2,000 square feet to 32,000 square feet.

Land-Based Spa Leases

We operate our land-based spas pursuant to lease arrangements with the owners of the properties involved. Our resort spas generally require rent based on the percentage of our revenues. In addition, as part of the percentage rental arrangements for some of our resort spas, we are required to pay a minimum annual rental amount whether or not such amount would be required to be paid under the percentage rent arrangement. In addition, in connection with our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Resort, the Mohegan Sun Resort, the One&Only Palmilla, the Westin Rio Mar and at certain other resorts, in order to obtain the leases for these premises, we agreed to build out the spa facilities there at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $13.7 million. We believe that in order to procure leases for the large spas at resorts in the future, we may be required to build out, in whole or in part, the spa facilities at those resorts at our expense. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of the expenditures we have spent to date on the build-out of resort spa facilities. The terms of the leases for our resort spas range from three to 20 years.

Certain of our resort spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2003, Steiner Leisure had guaranteed total minimum payments to resorts of approximately: $2.4 million in 2004, $2.4 million in 2005, $2.3 million in 2006, $2.0 million in 2007, $2.0 million in 2008, and $9.5 million in total thereafter.

Discontinued Operations

In July 2001, we purchased the assets of the Greenhouse Day Spa business. As a result, we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and acquired the "Greenhouse" mark. Also in July 2001, we purchased C.Spa, which operated six day spas in California. We opened an additional "Greenhouse" day spa in February 2002. In the fourth quarter of 2002, we decided to dispose of, or otherwise close 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. In that quarter, we began negotiations with potential third party acquirers of the assets of those day spas as well as with the landlords at the shopping centers and other venues where those day spas are located. As of April 15, 2003, all of those day spas had been closed pursuant to agreements with landlords and/or agreements with third party acquirers of the spas' assets, including their leases.

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

Our loss on disposal in connection with these discontinued operations was approximately $14.4 million in 2002 and $1.7 million in 2003. Our loss on operations in connection with these discontinued operations was approximately $10.0 million for 2002 and $1.9 million for 2003. In addition, in connection with these discontinued operations, Celeste Dunn, the former President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary, terminated her employment with us. In connection with that termination, Ms. Dunn received a severance payment of $748,000 and options to purchase 100,000 of our common shares.

We now report our day spa operations as discontinued operations. See Note 5 in the Notes to "Consolidated Financial Statements" in Item 15 of this report beginning on page F-1.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. We provide services to our guests on a personal basis. We employ staff who are professional, attentive and able to continue our tradition of catering to the needs of individual guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, Southeast Asia and continental Europe. Our land-based staff are recruited primarily from the regions where the facilities at which they would work are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care. Our training emphasizes the importance of an individualized and therapeutic experience for our guests. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

Utilize Experienced and Empowered Management. Our operations are supervised at the facility level by experienced managers who implement our philosophy of customer care. Our facility managers are selected based on performance as staff members or appropriate industry experience and receive specialized management training. Managers are granted substantial authority to make day-to-day decisions regarding operations, including those actions necessary to maximize revenues of the facility they manage. Our managers are responsible for efficient scheduling of personnel, inventory management, supervision of sales and marketing, maintenance of required discipline and communication with our senior management.

Develop and Deliver High Quality Services and Products. Steiner Leisure strives to create an engaging and therapeutic environment where guests can receive beauty and body treatments and hair styling of the highest quality. We conduct our own research and respond to the needs and requests of our guests and have developed many of the techniques and products used by our staff. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends. Through our attentive and highly trained staff and our premium quality beauty and hair products, we provide our guests with what we believe is a richly rewarding experience that is a memorable highlight of a vacation or a relaxing interlude from the normal routine.

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests. Our personnel individually inform our guests as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups and other events at the resorts we serve.

Maintain Close Relationships with the Cruise Lines and Resort Operators. We have developed strong relationships with the cruise lines as a result of the quality of our services and our staff, which has helped to generate significant revenues for the cruise lines and a high level of customer satisfaction with our services. We have also developed strong relationships with the operators of the resorts where we operate our luxury spas. These relationships are important to our future growth and, in the cruise industry, we believe that they have positioned us to obtain renewals of almost all of our cruise line agreements that have expired since 1990.

Develop Recognizable Brands. We believe we have developed positive name recognition with "Steiner" for shipboard spas, "Mandara" and "Elemis" for land-based and shipboard spas, and "Elemis" and "La Therapie" for high quality beauty products. We also believe that the land-based spas we operate also have positive brand name recognition. We also have helped to develop and promote customized brands for the cruise lines we serve and we seek to continue to do so for the cruise lines as well as for operators of resorts at which we provide our services. We believe that by creating these brands for cruise lines and resorts, we can not only better promote our services and products, but also strengthen our relationships with those entities.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 26, 2004, we commenced serving 67 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our resort spas could help our growth since it could encourage the operators of those resorts to have us provide services at new resorts that they may open or acquire in the future. For example, in February 2004, Mandara Spa commenced operating a luxury spa at the One&Only Palmilla Resort in Los Cabos, Mexico. That resort is operated by an affiliate of the entity that operates the Atlantis and Ocean Club resorts in the Bahamas where we have operated luxury spas for several years.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched décor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We have often assisted cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. Through the remainder of 2004, we are scheduled to begin serving an additional six ships with large spa facilities.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 12.6% from 1999 through 2003. Steiner Leisure's products are sold primarily to our spa guests and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our web sites, including http://www.timetospa.com and http://www.elemis.com. We have increased our retail product sales through third-party, land-based channels, marketing campaigns aimed at mail order customers and enhanced training of our employees with respect to new products. We believe that there is a significant opportunity to increase our product retail sales from the growth in our customer base resulting from our land-based spa operations as well as through other distribution channels in the United States, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Land-Based Opportunities. A number of the resorts we currently serve are well known and highly regarded. We believe that our successful affiliation with those resorts, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other resort operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time.

Consider Strategic Transactions. We will consider strategic acquisitions of land-based or maritime-based businesses which are compatible with our operations and will also consider strategic alliances or other strategic transactions that management believes would be beneficial to us.

Our Services

Our goal is to provide our guests with a therapeutic and indulgent experience in an atmosphere of individualized attention. Steiner Leisure provides a broad range of high quality personal services. The treatment techniques we use include those developed by us in response to the needs and requests of our guests. Our pricing is based on the nature of the services and the location of the facility where it is performed. Our services include the following:

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women and men. Types of body treatments include seaweed and other therapeutic wraps, and aromatherapy and hydrotherapy treatments. On ships, the number of private treatment rooms available for these services ranges from one to 14, depending on the size of the ship. The number of our staff providing these services on a ship ranges from two to 23. On several ships, Steiner Leisure provides certain specialty treatments including a body capsule that provides a multi-sensory, massage-like treatment in an individual, self-contained environment. At our land-based spas the number of treatment rooms varies from two to 36 and the number of our staff providing services varies from three to approximately 140.

Beauty and Hair. At all of our facilities we offer a broad variety of beauty treatments including the Japanese Silk Booster beauty treatment and the anti-oxidant/glycolic beauty treatment. At all of our shipboard, and certain of our land-based, facilities we operate a hair styling salon which provides services to women, men and children and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to 12 hair styling stations as well as stations for manicures and pedicures. We staff each facility with one to seven employees performing hair, nail and beauty services.

Shipboard Spas. Since the late 1980s, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 26, 2004, large spas were found on 74 of the ships that we served. We expect to serve an additional six new ships with large spa facilities that are anticipated to begin service through the end of 2004. These spas provide enlarged fitness and treatment areas and on most ships include water-based treatments. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 2003, our average weekly revenues on ships with large spas was approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 26, 2004, we operated fitness facilities on 91 of the ships we serve and at 12 of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, Steiner Leisure provides from one to three fitness instructors, depending on ship size. At certain of our resort spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but generally require fees at our resort spas.

Retail Boutiques. In addition to the retail product sales at our land-based spas, in connection with some of our spa facilities we operate boutiques selling spa- and resort-related products and accessories.

Facilities Design

In general, the shipboard facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted, or are assisting, in the design of facilities for more than 56 ships we have served. We also have designed some of the luxury spas at the resorts and day spas we operate. We believe that our participation in the design of these facilities has resulted in the construction of facilities permitting improved quality of service and increased revenues to us at these facilities. We believe that our involvement in the design of these facilities also has enabled us to obtain additional agreements with the cruise lines and resort hotels. However, we cannot assure you that we will be able to obtain agreements for all of the facilities for which we provide design assistance.

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our land-based spas have similar operating hours.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, Australia, South Africa, Southeast Asia and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Applicants for employment with Steiner Leisure must possess a willingness to provide outstanding personal service. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question.

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

Products

Steiner Leisure sells high quality personal care products for men and women. We also offer our products through our land-based spas, the retail outlets of our massage therapy schools, and salons, retail stores and other third party land-based retail and wholesale outlets. We also sell products through mail order and our web sites at http://www.timetospa.com and http://www.elemis.com. The beauty products offered include aromatherapy oils as well as cleansers, toners and other skin care products and cleansing accessories. Hair care products offered include shampoos, moisturizers and lotions. Most of the products sold by us are from our Elemis and La Therapie product lines. As of February 26, 2004, Steiner Leisure sold 88 different Elemis skin and hair care products made primarily from premium quality natural ingredients and 38 different premium quality La Therapie skin care products. In addition, our employees utilize a total of more than 100 Elemis and La Therapie products in providing services to our guests. Almost all of the raw materials for Elemis and La Therapie products are sourced from a premier French manufacturer. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Production, packaging and distribution of our Elemis and La Therapie products are conducted at our facilities in Bridgewater, England.

We train our prospective shipboard and land-based employees, as well as the students attending our massage therapy schools, in the use of our Elemis and La Therapie products.

We also sell products under the Mandara name in connection with our Mandara resort spas and sell the products of third parties, including private label products manufactured by other companies and sold by us under the "Steiner" brand name.

Marketing and Promotion

We promote our services and products to cruise passengers and resort guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, tours of our facilities and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures and order forms describing our services and products to cruise passenger cabins and guest resort rooms at the resorts where we operate.

We market our land-based spas through various channels at the resorts we serve. These channels include video messages, displays and advertisements in guestrooms and guest service directories, referrals from resort guest contact personnel, distribution of marketing materials through guest contact channels, advance sales to group meeting planners and attendees, signage, lobby displays, resort newsletters and resort web sites. In addition, employees cross-market other services and products offered by us to their guests. As part of our marketing efforts we provide incentives to our employees to maximize sales of our services and products and instruct employees in cross-marketing among our network of spas and other distribution channels. We also market our land-based spas through public relations activities aimed at television and other media coverage and through local radio advertising. We also communicate promotions and promotional events through our web site. We also offer gift certificates and other pre-use purchases. We benefit from advertising by the cruise lines and resorts we serve, and, increasingly, cruise lines and resorts are featuring their spa facilities and our services as part of their advertising campaigns.

We believe that our Elemis luxury day spa in London, England, has helped our Elemis product distribution in the United Kingdom as a result of the name recognition gained from that spa and the opportunity it has provided us to demonstrate the application of our products, and we believe that our new Elemis luxury day spa in Coral Gables, Florida can similarly assist our Elemis product distribution efforts in the United States.

Massage Therapy Schools

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree courses in massage therapy, skin care and related areas. In April 2000, we acquired two post-secondary massage therapy schools (a total of four campuses, including one which was closed in January 2004) located in Maryland, Pennsylvania and Virginia. As of February 26, 2004, there were 1,332 students attending our schools. We are eligible to participate in student financial assistance programs administered by the U.S. Departments of Education and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs. We sell our Elemis product line at our schools.

We believe the schools have the potential to provide us with the services of skilled and trained staff for our land-based facilities and may assist us in creating new channels for distribution of our Elemis product range.

Competition

Steiner Leisure is a worldwide provider of spa services. However, both our shipboard and land-based services and products face competition.

On cruise ships we compete with passenger activity alternatives and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One cruise line has indicated that it intends to provide the shipboard services and products we currently provide with its own personnel on two of its ships and another cruise line we serve has engaged the services of another third party provider on one of its new ships. One or more additional cruise lines could elect to provide these services and products themselves or through other third party providers in the future. There currently are several other entities offering services to the cruise industry similar to those provided by us.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities, often without additional charge to guests, similar to those offered on cruise ships. A number of these resorts also offer casino gambling. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives that compete for consumer dollars. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests. In addition, Steiner Leisure is relatively new to the land-based spa industry and our spas compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the land-based spas operated by us. In addition, a number of these spa operators may have greater resources than we do.

The post-secondary education market is highly competitive. Our schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. The recent slow-down in the technology sector is causing a number of our competitors who have traditionally offered instruction in that sector to modify their course offerings. A number of those schools are now offering or contemplating offering programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do.

Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition.

Seasonality

Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality, generally resulting in the third quarter being the strongest quarter for us. In addition, our resort spas' third and fourth quarter results typically are their strongest as a result of the seasonality of a number of the resorts they serve.

Trademarks

Steiner Leisure holds or controls numerous trademarks, both in the United States and in several foreign countries. The most recognized trademarks are for Steiner, Mandara, Elemis and The Greenhouse. We believe that the use of these trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means. We license the "Greenhouse" mark for use by a luxury day spa in New York City and a luxury destination spa in Arlington, Texas. Registrations for the "Steiner," "Mandara," and "Elemis" trademarks have been obtained in a number of countries throughout the world. Steiner Leisure continues to apply for other trademark registrations in countries in North America, Asia and Europe. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending.

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

Employees

As of February 26, 2004, Steiner Leisure had a total of 3,278 employees. Of that number, 2,607 worked in spa operations, 33 were involved in the recruiting and training of spa personnel, 161 were involved in teaching at our massage therapy schools, 89 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 388 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms generally of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive a salary plus a commission based on the volume of revenue generated by their staff. Employees at our land-based spas generally are employed without contracts, on an at-will basis. Our land-based therapists generally receive a base salary that is either augmented by commissions or bonuses or replaced by commissions when the base salary is exceeded, as the case may be. Land-based spa managers receive a salary, plus bonuses, if applicable, based on various criteria. We anticipate that all of the non-management employees of our luxury spa at the Atlantis and Ocean Club resorts in the Bahamas, and certain of our non-management employees at our luxury spa at the One&Only Palmilla resort in Los Cabos, Mexico, will be covered by a collective bargaining agreement in the near future. None of our other employees currently are covered by a collective bargaining agreement. Although there currently is a labor dispute involving the therapists at one of our spas, we believe that our relations with our employees in general are satisfactory.

Executive Officers

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position

Clive E. Warshaw	61	Chairman of the Board
Leonard I. Fluxman	45	President and Chief Executive Officer and a Director
Glenn J. Fusfield	41	Chief Operating Officer
Stephen B. Lazarus	40	Senior Vice President and Chief Financial Officer
Robert C. Boehm	49	Senior Vice President and General Counsel
Amanda Jane Francis	38	Senior Vice President - Operations of Steiner Transocean
Sean C. Harrington	37	Managing Director of Elemis Limited
Jeffrey Matthews	47	President and Chief Operating Officer of Mandara Spa Asia Limited
Thomas Posey	48	President and Chief Operating Officer of Mandara Spa LLC
Robert Schaverien	39	Managing Director of Steiner Training Limited
Melissa Wade	38	Executive Vice President of Steiner Education Group, Inc.

Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2001, Mr. Warshaw also served as our Chief Executive Officer. Mr. Warshaw joined Steiner Group, a predecessor of ours that operated hair and beauty salons in the United Kingdom, as well as spas on cruise ships, in 1982. Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of one of our subsidiaries.

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

Stephen B. Lazarus has served as Senior Vice President and Chief Financial Officer of Steiner Leisure Limited since July 2003. From October 1999 until joining us he was Division Vice President and Chief Financial Officer for Rayovac Corporation's Latin America Division. From September 1998 through September 1999, Mr. Lazarus was Director, Financial Planning and Analysis for Guinness, a division of Diageo. Prior to that Mr. Lazarus was with Duracell, Inc. (later a subsidiary of The Gillette Company) from February 1990 to April 1998, where he held finance and business positions of increasing responsibility. From February 1988 to January 1990, Mr. Lazarus was employed by Ernst & Young as a senior auditor.

Robert C. Boehm has served as our Senior Vice President and General Counsel since September 2002. From May 1999 until joining us, he was a shareholder with the Miami office of the Akerman Senterfitt law firm. From May 1995 until May 1999, Mr. Boehm was a partner in the Miami and Washington, DC offices of Kelly, Drye and Warren LLP, a New York-based law firm. Prior to joining Kelly, Drye, among other things, Mr. Boehm was a partner and associate in law firms in Washington, D.C. and Miami and served as an enforcement attorney with the Securities and Exchange Commission.

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

Sean C. Harrington has served as Managing Director of our Elemis Limited subsidiary since January 1996, in which capacity he oversees our product production and product distribution operations. From July 1993 through December 1995, he served as Sales Director, and from May 1991 until July 1993, as United Kingdom Sales Manager of Elemis Limited.

Jeffrey Matthews has served as President and Chief Operating Officer of our Mandara Spa Asia Limited ("Mandara Asia") subsidiary since July 2002. From February 2000 through June 2002, he served as Managing Director of Mandara Asia. From June 1998 until February 2000, Mr. Matthews was the Regional General Manager for Mandara Asia. From October 1997 until June 1998, he was the General Manager of Mandara Spa Indonesia. From February 1987 through September 1997, Mr. Matthews held various positions with hotels in Indonesia and Australia.

Thomas R. Posey has served as President and Chief Operating Officer of our Mandara Spa LLC subsidiary since July 2002, in which capacity Mr. Posey oversees our Mandara and other resort spas in the United States, the Caribbean, the South Pacific and Mexico. Mr. Posey was Executive Vice President and Chief Operating Officer of Mandara Spa LLC from its inception in September 1996 until July 2002. From June 1988 until March 2000, Mr. Posey also was Chief Operating Officer of Red Sail Sports, a worldwide provider of water sports and retail concessions. From August 1978 until June 1988, Mr. Posey was an executive with Hyatt Hotels and Resorts.

Robert Schaverien has served as Managing Director of Steiner Training Limited since October 1999. In that capacity, he is responsible for recruitment and staff training for our shipboard employees. From May 1996 until October 1999 he served as a Sales Director for our Elemis Limited subsidiary. From February 1992 until April 1996, Mr. Schaverien served as Managing Director of SGL. Prior to joining SGL, Mr. Schaverien worked with British Petroleum in a sales and marketing capacity from 1989 until 1991. Mr. Schaverien is the son-in-law of Clive Warshaw and Michèle Warshaw.

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

We post our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on our web site as soon as is reasonably practicable after we file them with, or furnish them electronically to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

All of our land-based spas are leased. In the case of our resort spas, our leases are with the operators of the resorts. In the case of our day spas, our leases are with the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC, a Florida subsidiary of Steiner Leisure and our administrative services affiliate, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our Florida schools are located in Pompano Beach, Miami, Altamonte Springs and Sarasota. Our other U.S. Schools are located in Maryland (Baltimore), Pennsylvania (York) and Virginia (Charlottesville). Our shipboard staff training facilities and the administrative offices of our Elemis Limited subsidiary are located in Harrow Weald, near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. We administer our United States day spa operations from our Coral Gables offices and our London day spa from the offices of Elemis Limited. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables and administer Mandara's Asian and Central Pacific operations from offices in Bali, Indonesia. All of the above office properties are leased, and Steiner Leisure believes that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

On October 16, 2001, a personal injury action was filed in the New York Supreme Court by Kim McMillon, alleging that a dermatologist retained by the former owner and operator of the Greenhouse Day Spa in New York negligently performed a laser hair removal treatment that caused burns to the plaintiff. Plaintiff is alleging damages in excess of $50 million. While an amended complaint was filed removing our subsidiary that operated that spa as a defendant, the spa itself continues to be named as a defendant. The conduct in question took place prior to the time that we became the owner of the spa in question and the former owners of the spa are also named as defendants. While we are unable to provide an evaluation of the likelihood of an unfavorable outcome or provide an estimate of the amount or range of potential loss, we intend to vigorously defend against this claim based, in part, on the fact that we did not own the spa in question at the time of the alleged injury.

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

2002	High	Low
First Quarter	$24.43	$17.35
Second Quarter	21.68	13.72
Third Quarter	14.59	9.50
Fourth Quarter	16.00	11.94

2003	High	Low
First Quarter	$14.50	$9.43
Second Quarter	16.21	9.82
Third Quarter	19.68	14.20
Fourth Quarter	21.50	13.06

As of February 26, 2004, there were 26 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of February 6, 2004, there were approximately 1,360 beneficial owners of the common shares.

Steiner Leisure has not paid dividends on its common shares and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs as well as other factors that the board of directors may deem relevant. In addition, our payment of dividends is restricted under our credit agreement.

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

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2003. The balance sheet data as of December 31, 2002 and 2003 and the statement of operations data for the years ended December 31, 2001, 2002 and 2003 were derived from our financial statements which have been audited by Ernst & Young LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 1999 and 2000 and the statements of operations data for the years ended December 31, 1999 and 2000 were derived from our financial statements which have been audited by Arthur Andersen LLP, which is no longer our auditor and has ceased providing auditing services. These financial statements are not included herein. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	1999	2000	2001(1)(2)	2002(2)	2003(2)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$76,958	$102,334	$124,966	$172,084	$195,731
Products	52,825	59,482	63,922	77,741	84,843
Total revenues	129,783	161,816	188,888	249,825	280,574
Cost of Revenues:
Cost of services	59,037	77,349	96,466	137,189	157,476
Cost of products	36,824	44,071	48,001	58,239	63,598
Total cost of revenues	95,861	121,420	144,467	195,428	221,074
Gross profit	33,922	40,396	44,421	54,397	59,500
Operating expenses:
Administrative	5,946	8,365	9,447	13,399	14,508
Salary and payroll taxes	6,025	7,990	11,293	13,355	16,789
Amortization of goodwill	192	651	741	--	--
Total operating expenses	12,163	17,006	21,481	26,754	31,297
Income from operations	21,759	23,390	22,940	27,643	28,203
Other income (expense):
Interest expense	(7)	(2)	(1,696)	(3,714)	(3,392)
Other income	1,464	1,667	1,238	130	510
Total other income (expense)	1,457	1,665	(458)	(3,584)	(2,882)
Income from continuing operations before provision for income taxes, minority interest and equity investment	23,216	25,055	22,482	24,059	25,321
Provision for income taxes	1,341	1,289	738	1,670	1,615
Income from continuing operations before minority interest and equity investment	21,875	23,766	21,744	22,389	23,706
Minority interest	18	(20)	118	(1,122)	3
Income in equity investment	--	--	104	371	273
Income from continuing operations before discontinued operations and cumulative of a change in accounting principle	21,893	23,746	21,966	21,638	23,982
Loss from discontinued operations, net of taxes	-	-	(5,076)	(24,384)	(3,560)
Cumulative effect of a change in accounting principle, net of taxes	--	--	--	(29,644)	--
Net income (loss)	$21,893	$23,746	$16,890	$(32,390)	$20,422

Earnings per common share (1)
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.35	$1.55	$1.44	$1.36	$1.46
Loss from discontinued operations	--	--	(0.33)	(1.53)	(0.22)
Cumulative effect of a change in accounting principle	--	--	--	(1.86)	--
	$1.35	$1.55	$1.11	$(2.03)	$1.24

Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.31	$1.50	$1.38	$1.33	$1.44
Loss from discontinued operations	--	--	(0.32)	(1.51)	(0.21)
Cumulative effect of a change in accounting principle	--	--	--	(1.82)	--
	$1.31	$1.50	$1.06	$(2.00)	$1.23

Basic weighted average shares outstanding	16,215	15,337	15,229	15,935	16,415
Diluted weighted average shares outstanding	16,720	15,802	15,863	16,212	16,668

BALANCE SHEET DATA:
Working capital (deficit)	$35,105	$36,973	$(3,846)	$917	$14,018
Total assets	68,674	88,227	188,497	159,611	165,605
Long-term debt, net of current portion	-	-	31,883	27,713	19,158
Shareholders' equity	53,997	64,562	100,254	76,446	99,285

_____________________

  These amounts have been adjusted to reflect the day spas segment as discontinued operations.

  In July 2001, we acquired a 60% equity interest in the Mandara Spa chain. In March 2002, we acquired an additional 20% equity interest in Mandara, and we purchased the remaining interest effective December 31, 2002. This transaction was accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to their acquisition.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Steiner Leisure Limited is a leading worldwide provider of spa services. We sell our services and products to cruise passengers and at luxury resort and day spas primarily in the United States, the Caribbean, the Pacific, Asia and Mexico. Payments to cruise lines, resort spa owners and day spa landlords are based on a percentage of our revenues and, in certain cases, a minimum annual rental or a combination of both. In 2003, we completed the disposition of our discontinued day spa operations, leaving us with our two Elemis flagship luxury day spas - one in London, England and one in Coral Gables, Florida.

A significant factor in our financial results are the amounts we are required to pay under our agreements with the cruise lines. Certain cruise line agreements provide for increases in percentages of revenues payable over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

An increasing amount of revenues have come from our third party retail product sales. We distribute these products through mail order, our web sites, third party retail outlets and other channels.

We also offer post secondary degree and non-degree programs in massage therapy, skin care and related areas at our schools in Florida (comprised of four campuses) and our two schools (comprised of a total of three campuses) in Maryland, Pennsylvania and Virginia.

Since our revenues are generated primarily from our cruise ship and resort spa operations, our success depends to a significant extent on the success of the cruise line and resort industries. Over the past three years, the cruise line and resort industries have experienced certain declines as a result of various factors impacting the demand for vacations including, among other things, fears of terrorist attacks, such as those of September 11, 2001, and potential and actual armed hostilities in Iraq and elsewhere, recessionary economic conditions worldwide, outbreaks of illnesses on ships and in countries where we operate resort spas as well as the adverse publicity surrounding these and other events. In addition, increased competition for cruise ship passengers resulting from increased passengers capacities among the large cruise lines, accentuated by the foregoing factors, have caused cruise lines to discount fares in order to increase passenger counts. Passengers who are cruising solely due to these discounts may reflect their cost consciousness by not spending on discretionary items, such as our products and services.

The foregoing factors adversely affected our earnings in 2001, 2002 and 2003. Although it is not possible to identify the precise financial impact on us of each of these factors, these occurrences adversely impacted the travel and leisure industry in general, and the cruise and resort industries and us in particular. In the second half of 2003, however, our results improved following the end of formal hostilities in Iraq and the absence of significant illness outbreaks aboard ships or in countries where our resort spas are located. It is not possible to state with certainty what caused the improved results, and the cruise industry continued to offer discount ticket prices during that six month period.

We believe that a more stable international political climate as well as the absence of publicized mass illnesses affecting ships or resorts venues would lead to better results for the cruise line and resort industries in 2004. We also believe that improved results for those industries could result in improved results for us.

A significant portion of our operations are conducted on ships through entities that are not subject to income taxation. Historically, a significant amount of our income has not been subject to tax in the United States or other jurisdictions. To the extent that our non-shipboard revenues increase as a percentage of our overall revenues, the amount of our income that will be subject to tax would increase.

Key Performance Indicators

Cruise Industry Operations. A measure of performance we have used in connection with our periodic financial disclosure relating to our cruise line operations is that of revenue per staff per day. In using that measure we have differentiated between our revenue per staff per day on ships with large spas and other ships we serve. Our revenue per staff per day has been affected by the increasing requirements of cruise lines that we place additional non-revenue producing staff on ships with large spas to help maintain a high quality guest experience. We also utilize, as measures of performance for our cruise line operations, our average revenue per week and our revenue per passenger per day.

Resort Spas. With respect to our resort spas we measure our results primarily through average weekly revenue over applicable periods of time.

Schools. With respect to the performance of our massage therapy schools, we measure performance by the number of new student enrollments. A new student enrollment occurs each time a new student commences classes at one of our schools.

Products. With respect to sales of our products other than on cruise ships and at our resort and day spas, we measure performance by revenues.

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and other cruise lines and by seeking new venues for our resort spas. We also consider growth through appropriate strategic transactions, including acquisitions and joint ventures, as well as through seeking additional channels for the distribution of our retail products.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed below under Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this report, beginning on page F-1. Our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs, increases in commissions payable over the term of cruise line agreements and increased amounts payable under new agreements with cruise lines and land-based lessors that replace expiring agreements.

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

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. We had recorded approximately $741,000 of amortization on these amounts for the year ended December 31, 2001 and would have recorded approximately $741,000 of amortization during the same period in 2002 and 2003. In lieu of amortization for 2002 and 2003, we are required to perform an initial impairment review of our goodwill and an annual impairment review thereafter. During the second quarter of 2002, we completed our assessment of our intangible assets and wrote off $29.6 million of intangible assets. Those intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa day spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. We performed the required impairment tests as of January 1, 2003 and determined that no goodwill impairment existed. Additionally, on January 1, 2004, the Company performed the required annual impairment test and determined there was no impairment.  As of December 31, 2003, we had unamortized goodwill and intangibles of $51.5 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.5 million as of December 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

On January 1, 2002, Steiner Leisure adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned and establishes more restrictive criteria to classify an asset or asset group as "held for sale." See Note 5 in the Notes to Consolidated Financial Statements in Item 15 of this report beginning on Page F-1 for discussion of impairment losses recognized in 2002.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The effective date of the SFAS No. 146 is January 1, 2003, with earlier adoption encouraged. In connection with the Discontinued Operations, Steiner Leisure early adopted SFAS No. 146 in 2002. The effects of this adoption are described in Note 5 in the Notes to Consolidated Financial Statements in Item 15 of this report beginning on Page F-1.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities on Interpretation of ARB No. 51" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  Based on the revised guidance, all public companies must apply the provisions of FIN 46(R) to variable interests commonly referred to as special-purpose entities (an "SPE"), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003.  Interests created in non-SPE variable interest entities after January 31, 2003 but before December 31, 2003 are subject to the provisions of the original FIN 46 in 2003, but the provisions of FIN 46(R) must be adopted no later than the first reporting period ending after March 15, 2004.  The provisions of FIN 46(R) must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity.  The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2001	2002	2003
Revenues:
Services	66.2%	68.9%	69.8%
Products	33.8	31.1	30.2
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	51.1	54.9	56.1
Cost of products	25.4	23.3	22.7
Total cost of revenues	76.5	78.2	78.8
Gross profit	23.5	21.8	21.2
Operating expenses:
Administrative	5.0	5.4	5.2
Salary and payroll taxes	6.0	5.3	6.0
Amortization of goodwill	0.4	--	--
Total operating expenses	11.4	10.7	11.2
Income from operations	12.1	11.1	10.0
Other income (expense):
Interest expense	(0.9)	(1.5)	(1.2)
Other income	0.7	0.1	0.2
Total other income (expense)	(0.2)	(1.4)	(1.0)
Income from continuing operations before provision for income taxes, minority interest and equity investment	11.9	9.7	9.0
Provision for income taxes	0.4	0.7	0.6
Income from continuing operations before minority interest and equity investment	11.5	9.0	8.4
Minority interest and equity investment	0.1	(0.3)	0.1
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	11.6	8.7	8.5
Loss from discontinued operations, net of taxes	(2.7)	(9.8)	(1.3)
Cumulative effect of a change in accounting principle, net of taxes	--	(11.9)	--
Net income (loss)	8.9%	(13.0)%	7.2%

2003 Compared to 2002

Revenues. Revenues increased approximately 12.3%, or $30.8 million, to $280.6 million in 2003 from $249.8 million in 2002. Of this increase, $23.7 million was attributable to an increase in services revenues and $7.1 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional spa ships in service in 2003 compared to 2002. The increase was also attributable to the improved performance of our land-based spas in 2003 compared to 2002, which reflected significantly greater impact from the terrorist attacks of September 11, 2001. We had an average of 1,333 shipboard staff members in service in 2003 compared to an average of 1,187 shipboard staff members in service in 2002. Revenues per shipboard staff per day decreased by 1.3% to $392 in 2003 from $397 in 2002. This decrease is attributable to an increase in the percentage of our shipboard staff represented by fitness instructors, who generate less revenues than other shipboard service providers, and by other non-revenue generating staff. In general, as spa ships make up an increasing percentage of the ships we serve, we expect such decreases to continue since on spa ships we utilize a greater percentage of these types of staff.

Cost of Services. Cost of services increased $20.3 million from $137.2 million in 2002 to $157.5 million in 2003. Cost of services as a percentage of services revenue increased to 80.5% in 2003 from 79.7% in 2002. These increases were due to increases in commissions allocable on cruise ships covered by agreements that provided for increases in commissions in 2003 compared to 2002. Additionally, the increases were attributable to flat revenues at our massage therapy schools and a decrease in revenues at our spas in Asia in 2003 due to decreases in tourism resulting from the SARS illness, the aftermath of the Bali, Indonesia terrorist bombing and the war in Iraq, in each case accompanied by an increase in fixed costs. Also, we incurred start-up costs relating to the opening of our Elemis day spa in Coral Gables, Florida and relating to the opening of our Mandara spa at the One&Only Palmilla resort in Los Cabos, Mexico in February 2004.

Cost of Products. Cost of products increased $5.4 million from $58.2 million in 2002 to $63.6 million in 2003. Cost of products as a percentage of products revenue increased to 75.0% in 2003 from 74.9% in 2002. This increase was due to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in commissions in 2003 compared to 2002.

Operating Expenses. Operating expenses increased $4.5 million from $26.8 million in 2002 to $31.3 million in 2003. Operating expenses as a percentage of revenues increased to 11.2% in 2003 from 10.7% in 2002. These increases were primarily attributable to the cost of additional personnel in the product manufacturing, product distribution, staff training and information technology areas in 2003 as compared to 2002; start-up costs related to the launch of our new business of distributing our products in the United States to third party day spas and costs incurred in connection with the implementation of our new inventory procurement system. This was partially offset by a reduction in the provision for doubtful accounts at our massage therapy schools.

Other Income (Expense). Other income (expense) decreased $0.7 million from expense of $3.6 million in 2002 to expense of $2.9 million in 2003. This decrease was primarily attributable to a reduction in interest expense as a result of a reduction in the outstanding principal amount of our term loan and the receipt of $450,000 of business interruption insurance proceeds. These proceeds relate to damages incurred by some of our Mandara resort spa properties as a result of a typhoon in Guam in December 2002.

Provision for Income Taxes. Provision for income taxes remained constant at $1.6 million in 2002 and 2003. The provision for income taxes decreased to an overall effective rate of 6.4% for 2003 from an overall effective rate of 6.9% for 2002 primarily due to the income earned in jurisdictions that do not tax our income being greater than our income earned in jurisdictions that tax our income.

Loss from Discontinued Operations, Net of Tax. The loss from discontinued operations decreased $20.8 million from ($24.4) million in 2002 to ($3.6) million in 2003. This decrease was attributed to a $14.4 million loss on disposal that was recorded in the fourth quarter of 2002 with respect to the disposition of most of our day spa operations which commenced in that quarter and a $10.0 million loss from operations attributable to a full year of operations of those day spas in 2002, compared to a $3.6 million loss from discontinued operations in 2003, which included the impact of only 14 of those day spas (ten of which were disposed of during the first quarter of 2003 and four of which were sold effective April 15, 2003).

Cumulative Effect of a Change in Accounting Principle. During the second quarter of 2002, in accordance with SFAS 142, we wrote-off $29.6 million in intangible assets. These intangibles primarily consist of goodwill related to our July 2001 acquisitions of the Greenhouse Day Spa and C.Spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

2002 Compared to 2001

Revenues. Revenues increased approximately 32.3%, or $60.9 million, to $249.8 million in 2002 from $188.9 million in 2001. Of this increase, $47.1 million was attributable to an increase in services revenues and $13.8 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to the land-based operations we acquired in the third quarter of 2001 and to an average of nine additional spa ships in service in 2002 compared to 2001. The increase was also attributable to the significant decrease in travel in the weeks following the terrorists attacks of September 11, 2001, which abated to a significant extent in 2002. These increases were partially offset by a decrease in revenues at our massage therapy schools due to lower enrollments. We had an average of 1,187 shipboard staff members in service in 2002 compared to an average of 1,112 shipboard staff members in service in 2001. Revenues per shipboard staff per day increased by 10.9% to $397 in 2002 from $358 in 2001.

Cost of Services. Cost of services increased $40.7 million from $96.5 million in 2001 to $137.2 million in 2002. Cost of services as a percentage of services revenue increased to 79.7% in 2002 from 77.2% in 2001. These increases were due to increases in costs incurred in connection with our acquired operations and commissions allocable on cruise ships covered by agreements that provided for increases in commissions in 2002 compared to 2001. Additionally, the increases were attributable to a decrease in revenues at our massage therapy schools in 2002 that did not affect increases in fixed costs at the schools.

Cost of Products. Cost of products increased $10.2 million from $48.0 million in 2001 to $58.2 million in 2002. Cost of products as a percentage of products revenue decreased to 74.9% in 2002 from 75.1% in 2001. This decrease was due to increased efficiency at our manufacturing facility that was partially offset by increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in commissions in 2002 compared to 2001.

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

Other Income (Expense). Other income (expense) increased $3.1 million from expense of $0.5 million in 2001 to expense of $3.6 million in 2002. This increase was due to the increase in interest expense in 2002 as a result of our debt financing obligations, under the credit agreement which we entered into in connection with our July 2001 acquisitions, which was not in place during all of 2001, and a reduction in interest income due to reduced cash balances in 2002.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of operations data on a quarterly basis for 2002 and 2003 and the percentage of revenues represented by the line items presented. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality, generally resulting in the third quarter being the strongest quarter for us. In addition, our resort spas' third and fourth quarter results typically are their strongest as a result of the seasonality of a number of the resorts they serve. The quarterly selected statements of operations data set forth below were derived from the Unaudited Consolidated Financial Statements of Steiner Leisure (excludes the day spa segment, which is reported in discontinued operations) which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

Fiscal Year 2002				Fiscal Year 2003
First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)

Statement of Operations Data:
Revenues	$57,837	$60,943	$67,020	$64,025	$65,165	$65,832	$74,963	$74,614
Gross profit	13,232	13,416	14,549	13,200	13,965	13,532	16,176	15,827
Administrative, salary and payroll taxes, goodwill amortization	6,531	6,460	6,784	6,979	7,588	7,534	7,976	8,199
Income from continuing operations	5,274	5,593	6,121	4,650	5,194	5,291	6,985	6,512
Discontinued operations	(2,764)	(2,678)	(2,083)	(16,859)	(1,831)	(1,303)	(135)	(291)
Change in accounting principle	(29,644)	-	-	-	-	-	-	-
Net income (loss)	(27,133)	2,915	4,038	(12,210)	3,363	3,988	6,850	6,221
Diluted earnings per share	$(1.65)	$0.18	$0.25	$(0.76)	$0.20	$0.24	$0.41	$0.37
As a Percentage of Revenues:
Gross profit	22.9%	22.0%	21.7%	20.6%	21.4%	20.6%	21.6%	21.2%
Administrative, salary and payroll taxes, goodwill amortization	11.3%	10.6%	10.1%	10.9%	11.6%	11.4%	10.6%	11.0%
Income from continuing operations	9.1%	9.2%	9.1%	7.3%	8.0%	8.0%	9.3%	8.7%
Discontinued operations	(4.8)%	(4.4)%	(3.1)%	(26.3)%	(2.8)%	(2.0)%	(0.2)%	(0.4)%
Change in accounting principle	(51.3)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Net income (loss)	(46.9)%	4.8%	6.0%	(19.1)%	5.2%	6.1%	9.1%	8.3%

Liquidity and Capital Resources

Sources and Uses of Cash

During the year ended December 31, 2003, cash provided by operating activities of continuing operations was $35.9 million compared with $25.3 million for the year ended December 31, 2002. This increase was primarily attributable to an increase in net income and depreciation expense. Additionally, the net increase in accounts receivable and inventories was lower in 2003 as both 2002 and 2003 include a full year of post-acquisition results.

During the year ended December 31, 2003, cash used in investing activities was $7.1 million compared with $6.2 million for the year ended December 31, 2002. We have incurred costs to improve our information technology systems and to build spas at various properties in both 2002 and 2003.

Steiner Leisure had working capital of approximately $14.0 million at December 31, 2003, compared to working capital of approximately $917,000 at December 31, 2002.

In October 2003, our premier resort spa division, Mandara Spa, entered into agreements to develop and operate luxury spa facilities at the One&Only Palmilla, a resort in Los Cabos, Mexico, and at the Westin Rio Mar Beach Resort in Puerto Rico. The build-out of the Palmilla spa has cost $3.5 million and we estimate that the Westin build-out will cost approximately $1.25 million. The Palmilla spa opened in February 2004 and we estimate that the Westin spa will open by October 2004. We funded the Palmilla build-out, and anticipate funding the Westin build-out, from working capital.

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

In October 2000, Steiner Leisure entered into an agreement to build and operate a luxury spa facility at the Aladdin Resort and Casino in Las Vegas, Nevada. That luxury spa opened in November 2001. The term of the lease of the facility is 15 years with a five-year renewal option if certain sales levels are achieved. The build-out of the luxury spa cost approximately $13.7 million. The build-out was funded from our working capital and a term loan. The operator of the Aladdin Resort and Casino has filed for protection under Chapter 11 of the Bankruptcy Code. That resort continues to conduct its operations and we have taken steps in the bankruptcy court to protect our leasehold interest at the resort. While the purchase of the Aladdin by a group that includes, among others, Starwood Hotels and Resorts, has been approved by the bankruptcy court, certain approvals have not yet been obtained and we cannot assure you that our operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankruptcy filing.

In July 2001, we purchased a 60% equity interest in each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Effective March 1, 2002, we acquired an additional approximately 20% interest in Mandara Spa LLC for consideration of approximately $2.9 million in cash. This amount represented the funding that was required to complete the build-out of certain luxury spa facilities under the "Mandara" name. Effective December 31, 2002, we acquired the remaining interests in Mandara Spa LLC (20%) and Mandara Spa Asia (40%) in exchange for a total of 400,000 of our common shares, valued at approximately $5.6 million. Mandara Spa operates spas in 63 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea, Norwegian and Orient cruise lines.

In connection with the July 2001 Mandara Spa acquisition, we paid $30.9 million in cash (including $1.5 million in transaction costs), $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness and the selling equity holders guaranteed certain income levels for an 18-month period. If the income levels were not achieved, then, amounts owed on the subordinated debt would be reduced on a pro rata basis. We issued to the selling equity holders subordinated notes in the aggregate principal amount of $7,000,000, which have an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment to Steiner's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia (the "Mandara-Asia Notes") accrues, and is payable, quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principal and interest) must be "earned" by Mandara Spa LLC and/or Mandara Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal will be due on these Notes. Interest on the Mandara-Asia Notes accrues, and is payable, quarterly. However, if Mandara Spa Asia Limited fails to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited are required to be repaid to Steiner by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayment of principal of the Mandara-Asia Notes is not payable until after the settlement of the earnout contingency, and if the earnout were not met, the notes are cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited will be repaid to us. We have not recorded any purchase price (goodwill) related to the Notes. As of December 31, 2002, in connection with the earnout, approximately $2.8 million in principal (representing a reduction in the original principal amount) and $400,000 of interest was due under the Mandara - US Notes and $1.4 million in principal and $189,000 of interest was due under the Mandara - Asia Notes. In 2003 we finalized the earnout and, as a result, increased the Mandara - US Notes by approximately $250,000. In accordance with SFAS 141, these amounts have been recorded as a component of the purchase price of Mandara Spa.

In connection with our acquisition of Mandara Spa we incurred approximately $7.3 million in costs from July 2001 through March 2002 relating to the completion of the build-out of certain luxury spa facilities operating under the "Mandara" name.

In July 2001, we purchased the assets of the Greenhouse Day Spa chain and other related entities, which assets, collectively, constituted eleven luxury day spas located at various locations within the United States, and the "Greenhouse" mark. In connection with that transaction, we paid $7.1 million in cash and $4.3 million in common shares. In addition, $3.0 million of common shares, and 200,000 options in common shares could be earned by the sellers if certain income levels were obtained through 2003.

In July 2001, we purchased the shares of DK Partners, Inc., which operated six day spas located in California. In connection with that transaction, we paid $5.5 million in cash and assumed $1.8 million of indebtedness.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. In that quarter, we began negotiations with potential third party acquirers of the assets of those day spas as well as with landlords at the shopping centers and other venues where those day spas are located. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases.

These transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $4.7 million.

Our loss on disposal in connection with these discontinued operations was approximately $14.4 million in 2002 and $1.7 million in 2003. Our loss on operations in connection with these discontinued operations is approximately $10.0 million for 2002 and $1.9 million in 2003. In addition, in connection with these discontinued operations, Celeste Dunn, the former President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary, terminated her employment with us. In connection with that termination, Ms. Dunn received a severance payment of $748,000 and options to purchase 100,000 of our common shares.

These transactions were accounted for under the purchase method.

Financing Activities

In order to finance these acquisitions, in July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. In the first quarter of 2003, the credit agreement was amended to permit us to forego making a portion of the principal payments under the term loan during that quarter. Those principal payments were amortized over the remainder of the term of that loan, which comes due in July 2004. As a result, we have been, and will be, required to make greater principal payments than would otherwise have been the case had the principal payments for the first quarter of 2003 not been postponed. In December 2003 we entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving loan is extended one year to July 2, 2005. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility have been used for working capital needs. As of February 26, 2004, $9.0 million was outstanding under the term loan and approximately $9.8 million was outstanding under the revolving facility. At February 26, 2004, the effective rates on the term loan and revolving facility were approximately 3.9% and 3.7%, respectively.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2003 and February 26, 2004, we were in compliance with these covenants.

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

The interest rate swap has a notional amount of $4.5 million as of December 31, 2003 and matures on July 2, 2004. The interest rate swap agreement effectively converts a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. We recorded gains (losses) of ($322,000), $89,000 and $226,000 in accumulated other comprehensive income (loss) in 2001, 2002 and 2003, respectively. We reclassified losses of ($197,000), ($403,000) and ($296,000) related to the interest rate swap into interest expense in 2001, 2002 and 2003, respectively.

In 2001, we purchased a total of approximately $3.2 million of our common shares in the open market. The cash used to make such purchases was funded from our working capital. These purchases were made pursuant to a share purchase program authorized by our Board of Directors.

The following summarizes our significant contractual obligations and commitments as of December 31, 2003:

	Payment Due by Period (in thousands)
Total		Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Long-term debt	$28,372	$9,214	$19,110	$48	$
Minimum line commissions (1)	56,718	29,519	27,199
Operating leases (2)	38,012	5,209	8,867	7,852		16,084
Employment agreements	6,971	2,523	3,929	519
Spa build-outs	3,550	3,550
Discontinued operations	1,570	1,340	230
Total	$135,193	$51,355	$59,335	$8,419		$16,084

(1) These amounts represent guaranteed minimum payments committed pursuant to cruise line agreements.
(2) Included herein are the minimum guaranteed payment obligations under certain of our resort spa leases.

We have no off-balance sheet arrangements.

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

Inflation and Economic Conditions

Steiner Leisure does not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. The recent softness of the economy in North America and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition.

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

    reductions in revenues during periods of major renovations or closures of resorts where we operate spas;

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

    delays in new ship introductions, a reduction in new spa ship introductions and unscheduled withdrawals from service of ships we serve;

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

We Depend on Our Agreements with Cruise Lines and Resorts; if these Agreements Terminate, Our Business Would be Harmed

Our revenues are generated principally from our cruise ship spa operations. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately one and one-half years as of February 26, 2004. As of that date, cruise line agreements that expired within one year covered 64 of the 109 ships served by us. These 64 ships accounted for approximately 43.3% of our 2003 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. We typically are able to begin negotiations to renew agreements that are set to expire approximately six months prior to their expiration dates.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 26, 2004, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice and, with respect to one ship, our agreement terminated on March 11, 2004. These five ships (which are included in the 64 ships referenced above) accounted for approximately 3.0% of our revenues in the year ended December 31, 2003. Our cruise line agreements may, therefore, be terminated prior to their specified termination dates. Termination of significant cruise line agreements, or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our land-based agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards. In addition, negotiations with cruise lines or resort operators may result in agreements which may not be as beneficial to us as anticipated, or non-renewals of agreements.

We Depend on the Cruise Industry and Their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. According to the Cruise Lines Industry Association, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 2.2 million passengers in 1985 to approximately 8.3 million passengers in 2003. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

The cruise industry is subject to significant risks that could affect our results of operations. Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions and possible increases in fuel costs could materially adversely impact the cruise industry. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. The public concern over these incidents, especially if they continue, or other negative publicity about the cruise industry, could adversely affect the cruise industry and adversely affect our financial condition and results of operations. In addition, industry analysts have expressed concern regarding potential over-capacity of ships operated by the cruise lines. Such overcapacity could adversely affect the cruise industry and adversely affect our financial condition and results of operations.

In addition, recently, several cruise lines have been discounting their fares in order to increase their passenger counts. Passengers who are cruising solely due to these discounts may reflect their cost consciousness by not spending on discretionary items, such as our services and products.

Part of the reason for our growth in revenues over recent years has been the introduction of new ships with large spa facilities. In the next few years, the rate of introduction of these new ships will decrease. This could adversely affect the rate of growth, if any, in revenues from our cruise ship operations.

The cruise lines operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. Historically, such events have adversely affected demand for cruise vacations. Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Fears of terrorist attacks, such as those of September 11, 2001, and potential and actual armed hostilities such as in Iraq, may cause prospective travelers to cancel their plans, including plans for cruise vacations. In addition, any strikes or other disruptions of airline service, including of the type that followed the terrorist attacks of September 11, 2001 and those that could follow other terrorist attacks or armed hostilities, could adversely affect the ability of cruise passengers to reach their ports of embarkation.

Cruise ships have increasingly had itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected.

Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing vacations. In addition, public demand for vacation activities is influenced by general economic conditions. A majority of the cruise passengers we serve reside in North America. An economic downturn in North America, such as was recently experienced, as well as future periods of general economic recession, could have a material adverse effect on the cruise industry and could also have a material adverse effect on our business, results of operations and financial condition.

The Aftermath of the September 11, 2001 and Other Hostilities May Adversely Impact Our Financial Results and Growth

Both Steiner Leisure and the leisure industry in general have been adversely affected in the aftermath of the September 11, 2001 terrorist attacks on New York and Washington and the hostilities in Iraq. In addition, our resort spa operations in Indonesia and Malaysia were adversely affected by the terrorist bombings in Bali, Indonesia in October 2002 and are continuing to be adversely affected by those and other terrorist attacks, including the hotel bombing in Jakarta, Indonesia in August 2003. Domestic and international leisure travel and resort occupancy, which already had been adversely affected by the economic downturn in the United States and internationally, have decreased further and are likely to remain depressed over the near term as potential travelers reduce or avoid discretionary air and other travel in light of the increased safety concerns and anticipated travel delays. Those attacks, the threat of additional attacks and of armed hostilities internationally or locally also have decreased consumer confidence, and a resulting further decline in the U.S. and global economies could further reduce travel. At present, it is not possible to predict either the severity or duration of such declines, but weaker cruise industry and resort performance could have a material adverse effect on our business, results of operations and financial condition.

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in the past few years. In the second half of 2000, Premier and Commodore Cruise Lines ceased to operate. In September 2001, Renaissance Cruise Line ceased its operations. In the last few years, the parent company of Carnival Cruise Line has acquired a number of other cruise lines and further consolidation of the cruise industry may occur. As a result of industry consolidation, a small number of cruise lines, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2003, 2002 and 2001, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 32.3%, 32.8% and 37.9%, and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 23.7%, 24.0% and 26.2%. The Carnival percentages are calculated as if Princess and P&O European Ferries had been acquired by Carnival effective January 1, 2001; in fact that acquisition was effective in January 2003.  These companies also accounted for 88 of the 109 ships served by us as of February 26, 2004. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

Steiner Leisure is obligated to make minimum payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future cruise line or land-based spa agreements we enter into with resort owners or others. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2003, these payments are required by cruise line agreements covering a total of 31 ships served by us and two additional ships not yet in service.

As of December 31, 2003, Steiner Leisure guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $29.5 million in 2004 and $27.2 million in 2005. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. These payments could significantly increase the minimum payments above. In general, Steiner Leisure has experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2003, Steiner Leisure guaranteed total minimum payments to resorts of approximately: $2.4 million in 2004, $2.4 million in 2005, $2.3 million in 2006, $2.0 million in 2007, $2.0 million in 2008 and $9.5 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Resorts We Serve

Our revenues from our shipboard guests and guests at our land-based resorts can only be generated if the ships and resorts we serve continue to operate. Premier, Commodore and Renaissance Cruise Lines ceased operating in 2000 and 2001. The Aladdin Resort and Casino, where we began operating a luxury spa in December 2001, has filed for protection under the federal bankruptcy laws. The Aladdin Resort continues to operate and we have taken legal steps to protect our interest as the operator of the spa at that resort. While the purchase of the Aladdin by a group that includes, among others, Starwood Hotels & Resorts has been approved by the bankruptcy court, certain approvals have not yet been obtained and, accordingly, we cannot assure you of the continued viability of the Aladdin Resort and Casino (including our ability to protect our substantial investment in our build-out there) or of any of the other cruise lines or resorts that we serve. To the extent that cruise lines or resorts that we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially, adversely affected.

Delays in New Ship Introductions and Reduction in New Spa Ships Could Harm Us

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

In addition, in recent years cruise lines have increasingly introduced larger ships with larger and enhanced facilities where we offer our services and products. Our operations on those ships have generated more revenues than on other cruise ships. In the next few years the number of these types of ships being introduced will decrease. This could adversely affect our results of operations and financial condition.

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, and Glenn J. Fusfield, Chief Operating Officer. In addition, as a result of our limited experience with land-based spa operations, the success of our land-based spas depends to a significant extent on the senior officers who run those operations. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. We have key person life insurance policies with respect to Messrs. Fluxman and Fusfield and one other executive officer, but not Mr. Warshaw or any of our other executive officers.

One important tool for attracting and retaining key Steiner Leisure management personnel and other employees of our company is the issuance of stock options or other equity incentives to such employees. Only a limited number of shares are currently available for grants to employees under our stock option and incentive plan. Recently, it has become more difficult than in the past for companies to obtain the needed shareholder approval to make additional shares available for option grants or other equity grants to employees. To the extent we are unable to amend our option plan to make available more shares for grants to management and other key employees, our ability to attract and retain key employees could be materially, adversely affected.

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

We Depend on a Single Product Manufacturer

Almost all of the ingredients and other materials for our "Elemis" and "La Therapie" beauty products are produced by a single manufacturer, pursuant to an agreement that expired in December 2003. We are currently negotiating a new agreement with this manufacturer, and are continuing to purchase its products. However, until any such new agreement is finalized, this manufacturer is not contractually obligated to continue its relationship with us. If this manufacturer ceased producing, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

Possible Adverse Changes in the Taxation of Steiner Leisure

Background

Steiner Leisure is a Bahamas international business company ("IBC") that, directly or indirectly, owns, among other entities: Steiner Transocean Limited, our principal subsidiary and a Bahamas IBC that conducts our shipboard operations, and Steiner Management Services LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from Steiner Transocean and other subsidiaries ("Management Services").

Steiner Leisure also owns, directly or indirectly, the shares of additional subsidiaries in the United States, the United Kingdom and other taxable jurisdictions as well as subsidiaries in jurisdictions in which the subsidiaries are not subject to tax.

Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas or other income tax, except as set forth below. Steiner Leisure's United States subsidiaries are subject to U.S. income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, would be subject to a 30% U.S. withholding tax. Steiner Leisure believes that none of its other income will be effectively connected with our deemed conduct of business in the United States and, accordingly, that our remaining income will not be subject to United States federal income tax.

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States. A foreign corporation can also be subject to a branch profits tax of 30% imposed on its after tax earnings. We believe that almost all of Steiner Transocean's income will be foreign-source income, not effectively connected to a business it conducts in the United States. This belief is based on the following factors:

  almost all of Steiner Transocean's shipboard spa and salon services are being performed outside the United States and its possessions and their respective territorial waters;
  passage of title and transfer of ownership of almost all beauty products sold by Steiner Transocean takes place outside the United States; and
  the activities performed on behalf of Steiner Transocean in the United States are not a material factor in generating income for Steiner Transocean.

The Risks to Us

However, all or a portion of Steiner Transocean's income could be subject to United States federal income tax at a rate of up to 35%:

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

If Steiner Transocean is subject to United States federal income tax at a rate of up to 35% on its United States source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States, it would also be subject to a branch profits tax of 30% imposed on its after-tax earnings subject to United States federal income tax that are withdrawn, or considered to be withdrawn, from its United States business.

For similar reasons, certain non-U.S. jurisdictions may also assert that Steiner Transaction's income is subject to their income tax.

Management Services receives payments from Steiner Transocean and other subsidiaries of Steiner Leisure in return for certain administrative services it provides to Steiner Transocean and those subsidiaries. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arms' length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Management Services. This reallocation also could result in the imposition of interest and penalties. Management Services and other U.S. subsidiaries of ours also may be subject to additional U.S. state and local income, franchise and other taxes.

Some of our United Kingdom and United States subsidiaries provide goods and/or services to Steiner Leisure and certain of our other subsidiaries.  The United Kingdom Inland Revenue, or United States Internal Revenue Service authorities may assert that some or all of these transactions do not contain arms' length terms.  In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the U.K. or U.S. tax on us. This reallocation also could result in the imposition of interest and penalties.

We cannot assure you that the tax laws that we have relied on to minimize our income taxes will remain unchanged in the future. In January 2001, the IRS proposed regulations that, if adopted, could possibly subject a portion of our shipboard income to U.S. federal income tax.

In 2003, Steiner Leisure paid tax at an aggregate rate of 6.4% on its income. The increase in our land-based operations since 2001 has significantly increased, and is expected in the future to continue to increase, the amount of our non-shipboard revenue. This could result in a significant increase in the amount of our income that is subject to taxation. In addition, such amount of income subject to tax will increase to the extent our land-based income is increased relative to our shipboard income.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One cruise line we serve has announced its intention to provide shipboard spa services and products with its own personnel on two of its ships and another cruise line we serve has engaged the services of another third party spa provider for one of its new ships. Additional cruise lines could take similar actions in the future. There are several other entities offering services in the cruise industry similar to those provided by us, including Harding Brothers, Canyon Ranch and other providers.

Many of the resorts that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of these resorts also offer casino gambling. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our customers. In addition, Steiner Leisure is relatively new to the land-based spa industry and our spas compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers, than the land-based spas operated by us. In addition, a number of these spa operators may have greater resources than we do.

The post-secondary education market is highly competitive. Our massage therapy schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. The recent slow-down in the technology sector is causing a number of our competitors who have traditionally offered instruction relating to that sector to modify their course offerings. A number of those schools are now offering or contemplating offering programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do.

Our land-based product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and products with greater name recognition than our products, including large entities with greater resources than ours.

Our Land-Based Operations Face Additional Risks

We Have Limited Experience in Land-based Operations

In July 2001, we made a series of acquisitions which resulted in our being the operators of the Greenhouse, Mandara and C.Spa land-based spa chains. In 1999 and 2000, we acquired three massage therapy schools currently composed of a total of seven campuses located in Florida and several mid-Atlantic states. As a result of these acquisitions and other recent land-based activities, and despite the disposition in the fourth quarter of 2002 and in early 2003 of most of our day spa operations, an increased portion of our business is now represented by land-based operations. In the future, we may decide to grow our business through other land-based acquisitions that we deem appropriate. Prior to the acquisitions described above, our business almost entirely consisted of providing spa services and products on cruise ships and we had only limited experience with respect to land-based operations. Our day spa operations did not prove to be beneficial to our overall results of operations, and we may not be able otherwise to duplicate any success we have had with our shipboard operations in our land-based operations.

In order to successfully conduct our land-based businesses, we must effectively and efficiently integrate the businesses we have acquired. If we are unable to successfully integrate our land-based spa operations, or any other land-based operations we may acquire in the future, our business and financial results could be materially, adversely affected.

The success of our land-based businesses also depends on our ability to hire and retain the services of qualified personnel. We cannot assure you that a sufficient number of highly qualified personnel will be available to us.

Risks Relating to Our Discontinued Day Spa Operations

During the last quarter of 2002 and the first four months of 2003, we disposed of 17 day spas, constituting most of our day spa operations. Our loss on disposal of these discontinued operations was approximately $14.4 million for 2002. Our loss on operations in connection with these discontinued operations was approximately $10.0 million for 2002. For 2003, the loss on disposal and loss on discontinued operations was approximately $1.7 million and approximately $1.9 million, respectively. In addition, most of the agreements under which we have closed or otherwise disposed of the day spas required us to pay rent for various periods of time after the date we ceased to operate the spas involved. Also, in connection with most of the agreements relating to the disposition of day spas to third parties, we remain liable under the leases for those day spas in the event the third party lease assignees fail to pay rent under such leases. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the payments that they are required to make is approximately $4.7 million.

Risks of Non-U.S. Operations

A total of 30 of our non-United States resort spa operations are located in Indonesia, Thailand and Malaysia. The Indonesian island of Bali, where we have a number of resort spas, was the site of a terrorist attack in October 2002. Jakarta, the Indonesian capital, was the site of a hotel bombing in August 2003. Those attacks have caused our revenues in that region to decline in 2002 and 2003 compared to 2001 and revenues are expected to remain below 2001 levels for the foreseeable future. In addition, countries where we currently or may in the future operate spas have in the past, and may in the future experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations and could materially adversely affect the financial performance of these operations. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate our spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

We also operate spas in the Caribbean, the Pacific, Mexico and other locations that are subject to severe weather conditions, including hurricanes and other destructive storms. In the fourth quarter of 2002, Guam, where we operate several resort spas, was hit by a significant typhoon. That typhoon resulted in damage to our properties and the closing of the resorts in which they were located, causing us to suffer a loss of revenues. Similar storms or other destructive natural occurrences affecting the areas in which we have operations could materially, adversely affect our business, results of operations and financial condition.

Our Resort Spas Depend on the Resort Hotel Industry

We operate luxury spas at 63 resorts located in 15 countries and territories. We are dependent on the resort hotel industry for the success of our resort spas. To the extent that consumers do not choose to stay at resorts where we operate spas, as to which we have no control, our business, financial condition and results of operations could be materially, adversely affected. The hotel resort industry is subject to risks that are, in many ways, similar to that of the cruise industry, including the following risks:

  changes in the national, regional and local economic climate (including major national or international events such as the terrorist attacks of September 11, 2001, the October 2002 Bali terrorist attack, the August 2003 Jakarta terrorist attack and the hostilities in Iraq), local conditions, including an oversupply of hotel properties, or a reduction in demand for hotel rooms;

  the attractiveness of the hotels to consumers and competition from comparable hotels;

  the outbreak of illnesses, such as SARS, Asian flu or the perceived risk of such outbreaks, in locations where we operate resort spas;

  the performance of the employees at the resorts we serve;

  possible labor unrest or changes in economics based on collective bargaining activities - we anticipate that all our non-management employees in the Bahamas, and certain of our non-management employees in Mexico will be subject to collective bargaining agreements in the near future;

  changes in room rates at the resorts we serve;

  the viability of resorts we serve;

  reductions in resort occupancy resulting from major renovations, damage or other causes (the Aladdin Resort has scheduled a major renovation which will adversely affect the financial position and results of operations of our spa there during the time such renovation takes place);

  the maintenance of the resorts we serve and changes in popular travel patterns; and

  acquisition by hotel chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers.

To the extent that there are adverse changes in the foregoing conditions, this could materially adversely affect our business, results of operations and financial conditions.

Risks Relating to Our Schools

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy, skin care and related areas. In April 2000, we acquired two massage therapy schools (currently comprised of a total of three campuses) in Maryland, Virginia and Pennsylvania. We had no prior experience in operations of this type and we cannot assure you that these businesses will perform as we anticipate. If we are unable to successfully operate these schools, or any other non-spa-related operations that we may acquire in the future, our business, results of operations and financial condition could be materially, adversely affected.

In the fourth quarter of 2002, we appointed a new senior executive in our schools division. While we believe that this new senior executive has the qualifications to successfully lead that division, she has had limited experience in her new capacity and we cannot assure you that she, in fact, will be able to successfully manage our school operations or increase their profitability. In addition, in January 2004, we terminated operations at our campus in Winchester, Virginia and we cannot assure you that we will continue to operate all of the remaining campuses for any specified period of time.

To date, only a limited number of graduates of our schools have ended up being employed by us.

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

Among other parts of our business plan, we consider land-based opportunities to operate spas at resorts. We have been required in connection with obtaining a number of resort spa leases to incur the cost of the build-out of the spa facilities. We have drawn down all available funds under the revolving credit portion of our credit facility and we are subject to restrictions on capital expenditures under our credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Also, the 2003 amendment to our credit facility provided us with partial relief with respect to principal payments for the first quarter of 2003. The result of that relief is that we will be required to use a portion of our cash flow to make interest payments with respect to that unpaid principal. Additionally, our cash flow from operations may not be sufficient to enable us to build-out the facilities at resorts where we otherwise would like to operate spas. Therefore, we may not be able to take advantage of all otherwise favorable opportunities to operate resort spas. Generally, as long as we have certain bank loans outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Among other things that could cause our cash flow to be less than anticipated is the reduction in leisure travel that could result from the continued hostilities in Iraq and/or the continued perpetration or threats of terrorist attacks. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out of Land-based Spas

In connection with our agreements relating to our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Resort, the Mohegan Sun Resort, the One&Only Palmilla Resort and the Westin Rio Mar Resort, we were required to build-out the spa facilities we operate at our own expense. In connection with any other new land-based resort spas that we may seek to operate in the future, we may wish, or be required, to build-out the spa's facilities at our own expense. The cost (proposed cost, with respect to the Westin spa) to build-out these large facilities has ranged from $1.25 million to approximately $13.7 million. In addition, we have been required to expend amounts (none more than $500,000) on the build-outs of certain of our resort spas. Any land-based spas we might wish to operate in the future could require build-out expenditures within that range or above it, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. Such build-outs involve risks to us, including as follows:

  The commencement of the build-outs generally cannot begin until the venue owner has completed its own construction site around the premises of the proposed spa. We have no control over that process. The build-out process, as well as weather-related postponements and other factors affecting construction projects generally, could delay our spa's opening date and result in a loss of revenue to us.
  If the resort owner files for bankruptcy or otherwise has financial problems prior to opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, the operator of the Aladdin Resort and Casino, where we lease facilities and operate a luxury spa, has filed for protection under Chapter 11 of the Bankruptcy Code and continues to conduct its operations. We built out this luxury spa facility at a cost of approximately $13.1 million. We cannot assure you that our operations at the Aladdin Resort and Casino will not be adversely affected by Aladdin's bankruptcy filing.

Government Regulation Could Adversely Affect Us

Products

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union, designed to protect consumers or the environment could increase the cost of, or otherwise materially adversely affect, the advertising, manufacturing and packaging of our products.

Land-Based Spas

Our land-based spa operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for employees at our land-based facilities.

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

In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate state's Department of Education. Additionally, each institution must be accredited by an agency recognized by the DOE.

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

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services or suffered adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially, adversely affected.

Our Credit Facility Financing Could Restrict Our Activities

In December 2003, we entered into a credit facility with a bank that provides for a term loan of $45 million and a revolving facility of up to $10 million, which amended our prior credit facility. That agreement contains certain affirmative, negative and financial covenants, that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of such a default the outstanding principal, together with all accrued interest under our credit facility will, at the option of our lenders, become immediately due and payable. If we were unable to repay amounts that become due under the credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under our credit facility. If the indebtedness under the credit facility were to be accelerated, our lender could take actions that could materially adversely affect our business and operations.

Need for Growth in Product Sales

In order for us to grow, we need to find additional sources of revenue. One possible area of growth for Steiner Leisure is additional emphasis on growth in sales of our products, particularly our "Elemis" and "La Therapie" lines. While we believe that our Elemis luxury day spas in Coral Gables, Florida and London, England will assist us in our efforts to increase our Elemis and La Therapie products sales, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are the only day spas in their respective countries operated under the "Elemis" name, or that we otherwise will be able to grow our product sales.

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

  judgments predicated upon any civil liability provisions of the U.S. federal securities laws are not directly enforceable in The Bahamas; rather, a lawsuit must be brought in The Bahamas on any such judgment; and
  in general, a judgment obtained after due trial by a court of competent jurisdiction, which is final and conclusive as to the issues in contention, is actionable in Bahamian courts and is impeachable only upon the grounds of fraud, public policy and natural justice.

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw material and of our products in English Pounds Sterling and Euros, the weakness of the U.S. Dollar against those currencies could adversely affect our results of operations. Recently, the U.S. dollar has been weak against the Pounds Sterling and Euro and a continuation of this weakness could materially, adversely affect our results of operations and financial condition.

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
  changes in recommendations or estimates of our earnings or cruise industry earnings by analysts;
  market conditions in the travel, leisure and cruise industries;
  announcements or activities by our competitors; and
  general economic or market conditions.

The stock market has from time to time experienced significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies including as a result of significant national events such as the terrorist attacks of September 11, 2001 and their aftermath and the hostilities in Iraq. Furthermore, our operating results and prospects form time to time may be below the expectations of public market analysts and investors. Any such event could result in a material decline in the price of our common shares.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, we use interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments, assuming our actual level of indebtedness:

	2004	2005	2006	2007	Thereafter
	(in thousands)
Long -term debt:
Term loan $45 million, variable rate (3.6% at December 31, 2003)	$9,000
Revolving loan, variable rate (3.6% at December 31, 2003)		$9,796
Fixed rate note payable (9%)		$1,880	$2,220
Fixed rate subordinated notes (9%)		$5,170

Effective September 28, 2001, we entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, we agreed to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. We do not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. For every one percent increase in the applicable interest rate, our total interest expense would increase by approximately $200,000.

The interest rate swap has a notional amount of $4.5 million as of December 31, 2003 and matures on July 2, 2004. The interest rate swap agreement effectively converts a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. We recorded gains (losses) of ($322,000), $89,000 and $226,000 in accumulated other comprehensive income (loss) in 2001, 2002 and 2003, respectively. We reclassified losses of ($197,000), ($403,000) and ($206,000) related to the interest rate swap into interest expense in 2001, 2002 and 2003, respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated February 23, 2004, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed in our Current Report on Form 8-K dated June 6, 2002 that we filed with the SEC on that date, we appointed Ernst & Young LLP as our new independent certified public accountants effective June 6, 2002, and we dismissed Arthur Andersen LLP as our independent certified public accountants effective June 6, 2002.

ITEM 9A.       CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting our management, including those two persons, as to material information relating to our company (including our consolidated subsidiaries) required to be included in the reports we file or submit under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

There has been no change over internal control over financial reporting during the year ended December 31, 2003 that has materially affected or is likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Steiner Leisure with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and with respect to our code of ethics for our chief executive officer and principal financial officers, under the captions "Proposal 1 - Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" and "Code of Ethics," respectively, in the definitive proxy statement of Steiner Leisure to be filed no later than April 29, 2004 (the "Proxy Statement") is incorporated by reference herein. Information with respect to our executive officers may be found under the caption "Executive Officers" in Item 1 of this report.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is as of December 31, 2003:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	3,846,600	$17.13	277,130
Equity Compensation Plans Not Approved by Security Holders
Total	3,846,600	$17.13	277,130

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Executive Compensation" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to accounting fees and services set forth in the Proxy Statement under the caption "Audit Fees" is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning on   page F-l, pursuant to Item 8.
Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended   December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)         Exhibit Listing

See list of the exhibits at 15(c), below.

                             (b)        Reports on form 8-K

We filed or furnished the following reports on Form 8-K during the fiscal quarter ended December 31, 2003:

Report dated November 3, 2003 furnished on Item 12 disclosing our reported earnings for the fiscal quarter ended September 30, 2003. This Report on Form 8-K is not deemed to be incorporated by reference into any of our filings with the Securities and Exchange Commission.

(c)         The following is a list of all exhibits filed as a part of this report:
Exhibit Number	Description
2.1	Plan of Complete Liquidation and Dissolution of Coiffeur Transocean (Overseas), Inc.1
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited.2
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited.3
4.1	Specimen of common share certificate.4
10.1	Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw.5+
10.1(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 1997.6+
10.1(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of April 20, 1998.7+
10.2	Employment Agreement dated as of May 14, 2003 between Steiner Leisure Limited and Leonard I. Fluxman.8+
10.3	Employment Agreement dated as of October 21, l996 between Steiner Leisure Limited and Michèle Steiner Warshaw.5+
10.3(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michèle Steiner Warshaw dated as of March 25, 1997.6+
10.3(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Michèle Steiner Warshaw dated as of April 20, 1998.7+
10.4	Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis.5+
10.4(a)	Amendment No. 1 to Employment Agreement between Steiner Transocean Limited and Amanda Jane Frances dated as of March 25, 1997.6+
10.4(b)	Second Amendment to Employment Agreement between Steiner Transocean Limited and Amanda Jane Francis dated as of April 20, 1998.3+
10.5	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington.8+
10.6	Amended and Restated 1996 Share Option and Incentive Plan.9+
10.7	Amended and Restated Non-Employee Directors' Share Option Plan.10
10.8	Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner.4
10.9	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner.4
10.10	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw.4

10.11	Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.1
10.11(a)	Amendment to Product Agreement dated March 4, 2002 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.16
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

10.25	Credit Agreement, dated July 2, 2001, by and among Steiner Leisure Limited, the Institutions from time to time parties thereto as Lenders, ABN Amro Bank N.V., Suntrust Bank and BankUnited, FSB.16
10.26	Amended and Restated Credit Agreement dated December 9, 2003 by and between Steiner Leisure Limited and SunTrust Bank. 17
10.27	Employment Agreement dated February 23, 2004 between Steiner Leisure Limited and Glenn Fusfield.17+
10.28	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Thomas R. Posey. 8+
21	List of subsidiaries of Steiner Leisure Limited.17

23.1	Consent of Ernst & Young LLP.17
23.2	Consent of Harry B. Sands, Lobosky and Company.17
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200217
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200217
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200217
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200217

1Previously filed with Amendment Number 4 to Steiner Leisure's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

2Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

3Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

4Previously filed with Amendment Number 2 to Steiner Leisure's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

5Previously filed with Amendment No. 3 to Steiner Leisure's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

6Previously filed with annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

7Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

8Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2003.

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

17Filed herewith.

*Executed by United States-based officers of Steiner Leisure in connection with grants and options under the indicated plan.

**Executed by Non-United States-based officers of Steiner Leisure in connection with grants of options under the indicated plan.

***Executed in connection with annual grants of options by non-employee directors under the indicated plan.

+Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 15, 2004
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004
/s/ STEPHEN B. LAZARUS Stephen Lazarus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 15, 2004
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	March 15, 2004
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	March 15, 2004
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 15, 2004

STEINER LEISURE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ ERNST & YOUNG LLP

Miami, Florida
February 23, 2004

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,175,000	$20,434,000
Accounts receivable, net	12,348,000	14,118,000
Accounts receivable - students, net	4,481,000	4,409,000
Inventories	16,637,000	16,644,000
Assets held for sale	322,000	557,000
Other current assets	6,210,000	3,848,000
Total current assets	55,173,000	60,010,000
PROPERTY AND EQUIPMENT, net	49,087,000	49,838,000
GOODWILL, net	46,340,000	46,590,000
OTHER ASSETS:
Intangible assets, net	5,980,000	4,936,000
Deferred financing costs, net	1,083,000	637,000
Other	1,948,000	3,594,000
Total other assets	9,011,000	9,167,000
Total assets	$159,611,000	$165,605,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,981,000	$8,687,000
Accrued expenses	15,524,000	16,577,000
Current portion of long-term debt	14,528,000	9,214,000
Liabilities related to assets held for sale	8,378,000	2,921,000
Current portion of deferred tuition revenue	5,286,000	5,516,000
Gift certificate liability	542,000	962,000
Income taxes payable	2,017,000	2,115,000
Total current liabilities	54,256,000	45,992,000
LONG-TERM DEBT, net of current portion	27,713,000	19,158,000
LONG-TERM DEFERRED RENT	1,050,000	910,000
LONG-TERM DEFERRED TUITION REVENUE	96,000	213,000
MINORITY INTEREST	50,000	47,000
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
18,248,000 shares issued in 2002 and 18,330,000 shares issued
in 2003	182,000	183,000
Additional paid-in capital	39,701,000	40,850,000
Accumulated other comprehensive income	614,000	1,881,000
Retained earnings	65,320,000	85,742,000
Treasury shares, at cost, 1,866,000 shares in 2002 and 2003	(29,371,000)	(29,371,000)
Total shareholders' equity	76,446,000	99,285,000
Total liabilities and shareholders' equity	$159,611,000	$165,605,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
REVENUES: REVENUES:
Services	$124,966,000	$172,084,000	$195,731,000
Products	63,922,000	77,741,000	84,843,000
Total revenues	188,888,000	249,825,000	280,574,000
COST OF REVENUES:
Cost of services	96,466,000	137,189,000	157,476,000
Cost of products	48,001,000	58,239,000	63,598,000
Total cost of revenues	144,467,000	195,428,000	221,074,000
Gross profit	44,421,000	54,397,000	59,500,000
OPERATING EXPENSES:
Administrative	9,447,000	13,399,000	14,508,000
Salary and payroll taxes	11,293,000	13,355,000	16,789,000
Amortization of goodwill	741,000	--	--
Total operating expenses	21,481,000	26,754,000	31,297,000
Income from operations	22,940,000	27,643,000	28,203,000
OTHER INCOME (EXPENSE):
Interest expense	(1,696,000)	(3,714,000)	(3,392,000)
Other income	1,238,000	130,000	510,000
Total other income (expense)	(458,000)	(3,584,000)	(2,882,000)
Income from continuing operations before provision for income taxes, minority interest and equity investment	22,482,000	24,059,000	25,321,000
PROVISION FOR INCOME TAXES	738,000	1,670,000	1,615,000
Income from continuing operations before minority interest and equity investment	21,744,000	22,389,000	23,706,000
MINORITY INTEREST	118,000	(1,122,000)	3,000
INCOME IN EQUITY INVESTMENT	104,000	371,000	273,000
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	21,966,000	21,638,000	23,982,000
LOSS FROM DISCONTINUED OPERATIONS (which includes loss on disposal of $14,406,000 and $1,674,000 in 2002 and 2003, respectively), net of taxes	(5,076,000)	(24,384,000)	(3,560,000)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of taxes	--	(29,644,000)	--
Net income (loss)	$16,890,000	$(32,390,000)	$20,422,000
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.44	$1.36	$1.46
Loss from discontinued operations	(0.33)	(1.53)	(0.22)
Cumulative effect of a change in accounting principle	--	(1.86)	--
	$1.11	$(2.03)	$1.24
Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.38	$1.33	$1.44
Loss from discontinued operations	(0.32)	(1.51)	(0.21)
Cumulative effect of a change in accounting principle	--	(1.82)	--
	$1.06	$(2.00)	$1.23

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2000	16,628,000	$166,000	$13,431,000	$(484,000)	$80,820,000	$(29,371,000)	$64,562,000
Net income	--	--	--	--	16,890,000	--	16,890,000
Foreign currency translation adjustment	--	--	--	424,000	--	--	424,000
Unrealized loss on interest rate swap	--	--	--	(322,000)	--	--	(322,000)
Unrealized gain on marketable securities	--	--	--	16,000	--	--	16,000
Comprehensive income	--	--	--	--	--	--	17,008,000
Issuance of common shares in connection
with exercise of share options	334,000	3,000	3,824,000	--	--	--	3,827,000
Issuance of common shares in connection
with acquisitions	669,000	7,000	14,850,000	--	--	--	14,857,000
BALANCE, December 31, 2001	17,631,000	176,000	32,105,000	(366,000)	97,710,000	(29,371,000)	100,254,000
Net loss	--	--	--	--	(32,390,000)	--	(32,390,000)
Foreign currency translation adjustment	--	--	--	891,000	--	--	891,000
Unrealized gain on interest rate swap	--	--	--	89,000	--	--	89,000
Comprehensive loss	--	--	--	--	--	--	(31,410,000)
Issuance of common shares in connection
with exercise of share options	217,000	2,000	2,024,000	--	--	--	2,026,000
Issuance of common shares in connection
with acquisition	400,000	4,000	5,572,000	--	--	--	5,576,000
BALANCE, December 31, 2002	18,248,000	182,000	39,701,000	614,000	65,320,000	(29,371,000)	76,446,000
Net income	--	--	--	--	20,422,000	--	20,422,000
Foreign currency translation adjustment	--	--	--	1,045,000	--	--	1,045,000
Unrealized gain on interest rate swap	--	--	--	226,000	--	--	226,000
Unrealized loss on marketable securities	--	--	--	(4,000)	--	--	(4,000)
Comprehensive income	--	--	--	--	--	--	21,689,000
Issuance of common shares in connection
with exercise of share options	74,000	1,000	1,050,000	--	--	--	1,051,000
Issuance of common shares in connection
with acquisition	8,000	--	99,000	--	--	--	99,000
BALANCE, December 31, 2003	18,330,000	$183,000	$40,850,000	$1,881,000	$85,742,000	$(29,371,000)	$99,285,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)	$16,890,000	$(32,390,000)	20,422,000
Loss from discontinued operations, net of taxes	5,076,000	9,978,000	1,886,000
Loss on disposal of discontinued operations, net of taxes	--	14,406,000	1,674,000
Cumulative effect of a change in accounting principle, net of taxes	--	29,644,000	--
Income from continuing operations	21,966,000	21,638,000	23,982,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,092,000	7,000,000	8,208,000
Provision for doubtful accounts	509,000	1,038,000	575,000
Minority interest	(118,000)	1,122,000	(3,000)
Income in equity investment	(104,000)	(371,000)	(273,000)
(Increase) decrease in:
Accounts receivable	310,000	(3,178,000)	(1,219,000)
Inventories	(3,443,000)	(1,883,000)	615,000
Other current assets	(1,206,000)	(2,719,000)	2,396,000
Other assets	(550,000)	632,000	(1,068,000)
Increase (decrease) in:
Accounts payable	1,864,000	152,000	317,000
Accrued expenses	940,000	2,238,000	1,527,000
Income taxes payable	(101,000)	449,000	67,000
Deferred tuition revenue	149,000	(1,041,000)	347,000
Gift certificate liability	285,000	257,000	420,000
Net cash provided by operating activities of continuing operations	24,593,000	25,334,000	35,891,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from maturities of marketable securities	3,909,000	515,000	--
Proceeds from the sale of marketable securities	753,000	--	--
Capital expenditures	(25,303,000)	(6,741,000)	(6,861,000)
Acquisitions, net of cash acquired	(28,786,000)	--	(250,000)
Proceeds from sale of property and equipment	4,970,000	--	--
Net cash used in investing activities of continuing operations	(44,457,000)	(6,226,000)	(7,111,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year Ended December 31,
	2001	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from long-term debt	$48,500,000	$6,296,000	--
Payments on long-term debt	(7,347,000)	(14,312,000)	(14,347,000)
Purchases of treasury shares	(3,225,000)	--	--
Debt issuance costs	(1,862,000)	(257,000)	(674,000)
Proceeds from share option exercises	3,827,000	2,026,000	1,051,000
Net cash (used in) provided by financing activities of continuing operations	39,893,000	(6,247,000)	(13,970,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	320,000	(184,000)	(397,000)
NET CASH USED IN DISCONTINUED OPERATIONS	(41,127,000)	(7,744,000)	(9,154,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(20,778,000)	4,933,000	5,259,000
CASH AND CASH EQUIVALENTS,
Beginning of year	31,020,000	10,242,000	15,175,000
CASH AND CASH EQUIVALENTS,
End of year	$10,242,000	$15,175,000	20,434,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,643,000	$3,279,000	1,979,000

Income taxes	$1,569,000	$1,144,000	1,303,000

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company acquired the assets and assumed certain liabilities of certain businesses as follows:

Fair value of assets acquired, net of cash acquired	$55,407,000	$5,576,000	$250,000
Total liabilities assumed	(16,065,000)	--	--
Amounts paid through the issuance of stock	(10,556,000)	(5,576,000)	--
Net cash paid	$28,786,000	$--	$250,000

In 2001, the Company paid $4,301,000 through the issuance of common shares to the sellers of businesses that have been subsequently discontinued.

In 2003, the Company paid $99,000 through the issuance of common shares to the sellers of businesses that have been subsequently discontinued.

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       ORGANIZATION:

       Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company," "we" or "our") is a worldwide provider of spa services. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, known as STGR Limited before its liquidation, a U.K. company and formerly an affiliate of the Company ("Steiner Group"), and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. These operations consisted almost entirely of offering spa services and products on cruise ships. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

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

       On August 24, 1999, the Company acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, the Company currently operates through a wholly owned subsidiary, a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, the Company operates through two wholly owned subsidiaries, two post-secondary massage therapy schools (comprised of three campuses) in Maryland, Pennsylvania and Virginia (the "Additional Schools").

       On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Mandara Spa operates spas principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for Silversea Cruises, Norwegian Cruise Line and Orient Lines. In 2002, the Company purchased the remaining interests in Mandara Spa.

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

       The Company has 49% ownership interests in each of two entities that operate resort spas in Thailand and China. These entities are being accounted for under the equity method of accounting. The financial position and results of operations of these entities were insignificant in 2002 and 2003.

(b)       Cash and Cash Equivalents -

       The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2002 and 2003, cash and cash equivalents included interest-bearing deposits of $4,393,000 and $14,278,000, respectively.

(c)       Inventories -

       Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2002	2003
Finished goods	$12,602,000	$13,117,000
Raw materials	4,035,000	3,527,000
	$16,637,000	$16,644,000

(d)       Property and Equipment -

       Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets.

(e)       Revenue Recognition -

       The Company recognizes revenues earned as services are provided and as products are sold or shipped. Gift certificate sales are deferred and recognized as revenue when utilized by customers.

       Tuition revenue at our massage therapy schools are recognized monthly on a straight-line basis over the term of the course of study. The Company recognizes revenue related to certain nonrefundable fees and charges over the student benefit period. Deferred revenue represents the portion of student tuition and nonrefundable fees and charges recorded in excess of amounts earned and certain other amounts collected in advance. Revenue related to sales of inventories are recognized when the related program materials, books and supplies are delivered.

(f)       Intangible Assets -

       Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, trade names, licenses and logos related to the acquisitions of the Mandara and Greenhouse spa chains (See Note 4). Such costs are amortized over their estimated useful lives which range from 5 to 20 years. Amortization expense related to these intangibles totaled $215,000, $440,000 and $440,000 in 2001, 2002 and 2003, respectively. Accumulated amortization was $655,000 and $1,095,000 at December 31, 2002 and 2003, respectively. Amortization expense is estimated to be $440,000 in each of the years from 2004 to 2008.

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

       Intangible assets also includes the cost of trademark registrations and product formulations in connection with the Company's investment in Elemis Limited, and the intellectual property represented by rights acquired by the Company in connection with its investment in the BSC Rights. Costs relating to such trademark registrations and product formulations are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). Amortization expense related to the trademark registration and product formulation was approximately $18,000, $18,000 and $18,000 in 2001, 2002 and 2003, respectively. Accumulated amortization was $234,000 and $252,000 in 2002 and 2003, respectively.

       Amortization of the license rights acquired in connection with the EBSC investment commenced in April 1998, the month of the effective date of the first area development agreement entered into by EBSC. The amortization expense related to license rights was approximately $31,000, $30,000 and $276,000 in 2001, 2002 and 2003, respectively. Accumulated amortization was approximately $136,000 and $412,000 at December 31, 2002 and 2003, respectively.

       The Company expects to enter into an agreement with the entity that owns 15% of EBSC. Under the terms of the agreement the Company would no longer have a franchise relationship with this entity and this entity will become a distributor of the Company's products.

(g)       Goodwill -

       Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill arising prior to July 1, 2001 was amortized on a straight-line basis over its estimated useful life of 20 years. Prior to the adoption of SFAS 142, the Company continually evaluated intangible assets and other long-lived assets for impairment whenever circumstances indicated that carrying amounts might not be recoverable. When factors indicated that the assets acquired in a purchase business combination and the related goodwill could be impaired, the Company recognized an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) were less than the carrying value of the related asset. Accumulated amortization related to goodwill was approximately $1,541,000 in each of 2002 and 2003.

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and SFAS 38 "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective July 1, 2001. The Company's acquisitions of the Mandara, Greenhouse and C.Spa spa chains were accounted for under the provisions of SFAS 141. The adoption of SFAS 141 with respect to acquisitions made prior to July 1, 2001, did not have a significant impact on the Company's financial position or results of operations. All intangible assets acquired, other than goodwill, and assigned values in connection with pre-July 1, 2001 acquisitions meet the recognition criteria specified by SFAS 141, and, therefore, will continue to be amortized over their estimated useful lives.

       In June 2001, FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. During the second quarter, the Company completed its assessment of its goodwill and intangible assets and wrote-off of $29.6 million of intangible assets. These intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the Greenhouse and C.Spa spa chains. The write-off has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002. We performed the required impairment tests as of January 1,  2003 and determined that no goodwill impairment existed.  Additionally on January 1, 2004, the Company performed the required annual impairment test and determined there was no impairment.

       The following pro forma information presents income from continuing operations, net income and basic and diluted earnings per share, adjusted to exclude amortization, as if the adoption of SFAS 142 had occurred on January 1, 2001.

Year Ended December, 31, 2001

Reported income from continuing operations	$21,966,000
Goodwill amortization	741,000
Adjusted income from continuing operations	$22,707,000

Reported net income	$16,890,000
Goodwill amortization	741,000
Adjusted net income	$17,631,000

Reported basic earnings from continuing operations per share	$1.44
Goodwill amortization	0.05
Adjusted basic earnings from continuing operations per share	$1.49

Reported basic net income per share	$1.11
Goodwill amortization	0.05
Adjusted basic net income per share	$1.16

Reported diluted earnings from continuing operations per share	$1.38
Goodwill amortization	0.05
Adjusted diluted earnings from continuing operations per share	$1.43

Reported diluted net income per share	$1.06
Goodwill amortization	0.05
Adjusted diluted net income per share	$1.11

       The changes in goodwill during 2002 and 2003 were as follows:

	Spa Operations	Schools	Discontinued Operations	Total
Balance at December 31, 2001	$31,095,000	$13,996,000	$26,533,000	$71,624,000
Purchase price adjustments	2,970,000	--	--	2,970,000
Write-offs	(1,721,000)	--	(26,533,000)	(28,254,000)
Balance at December 31, 2002	32,344,000	13,996,000	--	46,340,000
Purchase price adjustment	250,000	--	--	250,000
Balance at December 31, 2003	$32,594,000	$13,996,000	$--	$46,590,000

(h)       Income Taxes -

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

(i)       Translation of Foreign Currencies -

       Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of the Company's income is generated outside of the United States. The transaction gains reflected in administrative expenses were approximately $247,000, $194,000 and $300,000 in 2001, 2002 and 2003, respectively.

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

	2001	2002	2003
Weighted average shares outstanding used in
calculating basic earnings per share	15,229,000	15,935,000	16,415,000
Dilutive common share equivalents	634,000	277,000	253,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	15,863,000	16,212,000	16,668,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is anti-dilutive	1,347,000	1,877,000	1,895,000

(k)       Use of Estimates -

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the loss on disposal of discontinued operations, the assessment of the realization of accounts receivables, inventories, assets held for sale, liabilities related to assets held for sale, and long-lived assets and the useful lives of intangible assets and property and equipment.

(l)       Fair Value of Financial Instruments -

       SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. Marketable securities are valued at quoted market prices. The fair values of the term and revolving loans are determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are repriced frequently. The fair value of fixed rate debt is estimated by discounting estimated future cash flows through the projected maturity using market discount rates that reflect the approximate credit risk, operating cost and interest rate risk potentially inherent in fixed rate debt. Using such methodology, at December 31, 2003, the fair value of the Company's fixed rate long-term debt carried at $9.3 million approximated $9.1 million.

(m)       Concentrations of Credit Risk -

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers comprise the Company's customer base. As of December 31, 2002, no single customer represented greater than 10% of total accounts receivable. As of December 31, 2003, one customer represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. Based upon past experience and current judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables. A roll forward of the allowance for doubtful accounts is as follows:

	2001	2002	2003
Balance at beginning of year	$858,000	$1,213,000	$2,035,000
Provision	509,000	1,038,000	575,000
Write-offs	(154,000)	(216,000)	(49,000)
Balance at end of year	$1,213,000	$2,035,000	$2,561,000

(n)       Stock-Based Compensation -

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

       The Company applies APB No. 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's 2001, 2002 and 2003 net income (loss) and diluted earnings per share would have been reduced/increased to the pro forma amounts indicated below:

		2001	2002	2003
Compensation expense	As reported	$--	$--	$--
	Pro forma	9,968,000	9,730,000	8,169,000
Net income (loss)	As reported	16,890,000	(32,390,000)	20,422,000
	Pro forma	6,922,000	(42,120,000)	12,253,000
Basic earnings per share	As reported	1.11	(2.03)	1.24
	Pro forma	0.45	(2.64)	0.75
Diluted earnings per share	As reported	1.06	(2.00)	1.23
	Pro forma	0.44	(2.60)	0.74

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 75.2%, 59.7% and 58.5%, risk-free interest rate of 6.0%, 6.0% and 4.0%, expected dividends of $0 and expected term of 5 years, 5 years and 6 years for 2001, 2002 and 2003, respectively.

(o)       Recently Issued Accounting Pronouncements -

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

       In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of SFAS 146 was January 1, 2003. In connection with its discontinued operations, the Company early adopted SFAS No. 146 in 2002. The effects of this adoption are described in Note 5.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities on Interpretation of ARB No. 51" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  Based on the revised guidance, all public companies must apply the provisions of FIN 46(R) to variable interests commonly referred to as special-purpose entities (an "SPE"), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003.  Interests created in non-SPE variable interest entities after January 31, 2003 but before December 31, 2003 are subject to the provisions of the original FIN 46 in 2003, but the provisions of FIN 46(R) must be adopted no later than the first reporting period ending after March 15, 2004.  The provisions of FIN 46(R) must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity.  The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(p)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining the term loan and revolving facility and consist primarily of loan origination and other direct costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in the accompanying consolidated statements of operations and amounted to $310,000, $722,000 and $1,120,000 in 2001, 2002 and 2003, respectively.

(q)        Deferred Rent -

       Deferred rent relates to the tenant allowance that the Company received from the lessor in connection with the build-out of the Elemis luxury day spa in Coral Gables, Florida. Per the terms of the lease, if the Company were to vacate the premises within two years of the opening of the spa, the entire allowance would have to be refunded to the lessor. After two years, the refundable portion of the allowance decreases on a pro-rata basis over the life of the lease. As a result, this amount is being amortized over the term of the lease which is ten years. There was no amortization in 2002 as the spa did not open until February 2003. Amortization for 2003 was $140,000.

(r)        Advertising Costs

      Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,136,000, $4,419,000 and $5,471,000 in 2001, 2002 and 2003, respectively. At December 31, 2002 and 2003, the amounts of advertising costs included in prepaid expenses were not material.

  PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2002	2003
Furniture and fixtures	5-7	$5,416,000	$6,096,000
Computers and equipment	3-8	6,843,000	10,825,000
Leasehold improvements	Term of lease	48,436,000	50,324,000
		60,695,000	67,245,000
Less: Accumulated depreciation		(11,608,000)	(17,407,000)
		$49,087,000	$49,838,000

         Depreciation expense of property and equipment amounted to $2,642,000, $5,775,000 and $6,349,000 in 2001, 2002 and 2003, respectively.

  ACQUISITIONS:

         On July 3, 2001, the Company purchased a 60% equity interest in Mandara Spa. Mandara was the Company's most significant competitor in its shipboard spa services and products business. The Company paid $30.9 million in cash (including approximately $1.5 million in transaction costs) and $7.0 million in subordinated debt, $10.6 million in common shares and assumed $4.1 million of subordinated indebtedness. The value of the 499,000 common shares issued was determined based on the average market price of the Company's common shares over the two day period before the second trading day prior to the closing of the acquisition. The seller parties guaranteed certain income levels for an 18-month period. If the income levels had not been achieved, then amounts owed on the subordinated debt were to be reduced on a pro-rata basis. The Company issued to the selling equityholders subordinated notes in the aggregate principle amount of $7.0 million, and which has an interest rate of 9% per annum and a maturity date of January 2, 2005 (the "Notes"). The Notes are subordinate in right of payment of the Company's senior credit facility. Interest on the $1.4 million of the Notes issued to the former shareholders of Mandara Spa Asia Limited (the "Mandara-Asia Notes") accrues and is payable quarterly. Interest on the $5.6 million of the Notes issued to the former members of Mandara Spa LLC (the "Mandara-US Notes") accrues quarterly, but is payable on the maturity date. Amounts due under the Notes (both principle and interest) must be "earned" by Mandara Spa LLC and/or Mandara Spa Asia Limited, as applicable, by generating income in the post-acquisition period. Interest on the Mandara-US Notes is not payable until the end of the earnout period. Hence, if not "earned," no interest or principal would be due on these Notes. However, if Mandara Spa Asia Limited had failed to meet the earnout threshold, all interest payments previously paid to the former shareholders of Mandara Spa Asia Limited would be required to be repaid to us by such former shareholders. Because principal and interest due under the Mandara-US Notes, and the repayments of principal of the Mandara-Asia Notes were not payable until after the settlement of the earnout contingency, and if the earnout were not met, the notes were cancelable and any interest payments previously paid to the former shareholders of Mandara Spa Asia Limited would be repaid to us, the Company did not record any purchase price (goodwill) related to the Notes. When the contingency was resolved, the settlement amount of the Notes and related interest, if any, was recorded as a component of purchase price. Payment of this "earn-out" was not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

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

         As of December 31, 2002, in connection with the earn-out, approximately $2.8 million in principle and $400,000, of interest became due under the Mandara-US Notes and $1.4 million in principle and $189,000 of interest became due under the Mandara-Asia Notes. In 2003, the Company finalized the earn-out and as a result increased the Mandara-US Notes by approximately $250,000. In accordance with SFAS 141, those amounts have been recorded as a component of purchase price. The amounts are payable in the form of subordinated debt. See Note 7.

  Acquisitions of Operations Subsequently Discontinued

         On July 12, 2001, the Company purchased the assets of GH Day Spas, Inc. and other related entities, which assets, collectively, constitute 11 luxury day spas located at various locations within the United States, as well as the "Greenhouse" mark. This acquisition was part of the execution of the Company's strategy to diversify the Company's operations into the day-spa segment and to garner a widely-known brand name. The Company paid $27.1 million in cash (including approximately $1.0 million in transaction costs) and $4.3 million in common shares. The value of the 170,000 common shares issued was determined based on the average market price of the Company's common shares over the two day period before and after the closing of the acquisition. In addition, $3.0 million of common shares and 200,000 common share options could have been earned by the sellers if certain income levels were obtained through 2003. Such additional contingent purchase price would have been reflected as additional purchase price when, and if, the contingency had been resolved and the earnings were known. Payment of this "earn-out" was not contingent upon the continued employment of the former shareholders. The following table summarizes the fair values of the assets acquired and liabilities assumed as determined by an independent appraisal.

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
		$2,519,000

         In January 2003, the Company entered into an agreement with the sellers to sell back the assets of one of the spas that the Company acquired. As a result of that agreement, no amounts will be due to the sellers in connection with the earn-out provisions discussed above. However, that agreement required the Company to make payments to the sellers of approximately $1.0 million in cash and common shares valued at $99,000.

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
		$1,555,000

         Unaudited pro forma consolidated results of operations, assuming acquisitions had occurred at the beginning of the periods presented, are as follows (excludes the results of acquisitions of the Greenhouse Day Spa assets and DK Partners, Inc. as those results are included in discontinued operations. See Note 5):

December 31, 2001
Revenues	$205,544,000
Income from continuing operations	20,423,000
Basic earnings per share - continuing operations	1.34
Diluted earnings per share - continuing operations	1.29

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

  DISCONTINUED OPERATIONS:

       In the fourth quarter of 2002, the Company approved and committed to a plan to sell or dispose of its day spa segment, with the exception of two of its day spas. The day spa segment primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains (See Note 4). In accordance with SFAS No. 144, the operating results of the day spa segment, excluding the day spas that are being kept, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, on the consolidated balance sheets as of December 31, 2002 and 2003. Additionally, the Company recorded an impairment charge of $14.4 million to adjust the carrying value of the related assets and liabilities to their estimated fair value less costs to sell for the year ended December 31, 2002. During the first quarter ended March 31, 2003, the Company sold and/or disposed of ten day spas and, effective April 15, 2003 the remaining four day spas were sold.

Additional information regarding the disposed day spa segment is as follows:

	December 31,
	2001	2002	2003

Revenues	$6,092,000	$15,491,000	$2,788,000
Loss from operations, net of tax	5,076,000	9,978,000	1,886,000
Loss on disposal, net of tax	--	14,406,000	1,674,000

Assets held for sale
Current assets		$70,000	$557,000
Property and equipment, net		252,000	--
		$322,000	$557,000
Liabilities related to assets held for sale
Accounts payable & accrued expenses		$874,000	$1,279,000
Gift certificate liability		6,011,000	1,351,000
Other liabilities		1,493,000	291,000
		$8,378,000	$2,921,000

       Included in other liabilities were amounts due to a former shareholder of $1,170,000, net of a discount of $304,000 as of December 31, 2002. Amounts due were non-interest bearing and as a result were discounted using an interest rate of 7%. Payments of $313,000 were due over four quarterly installments beginning on June 30, 2002. The last payment was made on March 31, 2003.

       The Company assumed capital lease obligations in connection with its acquisition of the Greenhouse Day Spa chain and DK Partners, Inc. These capital lease obligations included above mature in 2004 at the Company's average borrowing rate of 7%.

       Aggregate maturities of the Company's capital lease obligations are as follows:

Year Ending December 31,

2004	$257,000
Less-amount representing interest	(17,000)
240,000
Less-current portion	(240,000)
Long-term portion	$--

       In connection with the transactions to sell the day spas to third parties, the Company remains liable under the leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $4.7 million.

       In connection with the discontinued day spa operations the President and Chief Executive Officer of the day spas segment terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the second quarter of 2003.

(6)       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

	December 31,
	2002	2003
Operative commissions	$2,050,000	$2,821,000
Minimum line commissions	6,066,000	4,952,000
Payroll and bonuses	2,164,000	3,454,000
Interest	95,000	123,000
Rent	932,000	884,000
Other	4,217,000	4,343,000
	$15,524,000	$16,577,000

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

(7)       LONG-TERM DEBT:

       Long-term debt consists of the following:

	December 31,
	2002	2003
Term loan	$23,347,000	$9,000,000
Revolving loan	9,796,000	9,796,000
Subordinated notes	4,608,000	5,170,000
Note payable	4,100,000	4,100,000
Other debt	390,000	306,000
Total long-term debt	42,241,000	28,372,000
Less: Current portion	(14,528,000)	(9,214,000)
Long-term debt, net of current portion	$27,713,000	$19,158,000

       In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the July 2001 acquisitions (See Note 4) and under the revolving facility have been used for working capital needs. In the first quarter of 2003, the credit agreement was amended to permit the Company to forgo making a portion of the principal payments under the loan during the quarter. Those unpaid principle payments were amortized over the remainder of the term of the loan. In December 2003, the Company entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving loan has been extended one year to July 2, 2005. The maturity date of the term loan is July 2, 2004. The interest rate as of December 31, 2003 was 3.64% for both the term loan and the revolving facility. As of December 31, 2003, there was no availability under the revolving facility.

       The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2003, the Company was in compliance with all of its financial covenants.

       The subordinated notes are the Mandara - US Notes and the Mandara - Asia Notes. The Mandara - US Notes interest accrues quarterly but is payable on the maturity date. The Mandara - Asia Notes interest accrues and is payable quarterly. The interest rates on all the Notes is 9% per annum and they all mature on January 2, 2005.

       The note payable is due to the company that owned a 40% minority interest in Mandara Spa. That note bears interest at approximately 9% due quarterly and matures on various dates through March 31, 2006.

       All of the long-term debt is denominated in US dollars.

       Future maturities as of December 31, 2003 are as follows:

Year Ending December 31,
2004	$9,214,000
2005	16,874,000
2006	2,236,000
2007	17,000
2008	18,000
Thereafter	13,000
$28,372,000

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

       The interest rate swap had a notional amount of $4.5 million as of December 31, 2003 and matures on July 2, 2004. The interest rate swap agreement effectively converts a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. The Company recorded gains (losses) of ($322,000), $89,000 and $226,000 in accumulated other comprehensive income (loss) in 2001, 2002 and 2003, respectively in connection with these swaps. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty creditworthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. The Company reclassified losses of ($197,000), ($403,000) and ($296,000) related to the interest rate swap into interest expense in 2001, 2002 and 2003, respectively. Approximately $7,000 in losses are expected to be reclassified into earnings within the next 12 months as interest payments occur.

(9)       SHAREHOLDERS' EQUITY:

       During 2000, the Company's Board of Directors authorized additional common share repurchases increasing the cumulative share repurchase program to approximately 3,187,000 shares. No shares were repurchased during 2001, 2002 or 2003. The Company repurchased approximately 849,000 shares in 2000. Treasury shares in the amount of $3.2 million that were purchased at the end of 2000 were paid for in January 2001.

(10)      INCOME TAXES:

       The provision (benefit) for income taxes, consists of the following:

	Year Ended December 31,
	2001	2002	2003
U.S. Federal	$(83,000)	$--	$--
U.S. State	(99,000)	--	--
Foreign	920,000	1,670,000	1,615,000
	$738,000	$1,670,000	$1,615,000

Current	$920,000	$1,670,000	$1,615,000
Deferred	(182,000)	--	--
	$738,000	$1,670,000	$1,615,000

       A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and the Company's actual provision is as follows:

	Year Ended December 31,
	2001	2002	2003
Provision using statutory U.S. federal tax rate	$7,869,000	$8,421,000	$8,862,000
Income earned in jurisdictions not subject to income taxes	(7,051,000)	(6,580,000)	(7,084,000)
Effect of state income taxes	8,000	--	--
Other	(88,000)	(171,000)	(163,000)
	$738,000	$1,670,000	$1,615,000

       The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	December 31, 2002	December 31, 2003
Deferred tax assets:
Net operating loss carry forwards	$7,189,000	$22,671,000
Amortization	9,359,000	1,310,000
Depreciation	4,533,000	--
Interest	--	920,000
Accounts receivable allowances	650,000	774,000
Lease Obligations	--	586,000
Unicap and inventory reserves	119,000	129,000
Other accruals	79,000	23,000
Total deferred tax assets	21,929,000	26,413,000

Deferred tax liabilities:
Depreciation	--	(1,931,000)
Total deferred tax liabilities	--	(1,931,000)

	21,929,000	24,482,000
Valuation allowance	(21,929,000)	(24,482,000)
Net deferred tax asset (liability)	$--	$--

       Subsidiaries of the Company have available net operating loss carry forwards ("NOLs") of approximately $58.6 million which are available to offset future taxable income through 2023. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the subsidiaries recent taxable income, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and as a result a valuation allowance has been established. The valuation allowance increased by approximately $2.6 million in 2003.

(11)       COMPREHENSIVE INCOME (LOSS):

       The Company adopted SFAS 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

	Unrealized Losses on Interest Rate Swap	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2000	$--	$(472,000)	$(12,000)	$(484,000)
Current-period activity	(322,000)	424,000	16,000	118,000
Balance, December 31, 2001	(322,000)	(48,000)	4,000	(366,000)
Current-period activity	89,000	891,000	--	980,000
Balance, December 31, 2002	(233,000)	843,000	4,000	614,000
Current-period activity	226,000	1,045,000	(4,000)	1,267,000
Balance, December 31, 2003	$(7,000)	$1,888,000	$--	$1,881,000

(12)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

       The Company has entered into agreements of varying terms with the cruise lines. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. Line commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum line commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum line commissions, the Company guaranteed the following amounts as of December 31, 2003, which include amounts for ships that are not yet in service:

Year	Amount
2004	$29,519,000
2005	27,199,000
$56,718,000

       Revenues are generated primarily on cruise ships. Under the agreements with cruise lines, the Company provides services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately 1.5 years. Cruise line agreements that expire within one year covered 64 of the 109 ships served by the Company. These 64 ships accounted for approximately 43.3% of our 2003 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2003, 2002 and 2001, respectively: Carnival (including Carnival, Costa,

Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar) - 32.3%, 32.8% and 37.9% (percentages were calculated assuming Princess and P&O European Ferries were acquired by Carnival effective January 1, 2001); and Royal Caribbean (including Celebrity) - 23.7%, 24.0% and 26.2%. These companies also account for approximately 88 of the 109 ships served by the Company as of December 31, 2003.  If the Company ceases to serve one of these cruise companies, or a substantial number of ships operated by a cruise company it could adversely affect the Company's financial position and results of operations.

(b)       Operating Leases -

       The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company also makes certain payments to the resorts where the Company operates spas. The resort spas generally require rent based on a percentage of revenues. In addition, as part of the Company's rental arrangements for some of its resort spas, the Company is required to pay a minimum annual rental whether or not such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. The Company incurred approximately $4,403,000, $7,086,000 and $7,663,000 in rental expense under non-cancelable operating leases in 2001, 2002 and 2003, respectively. These amounts exclude amounts due for operating losses related to discontinued operations.

       Minimum annual commitments under operating leases at December 31, 2003 are as follows:

Year	Amount
2004	$5,209,000
2005	4,585,000
2006	4,282,000
2007	3,991,000
2008	3,861,000
Thereafter	16,084,000
$38,012,000

(c)       Employment and Consulting Agreements -

       The Company has entered into employment agreements with certain of its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses in amounts up to the base salaries based on the Company's attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of the Board of Directors of the Company. The Company incurred approximately $1,616,000, $2,729,000 and $2,351,000 in compensation expense under these employment agreements in 2001, 2002 and 2003, respectively.

       Future minimum annual commitments under the Company's employment and consulting agreements at December 31, 2003 are as follows:

Year	Amount
2004	$2,523,000
2005	2,300,000
2006	1,629,000
2007	519,000
$6,971,000

(d)       Product Supply Agreement -

       The Company has an agreement with its principal supplier of raw materials for its products pursuant to which the Company will purchase its raw materials requirements. That agreement expired in December 2003. The manufacturer continues to produce these ingredients for the Company, but is not under a contractual requirement to continue doing so. The Company is currently negotiating a renewal of this agreement. Such agreement provides for no specific minimum commitments. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of the Company's products could have a material adverse effect on its product sales.

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

       The DOE adopted regulations regarding financial responsibility that took effect July 1, 1998. Under the regulations, the DOE calculates three financial ratios for an institution, each of which is scored separately and which are then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution is required to post a letter of credit in favor of the DOE.

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

(13)       RELATED PARTY TRANSACTIONS:

       During 2000, the Company moved its United Kingdom staff training facility into a new facility. Effective June 24, 2000, the Company executed a 20 year commercial office lease in this new facility. The lessor for this facility is a company which is owned by some members of the family of the Chairman of the Board and another officer of the Company. Execution of the lease was approved by a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $199,000, $207,000 and $226,000 in 2001, 2002 and 2003, respectively. Future annual commitments under the lease are $131,000 for the period from December 25, 2000 to June 23, 2005 and $262,000 for the remaining term of the lease, subject to increases in 2010 and 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2003.

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

	Number of Shares	Option Price Per Share
		Low	High	Weighted

Outstanding, December 31, 2000	3,066,044	5.78	34.54	17.19
Granted	1,061,495	15.00	26.28	20.94
Exercised	(334,008)	5.78	18.13	11.45
Cancelled	(25,697)	8.72	20.23	16.49
Outstanding, December 31, 2001	3,767,834	5.78	34.54	18.69

Granted	740,981	10.93	18.65	13.21
Exercised	(216,642)	5.78	20.50	9.38
Cancelled	(238,916)	13.69	34.54	17.97
Outstanding, December 31, 2002	4,053,257	5.78	34.54	18.18

Granted	544,229	13.10	16.46	14.20
Exercised	(74,492)	5.78	15.84	13.86
Cancelled	(676,394)	10.93	34.54	21.58
Outstanding, December 31, 2003	3,846,600	5.78	34.54	17.13

Options available for future grants at December 31, 2003	277,130

       Additional information regarding options outstanding at December 31, 2003 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/03	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
Low	High
$5.78	$10.35	140,800	2.9	$5.78	140,800	$5.78
10.36	13.81	1,437,991	7.2	13.23	989,484	13.34
13.82	17.26	979,819	8.0	15.23	502,703	15.97
17.27	20.72	675,309	6.8	18.99	516,413	19.13
20.73	21.17	5,870	7.5	21.15	3,913	21.15
24.18	26.63	213,762	4.2	25.56	213,762	25.56
27.64	31.08	220,939	5.2	30.54	220,939	30.54
31.09	34.54	172,110	4.2	34.54	172,110	34.54
$5.78	$34.54	3,846,600	6.7	$17.13	2,760,124	$18.17

       Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. During 2003, 2,000 of the stock options were cancelled. These options vest over a three year period. The options outstanding were not included in the computation of the Company's earnings per share because their impact is anti-dilutive. At December 31, 2003, 11,000 options were outstanding and vested.

       The Company has a profit sharing retirement plan for its employees which is qualified under Section 401(k) of the Internal Revenue Code. The Company makes discretionary annual matching contribution based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of its employees. For the years ended December 31, 2001, 2002 and 2003, the aggregate contribution to the plan was $46,000, $53,000 and $40,000, respectively.

(15)       SEGMENT INFORMATION:

       In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates two segments, Spa Operations, and Schools. The significant accounting policies of the segments are the same as those described in Note 2 - "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." Inter-segment transactions are accounted for on an arms-length basis and are eliminated in consolidation.

	Revenues	Operating Income	Depreciation and Amortization	Capital Expenditures	Identifiable Assets
2003
Spa Operations	$264,681,000	$27,058,000	$7,968,000	$6,759,000	$142,180,000
Schools	15,893,000	1,145,000	240,000	102,000	23,425,000
	$280,574,000	$28,203,000	$8,208,000	$6,861,000	$165,605,000
2002
Spa Operations	$233,911,000	$27,514,000	$6,775,000	$6,645,000	$136,817,000
Schools	15,914,000	129,000	225,000	96,000	22,794,000
	$249,825,000	$27,643,000	$7,000,000	$6,741,000	$159,611,000
2001
Spa Operations	$172,491,000	$22,326,000	$3,095,000	$24,950,000	$163,416,000
Schools	16,397,000	614,000	997,000	353,000	25,081,000
	$188,888,000	$22,940,000	$4,092,000	$25,303,000	$188,497,000

       Included in identifiable assets are assets held for sale. Included in Spa Operations and Schools is goodwill of $32.6 million and $14.0 million, respectively, as of December 31, 2003.