Form 10-Q
period 2004-06-30
STEINER LEISURE LTD
filed 2004-08-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [4 ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,913,366 which excludes 1,866,406 treasury shares as of August 3, 2004

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$20,434,000	$27,180,000
Accounts receivable, net	14,118,000	13,877,000
Accounts receivable - students, net	4,409,000	4,040,000
Inventories	16,644,000	21,603,000
Assets held for sale	557,000	557,000
Other current assets	3,848,000	5,003,000
Total current assets	60,010,000	72,260,000
PROPERTY AND EQUIPMENT, net	49,838,000	50,511,000
GOODWILL, net	46,590,000	46,590,000
OTHER ASSETS:
Intangible assets, net	4,936,000	4,656,000
Deferred financing costs, net	637,000	213,000
Other	3,594,000	3,872,000
Total other assets	9,167,000	8,741,000
Total assets	$165,605,000	$178,102,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,687,000	$8,811,000
Accrued expenses	16,577,000	17,864,000
Current portion of long-term debt	9,214,000	5,451,000
Liabilities related to assets held for sale	2,921,000	2,144,000
Current portion of deferred tuition revenue	5,516,000	4,622,000
Gift certificate liability	962,000	912,000
Income taxes payable	2,115,000	2,858,000
Total current liabilities	45,992,000	42,662,000
LONG-TERM DEBT, net of current portion	19,158,000	13,896,000
LONG-TERM DEFERRED RENT	910,000	865,000
LONG-TERM DEFERRED TUITION REVENUE	213,000	212,000
MINORITY INTEREST	47,000	--
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
18,330,000 shares issued in 2003 and 18,711,000 shares issued
in 2004	183,000	187,000
Additional paid-in capital	40,850,000	45,975,000
Accumulated other comprehensive income	1,881,000	1,449,000
Retained earnings	85,742,000	102,227,000
Treasury shares, at cost, 1,866,000 shares in 2003 and 2004	(29,371,000)	(29,371,000)
Total shareholders' equity	99,285,000	120,467,000
Total liabilities and shareholders' equity	$165,605,000	$178,102,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
REVENUES: REVENUES:
Services	$45,897,000	$56,805,000	$91,772,000	$112,772,000
Products	19,935,000	26,223,000	39,225,000	51,161,000
Total revenues	65,832,000	83,028,000	130,997,000	163,933,000
COST OF REVENUES:
Cost of services	37,350,000	44,796,000	74,082,000	89,045,000
Cost of products	14,950,000	19,367,000	29,418,000	37,629,000
Total cost of revenues	52,300,000	64,163,000	103,500,000	126,674,000
Gross profit	13,532,000	18,865,000	27,497,000	37,259,000
OPERATING EXPENSES:
Administrative	3,337,000	4,384,000	6,705,000	8,688,000
Salary and payroll taxes	4,197,000	4,856,000	8,417,000	9,683,000
Total operating expenses	7,534,000	9,240,000	15,122,000	18,371,000
Income from operations	5,998,000	9,625,000	12,375,000	18,888,000
OTHER INCOME (EXPENSE):
Interest expense	(852,000)	(600,000)	(1,819,000)	(1,254,000)
Other income	412,000	25,000	425,000	41,000
Total other income (expense)	(440,000)	(575,000)	(1,394,000)	(1,213,000)
Income from continuing operations before provision for income taxes, minority interest and equity investment	5,558,000	9,050,000	10,981,000	17,675,000
PROVISION FOR INCOME TAXES	309,000	671,000	642,000	1,284,000
Income from continuing operations before minority interest and equity investment	5,249,000	8,379,000	10,339,000	16,391,000
MINORITY INTEREST	4,000	--	6,000	--
INCOME IN EQUITY INVESTMENT	38,000	75,000	140,000	191,000
Income from continuing operations before discontinued operations	5,291,000	8,454,000	10,485,000	16,582,000
LOSS FROM DISCONTINUED OPERATIONS (which includes loss on disposal of $715,000 and $1,548,000 for the three and six months ended 2003 and $2,000 and $7,000 for the three and six months ended 2004, respectively), net of taxes	(1,303,000)	(25,000)	(3,134,000)	(97,000)
Net income	$3,988,000	$8,429,000	$7,351,000	$16,485,000
Income (loss) per share-basic:
Income before discontinued operations	$0.32	$0.51	$0.64	$1.00
Loss from discontinued operations	(0.08)	--	(0.19)	--
	$0.24	$0.51	$0.45	$1.00
Income (loss) per share-diluted:
Income before discontinued operations	$0.32	$0.49	$0.64	$0.97
Loss from discontinued operations	(0.08)	--	(0.19)	(0.01)
	$0.24	$0.49	$0.45	$0.96

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(Unaudited)

	Six Months Ended
	June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$7,351,000	$16,485,000
Loss from discontinued operations	1,586,000	90,000
Loss on disposal of discontinued operations	1,548,000	7,000
Income from continuing operations	10,485,000	16,582,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,609,000	4,354,000
Provision for doubtful accounts	133,000	119,000
Minority interest	(6,000)	--
Income in equity investment	(140,000)	(191,000)
(Increase) decrease in:
Accounts receivable	2,263,000	633,000
Inventories	1,770,000	(4,878,000)
Other current assets	1,559,000	(1,151,000)
Other assets	216,000	(54,000)
Increase (decrease) in:
Accounts payable	(3,540,000)	54,000
Accrued expenses	375,000	1,244,000
Income taxes payable	(335,000)	742,000
Deferred tuition revenue	(276,000)	(895,000)
Gift certificate liability	78,000	(50,000)
Net cash provided by operating activities of continuing operations	16,191,000	16,509,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(3,189,000)	(4,312,000)
Net cash used in investing activities of continuing operations	(3,189,000)	(4,312,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(Unaudited)

	Six Months Ended
	June 30,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments on long-term debt	$(5,407,000)	$(9,058,000)
Debt issuance costs	(298,000)	(26,000)
Proceeds from share option exercises	158,000	5,129,000
Net cash used in financing activities of continuing operations	(5,547,000)	(3,955,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	154,000	(622,000)
NET CASH USED IN DISCONTINUED OPERATIONS	(7,659,000)	(874,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(50,000)	6,746,000
CASH AND CASH EQUIVALENTS,
Beginning of period	15,175,000	20,434,000
CASH AND CASH EQUIVALENTS,
End of period	$15,125,000	$27,180,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,099,000	$790,000

Income taxes	$1,057,000	$585,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our") for the three and six months ended June 30, 2003 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for these interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	June 30,
	2003	2004
Finished Goods	$13,117,000	$16,684,000
Raw Materials	3,527,000	4,919,000
	$16,644,000	$21,603,000

(b)	Goodwill

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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The transaction gains (losses) reflected in administrative expenses were approximately $7,000 and $176,000 for the three months ended June 30, 2003 and 2004, and approximately $(20,000) and $74,000 for the six months ended June 30, 2003 and 2004, respectively. The majority of the Company's income is generated outside of the United States.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Weighted average shares outstanding used in
calculating basic earnings per share	16,393,000	16,668,000	16,389,000	16,574,000
Dilutive common share equivalents	110,000	692,000	95,000	580,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,503,000	17,360,000	16,484,000	17,154,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is anti-dilutive	3,271,000	863,000	2,713,000	1,247,000

For the six months ended June 30, 2004, the Company issued 380,429 shares of its common stock upon the exercise of stock options.
(f)	Stock-Based Compensation

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

The Company applies APB 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's three and six months ended June 30, 2003 and 2004 net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2004	2003	2004
Compensation expense	As reported	$-	$-	$-	$-
	Pro forma	2,240,000	1,331,000	4,410,000	2,758,000
Net income	As reported	3,988,000	8,429,000	7,351,000	16,485,000
	Pro forma	1,748,000	7,098,000	2,941,000	13,727,000
Basic earnings per share	As reported	0.24	0.51	0.45	1.00
	Pro forma	0.11	0.43	0.18	0.83
Diluted earnings per share	As reported	0.24	0.49	0.45	0.96
	Pro forma	0.11	0.41	0.18	0.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 59.1% and 57.7%, risk-free interest rate of 6.0% and 4.0%, expected dividends of $0 and expected term of 6.5 years and 6 years for the three and six months ended June 30, 2003 and 2004, respectively.
(g)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $1,115,000 and $1,516,000 for the three months ended June 30, 2003 and 2004, and approximately $2,550,000 and $3,001,000 for the six months ended June 30, 2003 and 2004, respectively. At December 31, 2003 and June 30, 2004, the amounts of advertising costs included in prepaid expenses were not material.
(h)	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Previously, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Based on the revised guidance, all public companies must apply the provisions of FIN 46(R) to variable interests commonly referred to as special-purpose entities (an "SPE"), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003. Interests created in non-SPE variable interest entities after January 31, 2003 but before December 31, 2003 were subject to the provisions of the original FIN 46 in 2003.  The provisions of FIN 46(R) must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity. We have determined that we have no variable interest entities. As a result, the adoption of FIN 46 did not have an effect on our consolidated financial position or results of operations.

(4)	DISCONTINUED OPERATIONS:

In 2002 and 2003, the Company sold and/or disposed of its day spa segment, with the exception of two of its day spas. The day spa segment primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa segment, excluding the day spas that are being kept, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, in the condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues	$141,000	$--	$2,788,000	$--
Loss from operations, net of taxes	588,000	23,000	1,586,000	90,000
Loss on disposal, net of taxes	715,000	2,000	1,548,000	7,000

	December 31,	June 30,
	2003	2004
Assets held for sale
Current assets	$557,000	$557,000
	$557,000	$557,000
Liabilities related to assets held for sale
Accounts payable & accrued expenses	$1,279,000	$781,000
Gift certificate liability	1,351,000	1,280,000
Other liabilities	291,000	83,000
	$2,921,000	$2,144,000

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $3.8 million as of June 30, 2004.

In connection with the discontinued day spa operations, the President and Chief Executive Officer of the day spas segment terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the second quarter of 2003.

(5)	DERIVATIVE FINANCIAL INSTRUMENT:

Effective September 28, 2003, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Under the swap agreement, the Company agreed to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements were recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company did not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap agreement matured on July 2, 2004. The interest rate swap agreement effectively converted a portion of the Company's London Interbank Offered Rate ("LIBOR") based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. The Company recorded unrealized gains of $81,000 and $0 in accumulated other comprehensive income for the three months ended June 30, 2003 and 2004 and $162,000 and $4,000 for the six months ended June 30, 2003 and 2004, respectively, in connection with this swap. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty creditworthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income (loss). The Company reclassified losses of $80,000 and $3,000 related to the interest rate swap into interest expense in the first three months ended June 30, 2003 and 2004, and $216,000 and $8,000 in the six months ended June 30, 2003 and 2004, respectively.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	June 30,
	2003	2004

Operative commissions	$2,821,000	$3,059,000
Minimum line commissions	4,952,000	5,851,000
Payroll and bonuses	3,454,000	3,375,000
Rent	884,000	884,000
Interest	123,000	123,000
Other	4,343,000	4,572,000
Total	$16,577,000	$17,864,000

(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	June 30,
	2003	2004

Term loan	$9,000,000	$--
Revolving loan	9,796,000	9,796,000
Subordinated notes	5,170,000	5,342,000
Note payable	4,100,000	4,100,000
Other debt	306,000	109,000
Total long-term debt	28,372,000	19,347,000
Less: current portion	(9,214,000)	(5,451,000)
Long-term debt, net of current portion	$19,158,000	$13,896,000

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at LIBOR based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans was used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. In the first quarter of 2003, the credit agreement was amended to permit the Company to forego making a portion of the principal payments under the term loan during the quarter. Those unpaid principal payments were amortized over the remainder of the term of the loan. In December 2003, the Company entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving loan has been extended one year to July 2, 2005. The term loan was scheduled to mature on July 2, 2004 and was repaid in June 2004. The interest rate as of June 30, 2004 was 3.9% for the revolving facility. As of June 30, 2004, there was no availability under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2004, the Company was in compliance with all of these financial covenants.

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

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$3,988,000	$8,429,000	$7,351,000	$16,485,000
Unrealized gain on interest rate
swap, net of taxes	81,000	--	162,000	4,000
Foreign currency translation adjustments,
net of taxes	678,000	(546,000)	509,000	(436,000)
Comprehensive income	$4,747,000	$7,883,000	$8,022,000	$16,053,000

(9)	SEGMENT INFORMATION:

Information about the Company's Spa Operations and Schools segments for the three and six months ended June 30, 2003 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Spa Operations	$61,818,000	$78,911,000	$122,979,000	$155,460,000
Schools	4,014,000	4,117,000	8,018,000	8,473,000
	$65,832,000	$83,028,000	$130,997,000	$163,933,000
Operating Income:
Spa Operations	$5,739,000	$9,134,000	$11,820,000	$17,638,000
Schools	259,000	491,000	555,000	1,250,000
	$5,998,000	$9,625,000	$12,375,000	$18,888,000

	December 31,	June 30
	2003	2004

Identifiable Assets:
Spa Operations	$142,180,000	$153,777,000
Schools	23,425,000	24,325,000
	$165,605,000	$178,102,000

Included in identifiable assets of the Spa Operations segment at December 31, 2003 and June 30, 2004 are assets held for sale of $557,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The cruise industry is subject to significant risks that could affect our results of operations. Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, adverse international developments reducing travel generally, delays in new ship introductions, restricted access of cruise ships to environmentally sensitive regions, increases in fuel costs, shipboard illness outbreaks and potential overcapacity could materially adversely impact the cruise industry.

Our resort spas are dependent on the resort hotel industry for their success. The hotel resort industry is subject to risks that are, in many ways, similar to that of the cruise industry, including the following risks: changes in the national, regional and local economic and/or political climate (including major national or international terrorism, hostilities or other events), local conditions, including oversupply of hotel properties, illnesses, labor unrest, changes in popular travel patterns and other causes of reduced hotel occupancy.

A significant factor in our financial results is the amounts we are required to pay under our agreements with the cruise lines. Certain cruise line agreements provide for increases in percentages of revenues payable over the terms of those agreements. These payments may also be increased under new agreements with cruise lines (and land-based lessors) that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon renewing new agreements with cruise lines.

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

Resort Spas. With respect to our resort spas we measure our performance primarily through average weekly revenue over applicable periods of time.

Schools. With respect to our massage therapy schools, we measure performance by the number of new student enrollments. A new student enrollment occurs each time a new student commences classes at one of our schools.

Products. With respect to sales of our products other than on cruise ships and at our resort and day spas, we measure performance by revenues.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of Steiner Leisure's Annual Report on Form 10-K for 2003 filed with the Securities and Exchange Commission. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Goodwill

Pursuant to SFAS 142 goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As of June 30, 2004, we had unamortized goodwill and intangibles of $51.2 million. In January 2004, we performed the required annual impairment test and determined there was no impairment.

Accounting for Income Taxes

As part of the process of preparing our interim consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.5 million as of June 30, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Previously, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Based on the revised guidance, all public companies must apply the provisions of FIN 46(R) to variable interests commonly referred to as special-purpose entities (an "SPE"), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003. Interests created in non-SPE variable interest entities after January 31, 2003 but before December 31, 2003 were subject to the provisions of the original FIN 46 in 2003.  The provisions of FIN 46(R) must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity. We have determined that we have no variable interest entities. As a result, the adoption of FIN 46 did not have an effect on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Services	69.7%	68.4%	70.1%	68.8%
Products	30.3	31.6	29.9	31.2
Total revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of services	56.7	54.0	56.5	54.3
Cost of products	22.7	23.3	22.5	23.0
Total cost of revenues	79.4	77.3	79.0	77.3
Gross profit	20.6	22.7	21.0	22.7
Operating expenses:
Administrative	5.1	5.3	5.1	5.3
Salary and payroll taxes	6.4	5.8	6.4	5.9
Total operating expenses	11.5	11.1	11.5	11.2
Income from operations	9.1	11.6	9.5	11.5
Other income (expense):
Interest expense	(1.3)	(0.7)	(1.4)	(0.7)
Other income	0.6	--	0.3	--
Total other income (expense)	(0.7)	(0.7)	(1.1)	(0.7)
Income from continuing operations before provision for income taxes, minority interest and equity investment	8.4	10.9	8.4	10.8
Provision for income taxes	0.4	0.8	0.5	0.8
Income from continuing operations before minority interest and equity investment	8.0	10.1	7.9	10.0
Minority interest and equity investment	0.1	0.1	0.1	0.1
Income from continuing operations before discontinued operations	8.1	10.2	8.0	10.1
Loss from discontinued operations, net of taxes	(2.0)	(0.1)	(2.4)	--
Net income	6.1%	10.1%	5.6%	10.1%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues increased approximately 26.1%, or $17.2 million, to $83.0 million in the second quarter of 2004 from $65.8 million in the second quarter of 2003. Of this increase, $10.9 million was attributable to an increase in services revenues and $6.3 million was attributable to an increase in products revenues. The increase in revenues was attributable to an improving leisure industry in the second quarter of 2004 compared to the second quarter of 2003, during which the hostilities in Iraq and the SARS illness had a more significant adverse effect on the leisure industry and our business. Additionally, the increase in revenues was attributable to an average of 10 additional spa ships in service in the second quarter of 2004 compared to the second quarter of 2003. We had an average of 1,454 shipboard staff members in service in the second quarter of 2004 compared to an average of 1,282 shipboard staff members in service in the second quarter of 2003. Revenues per shipboard staff per day increased by 10.8% to $420 in the second quarter of 2004 from $379 in the second quarter of 2003.

Cost of Services. Cost of services increased $7.4 million to $44.8 million in the second quarter of 2004 from $37.4 million in the second quarter of 2003. Cost of services as a percentage of services revenue decreased to 78.9% in the second quarter of 2004 from 81.4% in the second quarter of 2003. This decrease was primarily attributable to increases in staff productively partially offset by increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the second quarter of 2004 compared to the second quarter of 2003.

Cost of Products. Cost of products increased $4.4 million to $19.4 million in the second quarter of 2004 from $15.0 million in the second quarter of 2003. Cost of products as a percentage of products revenue decreased to 73.9% in the second quarter of 2004 from 75.0% in the second quarter of 2003. This decrease was primarily attributable to the introduction and sale of new products with higher margins, partially offset by the increases in commissions allocable to product sales on cruise ships which provide for increases in commissions in the second quarter of 2004 compared to the second quarter of 2003.

Operating Expenses. Operating expenses increased $1.7 million to $9.2 million in the second quarter of 2004 from $7.5 million in the second quarter of 2003. Operating expenses as a percentage of revenues decreased to 11.1% in the second quarter of 2004 from 11.5% in the second quarter of 2003. This decrease was primarily attributable to increases in staff productivity.

Other Income (Expense). Other income (expense) increased $0.2 million to expense of $0.6 million in the second quarter of 2004 from expense of $0.4 million in the second quarter of 2003. This increase was primarily attributable to the receipt of $0.4 million of business interruption insurance proceeds in the second quarter of 2003 offset by a reduction in interest expense in the second quarter of 2004 as a result of a reduction in the outstanding principal amount of our term loan.

Provision for Income Taxes. Provision for income taxes increased $0.4 million to $0.7 million in the second quarter of 2004 from $0.3 million in the second quarter of 2003. The provision for income taxes increased to an overall effective rate of 7.4% for the second quarter of 2004 from an overall effective rate of 5.6% for the second quarter of 2003 primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned for the second quarter of 2004 than such income represented for the second quarter of 2003.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes, decreased $1,278,000 to ($25,000) in the second quarter of 2004 from ($1,303,000) in the second quarter of 2003. The loss on disposal, net of taxes, for the second quarter of 2004 was $2,000 compared to $715,000 for the comparable quarter of 2003. The $1,303,000 loss from discontinued operations in the second quarter of 2003, which included the $715,000 loss on disposal, reflected the impact of four day spas that were sold effective April 15, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues increased approximately 25.1%, or $32.9 million, to $163.9 million in the six months ended June 30, 2004 from $131.0 million in the six months ended June 30, 2003. Of this increase, $21.0 million was attributable to an increase in services revenues and $11.9 million was attributable to an increase in products revenues. The increase in revenues was attributable to an improving leisure industry during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, during which the hostilities in Iraq and the SARS illness had a more significant adverse effect on the leisure industry and our business. Additionally, the increase in revenues was attributable to an average of nine additional spa ships in service in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. We had an average of 1,438 shipboard staff members in service in the six months ended June 30, 2004 compared to an average of 1,283 shipboard staff members in service in the six months ended June 30, 2003. Revenues per shipboard staff per day increased by 8.9% to $414 in the six months ended June 30, 2004 from $380 in the six months ended June 30, 2003.

Cost of Services. Cost of services increased $14.9 million to $89.0 million in the six months ended June 30, 2004 from $74.1 million in the six months ended June 30, 2003. Cost of services as a percentage of services revenue decreased to 79.0% in the six months ended June 30, 2004 from 80.7% in the six months ended June 30, 2003. This decrease was primarily attributable to increases in staff productivity partially offset by increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Cost of Products. Cost of products increased $8.2 million to $37.6 million in the six months ended June 30, 2004 from $29.4 million in the six months ended June 30, 2003. Cost of products as a percentage of products revenue was 73.6% in the six months ended June 30, 2004 compared to 75.0% in the six months ended June 30, 2003. The decrease was primarily attributable to the introduction and sale of new products with higher margins, partially offset by the increase in commissions allocable to product sales on cruise ships which provide for increases in commissions in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Operating Expenses. Operating expenses increased $3.3 million to $18.4 million in the six months ended June 30, 2004 from $15.1 million in the six months ended June 30, 2003. Operating expenses as a percentage of revenues decreased to 11.2% in the six months ended June 30, 2004 from 11.5% in the six months ended June 30, 2003. The decrease was primarily attributable to increases in staff productivity.

Other Income (Expense). Other income (expense) decreased $0.2 million to expense of $1.2 million in the six months ended June 30, 2004 from expense of $1.4 million in the six months ended June 30, 2003. The decrease was primarily attributable to a reduction in interest expense as a result of a reduction in the outstanding principle of our term loan and a reduction in other income as $0.4 million of business interruption insurance proceeds were received during the six months ended June 30, 2003.

Provision for Income Taxes. Provision for income taxes increased $0.6 million to $1.3 million in the six months ended June 30, 2004 from $0.7 million in the six months ended June 30, 2003. The provision for income taxes increased to an overall effective rate of 7.3% for the six months ended June 30, 2003 from an overall effective rate of 5.8% for the six months ended June 30, 2003 primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned for the first six months of 2004 than such income represented for the first six months of 2003.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes, decreased $3.0 million to ($0.1) million in the six months ended June 30, 2004 from ($3.1) million in the six months ended June 30, 2003. The loss on disposal, net of taxes, for the six months ended June 30, 2004 was $7,000 compared to $1.5 million for the comparable period of 2003. The $3.1 million loss from discontinued operations in the six months ended June 30, 2003, which included the $1.5 million loss in disposal, reflected the impact of 14 day spas (ten of which were disposed of during the first quarter of 2003 and four of which were sold effective April 15, 2003).

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2004, cash provided by operating activities of continuing operations was $16.5 million compared with $16.2 million for the six months ended June 30, 2003. This increase was attributable to an increase in net income and changes in working capital items.

During the six months ended June 30, 2004, cash used in investing activities was $4.3 million compared with $3.2 million for the six months ended June 30, 2003. We incurred costs of approximately $2.3 million to complete the buildout of our luxury spa facility at the One&Only Palmilla Resort during the six months ended June 30, 2004.

Steiner Leisure had working capital of approximately $14.0 million at December 31, 2003, compared to working capital of approximately $29.6 million at June 30, 2004.

In October 2003, our premier resort spa division, Mandara Spa, entered into agreements to develop and operate luxury spa facilities at the One&Only Palmilla, a resort in Los Cabos, Mexico, and at the Westin Rio Mar Beach Resort in Puerto Rico. The build-out of the Palmilla spa cost $3.5 million and we estimate that the Westin build-out will cost approximately $1.6 million. The Palmilla spa opened in February 2004 and we estimate that the Westin spa will open by October 2004. We funded the Palmilla build-out, and anticipate funding the Westin build-out, from working capital.

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

These transactions involved our paying to those landlords amounts representing various portions of the rent for the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $3.8 million as of June 30, 2004 under such assigned leases, to the extent the assignees fail to make the required payments.

In addition, in connection with these discontinued operations, Celeste Dunn, the former President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary, terminated her employment with us. In connection with that termination, Ms. Dunn received a severance payment of $748,000 and options to purchase 100,000 of our common shares during the second quarter of 2003.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. In the first quarter of 2003, the credit agreement was amended to permit us to forego making a portion of the principal payments under the term loan during that quarter. Those unpaid principal payments were amortized over the remainder of the term of that loan, which was due and paid in full in June 2004. As a result, we have been, and will be, required to make greater principal payments than would otherwise have been the case had the principal payments for the first quarter of 2003 not been postponed. In December 2003, we entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving loan was extended one year to July 2, 2005. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at LIBOR based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund acquisitions and under the revolving facility have been used for working capital needs. As of June 30, 2004, the term loan had been repaid and approximately $9.8 million was outstanding under the revolving facility. At June 30, 2004, the interest rate on the revolving facility was 3.9%. We anticipate repaying the revolving facility from working capital.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2004, we were in compliance with these covenants.

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

The interest rate swap matured on July 2, 2004. The interest rate swap agreement effectively converted a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. We recorded gains of $81,000 and $0 in accumulated other comprehensive income for the three months ended June 30, 2003 and 2004 and $162,000 and $4,000 for the six months ended June 30, 2003 and 2004, respectively. We reclassified losses of $80,000 and $3,000 related to the interest rate swap into interest expense for the three months ended June 30, 2003 and 2004, respectively, and $216,000 and $8,000 in the six months ended June 30, 2003 and 2004, respectively.

During the six months ended June 30, 2004, we received proceeds of $5.1 million from share option exercises.

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

The interest rate swap agreement matured on July 2, 2004. The interest rate swap agreement effectively converted a portion of the Company's LIBOR based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. The Company recorded unrealized gains of $81,000 and $0 in accumulated other comprehensive income for the three months ended June 30, 2003 and 2004, respectively, and $162,000 and $4,000 for the six months ended June 30, 2003 and 2004, respectively, in connection with this swap. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty creditworthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income (loss). The Company reclassified losses of $80,000 and $3,000 related to the interest rate swap into interest expense in the first three months ended June 30, 2003 and 2004, respectively, and $216,000 and $8,000 in the six months ended June 30, 2003 and 2004, respectively.

Item 4.  Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Our Chief Executive Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of June 30, 2004, that they are effective as described above.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004, identified in connection with an evaluation performed by management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 17, 2004. At the Annual Meeting, the following matters were considered and voted upon:

Charles D. Finkelstein and Jonathan D. Mariner were elected as Class II directors and David S. Harris was elected as a new Class I director. The votes cast with respect to the election of Messrs. Finkelstein and Mariner were as follows: 14,925,350 shares were voted "for" each of the nominees, and 285,992 shares were voted "against" each of the nominees. There were no votes withheld for either of the nominees. The votes cast with respect to the election of Mr. Harris were as follows: 15,078,175 shares were voted "for" the nominee and 133,167 shares were voted "against" the nominee. There were no votes withheld for the nominee.

A proposal to approve the adoption by the Company of its 2004 Equity Incentive Plan, replacing the Company's Amended and Restated 1996 Share Option and Incentive Plan, was approved based on the following vote: 10,482,565 "for," 3,354,519 "against" and 271,231 abstentions.

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ended December 31, 2004 was approved based on the following vote: 15,210,342 votes "for," 300 votes "against" and 700 abstentions.

PART II. - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.31	2004 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the fiscal quarter ended June 30, 2004:

Report dated April 29, 2004 furnished on Item 12 disclosing our reported earnings for the fiscal quarter ended March 31, 2004. This Report on Form 8-K is not deemed to be incorporated by reference into any of our filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Stephen B. Lazarus
Stephen B. Lazarus Chief Financial Officer (principal accounting officer)

    The following is a list of all exhibits filed as a part of this report:

Exhibit Number	Description

10.31	2004 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.