Form 10-Q
period 2004-09-30
STEINER LEISURE LTD
filed 2004-11-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [4 ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,331,346, which excludes 1,866,406 treasury shares, as of November 2, 2004

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$20,434,000	$30,208,000
Accounts receivable, net	14,118,000	12,128,000
Accounts receivable - students, net	4,409,000	5,226,000
Inventories	16,644,000	22,949,000
Assets held for sale	557,000	557,000
Other current assets	3,848,000	4,672,000
Total current assets	60,010,000	75,740,000
PROPERTY AND EQUIPMENT, net	49,838,000	49,761,000
GOODWILL, net	46,590,000	46,590,000
OTHER ASSETS:
Intangible assets, net	4,936,000	4,539,000
Deferred financing costs, net	637,000	143,000
Other	3,594,000	3,935,000
Total other assets	9,167,000	8,617,000
Total assets	$165,605,000	$180,708,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,687,000	$8,513,000
Accrued expenses	16,577,000	20,517,000
Current portion of long-term debt	9,214,000	4,873,000
Liabilities related to assets held for sale	2,921,000	1,932,000
Current portion of deferred tuition revenue	5,516,000	5,679,000
Gift certificate liability	962,000	865,000
Income taxes payable	2,115,000	3,035,000
Total current liabilities	45,992,000	45,414,000
LONG-TERM DEBT, net of current portion	19,158,000	--
LONG-TERM DEFERRED RENT	910,000	829,000
LONG-TERM DEFERRED TUITION REVENUE	213,000	212,000
MINORITY INTEREST	47,000	--
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
18,330,000 shares issued in 2003 and 18,990,000 shares issued
in 2004	183,000	190,000
Additional paid-in capital	40,850,000	49,788,000
Accumulated other comprehensive income	1,881,000	2,164,000
Retained earnings	85,742,000	111,482,000
Treasury shares, at cost, 1,866,000 shares in 2003 and 2004	(29,371,000)	(29,371,000)
Total shareholders' equity	99,285,000	134,253,000
Total liabilities and shareholders' equity	$165,605,000	$180,708,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
REVENUES: REVENUES:
Services	$52,717,000	$61,666,000	$144,489,000	$174,438,000
Products	22,246,000	28,434,000	61,471,000	79,595,000
Total revenues	74,963,000	90,100,000	205,960,000	254,033,000
COST OF REVENUES:
Cost of services	42,156,000	48,952,000	116,238,000	137,997,000
Cost of products	16,631,000	21,335,000	46,049,000	58,964,000
Total cost of revenues	58,787,000	70,287,000	162,287,000	196,961,000
Gross profit	16,176,000	19,813,000	43,673,000	57,072,000
OPERATING EXPENSES:
Administrative	3,777,000	4,652,000	10,482,000	13,340,000
Salary and payroll taxes	4,199,000	4,930,000	12,616,000	14,613,000
Total operating expenses	7,976,000	9,582,000	23,098,000	27,953,000
Income from operations	8,200,000	10,231,000	20,575,000	29,119,000
OTHER INCOME (EXPENSE):
Interest expense	(832,000)	(224,000)	(2,651,000)	(1,478,000)
Other income	68,000	45,000	493,000	86,000
Total other income (expense)	(764,000)	(179,000)	(2,158,000)	(1,392,000)
Income from continuing operations before provision for income taxes, minority interest and equity investment	7,436,000	10,052,000	18,417,000	27,727,000
PROVISION FOR INCOME TAXES	562,000	875,000	1,204,000	2,159,000
Income from continuing operations before minority interest and equity investment	6,874,000	9,177,000	17,213,000	25,568,000
MINORITY INTEREST	2,000	--	8,000	--
INCOME IN EQUITY INVESTMENT	109,000	101,000	249,000	292,000
Income from continuing operations before discontinued operations	6,985,000	9,278,000	17,470,000	25,860,000
LOSS FROM DISCONTINUED OPERATIONS (which includes loss on disposal of $94,000 and $1,642,000, and $3,000 and $8,000, for the three and nine months ended September 2003 and 2004, respectively), NET OF TAXES	(135,000)	(23,000)	(3,269,000)	(120,000)
Net income	$6,850,000	$9,255,000	$14,201,000	$25,740,000
Income (loss) per share-basic:
Income before discontinued operations	$0.43	$0.55	$1.07	$1.55
Loss from discontinued operations	(0.01)	--	(0.20)	(0.01)
	$0.42	$0.55	$0.87	$1.54
Income (loss) per share-diluted:
Income before discontinued operations	$0.41	$0.52	$1.05	$1.49
Loss from discontinued operations	--	--	(0.20)	(0.01)
	$0.41	$0.52	$0.85	$1.48

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(Unaudited)

	Nine Months Ended
	September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$14,201,000	$25,740,000
Loss from discontinued operations	1,627,000	112,000
Loss on disposal of discontinued operations	1,642,000	8,000
Income from continuing operations	17,470,000	25,860,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,765,000	6,064,000
Provision for doubtful accounts	193,000	246,000
Minority interest	(8,000)	--
Income in equity investment	(249,000)	(292,000)
(Increase) decrease in:
Accounts receivable	1,834,000	1,072,000
Inventories	1,797,000	(6,296,000)
Other current assets	1,517,000	(822,000)
Other assets	378,000	(16,000)
Increase (decrease) in:
Accounts payable	(2,511,000)	(220,000)
Accrued expenses	2,858,000	3,884,000
Income taxes payable	(55,000)	924,000
Deferred tuition revenue	747,000	162,000
Gift certificate liability	35,000	(97,000)
Net cash provided by operating activities of continuing operations	29,771,000	30,469,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(4,798,000)	(5,136,000)
Acquisition, net of cash acquired	(250,000)	--
Net cash used in investing activities of continuing operations	(5,048,000)	(5,136,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(Unaudited)

	Nine Months Ended
	September, 30,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments on long-term debt	$(9,997,000)	$(23,499,000)
Debt issuance costs	(468,000)	(26,000)
Proceeds from share option exercises	1,051,000	8,945,000
Net cash used in financing activities of continuing operations	(9,414,000)	(14,580,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	211,000	130,000
NET CASH USED IN DISCONTINUED OPERATIONS	(8,350,000)	(1,109,000)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	7,170,000	9,774,000
CASH AND CASH EQUIVALENTS,
Beginning of period	15,175,000	20,434,000
CASH AND CASH EQUIVALENTS,
End of period	$22,345,000	$30,208,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,686,000	$965,000

Income taxes	$1,349,000	$928,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited condensed consolidated statements of operations of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our") for the three and nine months ended September 30, 2003 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for these interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Steiner Leisure is a worldwide provider of spa services. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, now known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly-owned subsidiary of Steiner Group. These operations consisted almost entirely of offering spa services and products on cruise ships. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.
(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	September 30,
	2003	2004
Finished Goods	$13,117,000	$16,738,000
Raw Materials	3,527,000	6,211,000
	$16,644,000	$22,949,000

(b)	Goodwill

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

The Company files a consolidated tax return for its United States subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. For any partnership interest (including limited liability companies), the Company records its allocable share of income, gains, losses, deductions and credits of the partnership.
(d)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The transaction gains (losses) reflected in administrative expenses were approximately $55,000 and $(71,000) for the three months ended September 30, 2003 and 2004, respectively, and approximately $75,000 and $3,000 for the nine months ended September 30, 2003 and 2004, respectively. The majority of the Company's income is generated outside of the United States.
(e)	Earnings Per Share

Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options. The computation of weighted average common shares and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Weighted average shares outstanding used in
calculating basic earnings per share	16,418,000	16,981,000	16,399,000	16,711,000
Dilutive common share equivalents	444,000	919,000	212,000	693,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,862,000	17,900,000	16,611,000	17,404,000
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is anti-dilutive	1,366,000	864,000	1,913,000	607,000

For the nine months ended September 30, 2004, the Company issued 660,000 of its common shares upon the exercise of stock options.
(f)	Stock-Based Compensation

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

The Company applies APB 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's three and nine months ended September 30, 2003 and 2004 net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2003	2004	2003	2004
Compensation expense	As reported	$--	$--	$--	$--
	Pro forma	2,417,000	1,002,000	7,071,000	3,385,000
Net income	As reported	6,850,000	9,255,000	14,201,000	25,740,000
	Pro forma	4,433,000	8,253,000	7,130,000	22,355,000
Basic earnings per share	As reported	0.42	0.55	0.87	1.54
	Pro forma	0.27	0.49	0.43	1.34
Diluted earnings per share	As reported	0.41	0.52	0.85	1.48
	Pro forma	0.26	0.46	0.43	1.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 58.5% and 56.3%, risk-free interest rate of 6.0% and 4.0%, expected dividends of $0 and expected term of 6.5 years and 6 years for the three and nine months ended September 30, 2003 and 2004, respectively.
(g)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $1,454,000 and $1,488,000 for the three months ended September 30, 2003 and 2004, respectively ,and approximately $4,004,000 and $4,489,000 for the nine months ended September 30, 2003 and 2004, respectively. At December 31, 2003 and September 30, 2004, the amounts of advertising costs included in prepaid expenses were not material.
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

In 2002 and 2003, the Company sold or otherwise disposed of the assets constituting its day spa segment, with the exception of two of its day spas. The day spa segment primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa segment, excluding the day spas that are being kept, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, in the condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$--	$--	$2,788,000	$--
Loss from operations, net of taxes	41,000	20,000	1,627,000	112,000
Loss on disposal, net of taxes	94,000	3,000	1,642,000	8,000

	December 31,	September 30,
	2003	2004
Assets held for sale
Current assets	$557,000	$557,000
	$557,000	$557,000
Liabilities related to assets held for sale
Accounts payable & accrued expenses	$1,279,000	$636,000
Gift certificate liability	1,351,000	1,268,000
Other liabilities	291,000	28,000
	$2,921,000	$1,932,000

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $3.3 million as of September 30, 2004.

In connection with the discontinued day spa operations, the President and Chief Executive Officer of the day spas segment terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the second quarter of 2003.

(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	September 30,
	2003	2004

Operative commissions	$2,821,000	$2,909,000
Minimum line commissions	4,952,000	6,594,000
Payroll and bonuses	3,454,000	4,362,000
Rent	884,000	922,000
Interest	123,000	4,000
Other	4,343,000	5,726,000
Total	$16,577,000	$20,517,000

(6)	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	September 30,
	2003	2004

Term loan	$9,000,000	$--
Revolving loan	9,796,000	4,796,000
Subordinated notes	5,170,000	--
Note payable	4,100,000	--
Other debt	306,000	77,000
Total long-term debt	28,372,000	4,873,000
Less: current portion	(9,214,000)	(4,873,000)
Long-term debt, net of current portion	$19,158,000	$--

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at LIBOR based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. In the first quarter of 2003, the credit agreement was amended to permit the Company to forego making a portion of the principal payments under the term loan during the quarter. Those unpaid principal payments were amortized over the remainder of the term of the loan. In December 2003, the Company entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving loan has been extended one year to July 2, 2005. The term loan was scheduled to mature on July 2, 2004 and was repaid in June 2004. The interest rate as of September 30, 2004 was 4.4% for the revolving facility. As of September 30, 2004, there was $4.3 million available under the revolving facility. The outstanding amount due under the revolving facility was repaid in October 2004.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2004, the Company was in compliance with all of these financial covenants.

The subordinated notes due to the former owners of a 60% interest in our Mandara Spa operations were repaid in the third quarter of 2004. Interest on the $3.9 million note accrued quarterly and was paid at settlement. Interest on the $1.4 million note accrued and was payable quarterly. The interest rate on the notes was 9% per annum.

The note payable was due to the company that formerly owned a 40% minority interest in Mandara Spa. That note was repaid during the third quarter of 2004. The interest rate on the note was 9% per annum.

All of the long-term debt is denominated in US dollars.
(7)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$6,850,000	$9,255,000	$14,201,000	$25,740,000
Unrealized gain on interest rate
swap, net of taxes	56,000	--	218,000	4,000
Foreign currency translation adjustments,
net of taxes	242,000	715,000	751,000	279,000
Comprehensive income	$7,148,000	$9,970,000	$15,170,000	$26,023,000

(8)	SEGMENT INFORMATION:

Information about the Company's Spa Operations and Schools segments for the three and nine months ended September 30, 2003 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Spa Operations	$71,053,000	$85,911,000	$194,032,000	$241,372,000
Schools	3,910,000	4,189,000	11,928,000	12,661,000
	$74,963,000	$90,100,000	$205,960,000	$254,033,000
Income from Operations:
Spa Operations	$7,926,000	$9,867,000	$19,746,000	$27,505,000
Schools	274,000	364,000	829,000	1,614,000
	$8,200,000	$10,231,000	$20,575,000	$29,119,000

	December 31,	September 30,
	2003	2004

Identifiable Assets:
Spa Operations	$142,180,000	$154,779,000
Schools	23,425,000	25,929,000
	$165,605,000	$180,708,000

Included in identifiable assets of the Spa Operations segment at December 31, 2003 and September 30, 2004 are assets held for sale of $557,000.
(9)	SUBSEQUENT EVENT:

In October 2004, the Company sold its 49% ownership interest in each of two entities that operate resort spas in Thailand and China, respectively, to the 51% owner thereof. The aggregate purchase price for those interests was approximately $1.5 million. In connection with those transactions, the Company has licensed the "Mandara" mark to the purchaser for use in connection with resort spas in certain Asian countries.  The Company will record a gain of approximately $1.4 million  in connection with this transaction.

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

Our revenues are generated principally from our cruise ship operations. Accordingly, our success and our growth is dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular.

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

Our resort spas are dependent on the resort hotel industry for their success. The resort hotel industry is subject to risks that are, in many ways, similar to that of the cruise industry, including the following risks: changes in the national, regional and local economic and/or political climate (including major national or international terrorism, hostilities or other events), local conditions, including oversupply of hotel properties, illnesses, labor unrest, changes in popular travel patterns and other causes of reduced hotel occupancy.

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

Resort Spas. With respect to our resort spas, we measure our performance primarily through average weekly revenue over applicable periods of time.

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

Goodwill

Pursuant to SFAS 142 goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As of September 30, 2004, we had unamortized goodwill and intangibles of $51.1 million. In January 2004, we performed the required annual impairment test and determined there was no impairment.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.5 million as of September 30, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Services	70.3%	68.4%	70.2%	68.7%
Products	29.7	31.6	29.8	31.3
Total revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of services	56.2	54.3	56.4	54.3
Cost of products	22.2	23.7	22.4	23.2
Total cost of revenues	78.4	78.0	78.8	77.5
Gross profit	21.6	22.0	21.2	22.5
Operating expenses:
Administrative	5.1	5.1	5.1	5.3
Salary and payroll taxes	5.6	5.5	6.1	5.8
Total operating expenses	10.7	10.6	11.2	11.1
Income from operations	10.9	11.4	10.0	11.4
Other income (expense):
Interest expense	(1.1)	(0.2)	(1.3)	(0.6)
Other income	0.1	--	0.3	--
Total other income (expense)	(1.0)	(0.2)	(1.0)	(0.6)
Income from continuing operations before provision for income taxes, minority interest and equity investment	9.9	11.2	9.0	10.8
Provision for income taxes	0.7	1.0	0.6	0.8
Income from continuing operations before minority interest and equity investment	9.2	10.2	8.4	10.0
Minority interest and equity investment	0.1	0.1	0.1	0.1
Income from continuing operations before discontinued operations	9.3	10.3	8.5	10.1
Loss from discontinued operations, net of taxes	(0.2)	--	(1.6)	--
Net income	9.1%	10.3%	6.9%	10.1%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Revenues increased approximately 20.2%, or $15.1 million, to $90.1 million in the third quarter of 2004 from $75.0 million in the third quarter of 2003. Of this increase, $8.9 million was attributable to an increase in services revenues and $6.2 million was attributable to an increase in products revenues. The increase in revenues was attributable to an improving leisure industry in the third quarter of 2004 compared to the third quarter of 2003, during which the hostilities in Iraq and the SARS illness had a more significant adverse effect on the leisure industry and our business. Additionally, the increase in revenues was attributable to an average of eight additional spa ships in service in the third quarter of 2004 compared to the third quarter of 2003. These positive developments were partially offset by the cancellation or disruption of certain cruises and the closure of certain resort spas and campuses of our massage therapy schools as a result of a very active 2004 hurricane season. We had an average of 1,514 shipboard staff members in service in the third quarter of 2004 compared to an average of 1,381 shipboard staff members in service in the third quarter of 2003. Revenues per shipboard staff per day increased by 9.3% to $448 in the third quarter of 2004 from $410 in the third quarter of 2003.

Cost of Services. Cost of services increased $6.8 million to $49.0 million in the third quarter of 2004 from $42.2 million in the third quarter of 2003. Cost of services as a percentage of services revenue decreased to 79.4% in the third quarter of 2004 from 80.0% in the third quarter of 2003. This decrease was primarily attributable to increases in staff productivity, partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the third quarter of 2004 compared to the third quarter of 2003 and the impact of fixed costs that were not offset by revenues as a result of the cancellation of cruises and the closing of certain resort spas and campuses of our massage therapy schools during the active 2004 hurricane season.

Cost of Products. Cost of products increased $4.7 million to $21.3 million in the third quarter of 2004 from $16.6 million in the third quarter of 2003. Cost of products as a percentage of products revenue increased to 75.0% in the third quarter of 2004 from 74.8% in the third quarter of 2003. This increase was primarily attributable to the increases in commissions allocable to product sales on cruise ships covered by agreements which provide for increases in commissions in the third quarter of 2004 compared to the third quarter of 2003 and the cost of product promotions to aid sales efforts in North America after the active 2004 hurricane season.

Operating Expenses. Operating expenses increased $1.6 million to $9.6 million in the third quarter of 2004 from $8.0 million in the third quarter of 2003. Operating expenses as a percentage of revenues decreased to 10.6% in the third quarter of 2004 from 10.7% in the third quarter of 2003. This decrease was primarily attributable to increases in staff productivity.

Other Income (Expense). Other income (expense) decreased $0.6 million to expense of $0.2 million in the third quarter of 2004 from expense of $0.8 million in the third quarter of 2003. This decrease was primarily attributable to a reduction in interest expense in the third quarter of 2004 as a result of the repayment of all of our outstanding debt with the exception of amounts outstanding under our revolving line of credit.

Provision for Income Taxes. Provision for income taxes increased $0.3 million to $0.9 million in the third quarter of 2004 from $0.6 million in the third quarter of 2003. The provision for income taxes increased to an overall effective rate of 8.7% for the third quarter of 2004 from an overall effective rate of 7.6% for the third quarter of 2003 primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned for the third quarter of 2004 than such income represented for the third quarter of 2003.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes, decreased $112,000 to $23,000 in the third quarter of 2004 from $135,000 in the third quarter of 2003. The loss on disposal, net of taxes, for the third quarter of 2004 was $3,000 compared to $94,000 for the third quarter of 2003. The $135,000 loss from discontinued operations in the third quarter of 2003, which included the $94,000 loss on disposal, reflected costs incurred to wind down the day spa operations that were disposed of during the first four months of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues increased approximately 23.3%, or $48.1 million, to $254.0 million in the nine months ended September 30, 2004 from $205.9 million in the nine months ended September 30, 2003. Of this increase, $30.0 million was attributable to an increase in services revenues and $18.1 million was attributable to an increase in products revenues. The increase in revenues was attributable to an improving leisure industry during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, during which the hostilities in Iraq and the SARS illness had a more significant adverse effect on the leisure industry and our business. Additionally, the increase in revenues was attributable to an average of eight additional spa ships in service in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. We had an average of 1,464 shipboard staff members in service in the nine months ended September 30, 2004 compared to an average of 1,316 shipboard staff members in service in the nine months ended September 30, 2003. Revenues per shipboard staff per day increased by 9.0% to $426 in the nine months ended September 30, 2004 from $391 in the nine months ended September 30, 2003.

Cost of Services. Cost of services increased $21.8 million to $138.0 million in the nine months ended September 30, 2004 from $116.2 million in the nine months ended September 30, 2003. Cost of services as a percentage of services revenue decreased to 79.1% in the nine months ended September 30, 2004 from 80.4% in the nine months ended September 30, 2003. This decrease was primarily attributable to increases in staff productivity partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Cost of Products. Cost of products increased $12.9 million to $58.9 million in the nine months ended September 30, 2004 from $46.0 million in the nine months ended September 30, 2003. Cost of products as a percentage of products revenue decreased to 74.1% in the nine months ended September 30, 2004 from 74.9% in the nine months ended September 30, 2003. The decrease was primarily attributable to the introduction and sale of new products with higher margins, partially offset by the increase in commissions allocable to product sales on cruise ships which provide for increases in commissions in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Operating Expenses. Operating expenses increased $4.9 million to $28.0 million in the nine months ended September 30, 2004 from $23.1 million in the nine months ended September 30, 2003. Operating expenses as a percentage of revenues decreased to 11.1% in the nine months ended September 30, 2004 from 11.2% in the nine months ended September 30, 2003. The decrease was primarily attributable to increases in staff productivity.

Other Income (Expense). Other income (expense) decreased $0.8 million to expense of $1.4 million in the nine months ended September 30, 2004 from expense of $2.2 million in the nine months ended September 30, 2003. The decrease was primarily attributable to a reduction in interest expense as a result of the repayment of all of our outstanding debt with the exception of amounts outstanding under our revolving line of credit and a reduction in other income as $0.4 million of business interruption insurance proceeds were received during the nine months ended September 30, 2003.

Provision for Income Taxes. Provision for income taxes increased $1.0 million to $2.2 million in the nine months ended September 30, 2004 from $1.2 million in the nine months ended September 30, 2003. The provision for income taxes increased to an overall effective rate of 7.8% for the nine months ended September 30, 2003 from an overall effective rate of 6.5% for the nine months ended September 30, 2003 primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned for the first nine months of 2004 than such income represented for the first nine months of 2003.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes, decreased $3.2 million to $0.1 million in the nine months ended September 30, 2004 from $3.3 million in the nine months ended September 30, 2003. The loss on disposal, net of taxes, for the nine months ended September 30, 2004 was $8,000 compared to $1.6 million for the comparable period of 2003. The $3.3 million loss from discontinued operations in the nine months ended September 30, 2003, which included the $1.6 million loss on disposal, reflected the impact of 14 day spas (ten of which were disposed of during the first quarter of 2003 and four of which were disposed of effective April 15, 2003).

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2004, cash provided by operating activities of continuing operations was $30.5 million compared with $29.8 million for the nine months ended September 30, 2003. This increase was attributable to an increase in net income and changes in working capital items.

During the nine months ended September 30, 2004, cash used in investing activities was $5.1 million compared with $5.0 million for the nine months ended September 30, 2003. We incurred costs of approximately $2.3 million and $750,000, respectively, to build out our luxury spa facilities at the One&Only Palmilla Resort and the Westin Rio Mar Beach Resort during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, cash used in financing activities was $14.6 million compared with $9.4 million for the nine months ended September 30, 2003. This increase was attributable to the repayment of all of our outstanding debt with the exception of amounts outstanding under our revolving line of credit, which was repaid in October 2004, offset by the receipt of $8.9 million which represents the exercise price of options exercised during 2004.

Steiner Leisure had working capital of approximately $14.0 million at December 31, 2003, compared to working capital of approximately $30.3 million at September 30, 2004.

In October 2003, our premier resort spa division, Mandara Spa, entered into agreements to develop and operate luxury spa facilities at the One&Only Palmilla, a resort in Los Cabos, Mexico, and at the Westin Rio Mar Beach Resort in Puerto Rico. The build-out of the Palmilla spa cost approximately $3.5 million and the Westin spa build-out will cost approximately $1.6 million. The Palmilla spa opened in February 2004 and the Westin spa opened in November 2004. We funded these build-outs from working capital.

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

These transactions involved our paying to those landlords amounts representing various portions of the rent for the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $3.3 million as of September 30, 2004 under these assigned leases, to the extent the assignees fail to make the required payments.

In addition, in connection with these discontinued operations, Celeste Dunn, the former President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary, terminated her employment with us. In connection with that termination, Ms. Dunn received a severance payment of $748,000 and options to purchase 100,000 of our common shares during the second quarter of 2003.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. In the first quarter of 2003, the credit agreement was amended to permit us to forego making a portion of the principal payments under the term loan during that quarter. Those unpaid principal payments were amortized over the remainder of the term of that loan, which was due in July 2004 and paid in full in June 2004. As a result, we were required to make greater principal payments than would otherwise have been the case had the principal payments for the first quarter of 2003 not been postponed. In December 2003, we entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving line of credit was extended one year to July 2, 2005. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at LIBOR based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund our 2001 land-based spa acquisitions and borrowings under the revolving facility have been used for working capital needs. As of September 30, 2004, the term loan had been repaid and approximately $4.8 million was outstanding under the revolving facility. At September 30, 2004, the interest rate on the revolving facility was 4.4%. We repaid all outstanding amounts due under the revolving facility from working capital in October 2004.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2004, we were in compliance with these covenants.

Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

During the nine months ended September 30, 2004, we received proceeds of $8.9 million, which represents the exercise price of options for shares of common stock exercised during 2004.

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

    our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in areas with histories of economic and/or political instability and/or which are susceptible to significant adverse weather conditions;

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

Our Chief Executive Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of September 30, 2004, that they are effective as described above.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, identified in connection with an evaluation performed by management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2004

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Stephen B. Lazarus
Stephen B. Lazarus Chief Financial Officer (principal accounting officer)

Exhibit Index

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