Form 10-K
period 2004-12-31
STEINER LEISURE LTD
filed 2005-03-16
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $326,529,708 as of June 30, 2004, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2004, which is the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 23, 2005, the registrant had 18,131,421 common shares issued and outstanding, which excludes 1,866,406 treasury shares.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed on or before April 30, 2005, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

i

PART I

ITEM 1.    OUR BUSINESS

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited) is a worldwide provider of spa services. In our facilities, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities and at third party retail outlets. Our cruise line and land-based resort customers include Carnival Cruise Lines, Caesars Entertainment, Celebrity Cruises, Crystal Cruises, Cunard Cruise Lines, Hilton Hotels, Holland America Line, Kerzner International, Marriott Hotels, Norwegian Cruise Lines, Princess Cruises, Royal Caribbean Cruises and Seabourn Cruise Line. As of February 23, 2005, we served 118 cruise ships representing 19 cruise lines, and operated 50 resort spas and two day spas. Our maritime services are provided under agreements with cruise lines with terms which range in duration from one to five years. Our land-based services are provided under leases with resort operators and other lessors and have terms ranging, typically, from three to 15 years.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 23, 2005, 83 of the 118 ships that we served had large spa facilities. Ships with large spas provided us with average weekly revenues of $47,585 in 2003 and $51,791 in 2004, as compared to average weekly revenues of $13,088 in 2003 and $14,420 in 2004 for the other ships we served. Our services include massage, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and a variety of other specialized beauty and body treatments. Our range of services is designed to capitalize on the growing consumer trend toward health awareness, personal care and fitness.

We also provide, primarily through Mandara® Spa, our premier luxury resort spa brand, spa services similar to those we provide on cruise ships at resort hotels located in the United States, the Caribbean, Asia, the Pacific, Mexico and other locations and at our Elemis® luxury day spas in Coral Gables, Florida and London, England.

We develop and sell a variety of high quality beauty products under our Elemis, La Therapie™ and Mandara® trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products of third parties, including a variety of hair care products under the Steiner® name. We manufacture and private label a total of more than 250 different products. These products include beauty preparations such as aromatherapy oils, cleansers and creams, other skin care preparations, hair care products, moisturizers and lotions, and nail care products. We sell our products on board the ships that we serve, at our land-based spas, through third party land-based retail and wholesale outlets, mail order and our web sites, including http://www.timetospa.com and http://www.elemis.com.

During 2004, services accounted for approximately 68% of our revenues and products accounted for approximately 32% of our spa-related revenues.

Steiner Leisure also owns and operates three post-secondary schools (comprised of a total of seven campuses) located in Florida, Virginia, Maryland and Pennsylvania. Offering degrees in massage therapy and skin care, these schools train and qualify spa professionals for health and beauty positions within the Steiner family of companies or other industry entities.

Since the majority of our revenues is derived from shipboard services and product sales, it would be impracticable to present our financial information by geographic area. We operate in two segments, Spa Operations and Schools. Financial information about our segments can be found in Note (15) to our financial statements included in this Annual Report on Form 10-K.

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

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 35 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 6.9 million in 2000 to approximately 9.0 million in 2004, representing a compound annual growth rate of approximately 6.9%. As of February 23, 2005, approximately 102 of the 118 ships we served offered North American Cruises.

A study reported by CLIA in 2004, indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. "Being pampered" achieved the greatest positive distinction. We believe our services offer a therapeutic and indulgent experience to passengers, and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise ship experience.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 23, 2005, 83 of the ships that we served offered large spa facilities. Three of the four of the new ships scheduled to be introduced in 2005 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 23, 2005, Steiner Leisure provided its services and products to 19 cruise lines representing a total of 118 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Steiner, Mandara, Elemis and Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 23, 2005 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served

Carnival (l)	20	Oceania	2
Celebrity (2)	9	Orient (4)	1
Costa (l)	11	P&O European Ferries (1)	1
Crystal	3	Princess (1)	16
Cunard (l)	1	Royal Caribbean (2)	19
D.R. Holdings (3)	1	Seabourn (1)	3
Disney	2	Silver Seas	4
Holland America (1)	12	Unicom	1
MTC	1	Windstar (1)	1
Norwegian (4)	10
		Total	118

_____________________

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar.
  Celebrity is owned by Royal Caribbean.
  We are currently serving this cruise line without a written agreement.
  Norwegian and Orient are owned by Star Cruises. We are currently serving one Norwegian ship without a written agreement.

The cruise lines served by us are scheduled to introduce four new ships into service through the end of 2005. We expect to perform services on all of these ships, all of which are currently covered by our cruise line agreements. The cruise lines for which these four ships are scheduled to enter service are as follows: Carnival, Norwegian, Oceania and Princess.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2004, 2003 and 2002, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 32.4%, 32.3% and 32.8%, and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 23.9%, 23.7% and 24.0%. The Carnival percentages are calculated as if Princess and P&O European Ferries had been acquired by Carnival effective January 1, 2002; in fact that acquisition was effective in January 2003. These companies, combined, accounted for 93 of the 118 ships served by us as of February 23, 2005. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it would materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the agreements cover all of the then-operating ships of a cruise line. New arrangements must often be negotiated between us and a cruise line as ships enter service. The agreements have specified terms ranging from one to five years, with an average remaining term per ship of approximately four years as of February 23, 2005. As of that date, cruise line agreements that expire within one year covered 17 of the 118 ships served by us. These 17 ships accounted for approximately 5.0% of our revenue in 2004. We typically are able to begin negotiations to renew agreements that are set to expire approximately six months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 23, 2005, agreements for four ships provide for termination for any reason by the cruise line on 90 days notice and we served two ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2004, these payments are required by cruise line agreements covering a total of 27 ships served by us and one additional ship not yet in service. As of December 31, 2004, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $28.8 million in 2005 and $28.7 million in 2006, $29.9 million in 2007, $31.1 million in 2008, $22.6 million in 2009 and $10.6 million in 2010. These amounts could increase under new, or renewed, agreements.

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

  In July 2001, we acquired a 60% interest in, and commenced operating Mandara luxury spas at resorts, principally in Asia, the Pacific, the United States and the Caribbean, including as a joint venturer. We acquired the remaining interests in Mandara Spa in March and December 2002.

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

  In February 2004, Mandara Spa began operating a luxury spa at the One&Only Palmilla, a resort in Los Cabos, Baja, Mexico.

  In November 2004, Mandara Spa began operating a luxury spa at the Westin Rio Mar Beach Resort in Rio Grande, Puerto Rico.

  In October 2004, we sold our 49% interests in the joint ventures through which we operated 12 Mandara resort spas in Thailand and two Mandara resort spas in China to RGR International, a Thailand-based hotel operator, and our former joint venture partner. Those 14 resort spas are now operated by RGR under the "Mandara" name pursuant to a license agreement with us.

  In January 2005, Mandara Spa entered into an agreement to fund the build-out of, and to operate a luxury spa at, the Dolphin and Swan Hotels near Orlando, Florida. That luxury spa is scheduled to open in the summer of 2005.

As a result of these activities, a substantial portion of our business now consists of the operation of 50 luxury spas at resorts in a number of countries, the operation of a luxury day spa in the United States and the operation of a luxury day spa in the United Kingdom.

Our Resort Spas

As of February 23, 2005, we provided luxury spa services at resorts in the following locations:

Country	Number of Resort Spas
United States(1)	7
Indonesia	11
Malaysia	6
Maldive Islands	7
Guam	6
French Polynesia	3
Saipan	3
Bahamas	2
Aruba	1
Bahrain	1
Fiji	1
Japan	1
Mexico	1
Total	50

(1) Including Puerto Rico

The resort spas we operate range in size from 2,000 square feet to 32,000 square feet.

In addition, we license the "Mandara" mark to RGR International, a Thailand-based hotel operator, which operates 12 "Mandara" resort spas in Thailand and two "Mandara" resort spas in China, and license the "Greenhouse" mark to the operator of a "Greenhouse" day spa in New York City and a "Greenhouse" destination spa near Dallas, Texas.

Land-Based Spa Leases

We operate our land-based spas pursuant to lease arrangements with the owners of the properties involved. Our resort spas generally require rent based on the percentage of our revenues. In addition, as part of the percentage rental arrangements for some of our resort spas, we are required to pay a minimum annual rental amount whether or not such amount would be required to be paid under the percentage rent arrangement. In addition, in connection with our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Resort, the Mohegan Sun Resort, the One&Only Palmilla, the Westin Rio Mar and at certain other resorts, in order to obtain the leases for these premises, we agreed to build out the spa facilities there at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $13.7 million. In January 2005, we entered into an agreement to fund the build-out of, and operate, a luxury spa at the Dolphin and Swan Hotels near Orlando, Florida. We estimate that the build-out will cost approximately $2.5 million. We believe that in order to procure leases for the large spas at resorts in the future, we may be required to build out, in whole or in part, the spa facilities at those resorts at our expense. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of the expenditures we have spent to date on the build-out of resort spa facilities. The terms of the leases for our resort spas range, typically, from three to 15 years.

Certain of our resort spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2004, Steiner Leisure had guaranteed total minimum payments to resorts of approximately: $2.8 million in 2005, $2.8 million in 2006, $2.3 million in 2007, $2.3 million in 2008, $2.1 million in 2009, and $8.3 million in total thereafter.

Massage Therapy Schools

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree courses in massage therapy, skin care and related areas. In April 2000, we acquired two post-secondary massage therapy schools (a total of four campuses, including one which was closed in January 2004) located in Maryland, Pennsylvania and Virginia. As of February 23, 2005, there were 1,360 students attending our schools. We are eligible to participate in student financial assistance programs administered by the U.S. Departments of Education and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs. We sell our Elemis product line at our schools.

We believe the schools have the potential to provide us with the services of skilled and trained staff for our land-based facilities and may assist us in creating new channels for distribution of our Elemis product range.

Discontinued Operations

In July 2001, we purchased the assets of the Greenhouse Day Spa business. As a result, we acquired 11 luxury day spas under the "Greenhouse" name at various locations in the United States and acquired the "Greenhouse" mark. Also in July 2001, we purchased C.Spa, which operated six day spas in California. We opened an additional "Greenhouse" day spa in February 2002. In the fourth quarter of 2002, we decided to dispose of, or otherwise close 17 of those 18 day spas. The remaining day spa is located at a hotel and is continuing to operate as part of our resort spa operations. As of April 15, 2003, all 17 of these day spas had been closed pursuant to agreements with landlords and/or agreements with third party acquirers of the spas' assets, including their leases.

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

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. We provide services to our guests on a personal basis. We employ staff who are professional, attentive and able to continue our tradition of catering to the needs of individual guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Our land-based staff are recruited primarily from the regions where the facilities at which they would work are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care. Our training emphasizes the importance of an individualized and therapeutic experience for our guests. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

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

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 23, 2005, we commenced serving 77 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our resort spas could help our growth since it could encourage the operators of those resorts to have us provide services at new resorts that they may open or acquire in the future. For example, in February 2004, Mandara Spa commenced operating a luxury spa at the One&Only Palmilla Resort in Los Cabos, Mexico. That resort is operated by an affiliate of the entity that operates the Atlantis and Ocean Club resorts in the Bahamas where we have operated luxury spas for several years.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 15.4% from 1999 through 2004. Steiner Leisure's products are sold primarily to our spa guests and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our web sites, including http://www.timetospa.com and http://www.elemis.com. We have increased our retail product sales through third-party, land-based channels, marketing campaigns aimed at mail order customers and enhanced training of our employees with respect to new products. We believe that there is a significant opportunity to increase our product retail sales from the growth in our customer base resulting from our land-based spa operations as well as through other distribution channels in the United States, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

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

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We have often assisted cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. Through the remainder of 2005, we are scheduled to begin serving an additional three ships with large spa facilities.

Adding New Services and Products. We regularly consider expanding the menu of services and products we offer to our shipboard and land-based customers. Among other things, we have recently added teeth whitening services at some of our shipboard and land-based spas.

Our Services

Our goal is to provide our guests with a therapeutic and indulgent experience in an atmosphere of individualized attention. Steiner Leisure provides a broad range of high quality personal services. The treatment techniques we use include those developed by us in response to the needs and requests of our guests. Our pricing is based on the nature of the services and the location of the facility where they are performed. Our services include the following:

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps, and aromatherapy and hydrotherapy treatments. On ships, the number of private treatment rooms available for these services ranges from one to 14, depending on the size of the ship. The number of our staff providing these services on a ship ranges from two to 23. At our land-based spas the number of treatment rooms varies from two to 36 and the number of our staff providing services varies from three to approximately 140.

Beauty and Hair. At all of our facilities we offer a broad variety of beauty treatments, including a variety of anti-aging treatments. At all of our shipboard, and certain of our land-based, facilities we operate a hair styling salon which provides services to women, men and children and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to 12 hair styling stations as well as stations for manicures and pedicures. We staff each facility with one to seven employees performing hair, nail and beauty services.

Shipboard Spas. Since the late 1980s, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 23, 2005, large spas were found on 83 of the ships that we served. We expect to serve an additional three new ships with large spa facilities that are anticipated to begin service through the end of 2005. These spas provide enlarged fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 2004, our average weekly revenues on ships with large spas was approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 23, 2005, we operated fitness facilities on 110 of the ships we serve and at 13 of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, Steiner Leisure provides from one to three fitness instructors, depending on ship size. At certain of our resort spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but generally require fees at our resort spas.

Retail Boutiques. In addition to the retail product sales at our land-based spas, in connection with some of our spa facilities, we operate boutiques selling spa- and resort-related products and accessories.

Facilities Design

In general, the shipboard facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted, or are assisting, in the design of facilities for more than 62 ships we have served. We also have designed some of the luxury spas at the resorts and day spas we operate. We believe that our participation in the design of these facilities has resulted in the construction of facilities permitting improved quality of service and increased revenues to us at these facilities. We believe that our involvement in the design of these facilities also has enabled us to obtain additional agreements with the cruise lines and resort hotels.

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our land-based spas have similar operating hours.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Applicants for employment with Steiner Leisure must possess a willingness to provide outstanding personal service. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question.

Each shipboard employment candidate must complete a rigorous training program at our facilities near London, England. We can train up to approximately 180 employees at a time, in various courses and stages of training, at these facilities. The training course for shipboard service personnel is typically conducted over a period of two to six weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care and the unique requirements of our respective cruise line customers. Our land-based spa employees are required to have had prior training. All shipboard and land-based employees also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. Our employees are educated with respect to all of our services and products to enable them to cross-market our services and products. We also train candidates to manage our spas. This training covers, among other things, maximization of revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line and resort personnel.

Students trained at our United States massage therapy schools may be employed by us at our land-based facilities, as well as on cruise ships we serve.

Products

Steiner Leisure sells high quality personal care products for men and women. We also offer our products through our land-based spas, the retail outlets of our massage therapy schools, and salons, retail stores and other third party land-based retail and wholesale outlets. We also sell products through mail order and our web sites at http://www.timetospa.com and http://www.elemis.com. The beauty products offered include aromatherapy oils as well as cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories. Hair care products offered include shampoos, conditioners and related products. Most of the products sold by us are from our Elemis and La Therapie product lines. Steiner Leisure sells a variety of premium quality Elemis skin care products made primarily from premium quality natural ingredients and a variety of premium quality La Therapie skin care products. Almost all of the raw materials for Elemis and La Therapie products are sourced from a premier French manufacturer. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Production, packaging and distribution of our Elemis and La Therapie products are conducted at our facilities in Bridgewater, England.

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

We believe that our Elemis luxury day spa in London, England, has helped our Elemis product distribution in the United Kingdom as a result of the name recognition gained from that spa and the opportunity it has provided us to demonstrate the application of our products, and we believe that our Elemis luxury day spa in Coral Gables, Florida can similarly assist our Elemis product distribution efforts in the United States.

Competition

Steiner Leisure is a worldwide provider of spa services. However, both our shipboard and land-based services and products face competition.

On cruise ships we compete with passenger activity alternatives and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One of our cruise line customers recently, for a period of time, provided shipboard services and products similar to those we provide with its own personnel on two of its ships and another cruise line we serve has engaged the services of another third party provider on one of its ships. One or more additional cruise lines could elect to provide these services and products themselves or through other third party providers in the future. There currently are several other entities offering services to the cruise industry similar to those provided by us, including Harding Brothers, Canyon Ranch and others.

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

The post-secondary education market is highly competitive. Our schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. The slow-down in the technology sector that commenced several years ago caused a number of our competitors who have traditionally offered instruction in that sector to modify their course offerings. A number of those schools are now offering or contemplating offering programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do.

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

Regulation

The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have cruise line agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry. Our shipboard and land-based staff are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions.

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

Our massage therapy schools are subject to extensive regulation by federal and state authorities. A primary reason for this is that our students participate in financial aid programs administered by governmental agencies. Among others, our operations are subject to the requirements of the federal Higher Education Act ("HEA") and the regulations promulgated thereunder by the Department of Education ("DOE"). Our schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or other sanctions. Because a majority of our students pay their tuition with financial assistance from these programs, our continued eligibility to participate in these programs is critical to the success of our schools.

The HEA and its implementing regulations also require that an institution's administration of Title IV program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV program funds or violated a provision of the HEA or the DOE's regulations, that institution could be subject to sanctions.

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

In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states and the DOE. Additionally, each institution must be accredited by an agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, the administrative and financial operations of the institution to ensure that each institution has the resources to perform its educational mission.

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

Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

Employees

As of February 23, 2005, Steiner Leisure had a total of 3,464 employees. Of that number, 2,811 worked in spa operations, 33 were involved in the recruiting and training of spa personnel, 121 were involved in teaching at our massage therapy schools, 85 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 414 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms generally of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive a salary plus a commission based on the volume of revenue generated by their staff. Employees at our land-based spas generally are employed without contracts, on an at-will basis. Our land-based therapists generally receive a base salary that is either augmented by commissions or bonuses or replaced by commissions when the base salary is exceeded, as the case may be. Land-based spa managers receive a salary, plus bonuses, if applicable, based on various criteria. We are in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and Ocean Club resorts in the Bahamas becoming subject to a collective bargaining agreement, and certain of our non-management employees at our luxury spa at the One&Only Palmilla resort in Los Cabos, Mexico, currently are covered by a collective bargaining agreement. None of our other employees currently are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position

Clive E. Warshaw	62	Chairman of the Board
Leonard I. Fluxman	46	President and Chief Executive Officer and a Director
Glenn J. Fusfield	42	Chief Operating Officer
Stephen B. Lazarus	41	Senior Vice President and Chief Financial Officer
Robert C. Boehm	50	Senior Vice President and General Counsel
Amanda Jane Francis	39	Senior Vice President - Operations of Steiner Transocean
Sean C. Harrington	38	Managing Director of Elemis Limited
Jeffrey Matthews	48	President and Chief Operating Officer of Mandara Spa Asia Limited
Thomas Posey	49	President and Chief Operating Officer of Mandara Spa LLC
Robert Schaverien	40	Managing Director of Steiner Training Limited
Tod Gibbs	38	Chief Operating Officer of Steiner Education Group, Inc.

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

Tod M. Gibbs has served as Chief Operating Officer of our Steiner Education Group, Inc. subsidiary, which operates our massage therapy schools, since November 2004.  From November 2002 until joining us, he was the South Florida Region President of American InterContinental University, a postsecondary education provider owned by Career Education Corporation.  From July 1995 through October 2002, Mr. Gibbs held various positions, including Campus President, for Education America, Inc., a postsecondary education provider.  From December 1993 through June 1995, he was Director of Human Resources and Customer Service for GSP, Inc., a manufacturer and distributor of point of sale systems, and from June 1992 through November 1993 Mr. Gibbs was Regional Operations Director for Vandalia Enterprises, Incorporated, a postsecondary education provider.

Web Site Access to SEC Reports

Our Internet web site can be found at http://www.steinerleisure.com. Information contained on our Internet web site is not part of this report.

We make available, free of charge through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on our web site as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

All of our land-based spas, offices, schools and other facilities are leased. In the case of our resort spas, our leases are with the operators of the resorts. In the case of our day spas, our leases are with the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC, a Florida subsidiary of Steiner Leisure and our administrative services affiliate, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our Florida schools are located in Pompano Beach, Miami, Maitland and Bradenton. Our other U.S. Schools are located in Maryland (Baltimore), Pennsylvania (York) and Virginia (Charlottesville). Our shipboard staff training facilities and the administrative offices of our Elemis Limited subsidiary are located in Harrow Weald, near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. We administer our United States day spa operations from our Coral Gables offices and our London day spa from the offices of Elemis Limited. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables and administer Mandara's Asian and Central Pacific operations from offices in Bali, Indonesia. We believe that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares and Related Matters

Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Stock Market.

2003	High	Low
First Quarter	$14.50	$9.43
Second Quarter	16.21	9.82
Third Quarter	19.68	14.20
Fourth Quarter	21.50	13.06

2004	High	Low
First Quarter	$18.56	$14.40
Second Quarter	22.00	16.15
Third Quarter	25.26	20.79
Fourth Quarter	30.40	21.69

As of March 3, 2005, there were 21 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 7,300 beneficial owners of the common shares.

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

Dividends and other distributions from Bahamas international business companies ("IBCs"), such as Steiner Leisure and its Bahamas IBC subsidiaries, are not subject to exchange control approval by the Central Bank of The Bahamas (the "Central Bank") except for those payable to residents of The Bahamas. In all other material respects the exchange control regulations do not apply to IBCs whose operations are exclusively carried on outside The Bahamas, such as our principal subsidiary. We cannot assure you that this exemption for IBCs will continue indefinitely, or for any particular length of time in the future.

The information required by Item 201(d) of Regulation S-K is included in Item 12 of Part III of this Report.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2004. The balance sheet data as of December 31, 2002, 2003 and 2004 and the statement of operations data for the years ended December 31, 2002, 2003 and 2004 were derived from our financial statements which have been audited by Ernst & Young LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2001 and the statement of operations data for the year ended December 31, 2001 has been audited by Ernst & Young. The balance sheet data as of December 31, 2000 and the statements of operations data for the year ended December 31, 2000 were derived from our financial statements which have been audited by Arthur Andersen LLP, which is no longer our auditor and has ceased providing auditing services. These financial statements are not included herein. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2000	2001(1)(2)	2002(2)	2003(2)	2004(2)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$102,334	$124,966	$172,084	$195,731	$233,350
Products	59,482	63,922	77,741	84,843	108,141
Total revenues	161,816	188,888	249,825	280,574	341,491
Cost of Revenues:
Cost of services	77,349	96,466	137,189	157,476	185,294
Cost of products	44,071	48,001	58,239	63,598	80,512
Total cost of revenues	121,420	144,467	195,428	221,074	265,806
Gross profit	40,396	44,421	54,397	59,500	75,685
Operating expenses:
Administrative	8,365	9,447	13,399	14,508	18,493
Salary and payroll taxes	7,990	11,293	13,355	16,789	18,838
Amortization of goodwill	651	741	--	--	--
Total operating expenses	17,006	21,481	26,754	31,297	37,331
Income from operations	23,390	22,940	27,643	28,203	38,354
Other income (expense):
Interest expense	(2)	(1,696)	(3,714)	(3,392)	(1,525)
Other income	1,667	1,238	130	510	1,679
Total other income (expense)	1,665	(458)	(3,584)	(2,882)	154
Income from continuing operations before provision for income taxes, minority interest and equity investment	25,055	22,482	24,059	25,321	38,508
Provision for income taxes	1,289	738	1,670	1,615	2,912
Income from continuing operations before minority interest and equity investment	23,766	21,744	22,389	23,706	35,596
Minority interest	(20)	118	(1,122)	3	--
Income in equity investment	--	104	371	273	292
Income from continuing operations before discontinued operations and cumulative of a change in accounting principle	23,746	21,966	21,638	23,982	35,888
Income (loss) from discontinued operations, net of taxes	-	(5,076)	(24,384)	(3,560)	90
Cumulative effect of a change in accounting principle, net of taxes	--	--	(29,644)	--	--
Net income (loss)	$23,746	$16,890	$(32,390)	$20,422	$35,978

Earnings per common share (1)
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.55	$1.44	$1.36	$1.46	$2.12
Income (loss) from discontinued operations	--	(0.33)	(1.53)	(0.22)	0.01
Cumulative effect of a change in accounting principle	--	--	(1.86)	--	--
	$1.55	$1.11	$(2.03)	$1.24	$2.13

Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.50	$1.38	$1.33	$1.44	$2.03
Income (loss) from discontinued operations	--	(0.32)	(1.51)	(0.21)	0.01
Cumulative effect of a change in accounting principle	--	--	(1.82)	--	--
	$1.50	$1.06	$(2.00)	$1.23	$2.04

Basic weighted average shares outstanding	15,337	15,229	15,935	16,415	16,899
Diluted weighted average shares outstanding	15,802	15,863	16,212	16,668	17,643

BALANCE SHEET DATA:
Working capital (deficit)	$36,973	$(3,846)	$917	$13,913	$55,519
Total assets	88,227	188,497	159,611	165,605	200,018
Long-term debt, net of current portion	-	31,883	27,713	19,158	--
Shareholders' equity	64,562	100,254	76,446	99,285	157,129

_____________________

(1) These amounts have been adjusted to reflect the day spas segment as discontinued operations.

(2) In July 2001, we acquired a 60% equity interest in the Mandara Spa chain. In March 2002, we acquired an additional 20% equity interest in Mandara, and we purchased the remaining interest effective December 31, 2002. This transaction was accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to their acquisition.

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

The cruise industry is subject to significant risks that could affect our results of operations. Among other things, accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and possible increases in fuel costs could materially adversely impact the cruise industry.

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

An increasing amount of revenues have come from our third party retail product sales. We distribute these products through third party retail outlets, our web sites, mail order and other channels.

We also offer post secondary degree and non-degree programs in massage therapy, skin care and related areas at our schools in Florida (comprised of four campuses) and our two schools (comprised of a total of three campuses) in Maryland, Pennsylvania and Virginia. Recently, the financial results of our schools have been less than we had anticipated. January 2004, we terminated operations at our campus in Winchester, Virginia and we cannot assure you that we will continue to operate all of the remaining campuses for any specified period of time.

Since our revenues are generated primarily from our cruise ship and resort spa operations, our success depends to a significant extent on the success of the cruise line and resort industries. In the few years preceding 2004, the cruise line and resort industries had experienced certain declines as a result of various factors impacting the demand for vacations including, among other things, fears of terrorist attacks, such as those of September 11, 2001, and potential and actual armed hostilities in Iraq and elsewhere, recessionary economic conditions worldwide, outbreaks of illnesses on ships and in countries where we operate resort spas as well as the adverse publicity surrounding these and other events. In addition, increased competition for cruise ship passengers resulting from increased passengers capacities among the large cruise lines, accentuated by the foregoing factors, had caused cruise lines to discount fares in order to increase passenger counts. Passengers who cruise solely due to these discounts may reflect their cost consciousness by not spending on discretionary items, such as our products and services.

The foregoing factors adversely affected our earnings in 2002 and 2003. Although it is not possible to identify the precise financial impact on us of each of these factors, these occurrences adversely impacted the travel and leisure industry in general, and the cruise and resort industries and us in particular. Beginning in the second half of 2003, however, our results improved following the end of formal hostilities in Iraq and the absence of significant illness outbreaks aboard ships or in countries where our resort spas are located. It is not possible to state with certainty what caused the improved results, and the cruise industry continues to offer discount ticket prices from time to time.

We believe that a more stable international political climate as well as the absence of publicized mass illnesses affecting ships or resort venues has led to better results for the cruise line and resort industries in 2004. We also believe that continued improved results for those industries could lead to improved results for us.

Weather also can impact our results, and did so in 2004. The multiple hurricanes that hit Florida and other regions in the third quarter caused cancellation or disruption of certain cruises and the closure of certain of our resort spas and campuses of our massage therapy schools, which had adverse affects on us. In addition, the strong Tsunami that hit various Asian regions in December resulted in damage to, and the continued closing of most of our operations in the Maldive Islands. We cannot provide assurance as to when any of those operations will be re-opened, if at all. In addition, we cannot provide assurance as to the extent of insurance proceeds we will receive in connection with the Tsunami losses or the effects of these losses on our 2005 financial results.

Other factors also can adversely affect our financial results. An increasing percentage of cruise passengers who use our services are repeat customers of ours. These repeat customers are less likely to purchase our products than new customers. In addition, there is an increasing demand for "medi-spa" services (dermatological and other medical-type services) by spa customers. In order for us to meet this demand, we will be required to expend funds on new facilities and, if necessary, find appropriate third parties to assist us in providing these services. In addition to these expenditures, these services could increase the risk of personal injury liability to us.

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

Cost of revenues includes:

  cost of services, including an allocable portion of wages paid to shipboard employees and wages paid directly to land-based spa employees, payments to cruise lines and land-based spa lessors and other staff-related shipboard expenses, spa facilities depreciation, as well as, with respect to our schools, directly attributable campus costs such as rent and employee wages; and

  cost of products, including an allocable portion of wages paid to shipboard employees, payments to cruise lines and land-based spa lessors and other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual commissions payable over the term of cruise line agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements.

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

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment or impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of good will is less than the carrying or book value. As of December 31, 2004, we had unamortized goodwill and intangibles of $51.0 million. In January 2005, we performed the required annual impairment test and determined there was no impairment.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $25.3 million as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities on Interpretation of ARB No. 51" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Previously, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Based on the revised guidance, all public companies must apply the provisions of FIN 46(R) to variable interests commonly referred to as special-purpose entities (an "SPE"), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003. Interests created in non-SPE variable interest entities after January 31, 2003 but before December 31, 2003 were subject to the provisions of the original FIN 46 in 2003. The provisions of FIN 46(R) must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity. We have determined that we have no variable interest entities. As a result, the adoption of FIN 46 did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. This statement is effective for us in the third quarter of 2005. We have not yet determined which of the alternative transaction methods we will use upon adoption of this new statement. However, based on preliminary estimates, if we were to elect to adopt this statement with retroactive effect to January 1, 2005, our additional 2005 share-based compensation expense would be approximately $5 million.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues:
Services	68.9%	69.8%	68.3%
Products	31.1	30.2	31.7
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	54.9	56.1	54.3
Cost of products	23.3	22.7	23.6
Total cost of revenues	78.2	78.8	77.9
Gross profit	21.8	21.2	22.1
Operating expenses:
Administrative	5.4	5.2	5.4
Salary and payroll taxes	5.3	6.0	5.5
Total operating expenses	10.7	11.2	10.9
Income from operations	11.1	10.0	11.2
Other income (expense):
Interest expense	(1.5)	(1.2)	(0.4)
Other income	0.1	0.2	0.5
Total other income (expense)	(1.4)	(1.0)	0.1
Income from continuing operations before provision for income taxes, minority interest and equity investment	9.7	9.0	11.3
Provision for income taxes	0.7	0.6	0.9
Income from continuing operations before minority interest and equity investment	9.0	8.4	10.4
Minority interest and equity investment	(0.3)	0.1	0.1
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	8.7	8.5	10.5
Loss from discontinued operations, net of taxes	(9.8)	(1.3)	--
Cumulative effect of a change in accounting principle, net of taxes	(11.9)	--	--
Net income (loss)	(13.0)%	7.2%	10.5

2004 Compared to 2003

Revenues. Revenues increased approximately 21.7%, or $60.9 million, to $341.5 million in 2004 from $280.6 million in 2003. Of this increase, $37.6 million was attributable to an increase in services revenues and $23.3 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an improving leisure industry in 2004 as compared to 2003, during which the hostilities in Iraq and the SARS illness had a more significant adverse effect on the leisure industry and our business. The increase in revenues also was attributable to an average of eight additional large spa ships in service in 2004 compared to 2003. These positive developments were partially offset by the cancellation or disruption of certain cruises and the closure of certain resort spas and campuses of our massage therapy schools as a result of a very active 2004 hurricane season. We had an average of 1,471 shipboard staff members in service in 2004 compared to an average of 1,333 shipboard staff members in service in 2003. Revenues per shipboard staff per day increased by 8.9% to $427 in 2004 from $392 in 2003 due to increased staff productivity.

Cost of Services. Cost of services increased $27.8 million from $157.5 million in 2003 to $185.3 million in 2004. Cost of services as a percentage of services revenue decreased to 79.4% in 2004 from 80.5% in 2003. This decrease was primarily attributable to increases in staff productivity, partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in 2004 as compared to 2003.

Cost of Products. Cost of products increased $16.9 million from $63.6 million in 2003 to $80.5 million in 2004. Cost of products as a percentage of products revenue decreased to 74.5% in 2004 from 75.0% in 2003. This decrease was primarily attributable to the introduction and sale of new products with higher margins, partially offset by the increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in commissions in 2004 compared to 2003.

Operating Expenses. Operating expenses increased $6.0 million from $31.3 million in 2003 to $37.3 million in 2004. Operating expenses as a percentage of revenues decreased to 10.9% in 2004 from 11.2% in 2003. The decrease was primarily attributable to increases in revenues not being accompanied by proportionate increases in fixed costs.

Other Income (Expense). Other income (expense) decreased $3.1 million from expense of $2.9 million in 2003 to income of $0.2 million in 2004. This decrease was primarily attributable to a reduction in interest expense as a result of the repayment of all of our outstanding debt and a gain of approximately $1.5 million related to the sale of the Company's 49% ownership interest in each of two entities that operate spas in Thailand and China, respectively, to the 51% owner thereof during the fourth quarter of 2004.

Provision for Income Taxes. Provision for income taxes increased $1.3 million from expense of $1.6 million in 2003 to expense of $2.9 million in 2004. The provision for income taxes increased to an overall effective rate of 7.6% for 2004 from an overall effective rate of 6.4% for 2003 primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned in 2004 than such income represented in 2003.

Income (Loss) from Discontinued Operations, Net of Tax. The income (loss) from discontinued operations decreased $3.7 million from a loss of ($3.6) million in 2003 to income of $0.1 million in 2004. The gain on disposal for 2004 was $145,000 compared with a loss on disposal of $1.7 million in 2003. The $3.6 million loss from discontinued operations in 2003, which included the $1.7 million loss on disposal, reflected the impact of 14 day spas (ten of which were disposed of during the first quarter of 2003 and four of which were disposed effective April 15, 2003).

2003 Compared to 2002

Revenues. Revenues increased approximately 12.3%, or $30.8 million, to $280.6 million in 2003 from $249.8 million in 2002. Of this increase, $23.7 million was attributable to an increase in services revenues and $7.1 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of seven additional large spa ships in service in 2003 compared to 2002. The increase was also attributable to the improved performance of our land-based spas in 2003 compared to 2002, which reflected significantly greater impact from the terrorist attacks of September 11, 2001. We had an average of 1,333 shipboard staff members in service in 2003 compared to an average of 1,187 shipboard staff members in service in 2002. Revenues per shipboard staff per day decreased by 1.3% to $392 in 2003 from $397 in 2002. This decrease is attributable to an increase in the percentage of our shipboard staff represented by fitness instructors, who generate less revenues than other shipboard service providers, and by other non-revenue generating staff.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of operations data on a quarterly basis for 2003 and 2004 and the percentage of revenues represented by the line items presented. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality, generally resulting in the third quarter being the strongest quarter for us. The quarterly selected statements of operations data set forth below were derived from the Unaudited Consolidated Financial Statements of Steiner Leisure (and excludes the day spa segment, which is reported in discontinued operations) which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

Fiscal Year 2003				Fiscal Year 2004
First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)

Statement of Operations Data:
Revenues	$65,165	$65,832	$74,963	$74,614	$80,905	$83,028	$90,100	$87,458
Gross profit	13,965	13,532	16,176	15,827	18,394	18,865	19,813	18,613
Administrative, salary and payroll taxes	7,588	7,534	7,976	8,199	9,131	9,240	9,582	9,378
Income from continuing operations	5,194	5,291	6,985	6,512	8,128	8,454	9,278	10,028
Discontinued operations	(1,831)	(1,303)	(135)	(291)	(72)	(25)	(23)	210
Net income	3,363	3,988	6,850	6,221	8,056	8,429	9,255	10,238
Basic earnings per share	$0.21	$0.24	$0.41	$0.38	$0.49	$0.51	$0.55	$0.59
Diluted earnings per share	$0.20	$0.24	$0.41	$0.37	$0.48	$0.49	$0.52	$0.56
As a Percentage of Revenues:
Gross profit	21.4%	20.6%	21.6%	21.2%	22.7%	22.7%	22.0%	21.3%
Administrative, salary and payroll taxes	11.6%	11.4%	10.6%	11.0%	11.3%	11.1%	10.6%	10.7%
Income from continuing operations	8.0%	8.0%	9.3%	8.7%	10.0%	10.2%	10.3%	11.5%
Discontinued operations	(2.8)%	(2.0)%	(0.2)%	(0.4)%	(0.1)%	0.0%	0.0%	0.2%
Net income	5.2%	6.1%	9.1%	8.3%	10.0%	10.2%	10.3%	11.7%

Liquidity and Capital Resources

Sources and Uses of Cash

During the year ended December 31, 2004, cash provided by operating activities of continuing operations was $42.5 million compared with $35.9 million for the year ended December 31, 2003. This increase was primarily attributable to an increase in net income and changes in working capital items.

During the year ended December 31, 2004, cash used in investing activities was $3.4 million compared with $7.1 million for the year ended December 31, 2003. We incurred costs of approximately $2.3 million and $1.25 million, respectively, to build out our luxury spa facilities at the One&Only Palmilla Resort and the Westin Rio Mar Beach resort during 2004, offset by the receipt of approximately $3.4 million related to the sale of our 49% ownership interest in each of two entities that operate spas in Thailand and China to the 51% owner thereof.

During the year ended December 31, 2004, cash used in financing activities was $8.0 million, compared with $14.0 million for the year ended December 31, 2003. Also during that year, we repaid all of our outstanding debt. Those payments were offset by the receipt of $20.4 million, representing the exercise price of common share options exercised during 2004.

Steiner Leisure had working capital of approximately $55.5 million at December 31, 2004, compared to working capital of approximately $14.0 million at December 31, 2003.

In October 2003, our premier resort spa division, Mandara Spa, entered into agreements to develop and operate luxury spa facilities at the One&Only Palmilla, a resort in Los Cabos, Mexico, and at the Westin Rio Mar Beach Resort in Puerto Rico. The build-out of the Palmilla spa cost approximately $3.5 million and the Westin build-out cost approximately $1.25 million. The Palmilla spa opened in February 2004 and the Westin spa opened in November 2004. We funded these build-outs from working capital.

In January 2005, Mandara Spa entered into an agreement to fund the build-out of, and operate, a luxury spa at the Dolphin and Swan Hotels near Orlando, Florida. We estimate that the build-out will cost approximately $2.5 million and we anticipate that this luxury spa will open in the summer of 2005. We anticipate funding this build-out from working capital.

In July 2001, we purchased a 60% equity interest in each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Effective March 1, 2002, we acquired an additional approximately 20% interest in Mandara Spa LLC for consideration of approximately $2.9 million in cash. This amount represented the funding that was required to complete the build-out of certain luxury spa facilities under the "Mandara" name. Effective December 31, 2002, we acquired the remaining interests in Mandara Spa LLC (20%) and Mandara Spa Asia (40%) in exchange for a total of 400,000 of our common shares, valued at approximately $5.6 million. Mandara Spa operates spas in 50 locations worldwide, principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for several of our cruise line customers.

As of December 31, 2002, in connection with the earn-out related to the Company's acquisition of Mandara Spa, approximately $2.8 million in principle and $400,000 of interest became due under the notes related to the Mandara Spa LLC acquisition and $1.4 million in principle and $189,000 of interest became due under the notes related to the Mandara Spa Asia acquisition. In 2003, the amount of the earn-out was determined and, as a result, the Mandara US notes were increased by approximately $250,000. In accordance with SFAS 141, those amounts have been recorded as a component of purchase price. These amounts payable represented subordinated debt.

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

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we acquired. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases.

These transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $2.7 as of December 31, 2004 under these assigned leases to the extent the assignees fail to make their rental payments.

Our loss on disposal in connection with these discontinued operations was approximately $14.4 million in 2002 and $1.7 million in 2003, and, in 2004, we had a gain on disposal of approximately $145,000. Our loss on operations in connection with these discontinued operations is approximately $10.0 million for 2002, $1.9 million in 2003 and $55,000 for 2004. In addition, in connection with these discontinued operations, Celeste Dunn, the former President and Chief Executive Officer of our Steiner Day Spas, Inc. subsidiary, terminated her employment with us. In connection with that termination, Ms. Dunn received a severance payment of $748,000 and options to purchase 100,000 of our common shares during the second quarter of 2003.

Steiner Leisure recently announced a continuation of our previously adopted share repurchase plan. Under that plan, from 1998 though 2000, we purchased a total of 1,902,150 shares out of the 3,187,250 approved by the Board of Directors for repurchase. Accordingly, under the share repurchase plan, we may purchase up to 1,285,100 shares from time to time at prevailing prices in open market, and possibly other, transactions, subject to market conditions, share price and other considerations anticipate funding these repurchases from our working capital. In March 2005, we commenced additional repurchases of shares. We cannot provide assurance as to the exact number of shares that will be repurchased under this continuation of our repurchase plan.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. In the first quarter of 2003, the credit agreement was amended to permit us to forego making a portion of the principal payments under the term loan during that quarter. Those unpaid principal payments were amortized over the remainder of the term of that loan, which was due in July 2004 and was paid in full in June 2004. As a result, we were required to make greater principal payments than would otherwise have been the case had the principal payments for the first quarter of 2003 not been postponed. In December 2003 we entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving line of credit was extended one year to July 2, 2005. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund our 2001 land-based spa acquisitions and borrowings under the revolving facility have been used for working capital needs. We have repaid all outstanding amounts due under term loan and the revolving line of credit in October 2004.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2004 and February 23, 2005, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future.

Effective September 28, 2001, we entered into an interest rate swap agreement to reduce our exposure to market risks from changing interest rates. Under the swap agreement, which was terminated when we repaid our term loan we agreed to exchange the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements were recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. We did not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

The interest rate swap had a notional amount of $4.5 million as of December 31, 2003 and matured on July 2, 2004. The interest rate swap agreement effectively converted a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. We recorded gains of $89,000, $226,000 and $7,000 in accumulated other comprehensive income (loss) in 2002, 2003 and 2004, respectively. We reclassified losses of ($403,000), ($296,000) and ($7,000) related to the interest rate swap into interest expense in 2002, 2003 and 2004, respectively.

The following summarizes our significant contractual obligations and commitments as of December 31, 2004:

	Payment Due by Period (in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$151,699	$28,782	$28,729	$29,878	$31,073	$22,643	$10,594
Operating leases (2)	48,433	5,690	6,146	5,627	5,426	4,732	20,812
Employment agreements	4,922	2,593	1,783	546	--	--	--
Spa build-outs	2,500	2,500	--	--	--	--	--
Total	$207,554	$39,565	$36,658	$36,051	$36,499	$27,375	$31,406

(1) These amounts represent guaranteed minimum payments committed pursuant to cruise line agreements.
(2) Included herein are the minimum guaranteed payment obligations under certain of our resort spa leases.

We have no off-balance sheet arrangements.

During 2004, we received proceeds of $20.4 million, representing the exercise prices of options for our common shares exercised during 2004.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months. To the extent there is a significant slow-down in travel resulting from terrorist attacks, continued hostilities in Iraq or other hostilities, or any other activities or conditions that adversely affect our business, cash generated from operations may not satisfy the cash required to operate our business. In that case we would need outside financing which may not be available on terms as favorable as under our existing credit facility, which expires in July 2005, or at all.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. A recurrence of the softness of the economy in North America that occurred in recent years and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report we may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

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
    our future financial results; and
    our ability to continue to increase sales of our products.

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

    our dependence on cruise line concession agreements of specified terms that are, in some cases, terminable by cruise lines with limited or no advance notice under certain circumstances;

    our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability and/or which are susceptible to significant adverse weather conditions, including the regions affected by the December 2004 Tsunami in Asia;

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

    increases in our payment obligations in connection with renewals of expiring cruise line agreements and land-based spa agreements, or the securing of new agreements;

    our dependence on the continued viability of the cruise lines we serve and the resorts where we operate our land-based spas;

    delays in new ship introductions, a reduction in new, large spa ship introductions and unscheduled withdrawals from service of ships we serve;

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

    changing competitive conditions, including competition from cruise lines that desire to provide spa services themselves and competition from third party providers of shipboard spa services;

    our need to expand our services to keep up with consumer demands and the risk of increased expenses and liabilities potentially associated with such expansion.

    our limited experience in land-based operations including with respect to the integration of acquired businesses;

    our need to find additional sources of revenues;

    risks relating to our non-U.S. operations;

    possible labor unrest or changes in economics based on collective bargaining activities;

    uncertainties beyond our control that could affect our ability to timely and cost-effectively construct land-based spa facilities;

    our need to seek additional financing and the risk that such financing may not be available on satisfactory terms, or at all;

    risks relating to the performance of our massage therapy schools which are, among other things, subject to significant government regulation;

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information set forth, or incorporated by reference, in this report, you should carefully consider the following risk factors in evaluating Steiner Leisure and its business.

We Depend on Our Agreements with Cruise Lines and Resorts; if These Agreements Terminate, Our Business would be Harmed

Our revenues are generated principally from our cruise ship spa operations. Under our agreements with cruise lines, we provide services and products paid for by cruise passengers. The cruise line agreements have specific terms, ranging from one to five years with an average remaining term per ship of approximately four years as of February 23, 2005. As of that date, cruise line agreements that expire within one year covered 17 of the 118 ships served by us. These 17 ships accounted for approximately 5.0% of our 2004 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and resorts increase upon our entering into renewals of agreements. We typically are able to begin negotiations to renew agreements that are set to expire approximately six months prior to their expiration dates.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 23, 2005, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to two ships, we are operating without written agreements. These six ships (which are included in the 17 ships referenced above) accounted for approximately 3.0% of our revenues in the year ended December 31, 2004. Our cruise line agreements may, therefore, be terminated prior to their specified termination dates. Termination of significant cruise line agreements, or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our land-based agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards. In addition, negotiations with cruise lines or resort operators may result in agreements which may not be as beneficial to us as anticipated, or non-renewals of agreements.

We Depend on the Cruise Industry and Their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. According to the Cruise Lines Industry Association, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 6.9 million passengers in 2000 to approximately 9.0 million passengers in 2004. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

The cruise industry is subject to significant risks that could affect our results of operations. Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and possible increases in fuel costs could materially adversely impact the cruise industry. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. The public concern over these incidents, especially if they continue, or other negative publicity about the cruise industry, could adversely affect the cruise industry and adversely affect our financial condition and results of operations. In addition, industry analysts have expressed concern regarding potential over-capacity of ships operated by the cruise lines. Such overcapacity could adversely affect the cruise industry and adversely affect our financial condition and results of operations.

In addition, in the few years prior to 2004, several cruise lines discounted their fares in order to increase their passenger counts. Passengers who are cruising solely due to these discounts may reflect their cost consciousness by not spending on discretionary items, such as our services and products.

Part of the reason for our growth in revenues over recent years has been the introduction of new ships with large spa facilities. The rate of introduction of these new ships will decrease in 2005. This could adversely affect the rate of growth, if any, in revenues from our cruise ship operations.

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

The Aftermath of the September 11, 2001 and Other Hostilities May Adversely Impact Our Financial Results and Growth

Both Steiner Leisure and the leisure industry in general were adversely affected in the aftermath of the September 11, 2001 terrorist attacks on New York and Washington and the hostilities in Iraq. In addition, our resort spa operations in Indonesia and Malaysia were adversely affected by the terrorist bombings in Bali, Indonesia in October 2002 and are continuing to be adversely affected by those and other terrorist attacks, including the hotel bombing in Jakarta, Indonesia in August 2003. Those attacks, the threat of additional attacks and of armed hostilities internationally or locally also decreased consumer confidence, and a resulting decline in the U.S. and global economies, as recently experienced could reduce travel. At present, it is not possible to predict either the severity or duration of such declines, but weaker cruise industry and resort performance could have a material adverse effect on our business, results of operations and financial condition.

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in the past few years. In the second half of 2000, Premier and Commodore Cruise Lines ceased to operate. In September 2001, Renaissance Cruise Line ceased its operations. In the last few years, the parent company of Carnival Cruise Line has acquired a number of other cruise lines and further consolidation of the cruise industry may occur. As a result of industry consolidation, a small number of cruise lines, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2004, 2003 and 2002, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 32.4%, 32.3% and 32.8%, and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 23.9%, 23.7% and 24.0%. The Carnival percentages are calculated as if Princess and P&O European Ferries had been acquired by Carnival effective January 1, 2002; in fact that acquisition was effective in January 2003. These companies also accounted for 93 of the 118 ships served by us as of February 23, 2005. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

Steiner Leisure is obligated to make minimum payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future cruise line or land-based spa agreements we enter into with resort owners or others. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2004, these payments are required by cruise line agreements covering a total of 27 ships served by us and one additional ship not yet in service.

As of December 31, 2004, Steiner Leisure guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $28.8 million in 2005, $28.7 million in 2006, $29.9 million in 2007, $31.1 million in 2008, 22.6 million in 2009 and $10.6 million in 2010. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. These payments could significantly increase the minimum payments above. In general, Steiner Leisure has experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2004, Steiner Leisure guaranteed total minimum payments to resorts of approximately: $2.8 million in 2005, $2.8 million in 2006, $2.3 million in 2007, $2.3 million in 2008, $2.1 million in 2009 and $8.3 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Resorts We Serve

Our revenues from our shipboard guests and guests at our land-based resorts can only be generated if the ships and resorts we serve continue to operate. Premier, Commodore and Renaissance Cruise Lines ceased operating in 2000 and 2001. The Aladdin Resort and Casino, where we began operating a luxury spa in December 2001, has filed for protection under the federal bankruptcy laws. The Aladdin Resort continues to operate and we have taken legal steps to protect our interest as the operator of the spa at that resort. While the purchase of the Aladdin by a group that includes, among others, Starwood Hotels & Resorts has been approved by the bankruptcy court, we cannot assure you of the continued viability of any of the resorts (including our ability to protect our investments in build-outs of resort spa facilities) or cruise lines that we serve. To the extent that cruise lines or resorts that we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially, adversely affected.

Delays in New Ship Introductions and Reduction in the Number of New Large Spa Ships Could Harm Us

Our growth depends, in part, on our serving new cruise ships brought into service. A number of cruise lines we serve have experienced in the past, and continue to experience, delays in bringing new ships into service. In addition, there are a limited number of shipyards in the world capable of constructing large cruise ships in accordance with the standards of major cruise lines. This may also contribute to delays in new ship construction. Such delays could have a material, adverse effect on our business, results of operations and financial condition.

In addition, in recent years, cruise lines have increasingly introduced larger ships with larger and enhanced facilities where we offer our services and products. Our operations on those ships have generated more revenues than on other cruise ships. In 2005, the number of these types of ships introduced will decrease.  This could adversely affect our results of operations and financial condition.

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, Glenn J. Fusfield, Chief Operating Officer and Stephen Lazarus, Senior Vice President and Chief Financial Officer. In addition, as a result of our limited experience with land-based spa operations, the success of our land-based spas depends to a significant extent on the senior officers who run those operations. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. We have key person life insurance policies with respect to Messrs. Fluxman and Fusfield and one other executive officer, but not Mr. Warshaw or any of our other executive officers.

Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our shipboard and land-based services. Shipboard employees typically are employed pursuant to agreements with terms of eight months. Land-based spa employees' are generally employed on an at-will basis. Other providers of shipboard spa services have been competing with us for shipboard personnel. We also compete with spas and other employers for land-based personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite skills necessary for our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products, could have a material, adverse effect on our business, results of operations and financial condition. In addition, in the aftermath of the terrorist attacks of September 11, 2001, the immigration approval process in the United States proceeds at a slower pace than previously had been the case. Since many of our shipboard employees are not U.S. citizens, this slower pace could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

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

Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas or other income tax, except as set forth below. Steiner Leisure's United States subsidiaries are subject to U.S. income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, would be subject to a 30% U.S. withholding tax. Steiner Leisure believes that none of its other income will be effectively connected with the conduct of a trade or business in the United States and, accordingly, that our remaining income will not be subject to United States federal income tax.

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation can also be subject to a branch profits tax of 30% imposed on its after tax earnings that are so effectively connected. We believe that a large percentage of our shipboard services income will be foreign-source income, not effectively connected to a business it conducts in the United States. This belief is based on the following factors:

  almost all of Steiner Transocean's shipboard spa and salon services are being performed outside the United States and its possessions and their respective territorial waters;
  passage of title and transfer of ownership of almost all beauty products sold by Steiner Transocean takes place outside the United States and there is no U.S. office which materially participates in the sale; and
  the activities performed on behalf of Steiner Transocean in the United States are not a material factor in generating income for Steiner Transocean.

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

For similar reasons, certain non-U.S. jurisdictions may also assert that Steiner Transocean's income is subject to their income tax.

Management Services receives payments from Steiner Transocean and other subsidiaries of Steiner Leisure in return for certain administrative services it provides to Steiner Transocean and those subsidiaries. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arm's length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Management Services. This reallocation also could result in the imposition of interest and penalties. Management Services and other U.S. subsidiaries of ours also may be subject to additional U.S. state and local income, franchise and other taxes.

Some of our United Kingdom and United States subsidiaries provide goods and/or services to Steiner Leisure and certain of our other subsidiaries. The United Kingdom Inland Revenue, or United States Internal Revenue Service authorities, may assert that some or all of these transactions do not contain arm's length terms. In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the U.K. or U.S. tax on us. This reallocation also could result in the imposition of interest and penalties.

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In January 2001, the IRS proposed regulations that, if adopted, could possibly subject a portion of our shipboard income to U.S. federal income tax.

In 2004, Steiner Leisure paid tax at an aggregate rate of 7.6% on its income. The increase in our land-based operations since 2001 has significantly increased, and is expected in the future to continue to increase, the amount of our non-shipboard revenue. This could result in a significant increase in the amount of our income that is subject to taxation. In addition, such amount of income subject to tax will increase to the extent our land-based income is increased relative to our shipboard income.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One cruise line we serve, for a period of time, provided shipboard spa services and products with its own personnel on two of its ships and another cruise line we serve has engaged the services of another third party spa provider for one of its new ships. Additional cruise lines could take similar actions in the future. There are several other entities offering services in the cruise industry similar to those provided by us.

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

Risks Relating to Our Discontinued Day Spa Operations

During the last quarter of 2002 and the first four months of 2003, we disposed of 17 day spas, constituting most of our day spa operations. Our loss on disposal of these discontinued operations was approximately $14.4 million for 2002. Our loss on operations in connection with these discontinued operations was approximately $10.0 million for 2002. For 2003, the loss on disposal and loss on discontinued operations was approximately $1.7 million and approximately $1.9 million, respectively. In addition, most of the agreements under which we have closed or otherwise disposed of the day spas required us to pay rent for various periods of time after the date we ceased to operate the spas involved. Also, in connection with most of the agreements relating to the disposition of day spas to third parties, we remain liable under the leases for those day spas in the event the third party lease assignees fail to pay rent under such leases. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $2.7 million.

Risks of Non-U.S. Operations

A total of 17 of our non-United States resort spa operations are located in Indonesia and Malaysia. The Indonesian island of Bali, where we have a number of resort spas, was the site of a terrorist attack in October 2002. Jakarta, the Indonesian capital, was the site of a hotel bombing in August 2003. Those attacks have caused our revenues in that region to decline in 2002, 2003 and 2004 compared to 2001 and revenues are expected to remain below 2001 levels for the foreseeable future. In addition, countries where we currently or may in the future operate spas have in the past, and may in the future experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate our spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

We also operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations that are subject to severe weather conditions, including hurricanes and other destructive storms. In the fourth quarter of 2002, Guam, where we operate several resort spas, was hit by a significant typhoon. That typhoon resulted in damage to our properties and the closing of the resorts in which they were located, causing us to suffer a loss of revenues. In December 2004, most of our operations in the Maldive Islands were damaged and continue to be closed as a result of the powerful Tsunami that affected a number of Asian countries. We cannot assure you as to when any of these closed operations will re-open, if at all. Similar storms or other destructive natural occurrences affecting the areas in which we have operations could materially, adversely affect our business, results of operations and financial condition.

Risk of Early Termination of Leases

In connection with leases for our land-based spas, we attempt to obtain terms that protect us in the event that the landlord's lender forecloses and takes over the property in question. However, we cannot always obtain such protective "non-disturbance" terms. In the event that the lender of a landlord under a lease where no such non-disturbance term is included forecloses on that property, our lease could be terminated prior to the expiration of its term. In such case, in addition to the loss of income from that spa, we could lose the value of the investment we made to build out that facility.

Our Resort Spas Depend on the Resort Hotel Industry

We operate luxury spas at 50 resorts located in 13 countries and territories. We also license our Mandara mark to an operator of a total of 14 resort spas in Asia and license our Greenhouse mark to the operator of a day spa in New York City and a destination spa near Dallas, Texas. We are dependent on the resort hotel industry for the success of our resort spas. To the extent that consumers do not choose to stay at resorts where we operate spas, as to which we have no control, our business, financial condition and results of operations could be materially, adversely affected. The hotel resort industry is subject to risks that are, in many ways, similar to that of the cruise industry, including the following risks:

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

  weather conditions, including the destructive Tsunami that severely damaged areas in several Asian countries and damaged most of our facilities in the Maldive Islands;

  the performance of the employees at the resorts we serve;

  possible labor unrest or changes in economics based on collective bargaining activities; certain of our non-management employees in Mexico are subject to a collective bargaining agreement and we are in negotiations with respect to our non-management employees in the Bahamas becoming subject to a collective bargaining agreement;

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

To the extent that there are adverse changes in the foregoing conditions, this could materially, adversely affect our business, results of operations and financial conditions.

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

Among other parts of our business plan, we consider land-based opportunities to operate spas at resorts. We have been required in connection with obtaining a number of resort spa leases to incur the cost of the build-out of the spa facilities. We are subject to restrictions on capital expenditures under our credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to enable us to build-out the facilities at resorts where we otherwise would like to operate spas. Therefore, we may not be able to take advantage of all otherwise favorable opportunities to operate resort spas. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Among other things that could cause our cash flow to be less than anticipated is the reduction in leisure travel that could result from the continued hostilities in Iraq and/or the continued perpetration or threats of terrorist attacks. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out of Land-based Spas

In connection with our agreements relating to our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Resort, the Mohegan Sun Resort, the One&Only Palmilla Resort, the Westin Rio Mar Resort and the Dolphin and Swan Hotels, we were required to pay for the build-out the spa facilities we operate. In connection with any other new land-based resort spas that we may seek to operate in the future, we may wish, or be required, to build-out the spa's facilities at our own expense. The cost (proposed cost, with respect to the Westin spa) to build-out these large facilities has ranged from $1.25 million to approximately $13.7 million. In addition, we have been required to expend amounts on the build-outs of certain of our shipboard spas. Any land-based spas we might wish to operate in the future could require build-out expenditures within that range or above it, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. Such build-outs involve risks to us, including as follows:

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
  If the resort owner files for bankruptcy or otherwise has financial problems prior to opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, the operator of the Aladdin Resort and Casino, where we lease facilities and operate a luxury spa, filed for protection under Chapter 11 of the Bankruptcy Code. While that resort has been sold to a new owner and we continue to conduct our operations there we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a resort could have a material, adverse affect on our operations at that resort.

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

Recently, the financial results of our schools have been less than we had anticipated. While we believe that the officers who manage our schools have the qualifications to successfully lead that division, we cannot assure you that those officers in fact, will be able to successfully manage our school operations or increase their profitability. In addition, in January 2004, we terminated operations at our campus in Winchester, Virginia and we cannot assure you that we will continue to operate all of the remaining campuses for any specified period of time.

Respective employers of graduates of our schools require new employees to have training reflecting the latest methods for performing the services involved. If our training is unable to keep pace with the constantly changing demands of consumers in the spa and beauty services areas, this could adversely affect the ability of our students to find employment after completing their training with us which could, in turn, have an adverse affect on our ability to attract students.

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

Schools

Our massage therapy schools are subject to extensive regulation by federal and state authorities. A primary reason for this is that our students participate in financial aid programs administered by governmental agencies. Among others, our operations are subject to the requirements of the federal Higher Education Act ("HEA") and the regulations promulgated thereunder by the Department of Education ("DOE"). Our schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or other sanctions. Because a majority of our students pay their tuition with financial assistance from these programs, our continued eligibility to participate in these programs is critical to the success of our schools.

The HEA and its implementing regulations also require that an institution's administration of Title IV program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV program funds or violated a provision of the HEA or the DOE's regulations, that institution could be subject to sanctions.

Under applicable regulations, there are three financial ratios for an institution to quality for the Title IV Financial Assistance Program, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states and the DOE. Additionally, each institution must be accredited by an agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, the administrative and financial operations of the institution to ensure that each institution has the resources to perform its educational mission.

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

Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services or suffered adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially, adversely effected.

Our Credit Facility Financing Could Restrict Our Activities

In December 2003, we entered into a credit facility with a bank that provided for a term loan of $45 million and a revolving credit facility of up to $10 million which amended our prior credit facility. That agreement contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants remain applicable even though we have repaid the term loan and even when there are no amounts outstanding under the revolving credit facility.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of such a default the outstanding principal, together with all accrued interest under our credit facility will, at the option of our lenders, become immediately due and payable. If we were unable to repay amounts that become due under the credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under our credit facility. If the indebtedness under the credit facility were to be accelerated, our lender could take actions that could materially, adversely affect our business and operations.

Our Credit Facility Expires Soon

Our revolving credit facility expires in July 2005. While we currently have cash available for working capital and other purposes, opportunities to grow our business or needs for expenditures may arise in the future that would require us to obtain financing. We cannot assure you that any such financing would be available on terms as favorable as under our existing credit facility, or at all. Our inability to obtain financing on such favorable terms, or otherwise, could have a material, adverse effect on our ability to grow, or operate our business.

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

Need to Expand our Services

The demands of consumers with respect to spa services and products continue to evolve. In order for us to maintain our base of customers and expand our spa business, we must continue to expand our menu of services to keep up with these demands, such as we have done recently by offering teeth whitening services. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs. In addition, there is a trend to add services at spa facilities similar to those traditionally provided in medical facilities, including services relating to skin care. These services, as well as other services that consumers may demand, may enhance our exposure to liability for injuries to our customers.

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw material and of our products in English Pounds Sterling and Euros, the weakness of the U.S. Dollar against those currencies could adversely affect our results of operations. The U.S. dollar continues to be weak against the U.K. Pound Sterling and the Euro and a continuation of this weakness could materially, adversely affect our results of operations and financial condition.

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

In addition, certain of our cruise line agreements provide the cruise lines with rights of termination in the event of certain changes in control of Steiner Leisure.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have a revolving line of credit in place, though we currently have no outstanding borrowings thereunder or otherwise. To the extent we have outstanding borrowings from time to time, Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, we use interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 11, 2005, are filed as part of this report, beginning on page F-l.

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

ITEM 9A.       CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management, included on page F-2 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Certified Public Accounts on Internal Control Over Financial Reporting, included on page F-4 of this report.

There has been no change over internal control over financial reporting during the year ended December 31, 2004 that has materially affected or is likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

In September 2004, the Compensation Committee of our Board of Directors approved increases in the compensation of Clive Warshaw, our Chairman of the Board, so that Mr. Warshaw would receive, in addition to his $25,000 annual salary, effective July 1, 2004, an annual consulting fee of $30,000 and, effective January 1, 2004, meeting fees of $1,500 for each meeting of the Board of Directors attended by Mr. Warshaw.

In December 2004, the Compensation Committee approved increases in the base salary of our Chief Executive Officer and the four other highest paid officers of Steiner Leisure Limited for 2004, effective January 1, 2005, by the following percentages: Leonard Fluxman, President and Chief Executive Officer - 10.0%, Sean Harrington, Managing Director of Elemis Limited - 4.0%, Robert C. Boehm, Senior Vice President and General Counsel - 4.0%, Glenn Fusfield, Chief Operating Officer - 5.0%, Stephen Lazarus, Senior Vice President and Chief Financial Officer - 20%.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Steiner Leisure with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and with respect to our code of ethics for our chief executive officer and principal financial officers, under the captions "Proposal 1 - Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" and "Code of Ethics," respectively, in the definitive proxy statement of Steiner Leisure to be filed no later than April 30, 2005 (the "Proxy Statement") is incorporated by reference herein. Information with respect to our executive officers may be found under the caption "Executive Officers" in Item 1 of this report.

ITEM 11.       EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is as of December 31, 2004:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	2,483,349	$19.74	1,509,000
Equity Compensation Plans Not Approved by Security Holders(2)	11,000	98.00	89,000
Total	2,483,349	$20.09	1,598,000

  The number of securities to be issued upon exercise of outstanding options, warrants and rights includes shares issued under our (i) Amended and Restated 1996 Share Option and Incentive Plan (the "Original Plan"), (ii) 2004 Equity Incentive, which replaced the Original Plan upon its adoption by our shareholders in June 2004 and (iii) Non-Employee Directors' Share Option Plan.

2.    The securities represent options covering shares of the common stock of Steiner Education Group, Inc., a subsidiary of the Company (wholly owned other than with respect to the shares underlying the options described below), issued under that entity's 1999 Stock Option Plan (the "SEG Plan"). The only grant of awards under the SEG Plan was a grant at the time of adoption of the plan of options to five senior officers of the Company (two of those officers have since left the Company and their options have been cancelled).  These options vest and become exercisable in equal annual amounts over three years, have terms of ten years and are forfeited upon termination of employment of the option holder with the Company.  The exercise price of the options is the fair market value of the shares on the date of the grant.  The Company has no intention of issuing any other awards under the SEG Plan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Executive Compensation" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to accounting fees and services set forth in the Proxy Statement under the caption "Audit Fees" is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2003 and    2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)         Exhibit Listing

See list of the exhibits at 15(b), below.

(b)         The following is a list of all exhibits filed as a part of this report:
Exhibit Number	Description
2.1	Plan of Complete Liquidation and Dissolution of Coiffeur Transocean (Overseas), Inc.1
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited.2
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited.3
4.1	Specimen of common share certificate.4
10.1	Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw.5+
10.1(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 1997.6+
10.1(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of April 20, 1998.3+
10.2	Employment Agreement dated as of May 14, 2003 between Steiner Leisure Limited and Leonard I. Fluxman.8+
10.3	Employment Agreement dated as of October 21, l996 between Steiner Leisure Limited and Michèle Steiner Warshaw.5+
10.3(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michèle Steiner Warshaw dated as of March 25, 1997.6+
10.3(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Michèle Steiner Warshaw dated as of April 20, 1998.7+
10.4	Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis.5+
10.4(a)	Amendment No. 1 to Employment Agreement between Steiner Transocean Limited and Amanda Jane Frances dated as of March 25, 1997.6+
10.4(b)	Second Amendment to Employment Agreement between Steiner Transocean Limited and Amanda Jane Francis dated as of April 20, 1998.3+
10.5	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington.8+
10.6	Amended and Restated 1996 Share Option and Incentive Plan.9+
10.7	Amended and Restated Non-Employee Directors' Share Option Plan.10+
10.8	Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner.4
10.9	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner.4
10.10	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw.4

10.11	Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.1
10.11(a)	Amendment to Product Agreement dated March 4, 2002 among Nicholaus D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited & Alban Muller.1
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

10.20	Employment Agreement dated August 24, 1999 between Steiner Education Group, Inc. and Neal R. Heller.13+
10.21	Membership Interest Purchase Agreement, dated June 27, 2001, by and among Steiner Leisure Limited, Steiner Spa Limited, SP Spas LLC and Red Sail Spas, L.L.C.14
10.22

Share Purchase Agreement, dated June 27, 2001, by and among Steiner Leisure Limited, Steiner Spa Asia Limited, Sierra Pacific Investments LLC, Pacific Century Capital Limited, Franky Tjahyadikarta, Okie R. Lukita and Jeffrey Matthews.14

10.23

Asset Purchase Agreement, dated April 30, 2001, by and among Greenhouse Day Spa Group, Inc., Birmingham Day Spa, LLC, 57th Street Day Spa, LLC, GH Day Spas, Inc., GH Day Spa Second Street, LLC, TGH, LLC, The Greenhouse Spa, Inc., The Stuart Michael Katzoff Trust u/d/t dated October 9, 1990, Gerald Katzoff, Lydia Katzoff and Stuart Katzoff.15

10.24

Amendment No. 1, dated June 1, 2001, to the Asset Purchase Agreement, dated April 30, 2001, by and among Greenhouse Day Spa Group, Inc., Birmingham Day Spa, LLC, 57th Street Day Spa, LLC, GH Day Spas, Inc., GH Day Spa Second Street, LLC, TGH, LLC, The Greenhouse Spa, Inc., The Stuart Michael Katzoff Trust u/d/t dated October 9, 1990, Gerald Katzoff, Lydia Katzoff and Stuart Katzoff.15

10.25	Credit Agreement, dated July 2, 2001, by and among Steiner Leisure Limited, the Institutions from time to time parties thereto as Lenders, ABN Amro Bank N.V., Suntrust Bank and BankUnited, FSB.14
10.26	Amended and Restated Credit Agreement dated December 9, 2003 by and between Steiner Leisure Limited and SunTrust Bank. 16
10.27	Employment Agreement dated February 23, 2004 between Steiner Leisure Limited and Glenn Fusfield.16+
10.28	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Thomas R. Posey. 8+
10.29	Employment Agreement dated September 23, 2002, between Steiner Leisure Limited and Robert C. Boehm. 10+
10.30	Amendment dated May 30, 2004 to employment agreement between Steiner Leisure Limited and Robert C. Boehm. 10+
10.31	2004 Equity Incentive Plan17+
10.32	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan18*+
10.33	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan18**+

10.34	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan18*+
10.35	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan18**+
10.36	Employment Agreement dated as of June 27, 2003 between Steiner Leisure Limited and Stephen Lazarus19+
10.37	Compensation Plan for Clive Warshaw19+
10.38	2005 Compensation Plan for Named Executive Officers19+
21	List of subsidiaries of Steiner Leisure Limited.19
23.1	Consent of Ernst & Young LLP.19
23.2	Consent of Harry B. Sands, Lobosky and Company.19
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200219
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200219
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200219
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200219

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

8Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

9Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

11Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

12Previously filed with annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

13Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

14Previously filed with current report on Form 8-K, dated July 18, 2001 and incorporated herein by reference.

15Previously filed with current report on Form 8-K, dated July 27, 2001 and incorporated herein by reference.

16Previously filed with annual report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

17Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

18Previously filed with current report on Form 8-K dated December 17, 2004 and incorporated herein by reference.

19Filed Herewith

*Executed by United States-based officers of Steiner Leisure in connection with equity grants under the indicated plan.

**Executed by Non-United States-based officers of Steiner Leisure in connection with equity grants under the indicated plan.

***Executed by non-employee directors in connection with equity grants under the indicated plan.

+Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 16, 2005
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005
/s/ STEPHEN B. LAZARUS Stephen Lazarus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 16, 2005
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	March 16, 2005
/s/ DAVID S. HARRIS David S. Harris	Director	March 16, 2005
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	March 16, 2005
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 16, 2005

STEINER LEISURE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Steiner Leisure Limited is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited management's assessment of our internal control over financial reporting. Ernst & Young LLP's opinions on management's assessment and on the effectiveness of our internal control over financial reporting and their opinion on our financial statements appear on pages F-3 and F-4, respectively, in this Annual Report on Form 10-K.

Miami, Florida
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steiner Leisure Limited's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Steiner Leisure Limited maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Steiner Leisure Limited maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Steiner Leisure Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 11, 2005

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,434,000	$50,384,000
Accounts receivable, net	14,118,000	13,971,000
Accounts receivable - students, net	4,409,000	4,377,000
Inventories	16,644,000	20,561,000
Assets held for sale	557,000	257,000
Other current assets	3,848,000	5,684,000
Total current assets	60,010,000	95,234,000
PROPERTY AND EQUIPMENT, net	49,838,000	50,147,000
GOODWILL	46,590,000	46,590,000
OTHER ASSETS:
Intangible assets, net	4,936,000	4,411,000
Deferred financing costs, net	637,000	95,000
Other	3,594,000	3,541,000
Total other assets	9,167,000	8,047,000
Total assets	$165,605,000	$200,018,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,687,000	$5,474,000
Accrued expenses	16,577,000	22,063,000
Current portion of long-term debt	9,214,000	--
Current portion of deferred rent	105,000	321,000
Liabilities related to assets held for sale	2,921,000	1,302,000
Current portion of deferred tuition revenue	5,516,000	5,258,000
Gift certificate liability	962,000	1,214,000
Income taxes payable	2,115,000	4,083,000
Total current liabilities	46,097,000	39,715,000
LONG-TERM DEBT, net of current portion	19,158,000	--
LONG-TERM DEFERRED RENT	805,000	3,045,000
LONG-TERM DEFERRED TUITION REVENUE	213,000	129,000
MINORITY INTEREST	47,000	--
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
18,330,000 shares issued in 2003 and 19,959,000 shares issued
in 2004	183,000	200,000
Additional paid-in capital	40,850,000	65,569,000
Accumulated other comprehensive income	1,881,000	3,180,000
Unearned compensation	--	(4,169,000)
Retained earnings	85,742,000	121,720,000
Treasury shares, at cost, 1,866,000 shares in 2003 and 2004	(29,371,000)	(29,371,000)
Total shareholders' equity	99,285,000	157,129,000
Total liabilities and shareholders' equity	$165,605,000	$200,018,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
REVENUES: REVENUES:
Services	$172,084,000	$195,731,000	$233,350,000
Products	77,741,000	84,843,000	108,141,000
Total revenues	249,825,000	280,574,000	341,491,000
COST OF REVENUES:
Cost of services	137,189,000	157,476,000	185,294,000
Cost of products	58,239,000	63,598,000	80,512,000
Total cost of revenues	195,428,000	221,074,000	265,806,000
Gross profit	54,397,000	59,500,000	75,685,000
OPERATING EXPENSES:
Administrative	13,399,000	14,508,000	18,493,000
Salary and payroll taxes	13,355,000	16,789,000	18,838,000
Total operating expenses	26,754,000	31,297,000	37,331,000
Income from operations	27,643,000	28,203,000	38,354,000
OTHER INCOME (EXPENSE):
Interest expense	(3,714,000)	(3,392,000)	(1,525,000)
Other income	130,000	510,000	1,679,000
Total other income (expense)	(3,584,000)	(2,882,000)	154,000
Income from continuing operations before provision for income taxes, minority interest and equity investment	24,059,000	25,321,000	38,508,000
PROVISION FOR INCOME TAXES	1,670,000	1,615,000	2,912,000
Income from continuing operations before minority interest and equity investment	22,389,000	23,706,000	35,596,000
MINORITY INTEREST	(1,122,000)	3,000	--
INCOME IN EQUITY INVESTMENT	371,000	273,000	292,000
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	21,638,000	23,982,000	35,888,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (which includes gain (loss) on disposal of ($14,406,000), ($1,674,000) and $145,000 in 2002, 2003 and 2004, respectively), net of taxes	(24,384,000)	(3,560,000)	90,000
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of taxes	(29,644,000)	--	--
Net income (loss)	$(32,390,000)	$20,422,000	$35,978,000
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.36	$1.46	$2.12
Income (loss) from discontinued operations	(1.53)	(0.22)	0.01
Cumulative effect of a change in accounting principle	(1.86)	--	--
	$(2.03)	$1.24	$2.13
Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.33	$1.44	$2.03
Income (loss) from discontinued operations	(1.51)	(0.21)	0.01
Cumulative effect of a change in accounting principle	(1.82)	--	--
	$(2.00)	$1.23	$2.04

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2003 and 2004
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Treasury Shares	Total

BALANCE, December 31, 2001	17,631,000	$176,000	$32,105,000	$(366,000)	$--	$97,710,000	$(29,371,000)	$100,254,000
Net loss	--	--	--	--	--	(32,390,000)	--	(32,390,000)
Foreign currency translation adjustment	--	--	--	891,000	--	--	--	891,000
Unrealized gain on interest rate swap	--	--	--	89,000	--	--	--	89,000
Comprehensive loss	--	--	--	--	--	--	--	(31,410,000)
Issuance of common shares in connection
with exercise of share options	217,000	2,000	2,024,000	--	--	--	--	2,026,000
Issuance of common shares in connection
with acquisition	400,000	4,000	5,572,000	--	--	--	--	5,576,000
BALANCE, December 31, 2002	18,248,000	182,000	39,701,000	614,000	--	65,320,000	(29,371,000)	76,446,000
Net income	--	--	--	--	--	20,422,000	--	20,422,000
Foreign currency translation adjustment	--	--	--	1,045,000	--	--	--	1,045,000
Unrealized gain on interest rate swap	--	--	--	226,000	--	--	--	226,000
Unrealized loss on marketable securities	--	--	--	(4,000)	--	--	--	(4,000)
Comprehensive income	--	--	--	--	--	--	--	21,689,000
Issuance of common shares in connection
with exercise of share options	74,000	1,000	1,050,000	--	--	--	--	1,051,000
Issuance of common shares in connection
with acquisition	8,000	--	99,000	--	--	--	--	99,000
BALANCE, December 31, 2003	18,330,000	183,000	40,850,000	1,881,000	--	85,742,000	(29,371,000)	99,285,000
Net income	--	--	--	--	--	35,978,000	--	35,978,000
Foreign currency translation adjustment	--	--	--	1,292,000	--	--	--	1,292,000
Unrealized gain on interest rate swap	--	--	--	7,000	--	--	--	7,000
Comprehensive income	--	--	--	--	--	--	--	37,277,000
Issuance of restricted common shares	155,000	2,000	4,287,000	--	(4,289,000)	--	--	--
Amortization of unearned compensation	--	--	--	--	120,000	--	--	120,000
Issuance of common shares in connection
with exercise of share options	1,474,000	15,000	20,432,000	--	--	--	--	20,447,000
BALANCE, December 31, 2004	19,959,000	$200,000	$65,569,000	$3,180,000	$(4,169,000)	$121,720,000	$(29,371,000)	$157,129,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)	$(32,390,000)	$20,422,000	$35,978,000
Loss from discontinued operations, net of taxes	9,978,000	1,886,000	55,000
Loss (gain) on disposal of discontinued operations, net of taxes	14,406,000	1,674,000	(145,000)
Cumulative effect of a change in accounting principle, net of taxes	29,644,000	--	--
Income from continuing operations	21,638,000	23,982,000	35,888,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,000,000	8,313,000	8,433,000
Amortization of unearned compensation	--	--	120,000
Provision for doubtful accounts	1,038,000	575,000	550,000
Minority interest	1,122,000	(3,000)	--
Income in equity investment	(371,000)	(273,000)	(292,000)
Gain on sale of joint venture interests	--	--	(1,536,000)
(Increase) decrease in:
Accounts receivable	(3,178,000)	(1,219,000)	833,000
Inventories	(1,883,000)	615,000	(3,287,000)
Other current assets	(2,719,000)	2,396,000	(1,794,000)
Other assets	632,000	(1,068,000)	122,000
Increase (decrease) in:
Accounts payable	152,000	317,000	(3,411,000)
Accrued expenses	2,238,000	1,527,000	5,208,000
Income taxes payable	449,000	67,000	1,906,000
Deferred tuition revenue	(1,041,000)	347,000	(342,000)
Deferred rent	--	(105,000)	(114,000)
Gift certificate liability	257,000	420,000	252,000
Net cash provided by operating activities of continuing operations	25,334,000	35,891,000	42,536,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from maturities of marketable securities	515,000	--	--
Capital expenditures	(6,741,000)	(6,861,000)	(6,788,000)
Acquisitions, net of cash acquired	--	(250,000)	--
Proceeds from sale of joint venture interests	--	--	3,429,000
Net cash used in investing activities of continuing operations	(6,226,000)	(7,111,000)	(3,359,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year Ended December 31,
	2002	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from long-term debt	$6,296,000	$--	$--
Payments on long-term debt	(14,312,000)	(14,347,000)	(28,372,000)
Debt issuance costs	(257,000)	(674,000)	(26,000)
Proceeds from share option exercises	2,026,000	1,051,000	20,447,000
Net cash used in financing activities of continuing operations	(6,247,000)	(13,970,000)	(7,951,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(184,000)	(397,000)	(47,000)
NET CASH USED IN DISCONTINUED OPERATIONS	(7,744,000)	(9,154,000)	(1,229,000)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	4,933,000	5,259,000	29,950,000
CASH AND CASH EQUIVALENTS,
Beginning of year	10,242,000	15,175,000	20,434,000
CASH AND CASH EQUIVALENTS,
End of year	$15,175,000	$20,434,000	$50,384,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,279,000	$1,979,000	$965,000

Income taxes	$1,144,000	$1,303,000	$1,436,000

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company acquired the assets and assumed certain liabilities of certain businesses as follows:

Fair value of assets acquired, net of cash acquired	$5,576,000	$250,000	$--
Total liabilities assumed	--	--	--
Amounts paid through the issuance of stock	(5,576,000)	--	--
Net cash paid	$--	$250,000	$--

In 2003, the Company paid $99,000 through the issuance of common shares to the sellers of businesses that have been subsequently discontinued.

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(1)       ORGANIZATION:

       Steiner Leisure Limited (including its subsidiaries where the context requires, the "Company," "Steiner Leisure," "we" or "our") is a worldwide provider of spa services. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, known as STGR Limited before its liquidation, a U.K. company and formerly an affiliate of the Company ("Steiner Group"), and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. These operations consisted almost entirely of offering spa services and products on cruise ships. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

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

       On July 3, 2001, the Company purchased a 60% equity interest of each of Mandara Spa LLC and Mandara Spa Asia Limited (collectively referred to as "Mandara Spa"). Mandara Spa operates spas principally in Asia and the Pacific, the United States and the Caribbean. Mandara Spa also provides spa services for certain cruise lines. In 2002, the Company purchased the remaining interests in Mandara Spa.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation -

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represented the minority shareholder's proportional share of the net assets of prior joint ventures.

       Until the fourth quarter of 2004, the Company had a 49% ownership interest in each of two entities that operate resort spas in Thailand and China. These entities were being accounted for under the equity method of accounting. The financial position and results of operations of these entities were insignificant in 2002 and 2003. During the fourth quarter of 2004, the Company sold its 49% ownership interests to the 51% owner thereof. The Company recorded a gain of approximately $1.5 million as a result of this transaction, which is included in other income.

(b)       Cash and Cash Equivalents -

       The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2003 and 2004, cash and cash equivalents included interest-bearing deposits of $14,278,000 and $44,525,000, respectively.

(c)       Inventories -

       Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2003	2004
Finished goods	$13,117,000	$15,842,000
Raw materials	3,527,000	4,719,000
	$16,644,000	$20,561,000

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

       Tuition revenue at our massage therapy schools are recognized monthly on a straight-line basis over the term of the course of study. The Company recognizes revenue related to certain nonrefundable fees and charges over the student benefit period. Deferred revenue represents the portion of student tuition and nonrefundable fees and charges recorded in excess of amounts earned and certain other amounts collected in advance. Revenue related to sales of program materials, books and supplies are recognized when the program materials, books and supplies are delivered.

(f)       Intangible Assets -

       Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, trade names, licenses and logos related to previous acquisitions. Such costs are amortized over their estimated useful lives which range from 5 to 20 years. Amortization expense related to these intangibles totaled $440,000 in each of 2002, 2003 and 2004. Accumulated amortization was $1,095,000 and $1,535,000 at December 31, 2003 and 2004, respectively. Amortization expense is estimated to be $440,000 for each of the years from 2005 to 2009.

       Intangible assets also includes the cost of trademark registrations and product formulations. Costs relating to such trademark registrations and product formulations are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). Amortization expense related to the trademark registration and product formulation was approximately $18,000 in 2002, 2003 and 2004, respectively. Accumulated amortization was $252,000 and $270,000 in 2003 and 2004, respectively.

(g)       Goodwill -

       Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a of intangible assets. These intangibles primarily consisted of goodwill related to our July 2001 acquisitions of the

Greenhouse and C.Spa spa chains. The write-off was accounted for as a cumulative effect of a change in accounting principle and was recorded effective January 1, 2002. On each of January 1, 2004 and January 1, 2005, the Company performed the required annual impairment test and determined there was no impairment.

       The changes in goodwill during 2003 were as follows:

	Spa Operations	Schools	Total
Balance at December 31, 2002	$32,344,000	$13,996,000	$46,340,000
Purchase price adjustment	250,000	--	250,000
Balance at December 31, 2003	$32,594,000	$13,996,000	$46,590,000

       There were no changes in goodwill during 2004.

(h)       Income Taxes -

       The Company files a consolidated tax return for its domestic subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS No. 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. For partnership interests, the Company records its allocable share of income, gains, losses, deductions and credits of the partnership. The Company believes a large percentage of our shipboard services income will be foreign-source income, not effectively connected to a business it conducts in the United States and, therefore, not subject to United States income taxation.

(i)       Translation of Foreign Currencies -

       Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of the Company's income is generated outside of the United States. The transaction gains (losses) reflected in administrative expenses were approximately $194,000, $300,000 and ($212,000) in 2002, 2003 and 2004, respectively.

(j)       Earnings Per Share -

       Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options and restricted shares. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2002	2003	2004
Weighted average shares outstanding used in
calculating basic earnings per share	15,935,000	16,415,000	16,899,000
Dilutive common share equivalents	277,000	253,000	744,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,212,000	16,668,000	17,643,000
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	1,877,000	1,895,000	911,000

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

(l)       Fair Value of Financial Instruments -

       SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. Marketable securities are valued at quoted market prices. The fair values of the term and revolving loans were determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. The fair value of fixed rate debt was estimated by discounting estimated future cash flows through the projected maturity using market discount rates that reflect the approximate credit risk, operating cost and interest rate risk potentially inherent in fixed rate debt. Using such methodology, at December 31, 2003, the fair value of the Company's fixed rate long-term debt carried at $9.3 million approximated $9.1 million.

(m)       Concentrations of Credit Risk -

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers comprise the Company's customer base. As of December 31, 2003 and 2004, one customer represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. Based upon past experience and current judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables. A roll forward of the allowance for doubtful accounts is as follows:

	2002	2003	2004
Balance at beginning of year	$1,213,000	$2,035,000	$2,561,000
Provision	1,038,000	575,000	550,000
Write-offs	(216,000)	(49,000)	(36,000)
Balance at end of year	$2,035,000	$2,561,000	$3,075,000

(n)       Stock-Based Compensation -

       The Company follows the provisions of SFAS 123, "Accounting for Stock-Based Compensation" in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for transactions with employees, as permitted by SFAS 123.

       The Company applies APB No. 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option plan consistent with the methodologies of SFAS 123, the Company's 2002, 2003 and 2004 net income (loss) and diluted earnings per share would have been reduced/increased to the pro forma amounts indicated below:

		2002	2003	2004
Compensation expense	As reported	$--	$--	$120,000
	Pro forma	9,730,000	8,169,000	4,698,000
Net income (loss)	As reported	(32,390,000)	20,422,000	35,978,000
	Pro forma	(42,120,000)	12,253,000	31,400,000
Basic earnings per share	As reported	(2.03)	1.24	2.13
	Pro forma	(2.64)	0.75	1.86
Diluted earnings per share	As reported	(2.00)	1.23	2.04
	Pro forma	(2.60)	0.74	1.78

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 59.7%, 58.5% and 55.40%, risk-free interest rate of 6.0%, 4.0% and 4.0%, expected dividends of $0 and expected term of 5 years, 6 years and 4 years for 2002, 2003 and 2004, respectively.

(o)       Recently Issued Accounting Pronouncements -

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities on Interpretation of ARB No. 51" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Previously, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Based on the revised guidance, all public companies must apply the provisions of FIN 46(R) to variable interests commonly referred to as special-purpose entities (an "SPE"), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003. Interests created in non-SPE variable interest entities after January 31, 2003, but before December 31, 2003, were subject to the provisions of the original FIN 46 in 2003. The provisions of FIN 46(R) must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity. We have determined that we have no variable interest entities. As a result, the adoption of FIN 46 did not have a material impact on our consolidated financial position or results of operations.

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require the Company to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. This statement is effective for the Company in the third quarter of 2005. The Company has not yet determined which of the alternative transaction methods we will use upon adoption of this new statement. However, based on preliminary estimates, if the Company were to elect to adopt this statement with retroactive effect to January 1, 2005, the Company's additional 2005 share-based compensation expense would be approximately $5 million.

(p)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining the term loan and revolving facility and consist primarily of loan origination and other direct costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in the accompanying consolidated statements of operations and amounted to $722,000, $1,120,000 and $568,000 in 2002, 2003 and 2004, respectively.

(q)        Deferred Rent -

       Deferred rent relates to tenant incentives that the Company has received or will receive in the future from certain lessors in connection with the build-out of resorts or school campuses that the Company operates. These amounts are being amortized over the terms of the respective leases. Amortization for 2003 and 2004 was $105,000 and $114,000, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation. In the Consolidated Balance Sheet, the Company reclassified $105,000 from long-term deferred rent to the current portion of deferred rent as of December 31, 2003. In the Consolidated Statement of Cash Flows for the year ended December 31, 2003, the Company reclassified $105,000 from depreciation expense to change in deferred rent.

(r)        Advertising Costs -

      Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $4,419,000, $5,471,000 and $6,198,000 in 2002, 2003 and 2004, respectively. At December 31, 2003 and 2004, the amounts of advertising costs included in prepaid expenses were not material.

(3)       PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2003	2004
Furniture and fixtures	5-7	$6,096,000	$7,170,000
Computers and equipment	3-8	10,825,000	11,976,000
Leasehold improvements	Term of lease	50,324,000	55,489,000
		67,245,000	74,635,000
Less: Accumulated depreciation		(17,407,000)	(24,488,000)
		$49,838,000	$50,147,000

       Depreciation expense of property and equipment amounted to $5,775,000, $6,349,000 and $7,407,000 in 2002, 2003 and 2004, respectively.

(4)       ACQUISITIONS:

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

       As of December 31, 2002, in connection with the earn-out related to the Company's acquisition of Mandara Spa, approximately $2.8 million in principal and $400,000 of interest became due under the notes related to the Mandara Spa LLC acquisition and $1.4 million in principal and $189,000 of interest became due under the notes related to the Mandara Spa Asia acquisition. In 2003, the amount of the earn-out was determined and, as a result, the Mandara-US notes, were increased by approximately $250,000. In accordance with SFAS 141, those amounts have been recorded as a component of purchase price. The amounts were payable in the form of subordinated debt. See Note 7.

(5)       DISCONTINUED OPERATIONS:

       In the fourth quarter of 2002, the Company approved and committed to a plan to sell or dispose of its day spa segment, with the exception of two of its day spas. In accordance with SFAS No. 144, the operating results of the day spa segment, excluding the day spas that are being kept, were reported in discontinued operations and the remaining assets and liabilities were classified as assets held for sale and liabilities related to assets held for sale, respectively, on the consolidated balance sheets as of December 31, 2003 and 2004. Additionally, the Company recorded an impairment charge of $14.4 million to adjust the carrying value of the related assets and liabilities to their estimated fair value less costs to sell for the year ended December 31, 2002. During the first quarter ended March 31, 2003, the Company sold and/or disposed of ten day spas and, effective April 15, 2003 the remaining four day spas were sold.

Additional information regarding the disposed day spa segment is as follows:

	December 31,
	2002	2003	2004

Revenues	$15,491,000	$2,788,000	$--
Loss from operations, net of tax	(9,978,000)	(1,886,000)	(55,000)
Gain (loss) on disposal, net of tax	(14,406,000)	(1,674,000)	145,000

Assets held for sale
Current assets		$557,000	$257,000

Liabilities related to assets held for sale
Accounts payable & accrued expenses		$1,279,000	$299,000
Gift certificate liability		1,351,000	975,000
Other liabilities		291,000	28,000
		$2,921,000	$1,302,000

       Included in other liabilities were amounts due to a former shareholder. Amounts due were non-interest bearing and as a result were discounted using an interest rate of 7%. Payments of $313,000 were due over four quarterly installments beginning on June 30, 2002. The last payment was made on March 31, 2003.

       In connection with the transactions to sell the day spas to third parties, the Company remains liable under the leases for certain of those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount for which the Company remains liable under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $2.7 million as of December 31, 2004.

       In connection with the discontinued day spa operations the President and Chief Executive Officer of the day spas segment terminated her employment with the Company and received options to purchase 100,000 common shares of the Company and a severance payment of $748,000 during the second quarter of 2003.

(6)       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

	December 31,
	2003	2004
Operative commissions	$2,821,000	$2,535,000
Minimum cruise line commissions	4,952,000	8,246,000
Payroll and bonuses	3,454,000	4,513,000
Interest	123,000	--
Rent	884,000	1,074,000
Other	4,343,000	5,695,000
	$16,577,000	$22,063,000

       Under most of its concession agreements with cruise lines and certain of its leases with resort spas, the Company is required to make minimum annual payments, irrespective of the amounts of revenues received from operating those cruise line ships. Accordingly, these guaranteed cruise line commissions (See Note 12) are expensed/accrued over the applicable 12-month period in accordance with the provisions of SFAS 5, "Accounting for Contingencies."

(7)       LONG-TERM DEBT:

       Long-term debt consists of the following:

	December 31,
	2003	2004
Term loan	$9,000,000	$--
Revolving loan	9,796,000	--
Subordinated notes	5,170,000	--
Note payable	4,100,000	--
Other debt	306,000	--
Total long-term debt	28,372,000	--
Less: Current portion	(9,214,000)	--
Long-term debt, net of current portion	$19,158,000	$--

       In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement were secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loan were used to fund the Company's July 2001 land-based spa acquisitions (See Note 4 as to certain of those acquisitions) and under the revolving facility have been used for working capital needs. In the first quarter of 2003, the credit agreement was amended to permit the Company to forgo making a portion of the principal payments under the loan during the quarter. Those unpaid principal payments were amortized over the remainder of the term of the loan. In December 2003, the Company entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving loan has been extended one year to July 2, 2005. The maturity date of the term loan was July 2, 2004. The term loan and revolving facility were repaid in June 2004 and October 2004, respectively.

       The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2004, the Company was in compliance with all of its financial covenants.

       The subordinated notes due to the former owners of a 60% interest in our Mandara Spa operations were repaid in the third quarter of 2004. Interest on the $3.9 million note accrued quarterly and was paid at settlement. Interest on the $1.4 million note accrued, and was payable, quarterly. The interest rate on all of the notes was 9% per annum.

       The note payable was due to the company that owned a 40% minority interest in Mandara Spa. That note was repaid during the third quarter of 2004. The interest rate on the note was 9% per annum and the interest was payable quarterly.

       All of the long-term debt was denominated in US dollars.

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

       The interest rate swap was repaid in full in the second quarter of 2004. The interest rate swap agreement effectively converted a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. The Company recorded gains of $89,000, $226,000 and $7,000 in accumulated other comprehensive income in 2002, 2003 and 2004, respectively in connection with these swaps. There was no gain or loss on the swap as a result of ineffectiveness. Prepayment of the loan, changes in counterparty creditworthiness and changing market conditions could result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. The Company reclassified losses of ($403,000), ($296,000) and ($7,000) related to the interest rate swap into interest expense in 2002, 2003 and 2004, respectively.

(9)       SHAREHOLDERS' EQUITY:

       During 2000, the Company's Board of Directors authorized additional common share repurchases increasing the number of shares purchasable under the previously adopted share repurchase program to approximately 3,187,000 shares. No shares were repurchased during 2002, 2003 or 2004. In the fourth quarter of 2004, the Board of Directors confirmed continuation of this repurchase plan under which the Company may purchase up to an additional 1,285,000 shares.

(10)      INCOME TAXES:

       The provision for income taxes, consists of the following:

	Year Ended December 31,
	2002	2003	2004
U.S. Federal	$--	$--	$--
U.S. State	--	--	--
Foreign	1,670,000	1,615,000	2,912,000
	$1,670,000	$1,615,000	$2,912,000

Current	$1,670,000	$1,615,000	$2,912,000
Deferred	--	--	--
	$1,670,000	$1,615,000	$2,912,000

       A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and the Company's actual provision is as follows:

	Year Ended December 31,
	2002	2003	2004
Provision using statutory U.S. federal tax rate	$8,421,000	$8,862,000	$13,478,000
Income earned in jurisdictions not subject to income taxes	(6,580,000)	(7,084,000)	(10,403,000)
Other	(171,000)	(163,000)	(163,000)
	$1,670,000	$1,615,000	$2,912,000

       The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	December 31, 2003	December 31, 2004
Deferred tax assets:
Net operating loss carry forwards	$22,671,000	$25,339,000
Amortization	1,310,000	96,000
Interest	920,000	649,000
Accounts receivable allowances	774,000	881,000
Lease obligations	586,000	103,000
Unicap and inventory reserves	129,000	183,000
Other accruals	23,000	63,000
Total deferred tax assets	26,413,000	27,314,000

Deferred tax liabilities:
Depreciation	(1,931,000)	(2,006,000)
Total deferred tax liabilities	(1,931,000)	(2,006,000)

	24,482,000	25,308,000
Valuation allowance	(24,482,000)	(25,308,000)
Net deferred tax asset (liability)	$--	$--

       Subsidiaries of the Company have available net operating loss carry forwards ("NOLs") of approximately $65.2 million which are available to offset future taxable income through 2023. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the recent taxable income of the Company's subsidiaries, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and as a result a valuation allowance has been established. The valuation allowance increased by approximately $826,000 million in 2004.

       The Company does not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

(11)       COMPREHENSIVE INCOME (LOSS):

       The Company follows SFAS 130, "Reporting Comprehensive Income,". SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

	Unrealized Losses on Interest Rate Swap	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2001	$(322,000)	$(48,000)	$4,000	$(366,000)
Current-period activity	89,000	891,000	--	980,000
Balance, December 31, 2002	(233,000)	843,000	4,000	614,000
Current-period activity	226,000	1,045,000	(4,000)	1,267,000
Balance, December 31, 2003	(7,000)	1,888,000	--	1,881,000
Current-period activity	7,000	1,292,000	--	1,299,000
Balance, December 31, 2004	$--	$3,180,000	$--	$3,180,000

(12)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

       Our revenues are generated primarily on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for Steiner Leisure to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, Steiner Leisure guaranteed the following amounts as of December 31, 2004, which include amounts for ships that are not yet in service:

Year	Amount
2005	$28,782,000
2006	28,729,000
2007	29,878,000
2008	31,073,000
2009	22,643,000
Thereafter	10,594,000
$151,699,000

       The cruise line agreements have specified terms, ranging from one to five years with an average remaining term per ship of approximately 3.9 years as of February 23, 2005. Cruise line agreements that expire within one year covered 17 of the 118 ships served by us as of February 23, 2005. These 17 ships accounted for approximately 4.9% of our 2004 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2004, 2003 and 2002, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar) - 32.4%, 32.3% and 32.8% (percentages were calculated assuming Princess and P&O European Ferries were acquired by Carnival effective January 1, 2002); and Royal Caribbean (including Celebrity) - 23.9%, 23.7% and 24.0%. These companies also account for approximately 93 of the 118 ships served by the Company as of February 23, 2005. If the Company ceases to serve one of these cruise companies, or a substantial number of ships operated by a cruise company it could adversely affect the Company's financial position and results of operations.

(b)       Operating Leases -

       The Company leases office and warehouse space as well as office equipment and automobiles under operating leases. The Company also makes certain payments to the resorts where the Company operates spas. The resort spas generally require rent based on a percentage of revenues. In addition, as part of the Company's rental arrangements for some of its resort spas, the Company is required to pay a minimum annual rental whether or not such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. The Company incurred approximately $7,086,000, $7,663,000 and $8,966,000 in rental expense under non-cancelable operating leases in 2002, 2003 and 2004, respectively. These amounts exclude amounts due for operating losses related to discontinued operations.

       Minimum annual commitments under operating leases at December 31, 2004 are as follows:

Year	Amount
2005	$5,690,000
2006	6,146,000
2007	5,627,000
2008	5,426,000
2009	4,732,000
Thereafter	20,812,000
$48,433,000

(c)       Employment and Consulting Agreements -

       The Company has entered into employment agreements with certain of its executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses in amounts up to the base salaries based on the Company's attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of the Board of Directors of the Company. The Company incurred approximately $2,729,000, $2,351,000 and $2,523,000 in compensation expense under these employment agreements in 2002, 2003 and 2004, respectively.

       Future minimum annual commitments under the Company's employment and consulting agreements at December 31, 2004 are as follows:

Year	Amount
2005	$2,593,000
2006	1,783,000
2007	546,000
$4,922,000

(d)       Product Supply Agreement -

       The Company has an agreement with its principal supplier of raw materials for its products pursuant to which the Company will purchase its raw materials requirements. That agreement expired in December 2003. The manufacturer continues to produce these ingredients for the Company, but is not under a contractual requirement to continue doing so. The Company is currently negotiating a renewal of this agreement. The terms of this arrangement provide for no specific minimum commitments. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of the Company's products could have a material adverse effect on its product sales.

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

(f)       Governmental Regulation -

       The Company's schools are subject to extensive regulation by federal and state governmental agencies. In particular, these operations are subject to the requirements of the Higher Education Act ("HEA") and the regulations promulgated thereunder by the U.S. Department of Education (the "DOE"). Schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of the Company or any of its schools to participate in such programs.

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

(13)       RELATED PARTY TRANSACTIONS:

       During 2000, the Company moved its United Kingdom staff training facility into a new facility. Effective June 24, 2000, the Company executed a 20 year commercial office lease in this new facility. The lessor for this facility is a company which is owned by some members of the family of the Chairman of the Board and another director of the Company. Execution of the lease was approved by a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $207,000, $226,000 and $253,000 in 2002, 2003 and 2004, respectively. Future annual commitments under the lease are $147,000 for the period from December 25, 2004 to June 23, 2005 and $293,000 for the remaining term of the lease, subject to increases in 2005, 2010 and 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2004.

(14)       SHARE OPTIONS:

       We have reserved a total of approximately 6,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan") and under our 2004 Equity Incentive Plan (the "2004 Plan" and, collectively, with the 1996 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the Equity Plans, the "Plans"). Under the Plans, incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. The terms of each option agreement under the Equity Plans were or are, as the case may be, are determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of incentive share options and options issued under the Directors' Plan may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. The following table presents a summary of share option activity under the Plans:

	Number of Shares	Option Price Per Share
		Low	High	Weighted

Outstanding, December 31, 2001	3,767,834	5.78	34.54	18.69
Granted	740,981	10.93	18.65	13.21
Exercised	(216,642)	5.78	20.50	9.38
Cancelled	(238,916)	13,69	34.54	17.97
Outstanding, December 31, 2002	4,053,257	5.78	34.54	18.18

Granted	544,229	13.10	16.46	14.20
Exercised	(74,492)	5.78	15.84	13.86
Cancelled	(676,394)	10.93	34.54	21.58
Outstanding, December 31, 2003	3,846,600	5.78	34.54	17.13

Granted	167,375	20.81	27.67	26.79
Exercised	(1,474,209)	5.78	24.29	13.87
Cancelled	(56,417)	10.93	34.54	15.78
Outstanding, December 31, 2004	2,483,349	10.56	34.54	19.74

Options available for future grants at December 31, 2004	1,509,000

       Additional information regarding options outstanding at December 31, 2004 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/04	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted Average Exercise Price
Low	High
$5.78	$13.81	632,469	6.5	$12.96	466,218	$12.95
13.82	17.26	554,583	7.9	14.90	278,484	15.40
17.27	20.72	524,484	5.5	19.11	520,461	19.11
20.73	21.17	19,840	9.0	20.99	2,840	21.15
24.18	26.63	221,819	3.5	25.51	211,819	25.56
27.64	31.08	359,544	6.4	29.42	219,169	30.54
31.09	34.54	170,610	3.2	34.54	170,610	34.54
$5.78	$34.54	2,483,349	6.1	$19.74	1,869,601	$20.50

       During December 2004, we granted 155,000 restricted common shares under the 2004 Plan. Unearned stock compensation was recorded within shareholders' equity at the date of award based on the quoted market price of our common shares on the date of grant and is being amortized on a straight-line basis over the vesting period, which is three years. Total amortization expense for the year ended December 31, 2004 was $120,000.

       Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. During 2003, an additional 2,000 of the stock options were cancelled. These options vest over a three year period. The options outstanding were not included in the computation of Steiner Leisure's earnings per share because their impact is anti-dilutive. At December 31, 2004, 11,000 options were outstanding and vested.

       We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of its employees. For the years ended December 31, 2002, 2003 and 2004 the aggregate contribution to the plan was $53,000, $40,000 and $40,000, respectively.

(15)       SEGMENT INFORMATION:

       We follow SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The basis for determining our operating segments is the manner in which financial information is used by Steiner Leisure in its operations. Management operates two segments, Spa Operations, and Schools. The significant accounting policies of the segments are the same as those described in Note 2 - "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." Inter-segment transactions are accounted for on an arms-length basis and are eliminated in consolidation.

	Revenues	Operating Income	Depreciation and Amortization	Capital Expenditures	Identifiable Assets
2004
Spa Operations	$325,373,000	$37,117,000	$8,214,000	$6,512,000	$175,156,000
Schools	16,118,000	1,237,000	219,000	276,000	24,862,000
	$341,491,000	$38,354,000	$8,433,000	$6,788,000	$200,018,000
2003
Spa Operations	$264,681,000	$27,058,000	$8,073,000	$6,759,000	$142,180,000
Schools	15,893,000	1,145,000	240,000	102,000	23,425,000
	$280,574,000	$28,203,000	$8,313,000	$6,861,000	$165,605,000
2002
Spa Operations	$233,911,000	$27,514,000	$6,775,000	$6,645,000	$136,817,000
Schools	15,914,000	129,000	225,000	96,000	22,794,000
	$249,825,000	$27,643,000	$7,000,000	$6,741,000	$159,611,000

       Included in identifiable assets are assets held for sale. Included in Spa Operations and Schools is goodwill of $32.6 million and $14.0 million, respectively, as of December 31, 2004.