Form 10-Q
period 2005-03-31
STEINER LEISURE LTD
filed 2005-05-10
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [4 ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	20,967,313, which excludes 2,951,406 treasury shares, as of May 2, 2005

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$50,384,000	$32,489,000
Accounts receivable, net	13,971,000	15,075,000
Accounts receivable - students, net	4,377,000	5,473,000
Inventories	20,561,000	21,354,000
Assets held for sale	257,000	257,000
Other current assets	5,684,000	5,281,000
Total current assets	95,234,000	79,929,000
PROPERTY AND EQUIPMENT	50,147,000	49,915,000
GOODWILL	46,590,000	46,590,000
OTHER ASSETS:
Intangible assets, net	4,411,000	4,305,000
Deferred financing costs, net	95,000	71,000
Other	3,541,000	4,314,000
Total other assets	8,047,000	8,690,000
Total assets	$200,018,000	$185,124,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,474,000	$8,914,000
Accrued expenses	22,063,000	18,726,000
Current portion of deferred rent	321,000	321,000
Liabilities related to assets held for sale	1,302,000	1,090,000
Current portion of deferred tuition revenue	5,258,000	6,034,000
Gift certificate liability	1,214,000	1,136,000
Income taxes payable	4,083,000	3,523,000
Total current liabilities	39,715,000	39,744,000
LONG-TERM DEFERRED RENT	3,045,000	3,096,000
LONG-TERM DEFERRED TUITION REVENUE	129,000	129,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
19,959,000 shares issued in 2004 and 20,456,000 shares issued
in 2005	200,000	205,000
Additional paid-in capital	65,569,000	73,315,000
Accumulated other comprehensive income	3,180,000	3,111,000
Unearned compensation	(4,169,000)	(3,790,000)
Retained earnings	121,720,000	130,802,000
Treasury shares, at cost, 1,866,000 shares in 2004 and 2,781,000 in 2005	(29,371,000)	(61,488,000)
Total shareholders' equity	157,129,000	142,155,000
Total liabilities and shareholders' equity	$200,018,000	$185,124,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
REVENUES: REVENUES:
Services	$55,967,000	$65,326,000
Products	24,938,000	29,418,000
Total revenues	80,905,000	94,744,000
COST OF REVENUES:
Cost of services	44,249,000	51,292,000
Cost of products	18,262,000	22,355,000
Total cost of revenues	62,511,000	73,647,000
Gross profit	18,394,000	21,097,000
OPERATING EXPENSES:
Administrative	4,304,000	5,630,000
Salary and payroll taxes	4,827,000	5,695,000
Total operating expenses	9,131,000	11,325,000
Income from operations	9,263,000	9,772,000
OTHER INCOME (EXPENSE):
Interest expense	(654,000)	(51,000)
Other income	16,000	148,000
Total other income (expense)	(638,000)	97,000
Income from continuing operations before provision for income taxes and equity investment	8,625,000	9,869,000
PROVISION FOR INCOME TAXES	613,000	773,000
Income from continuing operations before equity investment	8,012,000	9,096,000
INCOME IN EQUITY INVESTMENT	116,000	--
Income from continuing operations before discontinued operations	8,128,000	9,096,000
LOSS FROM DISCONTINUED OPERATIONS (which includes loss on disposal of $5,000 and $0, for the three months ended March 31, 2004 and 2005, respectively), NET OF TAXES	(72,000)	(14,000)
Net income	$8,056,000	$9,082,000
Income (loss) per share-basic:
Income before discontinued operations	$0.49	$0.51
Loss from discontinued operations	--	--
	$0.49	$0.51
Income (loss) per share-diluted:
Income before discontinued operations	$0.48	$0.48
Loss from discontinued operations	--	--
	$0.48	$0.48

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$8,056,000	$9,082,000
Loss from discontinued operations	67,000	14,000
Loss on disposal of discontinued operations	5,000	--
Income from continuing operations	8,128,000	9,096,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	2,114,000	2,071,000
Amortization of unearned compensation	--	354,000
Provision for doubtful accounts	134,000	131,000
Income in equity investment	(116,000)	--
(Increase) decrease in:
Accounts receivable	(189,000)	(2,720,000)
Inventories	(2,199,000)	(1,037,000)
Other current assets	(591,000)	383,000
Other assets	216,000	(773,000)
Increase (decrease) in:
Accounts payable	(151,000)	3,510,000
Accrued expenses	(303,000)	(3,253,000)
Income taxes payable	(5,000)	(530,000)
Deferred tuition revenue	105,000	776,000
Gift certificate liability	(69,000)	(78,000)
Net cash provided by operating activities of continuing operations	7,074,000	7,930,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(3,408,000)	(1,756,000)
Net cash used in investing activities of continuing operations	(3,408,000)	(1,756,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments on long-term debt	$(4,617,000)	$--
Purchases of treasury shares	--	(32,117,000)
Debt issuance costs	(26,000)	--
Proceeds from share option exercises	664,000	7,776,000
Net cash used in financing activities of continuing operations	(3,979,000)	(24,341,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(276,000)	498,000
NET CASH USED IN DISCONTINUED OPERATIONS	(560,000)	(226,000)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(1,149,000)	(17,895,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	20,434,000	50,384,000
CASH AND CASH EQUIVALENTS,
End of period	$19,285,000	$32,489,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$455,000	$--

Income taxes	$510,000	$608,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure, the "Company", "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 Consolidated Balance Sheet included herein was extracted from the December 31, 2004 audited Consolidated Balance Sheet included in our 2004 Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivable, inventories and long-lived assets and the useful lives of intangible assets and property and equipment.
(2)	ORGANIZATION:

Steiner Leisure is a worldwide provider of spa services. The Company, incorporated in the Bahamas, commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, subsequently known as STGR Limited ("Steiner Group"), a U.K. company and an affiliate of the Company, and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly-owned subsidiary of Steiner Group. These operations consisted almost entirely of offering spa services and products on cruise ships. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.
(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	March 31,
	2004	2005
Finished Goods	$15,842,000	$16,547,000
Raw Materials	4,719,000	4,807,000
	$20,561,000	$21,354,000

(b)	Goodwill

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. In January 2005, the Company performed the required annual impairment test and determined there was no impairment.
(c)	Income Taxes

The Company files a consolidated tax return for its United States subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. We believe that a large percentage of our shipboard income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.
(d)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction losses reflected in administrative expenses were approximately $102,000 and $21,000 for the three months ended March 31, 2004 and 2005, respectively. The majority of the Company's income is generated outside of the United States.
(e)	Earnings Per Share

Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares. The computation of weighted average common shares and common share equivalents used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2004	2005
Weighted average shares outstanding used in
calculating basic earnings per share	16,479,000	17,999,000
Dilutive common share equivalents	468,000	887,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,947,000	18,886,000
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	1,356,000	287,000

The Company issued 52,000 and 498,000 of its common shares upon the exercise of share options during the three months ended March 31, 2004 and 2005, respectively.

(f)	Stock-Based Compensation

The Company follows the provisions of SFAS 123, "Accounting for Stock-Based Compensation," in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of income for such transactions. The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations for stock-based transactions with employees, as permitted by SFAS 123.

The Company applies APB 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's option equity plan for employees consistent with the methodologies of SFAS 123, the Company's three months ended March 31, 2004 and 2005 net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended March 31,
		2004	2005
Compensation expense	As reported	$--	$354,000
	Pro forma	1,427,000	1,303,000
Net income	As reported	8,056,000	9,082,000
	Pro forma	6,629,000	8,133,000
Basic earnings per share	As reported	0.49	0.51
	Pro forma	0.40	0.45
Diluted earnings per share	As reported	0.48	0.48
	Pro forma	0.39	0.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 57.7% and 55.4%, risk-free interest rate of 4.0% and 4.0%, expected dividends of $0 and expected term of 6 years and 4 years for each of the three months ended March 31, 2004 and 2005, respectively.
(g)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $1,485,000 and $1,643,000 for the three months ended March 31, 2004 and 2005, respectively. At December 31, 2004 and March 31, 2005, the amounts of advertising costs included in prepaid expenses were not material.
(h)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123(R).  As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of March 31, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

(4)	DISCONTINUED OPERATIONS:

In 2002 and 2003, we sold or otherwise disposed of the assets constituting our day spa division, with the exception of two of its day spas. The day spa division primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa division, excluding the two spas we retained, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, in the condensed consolidated balance sheets as of December 31, 2004 and March 31, 2005.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months Ended March 31,
	2004	2005

Loss from operations, net of taxes	$67,000	$14,000
Loss on disposal, net of taxes	5,000	--

	December 31,	March 31,
	2004	2005
Assets held for sale
Current assets	$257,000	$257,000

Liabilities related to assets held for sale
Accounts payable & accrued expenses	$299,000	$93,000
Gift certificate liability	975,000	969,000
Other liabilities	28,000	28,000
	$1,302,000	$1,090,000

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $2.6 million as of March 31, 2005.

(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	March 31,
	2004	2005

Operative commissions	$2,535,000	$3,144,000
Minimum line commissions	8,246,000	4,476,000
Payroll and bonuses	4,513,000	3,652,000
Rent	1,074,000	1,195,000
Other	5,695,000	6,259,000
Total	$22,063,000	$18,726,000

(6)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at LIBOR based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. As of March 31, 2005, there was $9.3 million available under the revolving facility. The revolving facility will expire on July 2, 2005.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2005, we were in compliance with all of these financial covenants.
(7)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

	Three Months Ended March 31,
	2004	2005
Net income	$8,056,000	$9,082,000
Unrealized gain on interest rate
swap, net of taxes	4,000	--
Foreign currency translation adjustments,
net of taxes	110,000	(69,000)
Comprehensive income	$8,170,000	$9,013,000

(8)	SHAREHOLDERS' EQUITY:

In the fourth quarter of 2004, the Board of Directors confirmed continuation of our previously approved share repurchase plan under which the Company may purchase up to an additional 1,285,000 shares. During the three months ended March 31, 2005, we purchased approximately 914,000 shares for approximately $32.1 million. Of those shares purchased, 420,000 shares were purchased from the Chairman of the Board of the Company for approximately $15.0 million.
(9)	SEGMENT INFORMATION:

Information about the Company's Spa Operations and Schools segments for the three months ended March 31, 2004 and 2005 is as follows:

	Three Months Ended March 31,
	2004	2005
Revenues:
Spa Operations	$76,549,000	$90,535,000
Schools	4,356,000	4,209,000
	$80,905,000	$94,744,000
Income from Operations:
Spa Operations	$8,504,000	$9,222,000
Schools	759,000	550,000
	$9,263,000	$9,772,000

	December 31,	March 31,
	2004	2005

Identifiable Assets:
Spa Operations	$175,156,000	$159,660,000
Schools	24,862,000	25,464,000
	$200,018,000	$185,124,000

Included in identifiable assets are assets held for sale. Included in Spa Operations and Schools is goodwill of $32.6 million and $14.0 million as of December 31, 2004 and March 31, 2005.

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

Our resort spas are dependent on the resort hotel industry for their success. The resort hotel industry is subject to risks that are, in many ways, similar to that of the cruise industry, including the following risks: changes in the national, regional and local economic and/or political climate (including major national or international terrorism, hostilities or other events), local conditions, including oversupply of hotel properties, illnesses, labor unrest, changes in popular travel patterns and other causes of reduced hotel occupancy, including adverse weather conditions.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of Steiner Leisure's Annual Report on Form 10-K for 2004 filed with the Securities and Exchange Commission. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual commissions payable over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and land-based lessors that replace expiring agreements.

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

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of March 31, 2005, we had unamortized goodwill and intangibles of $50.9 million. In January 2005, we performed the required annual impairment test and determined there was no impairment.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimating our actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $25.3 million as of March 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123(R). As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of March 31, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2004	2005
Revenues:
Services	69.2%	69.0%
Products	30.8	31.0
Total revenues	100.0	100.0
Cost of Revenues:
Cost of services	54.7	54.1
Cost of products	22.6	23.6
Total cost of revenues	77.3	77.7
Gross profit	22.7	22.3
Operating expenses:
Administrative	5.3	6.0
Salary and payroll taxes	6.0	6.0
Total operating expenses	11.3	12.0
Income from operations	11.4	10.3
Other income (expense):
Interest expense	(0.8)	(0.1)
Other income	--	0.2
Total other income (expense)	(0.8)	0.1
Income from continuing operations before provision for income taxes and equity investment	10.6	10.4
Provision for income taxes	0.7	0.8
Income from continuing operations before equity investment	9.9	9.6
Equity investment	0.2	--
Income from continuing operations before discontinued operations	10.1	9.6
Loss from discontinued operations, net of taxes	(0.1)	--
Net income	10.0%	9.6%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues increased approximately 17.1%, or $13.8 million, to $94.7 million in the first quarter of 2005 from $80.9 million in the first quarter of 2004. Of this increase, $9.4 million was attributable to an increase in services revenues and $4.4 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of nine additional spa ships in service in the first quarter of 2005 compared to the first quarter of 2004. Additionally, during the entire first quarter of 2005, we operated luxury spa facilities at the One&Only Palmilla, a resort in Los Cabos Mexico, and at the Westin Rio Mar Beach Resort in Puerto Rico. During the first quarter of 2004, the Palmilla Spa opened in February 2004 and the Westin Spa had not yet opened. We had an average of 1,617 shipboard staff members in service in the first quarter of 2005 compared to an average of 1,421 shipboard staff members in service in the first quarter of 2004. Revenues per shipboard staff per day increased by 9.3% to $447 in the first quarter of 2005 from $409 in the first quarter of 2004.

Cost of Services. Cost of services increased $7.0 million to $51.3 million in the first quarter of 2005 from $44.3 million in the first quarter of 2004. Cost of services as a percentage of services revenue decreased to 78.5% in the first quarter of 2005 from 79.1% in the first quarter of 2004. This decrease was primarily attributable to increases in staff productivity, partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the first quarter of 2005 compared to the first quarter of 2004 and the impact of the December 2004 Asian tsunami on our Asian operations.

Cost of Products. Cost of products increased $4.1 million to $22.4 million in the first quarter of 2005 from $18.3 million in the first quarter of 2004. Cost of products as a percentage of products revenue increased to 76.0% in the first quarter of 2005 from 73.2% in the first quarter of 2004. This increase was primarily attributable to the increases in commissions allocable to product sales on cruise ships covered by agreements which provide for increases in commissions in the first quarter of 2005 compared to the first quarter of 2004 and the cost of product promotions to aid sales efforts.

Operating Expenses. Operating expenses increased $2.2 million to $11.3 million in the first quarter of 2005 from $9.1 million in the first quarter of 2004. Operating expenses as a percentage of revenues increased to 12.0% in the first quarter of 2005 from 11.3% in the first quarter of 2004. This increase was primarily attributable to start-up costs related to the introduction of four additional ships, increased accounting and consulting fees related to Sarbanes Oxley compliance and increased advertising costs related to new sales initiatives.

Other Income (Expense). Other income (expense) increased $0.7 million to income of $0.1 million in the first quarter of 2005 from expense of $0.6 million in the first quarter of 2004. This increase was primarily attributable to a reduction in interest expense as a result of the repayment of all of our outstanding debt in 2004 and an increase in interest income due to higher cash balances.

Provision for Income Taxes. Provision for income taxes increased $0.2 million to $0.8 million in the first quarter of 2005 from $0.6 million in the first quarter of 2004. The provision for income taxes increased to an overall effective rate of 7.8% for the first quarter of 2005 from an overall effective rate of 7.1% for the first quarter of 2004 primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned for the first quarter of 2005 than such income represented for the first quarter of 2004.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes, decreased $58,000 to $14,000 in the first quarter of 2005 from $72,000 in the first quarter of 2004. There was no loss on disposal for the first quarter of 2005 compared to $5,000 for the first quarter of 2004.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2005, cash provided by operating activities of continuing operations was $7.9 million compared with $7.1 million for the three months ended March 31, 2004. This increase was attributable to an increase in net income and changes in working capital items.

During the three months ended March 31, 2005, cash used in investing activities was $1.8 million compared with $3.4 million for the three months ended March 31, 2004. The decrease was primarily attributable to our incurring greater capital expenditures to build-out resort spa facilities during the three months ended March 31, 2004 compared to the three months ended March 31, 2005.

During the three months ended March 31, 2005, cash used in financing activities was $24.3 million compared with $4.0 million for the three months ended March 31, 2004. This increase in cash used in financing activities was attributable to the purchase of 914,100 treasury shares for approximately $32.1 million, offset by the receipt of $7.8 million which represents the exercise price of options exercised during the quarter ended March 31, 2005.

Steiner Leisure had working capital of approximately $55.5 million at December 31, 2004, compared to working capital of approximately $40.2 million at March 31, 2005.

In January 2005, Mandara Spa entered into an agreement to fund the build-out of, and operate, a luxury spa at the Dolphin and Swan Hotels near Orlando, Florida. We estimate that the build-out will cost approximately $2.5 million and we anticipate that this luxury spa will open in the fall of 2005. We anticipate funding this build-out from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases.

These transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $2.6 million as of March 31, 2005 under these assigned leases to the extent the assignees fail to make their rental payments.

In February 2005, Steiner Leisure effectuated a continuation of our previously adopted share repurchase plan. Under that plan, from 1998 though 2000, we purchased a total of 1,902,150 shares out of the 3,187,250 approved by the Board of Directors for repurchase. Accordingly, under the share repurchase plan, we may purchase up to 1,285,100 shares from time to time at prevailing prices in open market, and possibly other, transactions, subject to market conditions, share price and other considerations. We anticipate funding these repurchases from our working capital. Through May 2, 2005, we repurchased 1,085,000 shares for approximately $37.6 million under the continuation of the repurchase plan. We cannot provide assurance as to the exact number of shares that will be repurchased under this repurchase plan continuation.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving credit facility of up to $10 million. In December 2003 we entered into an amended and restated credit agreement. The terms and conditions of the new agreement are substantially the same as the former agreement except that the maturity date of the revolving line of credit was extended one year to July 2, 2005. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund our 2001 land-based spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under the term loan and the revolving credit facility in 2004. As of March 31, 2005, there was $9.3 million available under the revolving credit facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2005, we were in compliance with these covenants.

Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

During the three months ended March 31, 2004 and 2005, we received proceeds of $0.7 million and $7.8 million, which represents the exercise price of options for shares of common stock exercised during those respective periods.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months. To the extent there is a significant slow-down in travel resulting from terrorist attacks, the war in Iraq, other hostilities, or any other reasons, cash generated from operations may not satisfy the cash required to operate our business. In that case we may need additional outside financing which may not be available on commercially acceptable terms, or at all.

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
    our future land-based activities, including opening additional land-based spas;
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

    our need to expand our services to keep up with consumer demands and the risk of increased expenses and liabilities potentially associated with such expansion;

    our limited experience in land-based operations, including with respect to the integration of acquired businesses;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for 2004 filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we use interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. We currently have no instruments in place to mitigate market risk because we currently have no debt outstanding.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005, identified in connection with an evaluation performed by management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure during the three month period ended March 31, 2005 of Steiner Leisure's common shares.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 2005	33,000	$32.88	33,000	$1,252,100
March 2005	881,100	35.22	881,100	$371,000
Total	914,100	$35.14	914,100

(1) Includes commissions paid.

(2) Our Board of Directors authorized a continuation of our previously adopted share repurchase plan. Under that plan, from 1998 through 2000, we purchased a total of 1,902,150 shares out of the 3,187,250 approved by the Board of Directors for repurchase. Accordingly, under the continuation of the share repurchase plan, we were permitted to purchase up to 1,285,100 shares from time to time at prevailing prices in open market, and possibly other, transactions, subject to market conditions, share price and other considerations. The continuation of the repurchase plan was announced on February 23, 2005, after which repurchases were re-commenced. The table above provides information with respect to these share repurchases during the three months ended March 31, 2005.

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

Dated: May 10, 2005

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