Form 10-Q
period 2005-09-30
STEINER LEISURE LTD
filed 2005-11-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [4 ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [4 ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,107,002, which excludes 3,455,006 treasury shares, as of November 4, 2005

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$50,384,000	$35,679,000
Accounts receivable, net	13,971,000	12,981,000
Accounts receivable - students, net	4,377,000	7,897,000
Inventories	20,561,000	23,615,000
Assets held for sale	257,000	257,000
Other current assets	5,684,000	5,513,000
Total current assets	95,234,000	85,942,000
PROPERTY AND EQUIPMENT, net	50,147,000	50,742,000
GOODWILL	46,590,000	46,590,000
OTHER ASSETS:
Intangible assets, net	4,411,000	4,072,000
Deferred financing costs, net	95,000	60,000
Other	3,541,000	6,702,000
Total other assets	8,047,000	10,834,000
Total assets	$200,018,000	$194,108,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,474,000	$7,966,000
Accrued expenses	22,063,000	22,617,000
Current portion of deferred rent	321,000	555,000
Liabilities related to assets held for sale	1,302,000	1,077,000
Current portion of deferred tuition revenue	5,258,000	7,905,000
Gift certificate liability	1,214,000	1,130,000
Income taxes payable	4,083,000	3,127,000
Total current liabilities	39,715,000	44,377,000
LONG-TERM DEFERRED RENT	3,045,000	5,708,000
LONG-TERM DEFERRED TUITION REVENUE	129,000	394,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
19,959,000 shares issued in 2004 and 20,688,000 shares issued
in 2005	200,000	207,000
Additional paid-in capital	65,569,000	77,362,000
Accumulated other comprehensive income	3,180,000	2,049,000
Unearned compensation	(4,169,000)	(2,897,000)
Retained earnings	121,720,000	151,262,000
Treasury shares, at cost, 1,866,000 shares in 2004 and 3,455,000 in 2005	(29,371,000)	(84,354,000)
Total shareholders' equity	157,129,000	143,629,000
Total liabilities and shareholders' equity	$200,018,000	$194,108,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
REVENUES:
Services	$61,666,000	$70,647,000	$174,438,000	$201,142,000
Products	28,434,000	32,917,000	79,595,000	94,938,000
Total revenues	90,100,000	103,564,000	254,033,000	296,080,000
COST OF REVENUES:
Cost of services	48,952,000	56,497,000	137,997,000	159,706,000
Cost of products	21,335,000	24,502,000	58,964,000	71,643,000
Total cost of revenues	70,287,000	80,999,000	196,961,000	231,349,000
Gross profit	19,813,000	22,565,000	57,072,000	64,731,000
OPERATING EXPENSES:
Administrative	4,652,000	5,160,000	13,340,000	15,835,000
Salary and payroll taxes	4,930,000	5,716,000	14,613,000	17,058,000
Total operating expenses	9,582,000	10,876,000	27,953,000	32,893,000
Income from operations	10,231,000	11,689,000	29,119,000	31,838,000
OTHER INCOME (EXPENSE):
Interest expense	(224,000)	(80,000)	(1,478,000)	(193,000)
Other income	45,000	123,000	86,000	333,000
Total other income (expense)	(179,000)	43,000	(1,392,000)	140,000
Income from continuing operations before provision for income taxes and equity investment	10,052,000	11,732,000	27,727,000	31,978,000
PROVISION FOR INCOME TAXES	875,000	831,000	2,159,000	2,417,000
Income from continuing operations before equity investment	9,177,000	10,901,000	25,568,000	29,561,000
INCOME IN EQUITY INVESTMENT	101,000	--	292,000	--
Income from continuing operations before discontinued operations	9,278,000	10,901,000	25,860,000	29,561,000
LOSS FROM DISCONTINUED OPERATIONS (which includes loss on disposal of $3,000 and $8,000 for the three and nine months ended September 30, 2004, respectively), net of taxes	(23,000)	(2,000)	(120,000)	(19,000)
Net income	$9,255,000	$10,899,000	$25,740,000	$29,542,000
Income (loss) per share-basic:
Income before discontinued operations	$0.55	$0.64	$1.55	$1.69
Loss from discontinued operations	--	--	(0.01)	--
	$0.55	$0.64	$1.54	$1.69
Income (loss) per share-diluted:
Income before discontinued operations	$0.52	$0.61	$1.49	$1.62
Loss from discontinued operations	--	--	(0.01)	--
	$0.52	$0.61	$1.48	$1.62

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$25,740,000	$29,542,000
Loss from discontinued operations	112,000	19,000
Loss on disposal of discontinued operations	8,000	--
Income from continuing operations	25,860,000	29,561,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,150,000	6,158,000
Amortization of unearned compensation	--	995,000
Provision for doubtful accounts	246,000	263,000
Income in equity investment	(292,000)	--
(Increase) decrease in:
Accounts receivable	1,072,000	(3,958,000)
Inventories	(6,296,000)	(3,972,000)
Other current assets	(822,000)	87,000
Other assets	(16,000)	(661,000)
Increase (decrease) in:
Accounts payable	(220,000)	2,744,000
Accrued expenses	3,884,000	837,000
Income taxes payable	924,000	(859,000)
Deferred tuition revenue	162,000	2,912,000
Deferred rent	(86,000)	397,000
Gift certificate liability	(97,000)	(84,000)
Net cash provided by operating activities of continuing operations	30,469,000	34,420,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(5,136,000)	(6,711,000)
Net cash used in investing activities of continuing operations	(5,136,000)	(6,711,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments on long-term debt	$(23,499,000)	$--
Purchase of treasury shares	--	(54,983,000)
Debt issuance costs	(26,000)	--
Proceeds from share option exercises	8,945,000	12,076,000
Net cash used in financing activities of continuing operations	(14,580,000)	(42,907,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	130,000	737,000
NET CASH USED IN DISCONTINUED OPERATIONS	(1,109,000)	(244,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	9,774,000	(14,705,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	20,434,000	50,384,000
CASH AND CASH EQUIVALENTS,
End of period	$30,208,000	$35,679,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$965,000	$--

Income taxes	$928,000	$2,920,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure, the "Company", "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 Consolidated Balance Sheet included herein was extracted from the December 31, 2004 audited Consolidated Balance Sheet included in our 2004 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	September 30,
	2004	2005
Finished Goods	$15,842,000	$16,612,000
Raw Materials	4,719,000	7,003,000
	$20,561,000	$23,615,000

(b)	Goodwill

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. In January 2005, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that as of September 30, 2005, no indicators of impairment are present which would warrant an impairment analysis prior to the scheduled annual impairment test.
(c)	Income Taxes

The Company files a consolidated tax return for its United States subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. We believe that a large percentage of our shipboard income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States or other income taxation.
(d)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The transaction gains (losses) reflected in administrative expenses were approximately $(71,000) and $(50,000) for the three months ended September 30, 2004 and 2005, respectively, and approximately $3,000 and $(223,000) for the nine months ended September 30, 2004 and 2005, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Weighted average shares outstanding used in
calculating basic earnings per share	16,981,000	17,131,000	16,711,000	17,478,000
Dilutive common share equivalents	919,000	706,000	693,000	788,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	17,900,000	17,837,000	17,404,000	18,266,000
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	864,000	188,000	607,000	188,000

The Company issued 282,000 and 42,000 of its common shares upon the exercise of share options during the three months ended September 30, 2004 and 2005, respectively, and issued 660,000 and 739,000 common shares upon such exercise during the nine months ended September 30, 2004 and 2005, respectively.
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

The Company applies APB 25 and related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's shares been based on fair value at the grant dates for awards under the Company's equity plans for employees consistent with the methodologies of SFAS 123, the Company's three and nine months ended September 30, 2004 and 2005 net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2005	2004	2005
Compensation expense	As reported	$--	$299,000	$--	$995,000
	Pro forma	1,002,000	1,427,000	3,385,000	4,201,000
Net income	As reported	9,255,000	10,899,000	25,740,000	29,542,000
	Pro forma	8,253,000	9,771,000	22,355,000	26,336,000
Basic earnings per share	As reported	0.55	0.64	1.54	1.69
	Pro forma	0.49	0.57	1.34	1.51
Diluted earnings per share	As reported	0.52	0.61	1.48	1.62
	Pro forma	0.46	0.55	1.28	1.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 56.3% and 53.6% for the three and nine months ended September 30, 2004 and 2005, respectively, risk-free interest rate of 4.0% (for both periods), expected dividends of $0 (for both periods) and expected term of six years and four years for each of the three and nine months ended September 30, 2004 and 2005, respectively.
(g)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $1,488,000 and $2,045,000 for the three months ended September 30, 2004 and 2005, respectively, and approximately $4,489,000 and $5,426,000 for the nine months ended September 30, 2004 and 2005, respectively. At December 31, 2004 and September 30, 2005, the amounts of advertising costs included in prepaid expenses were not material.

(h)	Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123(R) until the first quarter of 2006. The Company plans to adopt SFAS 123(R) on January 1, 2006. As of September 30, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.
(i)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, the Company reclassified $86,000 from depreciation expense to change in deferred rent.
(4)	DISCONTINUED OPERATIONS:

In 2002 and 2003, we sold or otherwise disposed of the assets constituting our day spa division, with the exception of two day spas. The day spa division primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa division, excluding the two spas we retained, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, in the condensed consolidated balance sheets as of December 31, 2004 and September 30, 2005.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Loss from operations, net of taxes	$20,000	$2,000	$112,000	$19,000
Loss on disposal, net of taxes	3,000	--	8,000	--

	December 31,	September 30,
	2004	2005
Assets held for sale
Current assets	$257,000	$257,000

Liabilities related to assets held for sale
Accounts payable & accrued expenses	$299,000	$93,000
Gift certificate liability	975,000	956,000
Other liabilities	28,000	28,000
	$1,302,000	$1,077,000

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $2.2 million as of September 30, 2005.

(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	September 30,
	2004	2005

Operative commissions	$2,535,000	$3,169,000
Minimum cruise line commissions	8,246,000	6,637,000
Payroll and bonuses	4,513,000	4,867,000
Rent	1,074,000	967,000
Other	5,695,000	6,977,000
Total	$22,063,000	$22,617,000

(6)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. On June 30, 2005, the Company entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. As of September 30, 2005, there was $19.3 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2005, we were in compliance with all of these financial covenants.
(7)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income	$9,255,000	$10,899,000	$25,740,000	$29,542,000
Unrealized gain on interest rate
swap, net of taxes	--	--	4,000	--
Foreign currency translation adjustments,
net of taxes	715,000	(826,000)	279,000	(1,131,000)
Comprehensive income	$9,970,000	$10,073,000	$26,023,000	$28,411,000

(8)	SHAREHOLDERS' EQUITY:

In the fourth quarter of 2004, the Board of Directors confirmed continuation of our previously approved share purchase plan under which we were authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In June 2005, the Board of Directors approved the purchase of an additional 1,000,000 shares in such transactions. During the nine months ended September 30, 2005, we purchased approximately 1,589,000 shares for approximately $55.0 million. Of those shares purchased, 420,000 shares were purchased from our Chairman of the Board for approximately $15.0 million.
(9)	SEGMENT INFORMATION:

Information about the our Spa Operations and Schools segments for the three and nine months ended September 30, 2004 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Spa Operations	$85,911,000	$99,043,000	$241,372,000	$283,262,000
Schools	4,189,000	4,521,000	12,661,000	12,818,000
	$90,100,000	$103,564,000	$254,033,000	$296,080,000
Income from Operations:
Spa Operations	$9,867,000	$11,556,000	$27,505,000	$30,989,000
Schools	364,000	133,000	1,614,000	849,000
	$10,231,000	$11,689,000	$29,119,000	$31,838,000

	December 31,	September 30,
	2004	2005
Identifiable Assets:
Spa Operations	$175,156,000	$166,353,000
Schools	24,862,000	27,755,000
	$200,018,000	$194,108,000

Included in identifiable assets are assets held for sale. Included in Spa Operations and Schools is goodwill of $32.6 million and $14.0 million, respectively, as of both December 31, 2004 and September 30, 2005.

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

Our resort spas are dependent on the resort hotel industry for their success. The resort hotel industry is subject to risks that are, in many ways, similar to that of the cruise industry, including the following risks: changes in the national, regional and local economic and/or political climate (including major national or international terrorism, hostilities or other events), local conditions, including oversupply of hotel properties, illnesses, labor unrest, changes in popular travel patterns or airline route scheduling and other causes of reduced hotel occupancy, including adverse weather conditions.

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

We also offer post secondary degree and non-degree programs in massage therapy, skin care and related areas at our school in Florida (comprised of four campuses) and our two schools (comprised of a total of three campuses) in Maryland, Pennsylvania and Virginia. In January 2004, we terminated operations at our campus in Winchester, Virginia and we cannot assure you that we will continue to operate all of the remaining campuses for any specified period of time.

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

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and other cruise lines, by seeking new venues for our resort spas, by developing new products and services and by seeking to increase our student enrollments. We also consider growth through appropriate strategic transactions, including acquisitions and joint ventures, as well as through seeking additional channels for the distribution of our retail products.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets in question. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. For certain properties, leasehold improvements are amortized over the lease term, which includes renewal periods that may be obtained at our option and that are considered significant to the continuation of our operations and to the existence of leasehold improvements, the value of which would be impaired by our discontinuing use of the leased property. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of September 30, 2005, we had unamortized goodwill and intangibles of $50.7 million. In January 2005, we performed the required annual impairment test and determined there was no impairment. The Company believes that as of September 30, 2005, no indicators of impairment are present which would warrant an impairment analysis prior to the scheduled annual impairment test.

The annual assessment for impairment in 2004 for our Schools segment indicated that no impairment was present. The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the component. Goodwill in our Schools segment was $14.0 million as of September 30, 2005.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $25.3 million as of September 30, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123(R) until the first quarter of 2006. The Company plans to adopt SFAS 123(R) on January 1, 2006. As of September 30, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Services	68.4%	68.2%	68.7%	67.9%
Products	31.6	31.8	31.3	32.1
Total revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of services	54.3	54.5	54.3	53.9
Cost of products	23.7	23.7	23.2	24.2
Total cost of revenues	78.0	78.2	77.5	78.1
Gross profit	22.0	21.8	22.5	21.9
Operating expenses:
Administrative	5.1	5.0	5.3	5.3
Salary and payroll taxes	5.5	5.5	5.8	5.8
Total operating expenses	10.6	10.5	11.1	11.1
Income from operations	11.4	11.3	11.4	10.8
Other income (expense):
Interest expense	(0.2)	(0.1)	(0.6)	(0.1)
Other income	--	0.1	--	0.1
Total other income (expense)	(0.2)	--	(0.6)	--
Income from continuing operations before provision for income taxes and equity investment	11.2	11.3	10.8	10.8
Provision for income taxes	1.0	0.8	0.8	0.8
Income from continuing operations before equity investment	10.2	10.5	10.0	10.0
Equity investment	0.1	--	0.1	--
Income from continuing operations before discontinued operations	10.3	10.5	10.1	10.0
Loss from discontinued operations, net of taxes	--	--	--	--
Net income	10.3%	10.5%	10.1%	10.0%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Revenues increased 14.9%, or $13.5 million, to $103.6 million in the third quarter of 2005 from $90.1 million in the third quarter of 2004. Of this increase, $9.0 million was attributable to an increase in services revenues and $4.5 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of eight additional large spa ships in service in the third quarter of 2005 compared to the third quarter of 2004. We had an average of 1,691 shipboard staff members in service in the third quarter of 2005 compared to an average of 1,514 shipboard staff members in service in the third quarter of 2004. Revenues per shipboard staff member per day increased by 5.4% to $472 in the third quarter of 2005 from $448 in the third quarter of 2004.

Cost of Services. Cost of services increased $7.5 million to $56.5 million in the third quarter of 2005 from $49.0 million in the third quarter of 2004. Cost of services as a percentage of services revenue increased to 80.0% in the third quarter of 2005 from 79.4% in the third quarter of 2004. This increase was primarily attributable to increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the third quarter of 2005 compared to the third quarter of 2004 and the adverse impact of the December 2004 Asian tsunami on our Asian operations in the fourth quarter of 2004. This increase and adverse impact were partially offset by increases in staff productivity.

Cost of Products. Cost of products increased $3.2 million to $24.5 million in the third quarter of 2005 from $21.3 million in the third quarter of 2004. Cost of products as a percentage of products revenue decreased to 74.4% in the third quarter of 2005 from 75.0% in the third quarter of 2004. This decrease was primarily attributable to the increases in sales of higher margin products, which was partially offset by the increases in commissions allocable to product sales on cruise ships which provide for increases in commissions in the third quarter of 2005 compared to the third quarter of 2004 and the cost of product promotions to aid sales efforts.

Operating Expenses. Operating expenses increased $1.3 million to $10.9 million in the third quarter of 2005 from $9.6 million in the third quarter of 2004. Operating expenses as a percentage of revenues decreased to 10.5% in the third quarter of 2005 from 10.6% in the third quarter of 2004. This decrease was primarily attributable to increases in staff productivity.

Other Income (Expense). Other income (expense) increased $0.2 million to income of $43,000 in the third quarter of 2005 from expense of $0.2 million in the third quarter of 2004. This increase was primarily attributable a reduction in interest expense as a result of the repayment of all of our outstanding debt in 2004 and an increase in interest income due to higher cash balances in the third quarter of 2005 compared to the third quarter of 2004.

Provision for Income Taxes. Provision for income taxes decreased $44,000 to $0.8 million in the third quarter of 2005 from $0.9 million in the third quarter of 2004. Provision for income taxes decreased to an overall effective rate of 7.1% for the third quarter of 2005 from an overall effective rate of 8.7% for the third quarter of 2004 primarily due to the income earned in jurisdictions that tax our income representing a smaller percentage of the total income earned for the third quarter of 2005 than such income represented for the third quarter of 2004.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes, decreased $21,000 to $2,000 in the third quarter of 2005 from $23,000 in the third quarter of 2004. There was no loss on disposal for the third quarter of 2005 compared to a $3,000 loss on disposal for the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Revenues increased 16.6%, or $42.1 million, to $296.1 million in the nine months ended September 30, 2005 from $254.0 million in the nine months ended September 30, 2004. Of this increase, $26.7 million was attributable to an increase in services revenues and $15.4 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of eight additional large spa ships in service in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Additionally, during the first nine months of 2005, we operated luxury spa facilities at the One & Only Palmilla, a resort in Los Cabos Mexico, and at the Westin Rio Mar Beach Resort in Puerto Rico. During the first nine months of 2004, the Palmilla Spa opened in February 2004 and the Westin Spa had not yet opened. We had an average of 1,652 shipboard staff members in service in the nine months ended September 30, 2005 compared to an average of 1,464 shipboard staff members in service in the nine months ended September 30, 2004. Revenues per shipboard staff member per day increased by 7.0% to $456 in the nine months ended September 30, 2005 from $426 in the nine months ended September 30, 2004.

Cost of Services. Cost of services increased $21.7 million to $159.7 million in the nine months ended September 30, 2005 from $138.0 million in the nine months ended September 30, 2004. Cost of services as a percentage of services revenue increased to 79.4% in the nine months ended September 30, 2005 from 79.1% in the nine months ended September 30, 2004. This increase was primarily attributable to increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and the adverse impact of the December 2004 Asian tsunami on our Asian operations. This increase and adverse impact were partially offset by increases in staff productivity.

Cost of Products. Cost of products increased $12.7 million to $71.7 million in the nine months ended September 30, 2005 from $59.0 million in the nine months ended September 30, 2004. Cost of products as a percentage of products revenue increased to 75.5% in the nine months ended September 30, 2005 from 74.1% in the nine months ended September 30, 2004. The increase was primarily attributable to the increase in commissions allocable to product sales on cruise ships which provide for increases in commissions in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Operating Expenses. Operating expenses increased $4.9 million to $32.9 million in the nine months ended September 30, 2005 from $28.0 million in the nine months ended September 30, 2004. Operating expenses as a percentage of revenues was 11.1% for both the nine months ended September 30, 2005 and the nine months ended September 30, 2004.

Other Income (Expense). Other income (expense) increased $1.5 million to income of $0.1 million in the nine months ended September 30, 2005 from expense of $1.4 million in the nine months ended September 30, 2004. The increase was primarily attributable to a reduction in interest expense as a result of the repayment of all of our outstanding debt in 2004 and an increase in interest income due to higher cash balances.

Provision for Income Taxes. Provision for income taxes increased $0.2 million to $2.4 million in the nine months ended September 30, 2005 from $2.2 million in the nine months ended September 30, 2004. Provision for income taxes decreased to an overall effective rate of 7.6% for the nine months ended September 30, 2005 from an overall effective rate of 7.8% for the nine months ended September 30, 2004 primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned for the first nine months of 2005 than such income represented for the first nine months of 2004.

Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes, decreased $0.1 million to $19,000 in the nine months ended September 30, 2005 from $120,000 in the nine months ended September 30, 2004. There was no loss on disposal during the first nine months of 2005 compared to a $8,000 loss on disposal for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2005, cash provided by operating activities of continuing operations was $34.4 million compared with $30.5 million for the nine months ended September 30, 2004. This increase was attributable to an increase in net income and changes in working capital items.

During the nine months ended September 30, 2005, cash used in investing activities was $6.7 million compared with $5.1 million for the nine months ended September 30, 2004. The increase was primarily attributable to our incurring greater capital expenditures to build-out resort spa facilities during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, cash used in financing activities was $42.9 million compared with $14.6 million for the nine months ended September 30, 2004. This increase in cash used in financing activities was attributable to the purchase of approximately 1,589,000 of our common shares for approximately $55.0 million, offset by the receipt of $12.1 million which represents the exercise price of options exercised during the nine months ended September 30, 2005.

Steiner Leisure had working capital of approximately $55.5 million at December 31, 2004, compared to working capital of approximately $41.6 million at September 30, 2005. This decrease is primarily attributable to the purchase of approximately $55.0 million of treasury shares during the nine months ended September 30, 2005.

In January 2005, we entered into an agreement to fund the build-out of, and operate, a luxury spa at the Dolphin and Swan Hotels near Orlando, Florida. The build-out cost approximately $2.5 million. This luxury spa opened in September 2005. We funded this build-out from working capital.

In August 2005, we entered into an agreement to fund part of the build-out of, and operate a luxury spa at the Loews Miami Beach Hotel in Florida. We estimate that our share of the build-out will be approximately $2.0 million and we anticipate that this luxury spa will open in the first quarter of 2007. We anticipate funding this build-out from working capital.

In September 2005, we entered into an agreement to fund part of the build-out of and operate a luxury spa at Disney's Grand Californian Hotel at the Disneyland Resort in Anaheim, California. We estimate that our share of the build-out will be approximately $1.3 million and we anticipate this luxury spa will open in February 2006. We anticipate funding this build-out from working capital.

In addition, we recently entered into agreements relating to the operation and build-out of four other luxury spas. These build-outs will cost an aggregate of approximately $2.2 million. These spas will open at various times during 2006. We anticipate funding these build-outs from working capital.

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

Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we would remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $2.2 million as of September 30, 2005 under these assigned leases to the extent the assignees fail to make their rental payments.

In February 2005, Steiner Leisure effectuated a continuation of our previously adopted share purchase plan. Under that plan, from 1998 though 2000, we purchased a total of 1,902,150 shares out of the 3,187,250 approved by our Board of Directors for purchase. We purchased the remaining 1,285,100 shares from February through May 2005. In June 2005, our Board of Directors authorized the purchase of an additional 1,000,000 shares. We anticipate funding these purchases from our working capital. Through November 3, 2005, we purchased 303,500 shares for approximately $10.6 million under this new share purchase authorization. We cannot provide assurance as to the exact number of shares that will be purchased under this new authorization.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loan were used to fund our 2001 land-based spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under the term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. As of September 30, 2005, there was $19.3 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2005, we were in compliance with these covenants.

Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

During the nine months ended September 30, 2004 and 2005, we received proceeds of $9.0 million and $12.1 million, respectively, representing from the aggregate exercise price of options on our common shares exercised during those periods.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months. To the extent there is a significant slow-down in travel resulting from terrorist attacks, such as those in London in July 2005 and Bali in October 2005, hostilities in Iraq or elsewhere, or any other reasons, cash generated from operations may not satisfy the cash required to operate our business. In that case we may need additional outside financing which may not be available on commercially acceptable terms, or at all.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. Recurrence of softness of the economy in North America and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition.

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

    our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability and/or which are susceptible to significant adverse weather conditions, including the regions affected by the December 2004 tsunami in Asia and the 2005 hurricanes in the Southern United States as well as risks particular to the cruise industry such as maritime accidents or disasters and piracy or terrorists attacks at sea;

    increasing numbers of days during cruises when ships are in port, which results in lower revenues to us;

    reductions in revenues during periods of major renovations or closures of resorts where we operate spas;

    economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001, the hostilities in Iraq, the bombings in Indonesia in October 2002, August 2003 and October 2005, and in London in July 2005, and the threat of future terrorist attacks and armed hostilities;

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

    the effects of outbreaks of illnesses, or the perceived risk of such outbreaks, on our resort spa operations in Asia and in other locations, on our cruise ship operations and on travel generally;

    our dependence for success on our ability to recruit and retain qualified personnel;

    our dependence on a single product manufacturer;

    our dependence, with respect to our resort spas, on airline service to our venue locations, which is beyond our control and subject to change;

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 identified in connection with the evaluation performed by management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2005.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2005	63,000	$35.49	63,000	837,000
August 2005	140,500	33.67	140,500	696,500
September 2005	--	--	--	696,500
Total	203,500	$34.23	203,500

(1) Includes commissions paid.

(2) On June 19, 1998, we announced that our Board of Directors had authorized the purchase of up to 500,000 of our common shares. That authorization was expanded to 3,187,250 in several increments with the latest increment announced (with respect to 1.5 million shares) on October 31, 2000. Under that authorization, from 1998 through 2000, we purchased a total of 1,902,150 shares out of the 3,187,250 approved by the Board of Directors for purchase. Under the continuation of that plan, we purchased a total of 1,285,100 shares from February through May 2005. Included in those transactions was the privately negotiated purchase by Steiner Leisure of 420,000 of our common shares from Clive Warshaw, our Chairman of the Board, on March 15, 2005, at a price of $35.77 per share, which was based on a discount of $0.10 per share from the closing price of the shares on March 14, 2005. On June 20, 2005, we announced our Board's authorization for us to purchase up to 1,000,000 additional common shares from time to time at prevailing prices in open market and possibly other transactions, subject to market conditions and compliance with certain financial parameters. The table above provides information with respect to our share purchases during the three months ended September 30, 2005.

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

Dated: November 9, 2005

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