Form 10-K
period 2005-12-31
STEINER LEISURE LTD
filed 2006-03-16
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

       Indicate by check mark if the registrant is not required to file reports pursuant to

Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

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

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [ ]   Accelerated filer [X] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

       The aggregate market value of the registrant's common stock held by non-affiliates was approximately $588,826,604 as of June 30, 2005, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2005, which is the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

       As of February 28, 2006, the registrant had 17,399,200 common shares issued and outstanding, which excludes 3,455,006 treasury shares.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed within 120 days after registrant's fiscal year end of December 31, 2005, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited) is a worldwide provider of spa services. In our facilities, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities and at third party retail outlets. Our cruise line and resort customers include Carnival Cruise Lines, Caesars Entertainment, Celebrity Cruises, Crystal Cruises, Cunard Cruise Lines, Hilton Hotels, Holland America Line, Kerzner International, Loews Hotels, Marriott Hotels, Norwegian Cruise Lines, Princess Cruises, Royal Caribbean Cruises and Seabourn Cruise Line. As of February 23, 2006, we served 122 cruise ships representing 19 cruise lines, and operated 56 resort spas and two day spas. Our maritime services are provided under agreements with cruise lines with terms which range in duration from one to five years. Our resort spas services are provided under agreements with resort operators and other lessors and have terms ranging, typically, from three to 15 years.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 23, 2006, 87 of the 122 ships that we served had large spa facilities. Ships with large spas provided us with average weekly revenues of $51,791 in 2004 and $57,508 in 2005, as compared to average weekly revenues of $14,420 in 2004 and $15,571 in 2005 for the other ships we served. Our services include massage, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and a variety of other specialized beauty and body treatments. Our range of services is designed to capitalize on the growing consumer trend toward health awareness, personal care and fitness.

We also provide, primarily through Mandara® Spa, our premier luxury resort spa brand, spa services similar to those we provide on cruise ships at 56 resort hotels located in the United States, the Caribbean, Asia, the Pacific, Mexico and other locations and at our Elemis® luxury day spas in Coral Gables, Florida and London, England.

We develop and sell a variety of high quality beauty products under our Elemis and La Therapie™ trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products to third parties, including a variety of products under the Steiner® and Mandara names. These products include beauty preparations such as aromatherapy oils, cleansers and creams, other skin care preparations, hair care products, moisturizers and lotions, and nail care products. We package and\or blend, and private label a total of more than 160 different products. We sell our products on board the ships that we serve, at our resort spas and day spas, through third party department stores and other retail and wholesale outlets, mail order and our web sites, including www.timetospa.com and www.elemis.com.

During 2005, services accounted for approximately 68% of our revenues and products accounted for approximately 32% of our revenues.

Steiner Leisure owns and operates three post-secondary schools (comprised of a total of seven campuses) located in Florida, Virginia, Maryland and Pennsylvania. These schools offer degrees in massage therapy and skin care and train and qualify spa professionals for health and beauty positions within the Steiner family of companies or other industry entities.

In January 2006, we entered into an agreement to purchase the assets of Utah College of Massage Therapy, Inc. ("UCMT"), which operates a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. In connection with the agreement to acquire UCMT, we entered into an agreement to acquire the assets of a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. The purchase price for the assets of UCMT is $28.0 million in cash. In addition, the seller can earn an additional $4.0 million in cash if the net income of the UCMT schools meets a specified target for 2006. Closing of the transaction is subject to conditions similar to those and other transactions of this type including, among others, the receipt of regulatory approval from the Department of Education (the UCMT schools, like the schools we currently operate, are eligible to receive Title IV student loan funding) and that an audit performed after December 31, 2005 reflects that those schools achieved specified targeted financial results in 2005.

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

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 35 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 6.9 million in 2001 to approximately 9.7 million in 2005, representing a compound annual growth rate of approximately 8.9%. As of February 23, 2006, approximately 105 of the 122 ships we served offered North American Cruises. However, CLIA has predicted that, for 2006, the increase in passengers on those cruises would be the smallest in five years.

A study reported by CLIA in 2005 indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. "Being pampered" achieved the greatest positive distinction. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise ship experience.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 23, 2006, 87 of the ships that we served offered large spa facilities. All four of the new ships scheduled to be introduced during the remainder of 2006 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 23, 2006, Steiner Leisure provided its services and products to 19 cruise lines representing a total of 122 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Steiner, Mandara, Elemis and Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 23, 2006 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served

Carnival (l)	21	Oceania	3
Celebrity (2)	8	Orient (4)	1
Costa (l)	10	P&O European Ferries (1)(3)	1
Crystal	2	Princess (1)	17
Cunard (l)	1	Royal Caribbean (2)	19
D.R. Holdings (3)	1	Seabourn (1)(3)	3
Disney	2	Silversea	4
Holland America (1)	13	Unicom	1
MTC	1	Windstar (1)	3
Norwegian (4)	11
		Total	122

_____________________

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar.
  Celebrity is owned by Royal Caribbean.
  We are currently serving this cruise line without a written agreement.
  Norwegian and Orient are owned by Star Cruises. We are currently serving two Norwegian ships without a written agreement.

Costa, Norwegian, Princess and Royal Caribbean are each scheduled to introduce a new ship into service in 2006. We expect to perform services on all four of these ships, all of which are currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2005, 2004 and 2003, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 34.9%, 32.4% and 32.3%, and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 22.7%, 23.9% and 23.7%. These companies, combined, accounted for 96 of the 122 ships served by us as of February 23, 2006. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it would materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to five years, with an average remaining term per ship of approximately three years as of February 23, 2006. As of February 23, 2006, cruise line agreements that expire within one year covered 15 of the 122 ships served by us. These 15 ships accounted for approximately 5.0% of our revenue in 2005. We typically are able to begin negotiations to renew agreements approximately six months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 23, 2006, agreements for four ships provide for termination for any reason by the cruise line on 90 days' notice and we served seven ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2005, these payments are required by cruise line agreements covering a total of 24 ships served by us. As of December 31, 2005, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $31.3 million in 2006, $31.9 million in 2007, $33.1 million in 2008, $24.8 million in 2009 and $12.8 million in 2010. These amounts could increase under new, or renewed, agreements.

Overview of Resort Spas and Day Spas Business

In February 1999, we commenced offering spa services at resorts through the operation of a luxury spa at the Atlantis Resort and Casino on Paradise Island in the Bahamas. We significantly expanded our land-based spa operations in the third quarter of 2001 by acquiring an interest in the Mandara Spa chain of resort spas, which were operated principally in Asia, the Pacific, the United States and the Caribbean. We acquired the remaining interests in Mandara Spa in 2002.

In the second quarter of 2001, we purchased the assets of the Greenhouse Day Spa business, which included a number of luxury day spas under the "Greenhouse" name at various locations in the United States, as well as the "Greenhouse" mark. At that time we also purchased a chain of six day spas in California. In the fourth quarter of 2002, we decided to dispose of or otherwise close our day spa business, other than the two "Elemis" flagship day spas located in Coral Gables, Florida and London, England.

Since the 2001 acquisitions, in addition to operating the resort spas that we acquired, we have opened additional resort spas in various locations in the United States, the Caribbean, the Pacific and Asia.

Since January 1, 2005, our resort spa operations were further expanded as set forth below:

    In March 2005, Mandara Spa entered into an agreement to fund the build-out of, and to operate, a new luxury spa at the Wailea Marriott Resort and Spa on the island of Maui in Hawaii, that will replace the much smaller spa currently operated by us at that resort. The new luxury spa is scheduled to open in August 2006.

    In June 2005, Mandara Spa entered into an agreement to fund the build-out of, and to operate, a luxury spa at the Waikoloa Beach Marriott Resort on the island of Hawaii. This luxury spa is scheduled to open in April 2006.

    In July 2005, we entered into an agreement to fund the build-out of, and to operate, a Elemis luxury spa at the Loews Hotel in Miami Beach, Florida. This luxury spa is scheduled to open in January 2007.

    In August 2005, Mandara Spa entered into an agreement to operate a luxury spa at the Musket Cove Island Resort in the Fiji Islands. At that time we began providing spa services at this resort in a temporary facility pending opening of the new spa facility, which is expected to open in June 2006.

    In September 2005, Mandara Spa began operating a luxury spa at the Swan and Dolphin Hotel near Orlando, Florida. We funded the build-out of this luxury spa.

    In December 2005, Mandara Spa began providing spa services at the Sofitel Fiji Resort and Spa in the Fiji Islands in a temporary facility. We funded a portion of the build-out of this luxury spa, which is anticipated to be completed in March 2006.

    In December 2005, we began providing spa services at the Grand Californian Hotel in Anaheim, California in a temporary facility. We funded the build-out of this luxury spa, which was completed in March 2006.

    During 2005, we also opened a total of four smaller resort spas in Indonesia, the Maldive Islands and Palau.

Our Resort Spas

As of February 23, 2006, we provided spa services at resorts in the following locations:

COUNTRY	NUMBER OF RESORT SPAS
United States(1)	9
Indonesia	10
Malaysia	8
Maldive Islands	7
Guam	6
Fiji	3
French Polynesia	3
Saipan	3
Bahamas	2
Aruba	1
Bahrain	1
Greece	1
Japan	1
Mexico	1
Total	56

(1) Including Puerto Rico

The resort spas we operate range in size from 2,000 square feet to 32,000 square feet.

In addition, we license the "Mandara" mark to RGR International, a Thailand-based hotel operator, which operates 12 "Mandara" resort spas in Thailand and two "Mandara" resort spas in China (which we formerly joint ventured with that entity), and license the "Greenhouse" mark to the operator of a "Greenhouse" day spa in New York City and a "Greenhouse" destination spa near Dallas, Texas.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our resort spas generally require rent based on a percentage of our revenues. In addition, for some of our resort spas, we are required to pay a minimum annual rental amount whether or not such amount would be required to be paid under the percentage rent arrangement. In connection with our spas at the Atlantis Resort and Casino, the Ocean Club, the Aladdin Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Mohegan Sun Resort, the One&Only Palmilla, the Westin Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel and at certain other resorts, in order to obtain the agreements for these premises, we agreed to build out the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $13.7 million. The individual build-out costs for the resort spas identified above as having been agreed to or opened in 2005 are expected to range from under $50,000 to $2,500,000. We believe that in order to procure agreements for the large spas at resorts in the future, we may be required to fund the build out, in whole or in part, of the spa facilities at those resorts at our expense. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of the expenditures we have spent to date on the build-out of resort spa facilities. The terms of the agreements for our resort spas range, typically, from three to 15 years.

Similar to some of our cruise line agreements, certain of our resort spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2005, Steiner Leisure had guaranteed total minimum payments to resorts of approximately: $3.4 million in 2006, $2.7 million in 2007, $2.7 million in 2008, $2.4 million in 2009, $1.8 million in 2010, and $5.1 million in total thereafter.

Massage and Beauty Schools

In August 1999, we acquired a post-secondary school (comprised of four campuses) in Florida offering degree and non-degree courses in massage and beauty, skin care and related areas. In April 2000, we acquired two post-secondary massage therapy schools (comprised of four campuses, including one which was closed in January 2004) located in Maryland, Pennsylvania and Virginia. In October 2005, we began offering, at our Florida campuses, a bachelor of science degree program focusing on natural health and spa management.

As of February 23, 2006, there were 1,643 students attending our schools. We are eligible to participate in student financial assistance programs administered by the U.S. Department of Education and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs. We sell our Elemis product line at our schools, retail stores and clinics.

These schools have provided us with the services of skilled and trained staff for our shipboard spas and our resort spas and have the potential to assist us in creating new channels for distribution of our Elemis product range.

In January 2006, we entered into an agreement to purchase the assets of UCMT, which operates a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. In connection with the agreement to acquire UCMT, we entered into an agreement to acquire the assets of a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. The purchase price for the assets of UCMT is $28.0 million in cash. In addition, the seller can earn an additional $4.0 million in cash if the net income of the UCMT schools meets a specified target for 2006. Closing of the transaction is subject to conditions similar to those and other transactions of this type including, among others, the receipt of regulatory approval from the Department of Education (the UCMT schools, like the schools we currently operate, are eligible to receive Title IV student loan funding) and that an audit performed after December 31, 2005 reflects that those schools achieved specified target financial results in 2005.

For financial information about our spa operations and schools segments, please see Note 15 to our consolidated financial statements included in this Form 10-K.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. We provide services to our guests on a personal basis. We employ staff who are professional, attentive and able to continue our tradition of catering to the needs of individual guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Our resort spa and day spa staffs are recruited primarily from the regions where the facilities are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care and in the nature, benefits and proper use of our products. Our training emphasizes the importance of an individualized and therapeutic experience for our guests. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

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

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests, students at our schools and the public in general. Our personnel individually inform our guests as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups and other events at the resorts we serve. In addition, we communicate with our current customer base through email, newsletters and other direct marketing. We also seek to expand our customer base through online advertising, public relations activities and communications through various advertising media.

Maintain Close Relationships with the Cruise Lines and Resort Operators. We have developed strong relationships with the cruise lines as a result of the quality of our services and our staff, which has helped to generate significant revenues for the cruise lines and a high level of customer satisfaction with our services. These relationships are important to our future growth and, in the cruise industry, we believe that they have positioned us to obtain renewals of almost all of our cruise line agreements that have expired since 1990. We have also developed strong relationships with operators of some of the resorts where we operate our luxury spas and, in certain cases, we believe that these relationships have assisted in our obtaining additional agreements.

Develop Recognizable Brands. We believe we have developed positive name recognition with "Steiner" for shipboard spas, "Mandara," "Elemis" and "Greenhouse," for resort spas, day spas, and shipboard spas, and "Elemis" and "La Therapie" for high quality beauty products. We also believe that the resort spas and day spas we operate also have positive brand name recognition. We also have helped to develop and promote customized brands for the cruise lines we serve and we seek to continue to do so for the cruise lines as well as for operators of resorts at which we provide our services. We believe that by creating these brands for cruise lines and resorts, we can not only better promote our services and products, but also strengthen our relationships with those entities.

Develop High Quality Educational Programs and Emphasize Student Placement.  We believe that the spa employment market requires highly trained spa professionals.  We continually refine, adapt and develop courses to improve the quality and portfolio of our educational programs to provide the skills required by prospective employers.  In addition, we focus on our student placement rates as we believe that high placement rates enhance a school's reputation and the marketability of its programs and are indicative of the underlying program quality.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 23, 2006, we commenced serving 81 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our resort spas could help our growth by encouraging the operators of those resorts to have us provide services at new resorts that they may open or acquire in the future. For example, in February 2004, Mandara Spa commenced operating a luxury spa at the One&Only Palmilla Resort in Los Cabos, Mexico. That resort is operated by an affiliate of the entity that operates the Atlantis and Ocean Club resorts in the Bahamas where we have operated luxury spas for several years.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 16.7% from 2000 through 2005. Steiner Leisure's products are sold primarily to our spa guests and through third party, land-based retail and wholesale channels. Our products are also offered through mail order and our web sites, including www.timetospa.com and www.elemis.com. We have increased our retail product sales through third-party, land-based channels, marketing campaigns aimed at mail order customers and enhanced training of our employees with respect to new products. In addition, during 2005, we began selling Elemis products at a total of nine locations of three well known department store chains in the United States, England, Scotland and Ireland. We intend to seek additional department store venues for our Elemis products, although we can not assure you that we will be successful in opening additional venues.

We believe that there is a significant opportunity to increase our product retail sales from the growth in our customer base resulting from our land-based spa operations as well as through other distribution channels in the United States, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Resort Spa Opportunities. A number of the resorts we currently serve are well known and highly regarded. We believe that our successful affiliation with those resorts, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other resort operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time.

Consider Strategic Transactions. We will consider strategic acquisitions of businesses which are compatible with our operations and will also consider strategic alliances or other strategic transactions that management believes would be beneficial to us. For example, in January 2006, we entered into an agreement to purchase the assets of UCMT which operates a post-secondary massage and beauty school with a total of seven campuses in the western United States.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We have often assisted cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. Through the remainder of 2006, we are scheduled to begin serving an additional four ships with large spa facilities.

Adding New Services and Products. We regularly consider expanding the menu of services and products we offer to our shipboard and land-based customers. Among other things, we have recently added teeth whitening services at some of our shipboard and land-based spas and acupuncture at some of our shipboard spas.

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

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy and hydrotherapy treatments. On ships, the number of private treatment rooms available for these services ranges from one to 17, depending on the size of the ship. The number of our staff providing these services on a ship ranges from two to 23. At our resort spas the number of treatment rooms varies from two to 36 and the number of our staff providing services varies from three to approximately 140.

Beauty and Hair. At all of our facilities we offer a broad variety of beauty treatments, including a variety of anti-aging treatments. At all of our shipboard spas and certain of our resort spas we operate hair styling salons which provide services to women, men and children and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to 12 hair styling stations as well as stations for manicures and pedicures. We staff each facility with one to seven employees performing hair, nail and beauty services.

Shipboard Spas. Since the late 1980s, cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 23, 2006, 87 of the ships that we served had large spa facilities. We expect to serve an additional four new ships with large spa facilities that are anticipated to begin service later in 2006. These spas provide enlarged fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 2005, our average weekly revenues on ships with large spas was approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 23, 2006, we operated fitness facilities on 116 of the ships we serve and at 14 of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, Steiner Leisure provides from one to three fitness instructors, depending on ship size. At certain of our resort spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but generally requires fees at our resort spas.

Retail Boutiques. In addition to the retail product sales at our land-based spas, in connection with some of our spa facilities, we operate boutiques selling spa- and resort-related products and accessories.

Educational Program Offerings.  We operate seven campuses in four states where we offer a broad portfolio of specialized educational programs designed to provide students with the requisite job skills and knowledge for placement in the spa industry.

Facilities Design

In general, the shipboard facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted, or are assisting, in the design of facilities for many of the ships we have served. We also have designed some of the luxury spas at the resorts and day spas we operate. We believe that our participation in the design of these facilities has resulted in the construction of facilities permitting improved quality of service and increased revenues to us at these facilities. We believe that our ability to assist in the design of these facilities helps us obtain agreements with cruise lines and resort hotels.

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our resort spas and day spas generally have similar operating hours.

Products

Steiner Leisure sells high quality personal care products for men and women. We offer our products worldwide through our spas, the retail outlets of our massage and beauty schools, and salons, retail stores and other third party retail and wholesale outlets.

Among other things, in 2005, we began selling our premium quality Elemis products in dedicated areas in the cosmetics sections of three well known department store chains in the United States, England, Scotland and Ireland, at a total of nine locations. We intend to seek additional department store venues for our Elemis products, although we can not assure you that we will be successful in opening additional venues.

We also sell products through mail order and our web sites at www.timetospa.com and www.elemis.com. The beauty products offered include aromatherapy oils as well as cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories. Hair care products offered include shampoos, conditioners and related products. Most of the products sold by us are from our Elemis and La Therapie product lines. Steiner Leisure sells a variety of Elemis skin care products made primarily from premium quality natural ingredients and a variety of premium quality La Therapie skin care products. Almost all of the raw materials for Elemis and La Therapie products are sourced from a premier French manufacturer. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Blending, packaging and distribution of our Elemis and La Therapie products are conducted at our facilities in Bridgewater, England.

We train our spa employees, as well as the students attending our massage and beauty schools, in the use of our Elemis and La Therapie products.

We also sell products under the Mandara name in connection with our Mandara resort spas and sell the products of third parties, including private label products manufactured by other companies and sold by us under the "Steiner" brand name.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Our resort spa and day spa employees also are required to have had prior training. Applicants for employment with Steiner Leisure must possess a willingness to provide outstanding personal service. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question.

Each shipboard employment candidate must complete a rigorous training program at our facilities near London, England. We can train up to approximately 180 employees at a time, in various courses and stages of training, at these facilities. The training course for shipboard service personnel is typically conducted over a period of two to six weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care and the unique requirements of our respective cruise line customers. All of our employees who perform spa services also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. Our employees are educated with respect to all of our services and products to enable them to cross-market our services and products. We also train candidates to manage our spas. This training covers, among other things, maximization of revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line and resort personnel.

Students trained at our United States massage and beauty schools may be employed by us at our resort spas and day spas, as well as on cruise ships we serve.

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

We market our resort spas through various channels at the resorts we serve. These channels include video messages, displays and advertisements in guestrooms and guest service directories, referrals from resort guest contact personnel, distribution of marketing materials through guest contact channels, advance sales to group meeting planners and attendees, signage, lobby displays, resort newsletters and resort web sites. In addition, employees cross-market other services and products offered by us to their guests. As part of our marketing efforts we provide incentives to our employees to maximize sales of our services and products and instruct employees in cross-marketing among our network of spas and other distribution channels. We also market our resort spas and day spas through public relations activities aimed at television and other media coverage and through local radio advertising. We also communicate promotions and promotional events through our elemis.com and timetospa.com web sites. We also offer gift certificates and other pre-use purchases. We benefit from advertising by the cruise lines and resorts we serve, and, increasingly, cruise lines and resorts are featuring their spa facilities and our services as part of their advertising campaigns.

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

We believe prospective students are attracted to our schools due to their reputations and program offerings. To generate interest among potential students, we engage in a broad range of marketing techniques, including through Internet marketing, direct mail, referrals and print and broadcast outlets.

Competition

Steiner Leisure is a worldwide provider of spa services. Both our shipboard and land-based services and products face competition.

On cruise ships we compete with passenger activity alternatives and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. One of our cruise line customers, during 2003 and 2004, provided shipboard services and products similar to those we provide with its own personnel on two of its ships (we began serving these ships in 2005). Another cruise line we serve has engaged the services of another third party spa services provider on one of its ships. One or more additional cruise lines could elect to provide these services and products themselves or through other third party providers in the future. There are currently several other entities offering services to the cruise industry similar to those provided by us, including Harding Brothers, Canyon Ranch and others.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities, including casino gambling, often without additional charge to guests, similar to those offered on cruise ships. These activities and facilities compete with us for customer time and dollars. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives that compete for consumer dollars. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests. In addition, Steiner Leisure is relatively new to the resort spa and day spa industries and our spas compete with spas and beauty salons owned or operated by companies that have offered their spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas operated by us. In addition, a number of these spa operators may have greater resources than we do.

The post-secondary education market is highly competitive. Our schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. A number of our competitors have, in recent years, modified their course offerings to now offer, or are contemplating offering, programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Sanford Brown Institute, Medvance Institute and Kaiser College.

There are many competitors in the beauty products industry. Our product sales on ships and on land compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, competitors sell their products in close proximity to our product offerings.

Seasonality

Our revenues are generated principally from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the summer months, generally resulting in the third quarter being the strongest quarter for us.

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

We license "Mandara" for use by luxury resort spas in certain Asian countries and we license the "Greenhouse" mark for use by a luxury day spa in New York City and a luxury destination spa in Arlington, Texas. Registrations for the "Steiner," "Mandara," and "Elemis" trademarks have been obtained in a number of countries throughout the world. Steiner Leisure continues to apply for other trademark registrations in countries in North America, Asia and Europe. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending.

From time to time we seek to use new marks to identify our services and products. At times, marks that we have sought to use because we believed they would help promote our business have not been available for our use. We cannot assure you that marks that would be helpful to the growth of our business will be available to us in the future when we seek to use them.

Regulation

Spa Services and Products. The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have cruise line agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry. New regulations were adopted in 2005 applicable to ships whose keels are laid after January 1, 2009, which could increase the costs of new ship construction. In addition, many of the cruise ships we serve call on U.S. ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future could increase the cruise industry's cost of doing business which could adversely affect that industry.

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on two U.S.-based ships, which are subject to U.S. law) and land-based staff.

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

Schools. Our massage and beauty schools are subject to extensive regulation by federal and state authorities. A primary reason for this is that our students participate in financial aid programs administered by governmental agencies. Among others, our operations are subject to the requirements of the federal Higher Education Act ("HEA") and the regulations promulgated thereunder by the Department of Education ("DOE"). Our schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or other sanctions. Because a majority of our students pay their tuition with financial assistance from these programs, our continued eligibility to participate in these programs is critical to the success of our schools.

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

Other bases for prohibitions or limitations to be imposed on a school's eligibility for participation in HEA financial assistance programs include student loan default rates over specified limits, failure to comply with general standards of financial responsibility prescribed by the DOE, late student refund payments over specified levels and deriving more than 90% of a school's revenue as defined under applicable DOE regulations, in any fiscal year from Title IV.

Sanctions can be imposed on schools seeking Title IV funding including, but not limited to, requiring that an institution post a letter of credit in favor of the DOE, placing such institution on a heightened level of cash monitoring under which a school's federal funding requests would be more carefully reviewed by the DOE or transferring the institution from the advance system of receiving Title IV Program Funds to the reimbursement system, under which an institution must disburse its own funds to students and document each student's eligibility for Title IV Program Funds before receiving such funds from the DOE.

Schools participating in Title IV Programs may not provide any commissions, bonuses or any other incentive payments based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds.

Under applicable regulations, there are three financial ratios for an institution to quality for the Title IV Financial Assistance Program, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV programs.

In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate states and the DOE. Additionally, each institution must be accredited by an agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, and the administrative and financial operations of the institution to ensure that each institution has the resources to perform its educational mission.

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

Employees

As of February 23, 2006, Steiner Leisure had a total of 3,746 employees. Of that number, 3,126 worked in spa operations, 41 were involved in the recruiting and training of spa personnel, 139 were involved in teaching at our massage and beauty schools, 94 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 346 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms generally of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive a salary plus a commission based on the volume of revenue generated by their staff. Employees at our resort spas and day spas generally are employed without contracts, on an at-will basis. Our resort spa and day spa therapists generally receive a base salary that is either augmented by commissions or bonuses or replaced by commissions when the base salary is exceeded, as the case may be. Resort spa and day spa managers receive a salary, plus bonuses, if applicable, based on various criteria. We are in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and Ocean Club resorts in the Bahamas becoming subject to a collective bargaining agreement, and certain of our non-management employees at our luxury spa at the One&Only Palmilla resort in Los Cabos, Mexico, currently are covered by a collective bargaining agreement. None of our other employees currently are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	63	Chairman of the Board
Leonard I. Fluxman	47	President and Chief Executive Officer and a Director
Robert C. Boehm	51	Senior Vice President and General Counsel
Glenn J. Fusfield	43	Chief Operating Officer
Stephen B. Lazarus	42	Senior Vice President and Chief Financial Officer
Amanda Jane Francis	40	Senior Vice President - Operations of Steiner Transocean
Tod Gibbs	39	Chief Operating Officer of Steiner Education Group, Inc.
Sean C. Harrington	39	Managing Director of Elemis Limited
Jeffrey Matthews	49	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	55	Senior Vice President of Mandara Spa LLC
Robert Schaverien	41	Managing Director of Steiner Training Limited

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

Robert C. Boehm has served as our Senior Vice President and General Counsel since September 2002. From May 1999 until joining us, he was a shareholder with the Miami office of Akerman Senterfitt, a Florida-based law firm. From May 1995 until May 1999, Mr. Boehm was a partner in the Miami and Washington, DC offices of Kelly, Drye and Warren LLP, a New York-based law firm. Prior to joining Kelly, Drye, among other things, Mr. Boehm was a partner and associate in law firms in Washington, D.C. and Miami and served as an enforcement attorney with the Securities and Exchange Commission.

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

Stephen B. Lazarus has served as our Senior Vice President and Chief Financial Officer since July 2003. From October 1999 until joining us he was Division Vice President and Chief Financial Officer for Rayovac Corporation's Latin America Division. From September 1998 through September 1999, Mr. Lazarus was Director, Financial Planning and Analysis for Guinness, a division of Diageo. Prior to that Mr. Lazarus was with Duracell, Inc. (later a subsidiary of The Gillette Company) from February 1990 to April 1998, where he held finance and business positions of increasing responsibility. From February 1988 to January 1990, Mr. Lazarus was employed by Ernst & Young as a senior auditor.

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

Tod M. Gibbs has served as Chief Operating Officer of our Steiner Education Group, Inc. subsidiary, which operates our massage and beauty schools, since November 2004. From November 2002 until joining us, he was the South Florida Region President of American InterContinental University, a postsecondary education provider owned by Career Education Corporation.  From July 1995 through October 2002, Mr. Gibbs held various positions, including Campus President, for Education America, Inc., a postsecondary education provider.  From December 1993 through June 1995, he was Director of Human Resources and Customer Service for GSP, Inc., a manufacturer and distributor of point of sale systems, and from June 1992 through November 1993, Mr. Gibbs was Regional Operations Director for Vandalia Enterprises, Incorporated, a postsecondary education provider.

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

Bruce M. Pine has served as Senior Vice President of our Mandara Spa LLC subsidiary since January 2006, in which capacity Mr. Pine oversees our Mandara and other resort spas in the United States, the Caribbean, the Pacific and Mexico. Mr. Pine served as Vice President of Hotel Operations for the Mohegan Sun Hotel and Casino in Uncasville, Connecticut (where we operate a luxury spa) from November 2001 until January 2006. From April 1998 until April 2001, Mr. Pine worked for Hotel Information Systems, a hospitality software solution provider based in Irvine, California, in various capacities, including Vice President of Worldwide Sales. From October 1996 until April 1998 he served as Vice President, Hotel Operations (the senior operations officer) for Hospitality International, a hotel management company. From November 1994 until October 1996, Mr. Pine served as General Manager of the Warwick Hotel in New York City and from July 1993 until November 1994 he served as General Manager of the Dorset Hotel in New York City. From November 1990 until July 1993, he served as Director of Hotel Operations for Trump Plaza Hotel and Casino in Atlantic City, New Jersey.  Prior to that time, Mr. Pine worked for more than 20 years in various capacities in the hotel industry in New York City and other locations.

Robert Schaverien has served as Managing Director of Steiner Training Limited since October 1999. In that capacity, he is responsible for recruitment and staff training for our shipboard employees. From May 1996 until October 1999 he served as a Sales Director for our Elemis Limited subsidiary. From February 1992 until April 1996, Mr. Schaverien served as Managing Director of Steiner Group. Prior to joining SGL, Mr. Schaverien worked with British Petroleum in a sales and marketing capacity from 1989 until 1991. Mr. Schaverien is the son-in-law of Clive Warshaw and Michèle Warshaw.

Web Site Access to SEC Reports

Our Internet web site can be found at www.steinerleisure.com. Information contained on our Internet web site is not part of this report.

We make available, free of charge through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

In addition to the other information set forth or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating Steiner Leisure and its business. These important factors, among others, could cause our actual results to differ from our expected or historical results.

We Depend on Our Agreements with Cruise Lines and Resorts; if These Agreements Terminate, Our Business would be Harmed

Our revenues are generated principally from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to five years with an average remaining term per ship of approximately three years as of February 23, 2006. As of that date, cruise line agreements that expire within one year covered 15 of the 122 ships served by us. These 15 ships accounted for approximately 5.0% of our 2005 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and resorts increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 23, 2006, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to seven ships, we are operating without written agreements. These 11 ships (which are included in the 15 ships referenced above) accounted for approximately 4.0% of our revenues in the year ended December 31, 2005. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our resort spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

We Depend on the Cruise Industry and Their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. Ships we serve are primarily marketed to North American consumers. According to CLIA, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 6.9 million passengers in 2000 to approximately 9.7 million passengers in 2005. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition. CLIA has predicted that, for 2006, the increase in North American passengers would be the smallest in five years.

The cruise industry is subject to significant risks that could affect our results of operations. Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and possible increases in fuel costs could materially adversely impact the cruise industry and our results of operations and financial condition. For example, in the summer of 2005, in response to the dislocations caused by Hurricane Katrina in the Gulf Coast of the United States, Carnival Cruise Lines withdrew three ships that we served from service for use in hurricane relief efforts. Hurricane Wilma, in 2005, caused the temporary closing of cruise ports in South Florida and destroyed a cruise pier facility in Cozumel, Mexico. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, the epidemics affecting global regions could also adversely affect cruise ship travel. In 2005, a piracy attack and passenger disappearances have brought adverse publicity to the cruise industry. The public concern over these incidents, especially if they continue, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our financial condition and results of operations.

In addition, industry analysts have expressed concern regarding potential over-capacity of ships operated by the cruise lines. Such overcapacity could adversely affect the cruise industry and adversely affect our financial condition and results of operations. For a period preceding 2004, several cruise lines discounted their fares in order to increase their passenger counts. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products.

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Changes in airline service to cruise debarkation locations could adversely affect us. In addition, any strikes or other disruptions of airline service, including of the type that followed the terrorist attacks of September 11, 2001 and those that could follow other terrorist attacks or armed hostilities, could adversely affect the ability of cruise passengers to reach their ports of embarkation, or could cause cancellation of cruises.

Demand for cruises is also likely to be increasingly dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as resort hotels and sightseeing vacations. Economic changes that reduce disposable income or consumer confidence in the countries from which our cruise line customers source their passengers may affect demand for vacations, including cruise vacations, which are discretionary purchases. A majority of the cruise passengers we serve reside in North America. An economic downturn in North America, such as was experienced a few years ago, as well as future periods of general economic recession, could have a material adverse effect on the cruise industry and could also have a material adverse effect on our business, results of operations and financial condition.

Cruise ships have increasingly had itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected.

The Aftermath of the September 11, 2001 and Other Hostilities May Adversely Impact Our Financial Results and Growth

The cruise lines we serve operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. In 2005, a cruise ship which we serve experienced an attempted piracy attack off the coast of Africa. We and the leisure industry in general were adversely affected in the aftermath of the September 11, 2001 terrorist attacks on New York and Washington and the hostilities in Iraq. In addition, our resort spa operations in Asia have been adversely affected by the terrorist bombings in Bali, Indonesia in October 2002 and October 2005, and the hotel bombing in Jakarta, Indonesia in August 2003. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or resort vacations. Weaker cruise industry and resort performance could have a material adverse effect on our business, results of operations and financial condition.

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in the past few years. In the second half of 2000, Premier and Commodore Cruise Lines ceased to operate. In September 2001, Renaissance Cruise Line ceased its operations. In the last few years, the parent company of Carnival Cruise Line has acquired a number of other cruise lines and further consolidation of the cruise industry may occur. A small number of cruise lines, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2005, 2004 and 2003, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 34.9%, 32.4% and 32.3% and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 22.7%, 23.9% and 23.7%. These companies also accounted for 96 of the 122 ships served by us as of February 23, 2006. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

We are obligated to make minimum payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements we enter into. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2005, these payments are required by cruise line agreements covering a total of 24 ships served by us.

As of December 31, 2005, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $31.3 million in 2006, $31.9 million in 2007, $33.1 million in 2008, $24.8 million in 2009 and $12.8 million in 2010. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. These payments could significantly increase the minimum payments above. In general, Steiner Leisure has experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2005, we guaranteed total minimum payments to resorts of approximately: $3.4 million in 2006, $2.7 million in 2007, $2.7 million in 2008, $2.4 million in 2009, $1.8 million in 2010 and $5.1 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Resorts We Serve

Our revenues from our shipboard guests and guests at our resort spas can only be generated if the ships and resorts we serve continue to operate. Premier, Commodore and Renaissance Cruise Lines ceased operating in 2000 and 2001. The Aladdin Resort and Casino, where we operate a luxury spa, filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. However, we cannot assure you of the continued viability of any of the resorts (including our ability to protect our investments in build-outs of resort spa facilities) or cruise lines that we serve. To the extent that cruise lines or resorts that we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially adversely affected.

Delays in New Ship Introductions Could Slow our Growth

Our growth depends, in part, on our serving new cruise ships brought into service. A number of cruise lines we serve have experienced in the past, and could experience in the future, delays in bringing new ships into service. In addition, there is a limited number of shipyards in the world capable of constructing large cruise ships in accordance with the standards of major cruise lines. This may also contribute to delays in new ship construction. Such delays could slow our growth and have a material adverse effect on our business, results of operations and financial condition.

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

Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our spa services. Shipboard employees typically are employed pursuant to agreements with terms of eight months. Our resort spa and day spa employees are generally employed on an at-will basis. Other providers of shipboard spa services have been competing with us for shipboard personnel. We also compete with spas and other employers for resort spa and day spa personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite training and skills necessary for our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products could have a material adverse effect on our business, results of operations and financial condition. In addition, in the aftermath of the terrorist attacks of September 11, 2001, the immigration approval process in the United States proceeds at a slower pace than previously had been the case. Since many of our shipboard employees are not U.S. citizens, this slower pace could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

In addition, the various jurisdictions where we operate our spas have their own licensing or similar requirements applicable to our employees which could affect our ability to open new spas on a timely basis or adequately staff existing spas. The two ships we serve that are U.S. based also are subject to U.S. labor law requirements that can result in delays in obtaining adequate staffing.

We Depend on a Single Product Manufacturer

A significant portion of the ingredients and other materials for our Elemis and La Therapie beauty products is produced by a single manufacturer with whom we formerly had a written agreement. We are currently working with this manufacturer without an agreement and are continuing to purchase its products. However, until any new agreement is finalized, this manufacturer is not contractually obligated to continue its relationship with us. If this manufacturer ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

Possible Adverse Changes in U.S. or Foreign Tax Laws Could Increase our Taxes

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

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States source income and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation can also be subject to a branch profits tax of 30% imposed on its after tax earnings that are so effectively connected. We believe that a large percentage of our shipboard services income will be foreign-source income, not effectively connected to a business it conducts in the United States. This belief is based on the following factors:

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

If Steiner Transocean is subject to United States federal income tax at a rate of up to 35% on its United States source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States, it would also be subject to a branch profits tax of 30% imposed on its after-tax earnings withdrawn, or considered to be withdrawn, from its United States business.

For similar reasons, certain non-U.S. jurisdictions may also assert that Steiner Transocean's income is subject to their income tax.

Management Services receives payments from Steiner Transocean and other subsidiaries of Steiner Leisure in return for certain administrative services it provides to Steiner Transocean and those subsidiaries. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arm's length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Management Services. This reallocation also could result in the imposition of interest and penalties. Management Services and other U.S. subsidiaries of ours also are subject to U.S. state and local income, franchise and other taxes.

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

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In September 2005, the IRS proposed regulations that, if adopted, could possibly subject a portion of our shipboard income to U.S. federal income tax. We cannot assure you as to the extent to which our shipboard income would be subject to U.S. federal income tax thereunder if regulations such as these are adopted.

In 2005, Steiner Leisure paid tax at an aggregate rate of 7.6% on its income. Our land-based operations have significantly increased since 2001, and are expected in the future to continue to increase (including upon a closing of the acquisition of UCMT), which would result in an increase in the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to tax. In addition, such amount of income subject to tax will continue to increase to the extent our land-based income continues to increase relative to our shipboard income.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In 2003 and 2004, one cruise line we serve provided shipboard spa services and products with its own personnel on two of its ships and another cruise line we serve has engaged the services of another third party spa provider for one of its new ships. Additional cruise lines could take similar actions in the future. In addition, there are several other entities offering services in the cruise industry similar to those provided by us and we cannot assure you that we will be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

Many of the resorts that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of these resorts also offer casino gambling. Our day spas compete with other day spa chains and individual day spas which have operations in the vicinities of our day spas, as well as with other beauty, relaxation or other therapeutic alternatives. These include, with respect to hair and manicure and pedicure services, large, well-known national chains and independently owned salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our customers. In addition, Steiner Leisure is relatively new to the resort and day spa industries and our spas compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the resort and day spas operated by us. In addition, a number of these spa operators may have greater resources than we do.

The post-secondary education market is highly competitive. Our post secondary massage and beauty schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online learning programs. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. Lower tuition by our competitors could limit our ability to increase student enrollment if we increase our tuition charges. A number of our competitors' schools are now offering or contemplating offering programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do.

Our product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and products with greater name recognition than our products, including large entities with greater resources than ours.

If we are unable to compete effectively in one or more areas of our operations, our business, financial condition and results of operation could be adversely affected.

Risks of Non-U.S. Operations

A total of ten of our resort spa operations are located in Indonesia. The Indonesian island of Bali, where we have a number of resort spas, was the site of terrorist attacks in October 2002 and October 2005. Jakarta, the Indonesian capital, was the site of a hotel bombing in August 2003. Those attacks adversely affected our revenues in that region from 2002 through 2005 and revenues are expected to continue to be adversely affected at least through 2006. In addition, countries where we currently or may in the future operate spas have in the past, and may in the future experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate our spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

Severe Weather Can Disrupt Our Operations

We also operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations that are subject to severe weather conditions, including hurricanes and other destructive storms. In the fourth quarter of 2002, Guam, where we operate several resort spas, was hit by a significant typhoon. That typhoon resulted in damage to our properties and the closing of the resorts in which they were located, causing us to suffer a loss of revenues. As a result of the powerful Tsunami that struck Asia in December 2004, most of our operations in the Maldive Islands were damaged. Two of our spas there continue to be closed, and our operation of a third spa was terminated by the resort after being closed for a year. We cannot assure you as to when any of these closed operations will re-open, if at all. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations, including Florida, the Caribbean and the Gulf of Mexico, could materially adversely affect our business, results of operations and financial condition.

Risk of Early Termination of Resort Spa Agreements

In connection with leases for our resort spas, we attempt to obtain terms that protect us in the event that the resort operator's lender forecloses and takes over the property in question. However, we cannot always obtain such protective "non-disturbance" terms. In the event that the lender to a resort spa operator under an agreement where no such non-disturbance term is included forecloses on that property, our agreement could be terminated prior to the expiration of its term. In such case, in addition to the loss of income from that spa, we could lose the value of the investment we made to build out that facility.

The Success of Our Resort Spas Depends on the Resort Hotel Industry

We operate spas at 56 resorts located in 14 countries and territories. We also license our Mandara mark to an operator of a total of 14 resort spas in Asia and license our Greenhouse mark to the operator of a day spa in New York City and a destination spa near Dallas, Texas. We are dependent on the resort hotel industry for the success of our resort spas. To the extent that consumers do not choose to stay at resorts where we operate spas, as to which we have no control, our business, financial condition and results of operations could be materially adversely affected. The resort hotel industry is subject to risks that are, in many ways, similar to those of the cruise industry, including the following risks:

  changes in the national, regional and local economic climate (including major national or international events such as the terrorist attacks of September 11, 2001, the October 2002 and October 2005 Bali terrorist attacks, the August 2003 Jakarta terrorist attack and the hostilities in Iraq), local conditions, including an oversupply of hotel properties, or a reduction in demand for hotel rooms;

  the attractiveness of the hotels to consumers and competition from comparable hotels in terms of, among other things, accessibility and cost;

  the outbreak of illnesses, such as Bird Flu, SARS, Asian flu or the perceived risk of such outbreaks, in locations where we operate resort spas;

  weather conditions, including the destructive Tsunami in December 2004 that severely damaged areas in several Asian countries and damaged most of our facilities in the Maldive Islands;

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

  the viability of resorts we serve;

  reductions in resort occupancy resulting from major renovations, damage or other causes (the Aladdin Resort is undergoing a major renovation which could adversely affect the financial position and results of operations of our spa there during the time such renovation takes place);

  the maintenance of the resorts we serve and changes in popular travel patterns;

  acquisition by hotel chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers; and

  elimination of, or reduction in, airline service to locations where we operate resort spas, which would result in fewer guests at those resorts; for example, in 2005, one airline ceased flights from Japan to Saipan (where we operate three spas) significantly reducing the number of visitors to that island.

To the extent that there are adverse changes in the foregoing conditions, this could materially adversely affect our business, results of operations and financial conditions.

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

Among other parts of our business plan, we consider various land-based opportunities. We have been required in connection with a number of our resort spa agreements to incur the cost of the build-out of the spa facilities. We may also seek acquisitions or other opportunities to grow our business which would require us to expend funds, possibly significant amounts, such as our proposed acquisition of the UCMT massage and beauty schools. We are subject to restrictions on capital expenditures under our credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to enable us to build-out the facilities at resorts where we otherwise would like to operate spas. Therefore, we may not be able to take advantage of all otherwise favorable opportunities to operate resort spas or effectuate other potentially favorable transactions. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Among other things that could cause our cash flow to be less than anticipated is the reduction in leisure travel that could result from hostilities in Iraq or other areas and/or the continued perpetration or threats of terrorist attacks. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out of Our Spas

In connection with new resort spas that we may seek to operate in the future, we may wish, or be required, to build-out the spa's facilities at our own expense. In addition, we have been required to expend funds on the build-outs of certain of our shipboard spas. The cost to build out resort spa facilities has ranged from relatively small amounts (for small spas in the Pacific and Asia) to approximately $13.7 million. Any spas we might wish to operate in the future could require build-out expenditures within the above range or above it, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. Such build-outs involve risks to us, including as follows:

  The commencement of the build-outs generally cannot begin until the venue owner has completed its own construction site around the premises of the proposed spa. We have no control over that process. The build-out process, as well as weather-related postponements and other factors affecting construction projects generally, could delay our spas' opening date and result in a loss of revenue to us.

  A number of our resort spa agreements provide that landlords may terminate the lease provided that we receive certain compensation with respect to our build-out expenses and earnings lost as a result of such termination. While we always attempt to negotiate the best deal we can in this regard, we can not assure you that any amounts we would receive in connection with such termination accurately reflects the economic value of the assets that we would be leaving behind as a result of such termination. In addition, under certain circumstances, in the event of termination of an agreement with a resort spa, we would receive no compensation with respect to build-out expenditures that we have incurred.

  If the resort owner files for bankruptcy or otherwise has financial problems prior to opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, the operator of the Aladdin Resort and Casino, where we lease facilities and operate a luxury spa, filed for protection under Chapter 11 of the Bankruptcy Code. While that resort has been sold to a new owner and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a resort could have a material adverse affect on our operations at that resort.

Risks Relating to Our Schools

Financial Risks

In 2004 and the first half of 2005, the financial results of our schools were less than we had anticipated. While we believe that the officers who manage our schools have the qualifications to successfully lead that division, we cannot assure you that those officers, in fact, will be able to successfully manage our school operations or increase their profitability. In addition, in January 2004, we terminated operations at our campus in Winchester, Virginia and we cannot assure you that we will continue to operate all of the remaining campuses for any specified period of time.

Risks Related to UCMT Acquisition

In January 2006, we entered into an agreement to purchase the assets of UCMT. While UCMT offers similar massage programs to those offered by the post-secondary massage and beauty schools that we currently operate, we cannot assure you that upon the closing of this acquisition we would be able to successfully integrate the new schools into our existing schools business or otherwise make the acquisition accretive. Any failure to integrate those schools could materially adversely affect our ability to achieve any cost savings or other benefits of operating a larger group of schools and could become a distraction to our management.

Risks Related to Quality of Training

Prospective employers of graduates of our schools require new employees to have training reflecting the latest methods for performing the services involved. If our training is unable to keep pace with the constantly changing demands of consumers in the spa and beauty services areas, this could adversely affect the ability of our students to find employment after completing their training with us which could, in turn, have an adverse affect on our ability to attract students.

While graduates of our schools have the training to be employed in our spa operations, to date, only a limited number of these graduates have become employed by us.

Risks Related to Student Enrollment and Retention and Facility Retention

In order for our schools to be successful, we must enroll and retain students at rates that would support such success. While we use a variety of means to market our schools to prospective students, among other things, the competition for students among schools similar to ours and other types of post-secondary schools, is intense. The failure to maintain student enrollment and retention rates at sufficient levels could adversely affect the business, results of operations and financial condition of our schools.

The success of our schools also depends on our ability to attract and retain sufficient numbers of faculty members with appropriate qualifications and experience, and we can provide no assurance that we will be able to retain such faculty when, and in the locations, needed.

We offer payment plans to help students pay that portion of their education expense not covered by financial aid programs, including plans under which these balances are unsecured and not guaranteed. Losses related to unpaid student balances could have a material adverse affect on results of operations and financial condition of our schools.

Risks Related to Weather

Most of our existing schools are located in Florida, which experienced severe hurricanes in 2004 and 2005. Those hurricanes caused businesses in that state, including some of our schools, to close for varying periods of time. To the extent that this type, or any other type, of severe weather occurs again in Florida or in other locations where we operate our schools, some of our schools could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools. Prolonged closings of our schools due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students.

Government Regulation Could Adversely Affect Us

We are subject to a variety of governmental regulations with respect to our various operations. In addition to the requirements and limitations that these regulations currently impose on us, these regulations are subject to change that could further limit our activities. Additional regulations could also be adopted in the future that could add additional requirements and/or limitations with respect to our business.

Products

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union, designed to protect consumers or the environment, could increase the cost of, or otherwise materially adversely affect, the advertising, manufacturing and packaging of our products.

Resort Spas and Day Spas

Our resort spas and day spas operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for employees at our resort spas and day spas.

Schools

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of the Higher Education Act (the "HEA") administered by the Department of Education (the "DOE"). For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate state agencies, accreditations by an accrediting agency authorized by the DOE and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of additional schools, addition of new educational programs, and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

If one of our schools were to violate any of these regulatory requirements, we could suffer a financial penalty. A regulatory authority also could place limitations on our schools' operations or terminate our schools' ability to grant degrees and certificates or other eligibility to receive federal student financial aid funds on behalf of their students. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied, or whether each of our schools will be able to comply with all of the requirements in the future. Even if we are complying with applicable governmental and accrediting body requirements, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect the financial results of our schools.

To participate in federal student financial aid programs under the HEA, schools must meet general standards of financial responsibility and either meet specific numeric measures of financial responsibility prescribed by DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. While currently none of our schools is required to post such letter of credit or accept such other conditions, if our schools fail to satisfy the applicable standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in federal student financial aid programs, could adversely affect the results of operations of our schools.

Our schools could loose their eligibility to participate in some or all of the federal student financial aid programs if defaults by students on their program loans equal or exceed specified rates or if our schools derive more than 90% of their revenue from federal student financial aid programs in any fiscal year. Such excessive default rates or the 90% derivation of revenues from these programs could have a material adverse effect on our schools' population and revenue.

The operation of our schools is required to be authorized by applicable agencies of the states in which they are located. State authorization and accreditation by an accrediting agency recognized by the DOE also are required for an institution to participate in the federal student financial aid programs. Requirements for state authorization and accreditation vary substantially among the applicable agencies. Loss of state authorization or accreditation by any of our campuses could have a material adverse affect on our student population and revenue.

Schools participating in Title IV Programs may not provide any commission, bonus or any other incentive payment based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines, penalties or sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse affect on the schools' financial condition, results of operations and cash flow.

Because our schools operate in a highly regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits of federal and state governmental agencies, present and former students and employees and other third parties who may allege violations of any regulatory requirements applicable to our schools. If the results of any such claims are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal funding or other sanctions. Even if we adequately address issues raised by any such claims or actions, we may have to devote significant financial and management resources to do so.

Recently, the operations of a number of companies in the for-profit post-secondary education industry were subject to increased regulatory scrutiny. In some case, allegations of wrongdoing resulted in investigations by federal and state law enforcement agencies and others. These allegations, reviews and investigations of other companies and the accompanying adverse publicity could have a negative impact on the post-secondary education industry as a whole, and our schools' business.

Our proposed acquisition of UCMT, and any other proposed acquisition of an institution that participates in federal student financial aid programs, requires that we seek approval from the DOE and applicable state agencies and accrediting authorities. A change of ownership or control of an institution under the DOE standards can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. If we are unable to obtain approvals from state agencies, accrediting agencies or DOE for any institution we propose to acquire, the acquired schools would not be permitted to participate in federal student financial aid programs. Such failure could have a material adverse effect on the schools to be acquired and on our schools in general. While all of our schools are currently eligible for our students to receive federal funding, including loan funds, we cannot assure you that we will be able to maintain such eligibility for our schools at all times in the future.

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

Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters. While all our schools currently are eligible for students to receive federal funding, including loan funds, we cannot assure you that we will be able to maintain such eligibility for our schools at all times in the future.

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services or suffered adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially adversely affected. As the types of services we offer increase, such as the additions of acupuncture and teeth whitening, the potential for claims against us could also increase.

Our Credit Facility Financing Could Restrict Our Activities

We have a credit facility with a bank that provides for a revolving credit facility of up to $20 million. That agreement contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants remain applicable even when there are no amounts outstanding under the revolving credit facility.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of such a default, the outstanding principal, together with all accrued interest under our credit facility will, at the option of our lenders, become immediately due and payable. If we were unable to repay amounts that become due under the credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under our credit facility. If the indebtedness under the credit facility were to be accelerated, our lender could take actions that could materially adversely affect our business and operations.

Our Credit Facility Expires in 2007

Our revolving credit facility expires in July 2007. While we currently have cash available for working capital and other purposes, opportunities to grow our business or needs for expenditures may arise in the future that would require us to obtain financing. We cannot assure you that any such financing would be available on terms as favorable as under our existing credit facility, or at all. Our inability to obtain financing on such favorable terms, or otherwise, could have a material adverse effect on our ability to grow or operate our business.

Need for Growth in Product Sales and Risk Relating to Retail Rollouts

In order for us to grow, we need to find additional sources of revenue. One possible area of growth for Steiner Leisure is additional emphasis on growth in sales of our products, particularly our "Elemis" and "La Therapie" lines. While we believe that our Elemis luxury day spas in Coral Gables, Florida and London, England will assist us in our efforts to increase our Elemis and La Therapie products sales, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are the only day spas in their respective countries operated under the Elemis name, or that we otherwise will be able to grow our product sales.

Recently in the British Isles and the United States we have commenced selling our Elemis products in dedicated areas of well-known retail establishments. From time to time in the future we may announce additional agreements with retail venues to operate such dedicated Elemis sales areas. Those agreements may be in a non-written form and may otherwise not be formal commitments. Accordingly, even if we announce our intention to commence retail product sale operations at certain venues, we cannot provide assurance that, in fact, such operations will be effectuated in all instances.

Need to Expand our Services

The demands of consumers with respect to spa services and products continue to evolve. In order for us to maintain our base of customers and expand our spa business, we must continue to expand our menu of services to keep up with these demands, as we have done recently by offering teeth whitening, acupuncture and microdermabrasion services. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs. In addition, there is a trend to add services at spa facilities similar to those traditionally provided in medical facilities, including services relating to skin care. These services, as well as other services that consumers may demand, may enhance our exposure to liability for injuries to our customers.

We are not a United States Company and, as a Result, there are Special Risks

Our corporate affairs are governed by our Memorandum of Association and Articles of Association, which are similar to the articles of incorporation and bylaws of a United States corporation, and the International Business Companies Act, 2000 of The Bahamas (the "IBC Act"). There are very few reported judicial cases under the IBC Act. Accordingly, the rights and remedies of our public shareholders in the face of actions by our management, directors or shareholders are less clearly established than would be the case with a company incorporated in a United States jurisdiction or in another country, such as the United Kingdom.

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw material and of our products in English Pounds Sterling and Euros, the weakness of the U.S. Dollar against those currencies could adversely affect our results of operations. The U.S. dollar has been, and could continue to be, weak against the U.K. Pound Sterling and the Euro and this weakness could materially adversely affect our results of operations and financial condition.

Anti-takeover Provisions Limit Shareholders' Ability to Effect a Change in Management or Control

Our Articles of Association include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of Steiner Leisure that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified Board of Directors serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on certain transactions with holders of 15% or more of the voting shares of Steiner Leisure. We have an authorized class of 10,000,000 Preferred Shares that may be issued in one or more series by the Board of Directors without further action by the shareholders on such terms and with such rights, preferences and designations as the Board of Directors may determine. Furthermore, our Amended and Restated 1996 Share Option and Incentive Plan and our 2004 Equity Incentive Plan and certain of our employment agreements provide certain rights to plan participants and our officers in the event of a change in control of Steiner Leisure.

In addition, certain of our cruise line and resort agreements provide the other parties with rights of termination in the event of certain changes in control of Steiner Leisure.

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
  the market price of shares of our cruise line or resort customers;
  general economic or market conditions.

Any such event could result in a material decline in the price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

All of our resort spas are operated under agreements with the resort operators. Our day spa facilities, offices, schools and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC, a Florida subsidiary of Steiner Leisure and our administrative services affiliate, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our Florida schools are located in Pompano Beach, Miami, Maitland and Bradenton. Our other U.S. Schools are located in Maryland (Baltimore), Pennsylvania (York) and Virginia (Charlottesville). Our shipboard staff training facilities and the administrative offices of our Elemis Limited ("Elemis") subsidiary are located in Harrow Weald, near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. We maintain office and training facilities for Elemis in London. We administer our United States day spa operations from our Coral Gables offices and our London day spa from the offices of Elemis Limited. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables administered Mandara's Asian and Central Pacific operations from offices in Bali, Indonesia until early March 2006. We currently provide that administration from offices in Kuala Lumpur, Malaysia. We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares and Related Matters

Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low bid prices per share of our common shares as reported by the Nasdaq Stock Market.

2004	High	Low
First Quarter	$18.56	$14.40
Second Quarter	22.00	16.15
Third Quarter	25.26	20.79
Fourth Quarter	30.40	21.69

2005	High	Low
First Quarter	$37.00	$27.25
Second Quarter	37.43	29.14
Third Quarter	37.53	30.74
Fourth Quarter	37.80	30.00

As of February 28, 2006, there were 17 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 9,700 beneficial owners of the common shares.

Steiner Leisure has not paid dividends on its common shares and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs as well as other factors that the board of directors may deem relevant. In addition, our payment of dividends is prohibited under our credit agreement without the consent of the lender.

Dividends and other distributions from Bahamas international business companies ("IBCs"), such as Steiner Leisure and its Bahamas IBC subsidiaries, are not subject to exchange control approval by the Central Bank of The Bahamas except for those payable to residents of The Bahamas. In all other material respects, the exchange control regulations do not apply to IBCs whose operations are exclusively carried on outside The Bahamas, such as Steiner Transocean Limited, our principal subsidiary. We cannot assure you that this exemption for IBCs will continue indefinitely, or for any particular length of time in the future.

The information required by Item 201(d) of Regulation S-K is included in Item 12 of Part III of this Report.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2005. The balance sheet data as of December 31, 2004 and 2005 and the statement of operations data for the years ended December 31, 2003, 2004 and 2005 were derived from our financial statements which have been audited by Ernst & Young LLP, independent registered public accountants, as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2001, 2002 and 2003, and the statement of operations data for the years ended December 31, 2001 and 2002 have been audited by Ernst & Young. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2001(1)(2)	2002(2)	2003(2)	2004(2)	2005(2)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$124,966	$172,084	$195,731	$233,350	$268,401
Products	63,922	77,741	84,843	108,141	128,817
Total revenues	188,888	249,825	280,574	341,491	397,218
Cost of Revenues:
Cost of services	96,466	137,189	157,476	185,294	214,022
Cost of products	48,001	58,239	63,598	80,512	96,588
Total cost of revenues	144,467	195,428	221,074	265,806	310,610
Gross profit	44,421	54,397	59,500	75,685	86,608
Operating expenses:
Administrative	9,447	13,399	14,508	18,493	20,837
Salary and payroll taxes	11,293	13,355	16,789	18,838	22,348
Amortization of goodwill	741	--	--	--	--
Total operating expenses	21,481	26,754	31,297	37,331	43,185
Income from operations	22,940	27,643	28,203	38,354	43,423
Other income (expense):
Interest expense	(1,696)	(3,714)	(3,392)	(1,525)	(275)
Other income	1,238	130	510	1,679	553
Total other income (expense)	(458)	(3,584)	(2,882)	154	278
Income from continuing operations before provision for income taxes, minority interest and equity investment	22,482	24,059	25,321	38,508	43,701
Provision for income taxes	738	1,670	1,615	2,912	3,302
Income from continuing operations before minority interest and equity investment	21,744	22,389	23,706	35,596	40,399
Minority interest	118	(1,122)	3	--	--
Income in equity investment	104	371	273	292	--
Income from continuing operations before discontinued operations and cumulative of a change in accounting principle	21,966	21,638	23,982	35,888	40,399
Income (loss) from discontinued operations, net of taxes	(5,076)	(24,384)	(3,560)	90	769
Cumulative effect of a change in accounting principle, net of taxes	--	(29,644)	--	--	--
Net income (loss)	$16,890	$(32,390)	$20,422	$35,978	$41,168

Earnings per common share (1)
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.44	$1.36	$1.46	$2.12	$2.32
Income (loss) from discontinued operations	(0.33)	(1.53)	(0.22)	0.01	0.04
Cumulative effect of a change in accounting principle	--	(1.86)	--	--	--
	$1.11	$(2.03)	$1.24	$2.13	$2.36

Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.38	$1.33	$1.44	$2.03	$2.23
Income (loss) from discontinued operations	(0.32)	(1.51)	(0.21)	0.01	0.04
Cumulative effect of a change in accounting principle	--	(1.82)	--	--	--
	$1.06	$(2.00)	$1.23	$2.04	$2.27

Basic weighted average shares outstanding	15,229	15,935	16,415	16,899	17,401
Diluted weighted average shares outstanding	15,863	16,212	16,668	17,643	18,159

BALANCE SHEET DATA:
Working capital (deficit)	$(3,846)	$917	$13,913	$55,519	$56,749
Total assets	188,497	159,611	165,605	200,018	210,649
Long-term debt, net of current portion	31,883	27,713	19,158	--	--
Shareholders' equity	100,254	76,446	99,285	157,129	159,628

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading worldwide provider of spa services. We sell our services and products to cruise passengers and at resort and day spas primarily in the United States, the Caribbean, the Pacific, Asia and Mexico. Payments to cruise lines, resort spa owners and day spa landlords are based on a percentage of our revenues and, in certain cases, a minimum annual rental or a combination of both. In 2003, we completed the disposition of our discontinued day spa operations, leaving us with our two Elemis flagship luxury day spas - one in London, England and one in Coral Gables, Florida.

Our revenues are generated principally from our cruise ship operations. Accordingly, our success and our growth is dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. The cruise industry is subject to significant risks that could affect our results of operations. Among other things, accidents and other incidents involving cruise ships, other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions, adverse publicity resulting from unfavorable incidents involving cruise ships or passengers and possible increases in fuel costs could materially adversely impact the cruise industry.

Our resort spas are dependent on the resort hotel industry for their success. The resort hotel industry is subject to risks that are, in many ways, similar to that of the cruise industry, including the following risks: changes in the national, regional and local economic and/or political climate (including major national or international terrorism, hostilities or other events), local conditions, including oversupply of hotel properties, illnesses, labor unrest, changes in popular travel patterns, adverse weather conditions, airline route scheduling and other causes of reduced hotel occupancy.

A significant factor in our financial results is the amounts we are required to pay under our agreements with the cruise lines and resorts. Certain cruise line agreements provide for increases in percentages of revenues and other amounts payable by us over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and resorts venue operators that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

Since our revenues are generated primarily from our cruise ship and resort spa operations, our success depends to a significant extent on the success of the cruise line and resort industries. From late 2001 through 2003, the cruise line and resort industries had experienced certain declines as a result of various factors impacting the demand for vacations including, among other things, fears of terrorist attacks, such as those of September 11, 2001, and potential and actual armed hostilities in Iraq and elsewhere, recessionary economic conditions worldwide, outbreaks of illnesses on ships and in countries where we operate resort spas (such as SARS and Bird Flu) as well as the adverse publicity surrounding these and other events. In addition, increased competition for cruise ship passengers resulting from increased passengers capacities among the large cruise lines, accentuated by the foregoing factors, had caused cruise lines to discount fares in order to increase passenger counts. We believe that passengers who cruise solely due to fare discounts may reflect their cost consciousness by not spending on board on discretionary items, such as our products and services.

In the first quarter of 2006, the cruise industry reported that bookings during the peak booking period (the so-called "wave season") for this year were down compared to 2005.

Although it is not possible to identify the precise financial impact on us of each of the foregoing factors, these occurrences adversely impacted the travel and leisure industry in general, and the cruise and resort industries and us in particular. Similar occurrences in the future could also have such adverse impact.

We believe that a more stable international political climate as well as the absence of publicized mass illnesses affecting ships or resort venues has led to better results for the cruise line and resort industries and us in 2004 and 2005.

Weather also can impact our results, and did so in 2004 and 2005. The multiple hurricanes that hit the Southern United States and other regions in the third quarters of each of these years caused cancellation or disruption of certain cruises and the closure of certain of our resort spas and campuses of our massage and beauty schools, which had adverse effects on us. In addition, the strong Tsunami that hit various Asian regions in December 2004 resulted in damage to, and the closing of, most of our operations in the Maldive Islands during much of 2005.

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

Historically a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. To the extent that our non-shipboard income increases as a percentage of our overall revenues, the amount of our income that will be subject to tax would increase.

We develop and sell a variety of high quality beauty products under our Elemis and La Therapie brands. We also sell products of third parties. An increasing amount of revenues have come from our sales of products through third party retail outlets, our web sites, mail order and other channels.

We also offer post secondary degree and non-degree programs in massage therapy, skin care and related areas at our school in Florida, Maryland, Pennsylvania and Virginia. In 2004 and the first half of 2005, the financial results of our schools were less than we had anticipated. In January 2004, we terminated operations at our campus in Winchester, Virginia.

Key Performance Indicators

Cruise Industry Operations. A measure of performance we have used in connection with our periodic financial disclosure relating to our cruise line operations is that of revenue per staff per day. In using that measure we have differentiated between our revenue per staff per day on ships with large spas and other ships we serve. Our revenue per staff per day has been affected by the increasing requirements of cruise lines that we place additional non-revenue producing staff on ships with large spas to help maintain a high quality guest experience. We also utilize, as measures of performance for our cruise line operations, our average revenue per week and our revenue per passenger per day. We use these measures of performance because they assist us in determining the productivity of our staff, which we believe is a critical element of our operations.

Resort Spas. With respect to our resort spas we measure our performance primarily through average weekly revenue over applicable periods of time.

Schools. With respect to our massage and beauty schools, we measure performance primarily by the number of new student enrollments and the rate of retention of our students. A new student enrollment occurs each time a new student commences classes at one of our schools.

Products. With respect to sales of our products, other than on cruise ships and at our resort and day spas, we measure performance by revenues.

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and other cruise lines, seeking new venues for our resort spas, developing new products and services, seeking additional channels for the distribution of our retail products and seeking to increase the student enrollments at our post-secondary massage and beauty schools. We also consider growth, among other things, through appropriate strategic transactions, including acquisitions and joint ventures.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-1. Note that our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Cost of revenues includes:

    cost of services, including an allocable portion of wages paid to shipboard employees and wages paid directly to land-based spa employees, payments to cruise lines and land-based spa venue owners and other staff-related shipboard expenses, spa facilities depreciation, as well as, with respect to our schools, directly attributable campus costs such as rent and employee wages; and

    cost of products, including an allocable portion of wages paid to shipboard employees, payments to cruise lines and land-based spa venue owners and other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual commissions payable over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and resort spa and day spa venue owners that replace expiring agreements.

Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount is not a material component of the cost of services rendered and would not be practicable to identify separately.

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of intangibles relating to our acquisitions of resort spas in 2001.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets in question. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. For certain properties, leasehold improvements are amortized over lease terms, which include renewal periods that may be obtained at our option and that are considered significant to the continuation of our operations and to the existence of leasehold improvements, the value of which would be impaired by our discontinuing use of the leased property. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2005, we had unamortized goodwill and intangibles of $50.5 million. In January 2006, we performed the required annual impairment test and determined there was no impairment.

The annual assessment for impairment for our schools segment as of January 1, 2006 indicated that no impairment was present. The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the component. Goodwill in our schools segment was $14.0 million as of December 31, 2005.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $28.1 million as of December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In April 2005, the SEC approved a new rule that delayed the effective date of SFAS 123(R) until the first quarter of 2006. We adopted SFAS 123(R) on January 1, 2006. For previously issued awards, we will adopt SFAS 123 (R) on a modified-prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. SFAS 123(R) is expected to reduce our results of operations by approximately $2.2 million for the year ended December 31, 2006 based on the Black-Scholes model.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2003	2004	2005
Revenues:
Services	69.8%	68.3%	67.6%
Products	30.2	31.7	32.4
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	56.1	54.3	53.9
Cost of products	22.7	23.6	24.3
Total cost of revenues	78.8	77.9	78.2
Gross profit	21.2	22.1	21.8
Operating expenses:
Administrative	5.2	5.4	5.2
Salary and payroll taxes	6.0	5.5	5.6
Total operating expenses	11.2	10.9	10.8
Income from operations	10.0	11.2	11.0
Other income (expense):
Interest expense	(1.2)	(0.4)	(0.1)
Other income	0.2	0.5	0.1
Total other income (expense)	(1.0)	0.1	--
Income from continuing operations before provision for income taxes, minority interest and equity investment	9.0	11.3	11.0
Provision for income taxes	0.6	0.9	0.8
Income from continuing operations before minority interest and equity investment	8.4	10.4	10.2
Minority interest and equity investment	0.1	0.1	--
Income from continuing operations before discontinued operations	8.5	10.5	10.2
Income (loss) from discontinued operations, net of taxes	(1.3)	--	0.2
Net income	7.2%	10.5%	10.4%

2005 Compared to 2004

Revenues. Revenues increased approximately 16.3%, or $55.7 million, to $397.2 million in 2005 from $341.5 million in 2004. Of this increase, $35.0 million was attributable to an increase in services revenues and $20.7 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of eight additional large spa ships in service in 2005 compared to 2004. Additionally, during 2005 we operated spa facilities at the One & Only Palmilla, a resort in Los Cabos, Mexico and at the Westin Rio Mar Beach Resort in Puerto Rico. The Palmilla Spa opened in February 2004 and the Westin Spa opened in November 2004. We had an average of 1,653 shipboard staff members in service in 2005 compared to an average of 1,471 shipboard staff members in service in 2004. Revenues per shipboard staff per day increased by 6.6% to $455 in 2005 from $427 in 2004 due to increased staff productivity.

Cost of Services. Cost of services increased $28.7 million from $185.3 million in 2004 to $214.0 million in 2005. Cost of services as a percentage of services revenue increased to 79.7% in 2005 from 79.4% in 2004. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in 2005 as compared to 2004 and the adverse impact of the December 2004 Asian tsunami on our Asian operations. This increase and adverse impact were partially offset by increases in staff productivity.

Cost of Products. Cost of products increased $16.1 million from $80.5 million in 2004 to $96.6 million in 2005. Cost of products as a percentage of products revenue increased to 75.0% in 2005 from 74.5% in 2004. This increase was primarily attributable to increases in commissions allocable to products sales on cruise ships covered by agreements which provide for increases in commissions in 2005 compared to 2004, partially offset by the introduction and sale of new products with higher margins.

Operating Expenses. Operating expenses increased $5.9 million from $37.3 million in 2004 to $43.2 million in 2005. Operating expenses as a percentage of revenues decreased to 10.8% in 2005 from 10.9% in 2004. This decrease was primarily attributable to increases in revenues not being accompanied by proportionate increases in fixed costs.

Other Income (Expense). Other income (expense) increased $0.1 million from income of $0.2 million in 2004 to income of $0.3 million in 2005. This increase was primarily attributable to a reduction in interest expense as a result of the repayment of all of our outstanding debt in 2004, and an increase in interest income due to higher cash balances in 2005.

Provision for Income Taxes. Provision for income taxes increased $0.4 million from expense of $2.9 million in 2004 to expense of $3.3 million in 2005. The provision for income taxes was an overall effective rate of 7.6% in 2005 and 2004.

Income from Discontinued Operations, Net of Tax. The income from discontinued operations increased $0.7 million from income of $0.1 million in 2004 to income of $0.8 million in 2005. This increase was primarily attributable to a reversal of $800,000 of gift certificate liability determined based on an aging and redemption analysis that deemed the likelihood of future redemption of the certificates in question to be remote.

2004 Compared to 2003

Revenues. Revenues increased approximately 21.7%, or $60.9 million, to $341.5 million in 2004 from $280.6 million in 2003. Of this increase, $37.6 million was attributable to an increase in services revenues and $23.3 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an improving leisure industry in 2004 as compared to 2003, during which the hostilities in Iraq and the SARS illness had a more significant adverse effect on the leisure industry and our business. The increase in revenues also was attributable to an average of eight additional large spa ships in service in 2004 compared to 2003. These positive developments were partially offset by the cancellation or disruption of certain cruises and the closure of certain resort spas and campuses of our massage and beauty schools as a result of a very active 2004 hurricane season. We had an average of 1,471 shipboard staff members in service in 2004 compared to an average of 1,333 shipboard staff members in service in 2003. Revenues per shipboard staff per day increased by 8.9% to $427 in 2004 from $392 in 2003 due to increased staff productivity.

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

Provision for Income Taxes. Provision for income taxes increased $1.3 million from expense of $1.6 million in 2003 to expense of $2.9 million in 2004. The provision for income taxes increased to an overall effective rate of 7.6% for 2004 from an overall effective rate of 6.4% for 2003, primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned in 2004 than such income represented in 2003.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of operations data on a quarterly basis for 2004 and 2005 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, resulting in the third quarter being the strongest quarter for us. The quarterly selected statements of operations data set forth below were derived from the Unaudited Consolidated Financial Statements of Steiner Leisure (and excludes the day spa segment, which is reported in discontinued operations) which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2004				Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$80,905	$83,028	$90,100	$87,458	$94,744	$97,772	$103,564	$101,138
Gross profit	18,394	18,865	19,813	18,613	21,097	21,069	22,565	21,877
Administrative, salary and payroll taxes	9,131	9,240	9,582	9,378	11,325	10,692	10,876	10,292
Income from continuing operations	8,128	8,454	9,278	10,028	9,096	9,564	10,901	10,838
Discontinued operations	(72)	(25)	(23)	210	(14)	(3)	(2)	788
Net income	8,056	8,429	9,255	10,238	9,082	9,561	10,899	11,626
Basic earnings per share	$0.49	$0.51	$0.55	$0.59	$0.51	$0.55	$0.64	$0.68
Diluted earnings per share	$0.48	$0.49	$0.52	$0.56	$0.48	$0.53	$0.61	$0.65
As a Percentage of Revenues:
Gross profit	22.7%	22.7%	22.0%	21.3%	22.2%	21.5%	21.8%	21.6%
Administrative, salary and payroll taxes	11.3%	11.1%	10.6%	10.7%	12.0%	10.9%	10.5%	10.1%
Income from continuing operations	10.0%	10.2%	10.3%	11.5%	9.6%	9.8%	10.5%	10.7%
Discontinued operations	(0.1)%	(0.0)%	(0.0)%	0.2%	(0.0)%	(0.0)%	(0.0)%	0.8%
Net income	10.0%	10.2%	10.3%	11.7%	9.6%	9.8%	10.5%	11.5%

Liquidity and Capital Resources

Sources and Uses of Cash

During the year ended December 31, 2005, net cash provided by operating activities of continuing operations was $49.0 million compared with $42.5 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in net income and changes in working capital items.

During the year ended December 31, 2005, cash used in investing activities was $9.5 million compared with $3.4 million for the year ended December 31, 2004. In 2005, we incurred costs of approximately $2.5 million to fund the build-out of a luxury spa at the Dolphin and Swan Hotel near Orlando, Florida, which opened in September 2005. Additionally, during the year, we incurred costs of approximately $2.0 million to fund the build-outs of various other spas. In 2004, the capital expenditures were offset by the receipt of $3.4 million related to the sale of our 49% ownership interest in each of two entities that operate spas in Thailand and China to the 51% owner thereof.

During the year ended December 31, 2005, cash used in financing activities was $39.7 million, compared with $8.0 million for the year ended December 31, 2004. Included in the 2005 amount is cash used to purchase approximately $55 million of our shares. Those payments were offset by the receipt of $15.4 million, representing the exercise price of common share options exercised during 2005.

We had working capital of approximately $56.7 million at December 31, 2005, compared to working capital of approximately $55.5 million at December 31, 2004.

In January 2005, we entered into an agreement to fund the build-out of, and operate, a luxury spa at the Dolphin and Swan Hotels near Orlando, Florida. The build-out cost approximately $2.5 million. This luxury spa opened in September 2005. We funded this build-out from working capital.

In August 2005, we entered into an agreement to fund part of the build-out of, and operate, a luxury spa at the Loews Miami Beach Hotel in Florida. We estimate that our share of the build-out will be approximately $2.0 million and we anticipate that this luxury spa will open in January 2007. We anticipate funding this build-out from working capital.

In September 2005, we entered into an agreement to fund part of the build-out of, and operate, a luxury spa at the Grand Californian Hotel in Anaheim, California. This luxury spa was completed in March 2006. Our share of the build-out cost was approximately $1.4 million. We funded this build-out from working capital.

In addition, we recently entered into agreements relating to the operation and build-out of three other luxury spas. These build-outs will cost an aggregate of approximately $1.2 million. These spas will open at various times during 2006. We anticipate funding these build-outs from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their under performance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $2.1 million as of December 31, 2005 under these assigned leases to the extent the assignees fail to make their rental payments.

Our loss on disposal in connection with these discontinued operations was approximately $1.7 million in 2003, and, in 2004, we had a gain on disposal of approximately $145,000. Our loss on operations in connection with these discontinued operations is approximately, $1.9 million in 2003 and $55,000 for 2004. In 2005, we had income from discontinued operations of $769,000. In addition, in connection with these discontinued operations, a former executive of that subsidiary terminated her employment with us. In connection with that termination, Ms. Dunn received a severance payment of $748,000 and options to purchase 100,000 of our common shares during the second quarter of 2003.

We purchased a total of 1,285,100 of our common shares from February through May 2005 under our previously adopted share repurchase plan. In June 2005, our Board authorized the purchase of an additional 1,000,000 shares. During 2005, we purchased 1,588,600 shares for a total of approximately $55.0 million. All of these purchases were funded from our working capital. We cannot provide assurance as to the exact number of additional shares, if any, that will be purchased under our share repurchase plan.

In January 2006, we entered into an agreement to purchase the assets of UCMT, which operates a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. Those schools offer massage similar programs to those offered by the massage and beauty schools we currently operate. In connection with the agreement to acquire UCMT, we entered into an agreement to acquire the assets of a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. The purchase price for the assets of UCMT is $28.0 million in cash. In addition, the seller can earn an additional $4.0 million in cash if the net income of the UCMT schools meets a specified target for 2006. Closing of the transaction is subject to conditions similar to those and other transactions of this type including, among others, the receipt of regulatory approval from the Department of Education (the UCMT schools, like the schools we currently operate, are eligible to receive Title IV student loan funding) and that an audit performed after December 31, 2005 reflects that those schools achieved specified targeted financial results in 2005. Prior to closing, we will determine the extent to which the purchase price will be paid from existing cash and/or through borrowings under our credit facility.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the term loan were used to fund our 2001 spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. As of December 31, 2005, there was $19.3 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2005 and February 23, 2006, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

The following summarizes our significant contractual obligations and commitments as of December 31, 2005:

	Payment Due by Period (in thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$133,856	$31,262	$31,857	$33,132	$24,784	$12,821	$--
Operating leases (2)	45,830	7,130	6,358	6,070	5,366	4,633	16,273
Employment agreements	2,471	1,915	556	--	--	--	--
Spa build-outs	4,500	4,500	--	--	--	--	--
Total	$186,657	$44,807	$38,771	$39,202	$30,150	$17,454	$16,273

(1) These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2) Included herein are the minimum guaranteed payment obligations under certain of our resort spa leases.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months. To the extent there is a significant slow-down in travel resulting from terrorist attacks, such as those in London in July 2005 and Bali in October 2005, continued hostilities in Iraq or other hostilities, or any other activities or conditions that adversely affect our business, cash generated from operations may not satisfy the cash required to operate our business. In that case we may need additional financing which may not be available on favorable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Such forward-looking statements include statements regarding:

    our proposed activities pursuant to agreements with cruise lines or resort spa operators;
    our future resort spa activities, including opening additional resort spas;
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

    our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability, or which are susceptible to significant adverse weather conditions, including the regions affected by the December 2004 tsunami in Asia and the 2005 hurricanes in the southern United States and the risk of maritime accidents or disasters, passenger disappearances and piracy or terrorist attacks at sea or elsewhere and the adverse publicly associated with the foregoing;

    increasing numbers of days during cruises when ships are in port, which results in lower revenues to us;

    reductions in revenues during periods of major renovations or closures of resorts where we operate spas;

    economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general and the travel and leisure segment in particular of the events of September 11, 2001, the hostilities in Iraq, the bombings in Indonesia in October 2002, August 2003 and October 2005, in Madrid in March 2004 and in London in July 2005, and the threat of future terrorist attacks and armed hostilities;

    our dependence on a limited number of companies in the cruise industry and further consolidation of companies in the cruise industry;

    our obligation to make minimum payments to certain cruise lines and owners of the locations of our resort spas, irrespective of the revenues received by us from customers;

    increases in our payment obligations in connection with renewals of expiring cruise line agreements and resort spa agreements, or the securing of new agreements;

    our dependence on the continued viability of the cruise lines we serve and the resorts where we operate our spas;

    delays in new ship introductions, a reduction in new, large spa ship introductions and unscheduled withdrawals from service of ships we serve;

    the effects of outbreaks of illnesses, such as Bird Flu and SARS, or the perceived risk of such outbreaks, on our resort spa operations in Asia and in other locations, on our cruise ship operations and on travel generally;

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

    uncertainties beyond our control that could affect our ability to timely and cost-effectively construct resort spa facilities;

    our need to seek additional financing and the risk that such financing may not be available on satisfactory terms, or at all;

    risks relating to the performance of our massage and beauty schools which are, among other things, subject to significant government regulation;

    changes in laws and government regulations applicable to us and the cruise industry;

    product liability or other claims against us by customers of our products or services;

    restrictions imposed on us as a result of our credit facility;

    currency risk;

    the risk that announced retail rollouts of our product sales at specified venues will not be effectuate; and

    the risk that our pending acquisition of UCMT may not close, or if it does close, that it may not be accretive to our earnings.

These risks and other risks are detailed in Item 1B. Risk Factors. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we had a revolving line of credit in place, though we had no outstanding borrowings under that credit facility or otherwise. To the extent we have outstanding borrowings from time to time, Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the British pound sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the British pound sterling to the United States dollar as of December 31, 2005 would not have a material effect on the Company's results of operations or financial position.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 13, 2006, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of December 31, 2005.

There has been no change over internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

In December 2005, our Board of Directors confirmed that the fees payable to independent directors for attending meetings of the Board are also applicable to attendance by directors at meetings of committees of the Board, provided that such attendance was at the request of the committee in question.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors of Steiner Leisure with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our code of ethics for our chief executive officer and principal financial and accounting officers, under the captions "Proposal 1 - Election of Directors" and "Code of Ethics," respectively, in the definitive proxy statement of Steiner Leisure to be filed within 120 days after our fiscal year end of December 31, 2005 (the "Proxy Statement") is incorporated by reference herein. Information with respect to our executive officers may be found under the caption "Executive Officers of the Registrant" in Item 1 of this report.

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

Equity Compensation Plan Information.

The following information is as of December 31, 2005:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	1,573,958	$22.08	1,665,000
Equity Compensation Plans Not Approved by Security Holders(2)	11,000	98.00	89,000
Total	1,584,958	$22.60	1,754,000

(1)       The number of securities to be issued upon exercise of outstanding options, warrants and rights includes shares issued under our (i) Amended and Restated 1996 Share Option and Incentive Plan (the "Original Plan"), (ii) 2004 Equity Incentive Plan, which replaced the Original Plan upon its adoption by our shareholders in June 2004, and (iii) Non-Employee Directors' Share Option Plan.

(2)       The securities represent options covering shares of the common stock of Steiner Education Group, Inc., a subsidiary of the Company (wholly owned other than with respect to the shares underlying the options described below), issued under that entity's 1999 Stock Option Plan (the "SEG Plan"). The only grant of awards under the SEG Plan was a grant, at the time of adoption of the plan, of options to five senior officers of the Company (two of those officers have since left the Company and their options have been cancelled). These options vested and became exercisable in equal annual amounts over three years, have terms of ten years and are forfeited upon termination of employment of the option holder with the Company. The exercise price of the options is the fair market value of the shares on the date of the grant.  The Company has no intention of issuing any other awards under the SEG Plan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Executive Compensation" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to accounting fees and services set forth in the Proxy Statement under the caption "Fees paid to Auditors" is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2005
Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2004 and    2005
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)         Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)         The following is a list of all exhibits filed as a part of this report:
Exhibit Number	Description
2.1	Plan of Complete Liquidation and Dissolution of Coiffeur Transocean (Overseas), Inc.1
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited.2
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited.3
4.1	Specimen of common share certificate.4
10.1	Employment Agreement dated as of October 17, 1996 between Steiner Leisure Limited and Clive E. Warshaw.5+
10.1(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of March 25, 1997.6+
10.1(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Clive E. Warshaw dated as of April 20, 1998.3+
10.2	Employment Agreement dated as of May 14, 2003 between Steiner Leisure Limited and Leonard I. Fluxman.8+
10.3	Employment Agreement dated as of October 21, l996 between Steiner Leisure Limited and Michèle Steiner Warshaw.5+
10.3(a)	Amendment No. 1 to Employment Agreement between Steiner Leisure Limited and Michèle Steiner Warshaw dated as of March 25, 1997.6+
10.3(b)	Second Amendment to Employment Agreement between Steiner Leisure Limited and Michèle Steiner Warshaw dated as of April 20, 1998.7+
10.4	Employment Agreement dated as of October 17, 1996 between Steiner Transocean Limited and Amanda Jane Francis.5+
10.4(a)	Amendment No. 1 to Employment Agreement between Steiner Transocean Limited and Amanda Jane Frances dated as of March 25, 1997.6+
10.4(b)	Second Amendment to Employment Agreement between Steiner Transocean Limited and Amanda Jane Francis dated as of April 20, 1998.3+
10.5	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington.8+
10.6	Amended and Restated 1996 Share Option and Incentive Plan.9+
10.7	Amended and Restated Non-Employee Directors' Share Option Plan.10+
10.8	Agreement dated May 29, 1996 for the sale and purchase of the share capital of Elemis Limited among Nicolas D. Steiner, Clive E. Warshaw, Steiner Leisure Limited and Linda D. Steiner.4
10.9	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Nicolas D. Steiner.4
10.10	Loan Note dated May 29, 1996 in connection with purchase of the share capital of Elemis Limited issued by Steiner Leisure Limited to Clive E. Warshaw.4
10.11	Product Agreement dated October 31, 1996 among Nicolas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited and Alban Muller.1
10.11(a)	Amendment to Product Agreement dated March 4, 2002 among Nicholas D. Steiner, Elemis Limited, Alban Muller International, Cosmetics Limited & Alban Muller.1
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

10.25	Credit Agreement, dated July 2, 2001, by and among Steiner Leisure Limited, the Institutions from time to time parties thereto as Lenders, ABN Amro Bank N.V., SunTrust Bank and Bank United, FSB.14
10.26	Amended and Restated Credit Agreement dated December 9, 2003 by and between Steiner Leisure Limited and SunTrust Bank. 16
10.26(a)	Amendment No. 1 to Amended and Restated Credit Agreement between Steiner Leisure Limited and SunTrust Bank, dated as of June 30, 2005.[17]
10.26(b)	Revolving Loan Note from Steiner Leisure Limited payable to SunTrust Bank, dated June 30, 2005.[17]
10.27	Employment Agreement dated February 23, 2004 between Steiner Leisure Limited and Glenn Fusfield.16+
10.28	Employment Agreement dated May 14, 2003 between Steiner Leisure Limited and Thomas R. Posey. 8+
10.29	Employment Agreement dated September 23, 2002, between Steiner Leisure Limited and Robert C. Boehm. 10+
10.30	Amendment dated May 30, 2004 to employment agreement between Steiner Leisure Limited and Robert C. Boehm. 10+
10.31	2004 Equity Incentive Plan18+
10.32	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan19*+
10.33	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan19**+
10.33(a)	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw23**+
10.34	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan19*+
10.34(a)	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants.20
10.35	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan19**+
10.35(a)	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants.20
10.36	Employment Agreement dated as of June 27, 2003 between Steiner Leisure Limited and Stephen Lazarus21+

10.37	Compensation Plan for Clive Warshaw21+
10.38	2005 Compensation Plan for Named Executive Officers21+
10.39	Asset Purchase Agreement, dated January 26, 2006, by and among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn22
21	List of subsidiaries of Steiner Leisure Limited.23
23.1	Consent of Ernst & Young LLP.23
23.2	Consent of Harry B. Sands, Lobosky and Company.23
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200223
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200223
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200223
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 200223

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

17Previously filed with current report on Form 8-K, dated July 7, 2005 and incorporated herein by reference.

18Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

19Previously filed with current report on Form 8-K dated December 17, 2004 and incorporated herein by reference.

20Previously filed with current report on Form 8-K dated February 3, 2006 and incorporated by reference herein.

21Previously filed with annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

22Previously filed with current report on Form 8-K, dated January 31, 2006, and incorporated herein by reference.

23Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates, indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 16, 2006
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 16, 2006
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	March 16, 2006
/s/ DAVID S. HARRIS David S. Harris	Director	March 16, 2006
/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	March 16, 2006
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 16, 2006

STEINER LEISURE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Steiner Leisure Limited is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

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
March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steiner Leisure Limited's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Steiner Leisure Limited maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Steiner Leisure Limited maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Steiner Leisure Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 13, 2006

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,384,000	$50,707,000
Accounts receivable, net	13,971,000	16,686,000
Accounts receivable - students, net	4,377,000	7,004,000
Inventories	20,561,000	21,591,000
Assets held for sale	257,000	257,000
Other current assets	5,684,000	5,685,000
Total current assets	95,234,000	101,930,000
PROPERTY AND EQUIPMENT, net	50,147,000	51,308,000
GOODWILL	46,590,000	46,590,000
OTHER ASSETS:
Intangible assets, net	4,411,000	3,955,000
Deferred financing costs, net	95,000	75,000
Other	3,541,000	6,791,000
Total other assets	8,047,000	10,821,000
Total assets	$200,018,000	$210,649,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,474,000	$7,418,000
Accrued expenses	22,063,000	25,810,000
Current portion of deferred rent	321,000	555,000
Liabilities related to assets held for sale	1,302,000	170,000
Current portion of deferred tuition revenue	5,258,000	7,259,000
Gift certificate liability	1,214,000	1,524,000
Income taxes payable	4,083,000	2,445,000
Total current liabilities	39,715,000	45,181,000
LONG-TERM DEFERRED RENT	3,045,000	5,674,000
LONG-TERM DEFERRED TUITION REVENUE	129,000	166,000
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
19,959,000 shares issued in 2004 and 20,853,000 shares issued
in 2005	200,000	209,000
Additional paid-in capital	65,569,000	81,693,000
Accumulated other comprehensive income	3,180,000	1,710,000
Unearned compensation	(4,169,000)	(2,518,000)
Retained earnings	121,720,000	162,888,000
Treasury shares, at cost, 1,866,000 shares in 2004 and
3,455,000 shares in 2005	(29,371,000)	(84,354,000)
Total shareholders' equity	157,129,000	159,628,000
Total liabilities and shareholders' equity	$200,018,000	$210,649,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2004	2005
REVENUES:
Services	$195,731,000	$233,350,000	$268,401,000
Products	84,843,000	108,141,000	128,817,000
Total revenues	280,574,000	341,491,000	397,218,000
COST OF REVENUES:
Cost of services	157,476,000	185,294,000	214,022,000
Cost of products	63,598,000	80,512,000	96,588,000
Total cost of revenues	221,074,000	265,806,000	310,610,000
Gross profit	59,500,000	75,685,000	86,608,000
OPERATING EXPENSES:
Administrative	14,508,000	18,493,000	20,837,000
Salary and payroll taxes	16,789,000	18,838,000	22,348,000
Total operating expenses	31,297,000	37,331,000	43,185,000
Income from operations	28,203,000	38,354,000	43,423,000
OTHER INCOME (EXPENSE):
Interest expense	(3,392,000)	(1,525,000)	(275,000)
Other income	510,000	1,679,000	553,000
Total other income (expense)	(2,882,000)	154,000	278,000
Income from continuing operations before provision for income taxes, minority interest and equity investment	25,321,000	38,508,000	43,701,000
PROVISION FOR INCOME TAXES	1,615,000	2,912,000	3,302,000
Income from continuing operations before minority interest and equity investment	23,706,000	35,596,000	40,399,000
MINORITY INTEREST	3,000	--	--
INCOME IN EQUITY INVESTMENT	273,000	292,000	--
Income from continuing operations before discontinued operations	23,982,000	35,888,000	40,399,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (which includes gain (loss) on disposal of ($1,674,000) and $145,000 in 2003 and 2004, respectively), net of taxes	(3,560,000)	90,000	769,000
Net income	$20,422,000	$35,978,000	$41,168,000
Income (loss) per share-basic:
Income before discontinued operations	$1.46	$2.12	$2.32
Income (loss) from discontinued operations	(0.22)	0.01	0.04
	$1.24	$2.13	$2.36
Income (loss) per share-diluted:
Income before discontinued operations	$1.44	$2.03	$2.23
Income (loss) from discontinued operations	(0.21)	0.01	0.04
	$1.23	$2.04	$2.27

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2004 and 2005
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Retained Earnings	Treasury Shares	Total

BALANCE, December 31, 2002	18,248,000	$182,000	$39,701,000	$614,000	$--	$ 65,320,000	$(29,371,000)	$76,446,000
Net income	--	--	--	--	--	20,422,000	--	20,422,000
Foreign currency translation adjustment	--	--	--	1,045,000	--	--	--	1,045,000
Unrealized gain on interest rate swap	--	--	--	226,000	--	--	--	226,000
Unrealized loss on marketable securities	--	--	--	(4,000)	--	--	--	(4,000)
Comprehensive income								21,689,000
Issuance of common shares in connection
with exercise of share options	74,000	1,000	1,050,000	--	--	--	--	1,051,000
Issuance of common shares in connection
with acquisition	8,000	--	99,000	--	--	--	--	99,000
BALANCE, December 31, 2003	18,330,000	183,000	40,850,000	1,881,000	--	85,742,000	(29,371,000)	99,285,000
Net income	--	--	--	--	--	35,978,000	--	35,978,000
Foreign currency translation adjustment	--	--	--	1,292,000	--	--	--	1,292,000
Unrealized gain on interest rate swap	--	--	--	7,000	--	--	--	7,000
Comprehensive income								37,277,000
Issuance of restricted common shares	155,000	2,000	4,287,000	--	(4,289,000)	--	--	--
Amortization of unearned compensation	--	--	--	--	120,000	--	--	120,000
Issuance of common shares in connection
with exercise of share options	1,474,000	15,000	20,432,000	--	--	--	--	20,447,000
BALANCE, December 31, 2004	19,959,000	200,000	65,569,000	3,180,000	(4,169,000)	121,720,000	(29,371,000)	157,129,000
Net income	--	--	--	--	--	41,168,000	--	41,168,000
Foreign currency translation adjustment	--	--	--	(1,470,000)	--	--	--	(1,470,000)
Comprehensive income								39,698,000
Tax benefit from exercise of stock options	--	--	1,125,000	--	--	--	--	1,125,000
Purchase of treasury shares	--	--	--		--	--	(54,983,000)	(54,983,000)
Amortization of unearned compensation	--	--	--	--	1,303,000	--	--	1,303,000
Forfeiture of restricted shares of common stock	(13,000)	--	(348,000)	--	348,000	--	--	--
Issuance of common shares in connection
with exercise of share options	907,000	9,000	15,347,000	--	--	--	--	15,356,000
BALANCE, December 31, 2005	20,853,000	$209,000	$81,693,000	$1,710,000	$(2,518,000)	$162,888,000	$(84,354,000)	$159,628,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$20,422,000	$35,978,000	$41,168,000
Loss (income) from discontinued operations, net of taxes	1,886,000	55,000	(769,000)
Loss (gain) on disposal of discontinued operations, net of taxes	1,674,000	(145,000)	--
Income from continuing operations	23,982,000	35,888,000	40,399,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	8,313,000	8,433,000	8,489,000
Amortization of unearned compensation	--	120,000	1,303,000
Provision for doubtful accounts	575,000	550,000	422,000
Tax benefit from exercise of stock options	--	--	1,125,000
Minority interest	(3,000)	--	--
Income in equity investment	(273,000)	(292,000)	--
Gain on sale of joint venture interests	--	(1,536,000)	--
(Increase) decrease in:
Accounts receivable	(1,219,000)	833,000	(7,244,000)
Inventories	615,000	(3,287,000)	(2,109,000)
Other current assets	2,396,000	(1,794,000)	(89,000)
Other assets	(1,068,000)	122,000	(750,000)
Increase (decrease) in:
Accounts payable	317,000	(3,411,000)	2,195,000
Accrued expenses	1,527,000	5,208,000	4,110,000
Income taxes payable	67,000	1,906,000	(1,547,000)
Deferred tuition revenue	347,000	(342,000)	2,038,000
Deferred rent	(105,000)	(114,000)	363,000
Gift certificate liability	420,000	252,000	310,000
Net cash provided by operating activities of continuing operations	35,891,000	42,536,000	49,015,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(6,861,000)	(6,788,000)	(9,495,000)
Acquisitions, net of cash acquired	(250,000)	--	--
Proceeds from sale of joint venture interests	--	3,429,000	--
Net cash used in investing activities of continuing operations	(7,111,000)	(3,359,000)	(9,495,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of treasury shares	$--	$--	$(54,983,000)
Payments on long-term debt	(14,347,000)	(28,372,000)	--
Debt issuance costs	(674,000)	(26,000)	(110,000)
Proceeds from share option exercises	1,051,000	20,447,000	15,356,000
Net cash used in financing activities of continuing operations	(13,970,000)	(7,951,000)	(39,737,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(397,000)	(47,000)	903,000
NET CASH USED IN DISCONTINUED OPERATIONS	(9,154,000)	(1,229,000)	(363,000)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	5,259,000	29,950,000	323,000
CASH AND CASH EQUIVALENTS,
Beginning of year	15,175,000	20,434,000	50,384,000
CASH AND CASH EQUIVALENTS,
End of year	$20,434,000	$50,384,000	$50,707,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,979,000	$965,000	$--

Income taxes	$1,303,000	$1,436,000	$3,660,000

In 2003, the Company paid $99,000 through the issuance of common shares to the sellers of businesses that have been subsequently discontinued.

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(1)       ORGANIZATION:

       Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider of spa services. We were incorporated in the Bahamas and commenced operations effective November 1995 with the contributions of substantially all of the assets and certain of the liabilities of the Maritime Division (the "Maritime Division") of Steiner Group Limited, known as STGR Limited before its liquidation, a U.K. company and formerly an affiliate of ours ("Steiner Group"), and all of the outstanding common stock of Coiffeur Transocean (Overseas), Inc. ("CTO"), a Florida corporation and a wholly owned subsidiary of Steiner Group. These operations consisted almost entirely of offering spa services and products on cruise ships. The contributions of the net assets of the Maritime Division and CTO were recorded at historical cost in a manner similar to a pooling of interests.

       On August 24, 1999, we acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, we currently operate, through a wholly owned subsidiary, a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, we operate through two wholly owned subsidiaries, two post-secondary massage therapy schools (comprised of three campuses) in Maryland, Pennsylvania and Virginia (the "Additional Schools").

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation -

       The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represented the minority shareholders' proportional share of the net assets of prior joint ventures.

       Until the fourth quarter of 2004, we had a 49% ownership interest in each of two entities that operate resort spas in Thailand and China. These entities were accounted for under the equity method of accounting. The financial position and results of operations of these entities was insignificant in 2003. During the fourth quarter of 2004, we sold our 49% ownership interests to the 51% owner thereof. We recorded a gain of approximately $1.5 million as a result of this transaction, which is included in other income.

(b)       Cash and Cash Equivalents -

       We consider all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2004 and 2005, cash and cash equivalents included interest-bearing deposits of $44,525,000 and $44,108,000, respectively.

(c)       Inventories -

       Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2004	2005
Finished goods	$15,842,000	$16,440,000
Raw materials	4,719,000	5,151,000
	$20,561,000	$21,591,000

(d)       Property and Equipment -

       Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Leasehold improvements are amortized over lease terms, which includes renewal periods that may be obtained at our option that are considered significant to the continuation of our operations and to the existence of leasehold improvements the value of which would be impaired by our discontinuing use of the leased property.

(e)       Revenue Recognition -

       We recognize revenues earned as services are provided and as products are sold or shipped. Gift certificate sales are deferred and recognized as revenue when utilized by customers.

       Tuition revenue at our massage and beauty schools is recognized monthly on a straight-line basis over the term of the course of study. We recognize revenue related to certain nonrefundable fees and charges over the student benefit period. Deferred revenue represents the portion of student tuition and nonrefundable fees and charges recorded in excess of amounts earned and certain other amounts collected in advance. Revenue related to sales of program materials, books and supplies are recognized when the program materials, books and supplies are delivered. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(f)       Intangible Assets -

       Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, trade names, licenses and logos related to previous acquisitions. Such costs are amortized over their estimated useful lives which range from five to 20 years. Amortization expense related to these intangibles totaled $440,000 in each of 2003, 2004 and 2005. Accumulated amortization was $1,535,000 and $1,975,000 at December 31, 2004 and 2005, respectively. Amortization expense is estimated to be $415,000 in 2006, $390,000 in 2007, $304,000 in 2008 and $218,000 in 2009 and 2010.

       Intangible assets also includes the cost of trademark registrations and product formulations. Costs relating to such trademark registrations and product formulations are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). Amortization expense related to the trademark registration and product formulation was approximately $18,000 in each of 2003, 2004 and 2005. Accumulated amortization was $270,000 and $288,000 in 2004 and 2005, respectively.

(g)       Goodwill -

       Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. On each of January 1, 2005 and January 1, 2006, we performed the required annual impairment test and determined there was no impairment. There were no changes in goodwill during 2004 or 2005.

       The annual assessment for impairment for our schools segment as of January 1, 2006 indicated that no impairment was present. The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the component. Goodwill in our schools segment was $14.0 million as of December 31, 2005.

(h)       Income Taxes -

       We file a consolidated tax return for our domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. We follow SFAS No. 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. We believe a large percentage of our shipboard services income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.

(i)       Translation of Foreign Currencies -

       Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of our income is generated outside of the United States. The transaction gains (losses) reflected in administrative expenses were approximately $300,000, ($212,000) and ($286,000) in 2003, 2004 and 2005, respectively.

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

	2003	2004	2005
Weighted average shares outstanding used in
calculating basic earnings per share	16,415,000	16,899,000	17,401,000
Dilutive common share equivalents	253,000	744,000	758,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	16,668,000	17,643,000	18,159,000
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	1,895,000	911,000	206,000

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

(l)       Fair Value of Financial Instruments -

       SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated fair value due to the short maturity of these instruments.

(m)       Concentrations of Credit Risk -

       Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2004 and 2005, one customer represented greater than 10% of accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. Based upon past experience and current judgment, we establish an allowance for doubtful accounts with respect to student receivables. A roll forward of the allowance for doubtful accounts is as follows:

	2003	2004	2005
Balance at beginning of year	$2,035,000	$2,561,000	$3,075,000
Provision	575,000	550,000	422,000
Write-offs	(49,000)	(36,000)	(100,000)
Balance at end of year	$2,561,000	$3,075,000	$3,397,000

(n)       Stock-Based Compensation -

       We follow the provisions of SFAS 123, "Accounting for Stock-Based Compensation" in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. We continue to apply the provisions of Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for transactions with employees, as permitted by SFAS 123.

       We apply APB No. 25 and related interpretations in accounting for options granted to employees. Accordingly, as the exercise price equals the current market price on the date of grant, no compensation cost has been recognized related to such grants. Had compensation cost for our shares been based on fair value at the grant dates for awards under our equity compensation plans consistent with the methodologies of SFAS 123, our 2003, 2004 and 2005, net income, basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		2003	2004	2005
Compensation expense	As reported	$--	$120,000	$1,303,000
	Pro forma	8,169,000	4,698,000	4,326,000
Net income	As reported	20,422,000	35,978,000	41,168,000
	Pro forma	12,253,000	31,400,000	38,145,000
Basic earnings per share	As reported	1.24	2.13	2.36
	Pro forma	0.75	1.86	2.19
Diluted earnings per share	As reported	1.23	2.04	2.27
	Pro forma	0.74	1.78	2.10

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 58.5%, 55.4% and 53.5%, risk-free interest rate of 4.0%, expected dividends of $0 and expected term of six years, four years and four years for 2003, 2004 and 2005, respectively.

(o)       Recently Issued Accounting Pronouncements -

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In April 2005, the SEC approved a new rule that delayed the effective date of SFAS 123(R) until the first quarter of 2006. We adopted SFAS 123(R) on January 1, 2006. For previously issued awards, we adopted SFAS 123 (R) on a modified-prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. SFAS 123(R) is expected to reduce our results of operations by approximately $2.2 million for the year ended December 31, 2006 based on the Black-Scholes model.

(p)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining our former term loan and current revolving facility and consist primarily of loan origination and other direct costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in the accompanying consolidated statements of operations and amounted to $1,120,000, $568,000 and $130,000 in 2003, 2004 and 2005, respectively.

(q)        Deferred Rent -

       Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of resorts or school campuses that we operate. These amounts are being amortized over the terms of the respective leases on a straight-in basis. Amortization for 2003, 2004 and 2005 was $105,000, $114,000 and $389,000, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated statement of cash flows for the year ended December 31, 2003, we reclassified $105,000 from depreciation expense to change in deferred rent.

(r)        Advertising Costs -

      Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $5,471,000, $6,198,000 and $7,066,000 in 2003, 2004 and 2005, respectively. At December 31, 2004 and 2005, the amounts of advertising costs included in prepaid expenses were not material.

(3)       PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2004	2005
Furniture and fixtures	5-7	$7,170,000	$9,347,000
Computers and equipment	3-8	11,976,000	13,241,000
Leasehold improvements	Term of lease	55,489,000	60,305,000
		74,635,000	82,893,000
Less: Accumulated depreciation		(24,488,000)	(31,585,000)
		$50,147,000	$51,308,000

       Depreciation expense of property and equipment amounted to $6,349,000, $7,407,000 and $7,901,000 in 2003, 2004 and 2005, respectively.

(4)       ACQUISITIONS:

       In January 2006, we entered into an agreement to purchase the assets of Utah College of Massage Therapy, Inc. ("UCMT"), which operates a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. In connection with the agreement to acquire UCMT, we entered into an agreement to acquire the assets of a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. The purchase price for the assets of UCMT is $28.0 million in cash. In addition, the seller can earn an additional $4.0 million in cash if the net income of the UCMT schools meets a specified target for 2006. Closing of the transaction is subject to conditions similar to those and other transactions of this type including, among others, the receipt of regulatory approval from the Department of Education (the UCMT schools, like the schools we currently operate, are eligible to receive Title IV student loan funding) and that an audit performed after December 31, 2005 reflects that those schools achieved specified targeted financial results in 2005.

(5)       DISCONTINUED OPERATIONS:

       In the fourth quarter of 2002, we approved and committed to a plan to sell or dispose of our day spa segment, with the exception of two of our day spas. In accordance with SFAS No. 144, the operating results of the day spa segment, excluding the day spas that are being kept, were reported in discontinued operations and the remaining assets and liabilities were classified as assets held for sale and liabilities related to assets held for sale, respectively, on the consolidated balance sheets as of December 31, 2004 and 2005. Additionally, we recorded an impairment charge of $14.4 million to adjust the carrying value of the related assets and liabilities to their estimated fair value less costs to sell for the year ended December 31, 2002. During the first quarter ended March 31, 2003, we sold and/or disposed of ten day spas and, effective April 15, 2003, the remaining four day spas were sold.

Additional information regarding the disposed day spa segment is as follows:

	December 31,
	2003	2004	2005

Revenues	$2,788,000	$--	$--
Income (loss) from operations, net of tax	(1,886,000)	(55,000)	769,000
Gain (loss) on disposal, net of tax	(1,674,000)	145,000	--

Assets held for sale
Current assets		$257,000	$257,000

Liabilities related to assets held for sale
Accounts payable & accrued expenses		$299,000	$15,000
Gift certificate liability		975,000	155,000
Other liabilities		28,000	--
		$1,302,000	$170,000

       In 2005, we reversed $800,000 of gift certificate liability. This reversal was determined based on an aging and redemption analysis that deemed the likelihood of future redemption of the certificate in questions to be remote.

       In connection with the transactions to sell the day spas to third parties, we remain liable under the leases for certain of those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount for which we remain liable under such assigned leases, if the assignees fail to make the payments that they are required to make, is approximately $2.1 million as of December 31, 2005.

       In connection with the discontinued day spa operations, the President and Chief Executive Officer of the day spas segment terminated her employment with us and received options to purchase 100,000 of our common shares and a severance payment of $748,000 during the second quarter of 2003.

(6)       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

	December 31,
	2004	2005
Operative commissions	$2,535,000	$3,675,000
Minimum cruise line commissions	8,246,000	8,861,000
Payroll and bonuses	4,513,000	5,063,000
Rent	1,074,000	673,000
Other	5,695,000	7,538,000
	$22,063,000	$25,810,000

       Under most of our concession agreements with cruise lines and certain of our leases with resort spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those cruise line ships. Accordingly, these guaranteed cruise line commissions (Please see Note 12) are expensed/accrued over the applicable 12-month period in accordance with the provisions of SFAS 5, "Accounting for Contingencies."

(7)       LONG-TERM DEBT:

       In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Officer Rate ("LIBOR")- based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loans were used to fund our July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. As of December 31, 2005, there was $19.3 million available under the revolving facility.

       The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2005, we were in compliance with all of these financial covenants.

(8)       DERIVATIVE FINANCIAL INSTRUMENT:

       Effective September 28, 2001, we entered into an interest rate swap agreement to reduce our exposure to market risks from changing interest rates. The interest rate swap matured in the second quarter of 2004. The interest rate swap agreement effectively converted a portion of our LIBOR-based variable rate borrowings into fixed rate borrowings with a pay rate of 4.1%. We recorded gains of $226,000 and $7,000 in accumulated other comprehensive income in 2003 and 2004, respectively, in connection with these swaps. There was no gain or loss on the swap as a result of ineffectiveness. We reclassified losses of ($296,000) and ($7,000) related to the interest rate swap into interest expense in 2003 and 2004, respectively.

(9)       SHAREHOLDERS' EQUITY:

       During 2000, our Board of Directors authorized additional common share purchases, increasing the number of shares purchasable under the previously adopted share repurchase program to approximately 3,187,000 shares. No shares were repurchased during 2003 or 2004. In the fourth quarter of 2004, the Board of Directors confirmed continuation of this repurchase plan, under which we have authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In June 2005, the Board of Directors approved the purchase of an additional 1,000,000 shares in such transactions. During 2005, we purchased approximately 1,589,000 shares for a total of approximately $55.0 million. Of those shares purchased, 420,000 shares were purchased from our Chairman of the Board for approximately $15.0 million based on market price on date of purchase.

(10)      INCOME TAXES:

       The provision for income taxes consists of the following:

	Year Ended December 31,
	2003	2004	2005
U.S. Federal	$--	$--	$--
U.S. State	--	--	29,000
Foreign	1,615,000	2,912,000	3,273,000
	$1,615,000	$2,912,000	$3,302,000

Current	$1,615,000	$2,912,000	$3,302,000
Deferred	--	--	--
	$1,615,000	$2,912,000	$3,302,000

       A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows:

	Year Ended December 31,
	2003	2004	2005
Provision using statutory U.S. federal tax rate	$8,862,000	$13,478,000	$15,293,000
Income earned in jurisdictions not subject to income taxes	(7,084,000)	(10,403,000)	(11,781,000)
Other	(163,000)	(163,000)	(210,000)
	$1,615,000	$2,912,000	$3,302,000

       The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31, 2004	December 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$25,339,000	$26,863,000
Amortization	96,000	--
Interest	649,000	1,182,000
Accounts receivable allowances	881,000	1,022,000
Lease obligations	103,000	60,000
Unicap and inventory reserves	183,000	209,000
Other accruals	63,000	205,000
Total deferred tax assets	27,314,000	29,541,000

Deferred tax liabilities:
Depreciation and amortization	(2,006,000)	(1,428,000)
Total deferred tax liabilities	(2,006,000)	(1,428,000)

	25,308,000	28,113,000
Valuation allowance	(25,308,000)	(28,113,000)
Net deferred tax asset (liability)	$--	$--

       Our subsidiaries have available net operating loss carry forwards ("NOLs") of approximately $66.3 million, which are available to offset future taxable income through 2024. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the recent taxable income of our subsidiaries, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance increased by approximately $2,805,000 and $826,000 in 2005 and 2004, respectively.

       We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

(11)       COMPREHENSIVE INCOME (LOSS):

       We follow SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of our comprehensive income are as follows:

Unrealized Losses on Interest Rate Swap	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income

Balance, December 31, 2002	$(233,000)	$843,000	$4,000	$614,000
Current-period activity	226,000	1,045,000	(4,000)	1,267,000
Balance, December 31, 2003	(7,000)	1,888,000	--	1,881,000
Current-period activity	7,000	1,292,000	--	1,299,000
Balance, December 31, 2004	--	3,180,000	--	3,180,000
Current-period activity	--	(1,470,000)	--	(1,470,000)
Balance, December 31, 2005	$--	$1,710,000	$--	$1,710,000

(12)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

       Our revenues are generated primarily on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2005, which include amounts for ships that are not yet in service:

Year	Amount
2006	$31,262,000
2007	31,857,000
2008	33,132,000
2009	24,784,000
2010	12,821,000
$133,856,000

       The cruise line agreements have specified terms, ranging from one to five years with an average remaining term per ship of approximately three years as of February 23, 2006. Cruise line agreements that expire within one year covered 15 of the 122 ships served by us as of February 23, 2006. These 15 ships accounted for approximately 5.0% of our 2005 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2005, 2004 and 2003, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar) - 34.9%, 32.4% and 32.3% and Royal Caribbean (including Celebrity) - 22.7%, 23.9% and 23.7%. These companies also account for 96 of the 122 ships we served as of February 23, 2006. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely affect our financial position and results of operations.

(b)       Operating Leases -

       We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the resorts where we operate spas. The resort spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our resort spas, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $7,663,000, $8,966,000 and $9,082,000 in rental expense under non-cancelable operating leases in 2003, 2004 and 2005, respectively. These amounts exclude amounts due for operating losses related to discontinued operations.

       Minimum annual commitments under operating leases at December 31, 2005 are as follows:

Year	Amount
2006	$7,130,000
2007	6,358,000
2008	6,070,000
2009	5,366,000
2010	4,633,000
Thereafter	16,273,000
$45,830,000

(c)       Employment and Consulting Agreements -

       We have entered into employment agreements with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses base salaries based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $2,351,000, $2,523,000 and $2,539,000 in compensation expense under these employment agreements in 2003, 2004 and 2005, respectively.

       Future minimum annual commitments under our employment and consulting agreements at December 31, 2005 are as follows:

Year	Amount
2006	$1,915,000
2007	556,000
$2,471,000

(d)       Product Supply Agreement -

       We had an agreement with our principal supplier of raw materials for our products, pursuant to which we purchased our raw materials requirements. That agreement expired in December 2003. The manufacturer continues to produce these ingredients for us, but is not under a contractual requirement to continue doing so. We intend to seek a renewal of this agreement. The terms of this arrangement provide for no specific minimum commitments. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

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

(f)       Governmental Regulation -

       Our schools are subject to extensive regulation by federal and state governmental agencies. In particular, these operations are subject to the requirements of the Higher Education Act ("HEA") and the regulations promulgated thereunder by the U.S. Department of Education (the "DOE"). The schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs.

       Among other requirements are DOE regulations regarding financial responsibility. Under those regulations, the DOE calculates three financial ratios for an institution, each of which is scored separately and which are then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution is required to post a letter of credit in favor of the DOE.

       All of our schools are eligible to receive federal funding, including loan funds. In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs by the appropriate state's Department of Education. Additionally, each institution must be accredited by an agency recognized by the U.S. DOE. Management believes all of our schools meet these requirements.

       The financial aid and assistance programs, in which most of our students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Our administration of these programs is periodically reviewed by various regulatory agencies. A failure by our schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of the ability to participate in Title IV Programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on our revenues and cash flows because the schools' student enrollment would likely decline as a result of the students' inability to finance their education without the availability of Title IV Program funds. Additionally, if alternative financing was made available to students, it would be on longer terms, which could have a material adverse effect on our cash flow.

  Legal Proceedings -

       From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, there are no claims or proceedings which, in the opinion of management, would, if decided adversely to us, have a material adverse effect on our operations or financial position.

(13)       RELATED PARTY TRANSACTIONS:

       During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease in this new facility. The lessor for this facility is a company which is owned by some members of the family of the Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $226,000, $253,000 and $251,000 in 2003, 2004 and 2005, respectively. Future annual commitments under the lease are $291,000 for the remaining term of the lease, subject to increases in 2010 and 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2005.

(14)       SHARE OPTIONS:

       We have reserved a total of approximately 6,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan") and under our 2004 Equity Incentive Plan (the "2004 Plan" and, collectively, with the 1996 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the Equity Plans, the "Plans"). Under the Plans, incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. The terms of each option agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. The following table presents a summary of share option activity under the Plans:

	Number of Shares	Option Price Per Share
		Low	High	Weighted

Outstanding, December 31, 2002	4,053,257	5.78	34.54	18.18

Granted	544,229	13.10	16.46	14.20
Exercised	(74,492)	5.78	15.84	13.86
Cancelled	(676,394)	10.93	34.54	21.58
Outstanding, December 31, 2003	3,846,600	5.78	34.54	17.13

Granted	167,375	20.81	27.67	26.79
Exercised	(1,474,209)	5.78	24.29	13.87
Cancelled	(56,417)	10.93	34.54	15.78
Outstanding, December 31, 2004	2,483,349	10.56	34.54	19.74

Granted	42,000	34.00	37.12	35.95
Exercised	(907,672)	10.56	34.54	16.92
Cancelled	(43,719)	13.10	34.54	16.38
Outstanding December 31, 2005	1,573,958	10.56	37.12	22.08

Options available for future grants at December 31, 2005	1,665,000

       Additional information regarding options outstanding at December 31, 2005 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/05	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
Low	High
$10.56	$11.38	8,200	1.3	$10.56	8,200	$10.56
11.39	15.17	544,861	7.0	13.67	434,531	13.53
15.18	18.97	247,571	5.8	17.62	239,238	17.66
18.98	22.76	22,000	7.8	20.80	22,000	20.80
22.77	26.55	194,465	2.5	25.53	187,799	25.57
26.56	30.34	163,056	8.5	27.68	57,828	27.92
30.35	34.14	190,480	3.3	30.62	187,480	30.56
34.15	37.12	203,325	3.7	34.84	164,325	34.54
$10.56	$37.12	1,573,958	5.5	$22.08	1,301,401	$21.87

       During December 2004, we granted 155,000 restricted common shares under the 2004 Plan. Unearned stock compensation was recorded within shareholders' equity at the date of award based on the quoted market price of our common shares on the date of grant and is being amortized on a straight-line basis over the vesting period, which is three years. Total amortization expense for the year ended December 31, 2004 and 2005 was $120,000 and $1,303,000, respectively.

       Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. During 2003, an additional 2,000 of the stock options were cancelled. These options vest over a three-year period. At December 31, 2005, 11,000 options were outstanding and vested.

       We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of our employees. For the years ended December 31, 2003, 2004 and 2005, the aggregate contribution to the plan was $40,000, $40,000 and $225,000, respectively.

(15)       SEGMENT INFORMATION:

       We follow SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The basis for determining our operating segments is the manner in which financial information is used by us in our operations. Management operates two segments, Spa Operations, and Schools. The significant accounting policies of the segments are the same as those described in Note 2 - "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." Inter-segment transactions are accounted for on an arms-length basis and are eliminated in consolidation.

	Revenues	Operating Income	Depreciation and Amortization	Capital Expenditures	Identifiable Assets
2005
Spa Operations	$380,137,000	$42,294,000	$8,179,000	$8,493,000	$182,425,000
Schools	17,081,000	1,129,000	310,000	1,002,000	28,224,000
	$397,218,000	$43,423,000	$8,489,000	$9,495,000	$210,649,000
2004
Spa Operations	$325,373,000	$37,117,000	$8,214,000	$6,512,000	$175,156,000
Schools	16,118,000	1,237,000	219,000	276,000	24,862,000
	$341,491,000	$38,354,000	$8,433,000	$6,788,000	$200,018,000
2003
Spa Operations	$264,681,000	$27,058,000	$8,073,000	$6,759,000	$142,180,000
Schools	15,893,000	1,145,000	240,000	102,000	23,425,000
	$280,574,000	$28,203,000	$8,313,000	$6,861,000	$165,605,000

       Included in identifiable assets are assets held for sale. Included in Spa Operations and Schools is goodwill of $32.6 million and $14.0 million, respectively, as of December 31, 2005.

(16)       UNAUDITED QUARTERLY DATA (In thousands, except per share data)

	Fiscal Year 2004				Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statement of Operations Data:
Revenues	$80,905	$83,028	$90,100	$87,458	$94,744	$97,772	$103,564	$101,138
Gross profit	18,394	18,865	19,813	18,613	21,097	21,069	22,565	21,877
Administrative, salary and payroll taxes	9,131	9,240	9,582	9,378	11,325	10,692	10,876	10,292
Income from continuing operations	8,128	8,454	9,278	10,028	9,096	9,564	10,901	10,838
Discontinued operations	(72)	(25)	(23)	210	(14)	(3)	(2)	788
Net income	8,056	8,429	9,255	10,238	9,082	9,561	10,899	11,626
Basic earnings per share	$0.49	$0.51	$0.55	$0.59	$0.51	$0.55	$0.64	$0.68
Diluted earnings per share	$0.48	$0.49	$0.52	$0.56	$0.48	$0.53	$0.61	$0.65
As a Percentage of Revenues:
Gross profit	22.7%	22.7%	22.0%	21.3%	22.2%	21.5%	21.8%	21.6%
Administrative, salary and payroll taxes	11.3%	11.1%	10.6%	10.7%	12.0%	10.9%	10.5%	10.1%
Income from continuing operations	10.0%	10.2%	10.3%	11.5%	9.6%	9.8%	10.5%	10.7%
Discontinued operations	(0.1)%	(0.0)%	(0.0)%	0.2%	(0.0)%	(0.0)%	(0.0)%	0.8%
Net income	10.0%	10.2%	10.3%	11.7%	9.6%	9.8%	10.5%	11.5%

(17)       SUBSEQUENT EVENT

       Please see Note 4 for our discussion regarding the purchase of UCMT.