Form 10-Q
period 2006-03-31
STEINER LEISURE LTD
filed 2006-05-10
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Indicate by check 4 whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [4 ]  Yes    [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).       Large accelerated filer [   ]     Accelerated filer [4 ]     Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [4 ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	21,458,091, which excludes 3,984,806 treasury shares, as of May 2, 2006

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$50,707,000	$50,023,000
Accounts receivable, net	16,686,000	16,717,000
Accounts receivable - students, net	7,004,000	8,527,000
Inventories	21,591,000	21,872,000
Assets held for sale	257,000	45,000
Other current assets	5,685,000	6,418,000
Total current assets	101,930,000	103,602,000
PROPERTY AND EQUIPMENT, net	51,308,000	51,906,000
GOODWILL	46,590,000	46,590,000
OTHER ASSETS:
Intangible assets, net	3,955,000	3,838,000
Deferred financing costs, net	75,000	62,000
Other	6,791,000	6,830,000
Total other assets	10,821,000	10,730,000
Total assets	$210,649,000	$212,828,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,418,000	$13,816,000
Accrued expenses	25,810,000	20,353,000
Current portion of deferred rent	555,000	555,000
Liabilities related to assets held for sale	170,000	168,000
Current portion of deferred tuition revenue	7,259,000	8,259,000
Gift certificate liability	1,524,000	1,420,000
Income taxes payable	2,445,000	3,286,000
Total current liabilities	45,181,000	47,857,000
LONG-TERM DEFERRED RENT	5,674,000	5,557,000
LONG-TERM DEFERRED TUITION REVENUE	166,000	411,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
20,853,000 shares issued in 2005 and 21,461,000 shares issued
in 2006	209,000	215,000
Additional paid-in capital	81,693,000	89,881,000
Accumulated other comprehensive income	1,710,000	1,822,000
Unearned compensation	(2,518,000)	--
Retained earnings	162,888,000	173,694,000
Treasury shares, at cost, 3,455,000 shares in 2005 and 3,985,000 in 2006	(84,354,000)	(106,609,000)
Total shareholders' equity	159,628,000	159,003,000
Total liabilities and shareholders' equity	$210,649,000	$212,828,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
REVENUES:
Services	$65,326,000	$70,946,000
Products	29,418,000	33,603,000
Total revenues	94,744,000	104,549,000
COST OF REVENUES:
Cost of services	51,292,000	56,503,000
Cost of products	22,355,000	24,377,000
Total cost of revenues	73,647,000	80,880,000
Gross profit	21,097,000	23,669,000
OPERATING EXPENSES:
Administrative	5,630,000	5,795,000
Salary and payroll taxes	5,695,000	7,355,000
Total operating expenses	11,325,000	13,150,000
Income from operations	9,772,000	10,519,000
OTHER INCOME (EXPENSE):
Interest expense	(51,000)	(12,000)
Other income	148,000	925,000
Total other income (expense)	97,000	913,000
Income from continuing operations before provision for income taxes and discontinued operations	9,869,000	11,432,000
PROVISION FOR INCOME TAXES	773,000	851,000
Income from continuing operations before discontinued operations	9,096,000	10,581,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(14,000)	225,000
Net income	$9,082,000	$10,806,000
Income (loss) per share-basic:
Income before discontinued operations	$0.51	$0.61
Income (loss) from discontinued operations	--	0.01
	$0.51	$0.62
Income (loss) per share-diluted:
Income before discontinued operations	$0.48	$0.59
Income (loss) from discontinued operations	--	0.01
	$0.48	$0.60

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$9,082,000	$10,806,000
(Income) loss from discontinued operations	14,000	(225,000)
Income from continuing operations	9,096,000	10,581,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	2,071,000	2,309,000
Compensation expense	354,000	1,135,000
Provision for doubtful accounts	131,000	94,000
(Increase) decrease in:
Accounts receivable	(2,720,000)	(1,492,000)
Inventories	(1,037,000)	(183,000)
Other current assets	383,000	(727,000)
Other assets	(773,000)	(39,000)
Increase (decrease) in:
Accounts payable	3,510,000	1,237,000
Accrued expenses	(3,253,000)	(5,494,000)
Income taxes payable	(530,000)	841,000
Deferred tuition revenue	776,000	1,245,000
Deferred rent	--	(117,000)
Gift certificate liability	(78,000)	(104,000)
Net cash provided by operating activities of continuing operations	7,930,000	9,286,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(1,756,000)	(2,731,000)
Net cash used in investing activities of continuing operations	(1,756,000)	(2,731,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of treasury shares	$(32,117,000)	$(17,120,000)
Proceeds from share option exercises	7,776,000	9,578,000
Net cash used in financing activities of continuing operations	(24,341,000)	(7,542,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	498,000	(132,000)
CASH FLOWS OF DISCONTINUED OPERATIONS (Revised - See Note 4):
Operating cash flows	(226,000)	(19,000)
Investing cash flows	--	454,000
Net cash provided by (used in) discontinued operations	(226,000)	435,000
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(17,895,000)	(684,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	50,384,000	50,707,000
CASH AND CASH EQUIVALENTS,
End of period	$32,489,000	$50,023,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Income taxes	$608,000	$75,000

At the end of March 2006, we purchased $5.1 million of treasury shares that were not paid for until April 2006.

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure, the "Company", "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 Consolidated Balance Sheet included herein was extracted from the December 31, 2005 audited Consolidated Balance Sheet included in our 2005 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	March 31,
	2005	2006
Finished Goods	$16,440,000	$15,199,000
Raw Materials	5,151,000	6,673,000
	$21,591,000	$21,872,000

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question.
(c)	Goodwill

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On January 1, 2006, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of March 31, 2006, no indicators of impairment are present which would warrant an impairment analysis prior to the scheduled annual impairment test.
(d)	Income Taxes

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
(e)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The transaction gains (losses) reflected in administrative expenses were approximately $(21,000) and $111,000 for the three months ended March 31, 2005 and 2006, respectively.
(f)	Earnings Per Share

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

	Three Months Ended March 31,
	2005	2006
Weighted average shares outstanding used in
Calculating basic earnings per share	17,999,000	17,370,000
Dilutive common share equivalents	887,000	589,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	18,886,000	17,959,000
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	287,000	--

The Company issued 498,000 and 455,000 of its common shares upon the exercise of share options during the three months ended March 31, 2005 and 2006, respectively.
(g)	Stock-Based Compensation

We have reserved a total of approximately 6,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan") and under our 2004 Equity Incentive Plan (the "2004 Plan" and, collectively, with the 1996 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the Equity Plans, the "Plans"). Under the Plans, incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. Restricted shares may also be granted under the Equity Plans.  The terms of each option agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, options and restricted stock outstanding as of March 31, 2006, other than grants to a member of the board of directors, vest in equal installments over three years from the date of grant subject to accelerated vesting in certain cases. Under the Directors' Plan, options outstanding as of March 31, 2006 vest in one year from the date of grant, subject to accelerated vesting in certain cases.

Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense at fair value of the employee share awards. Compensation expense for awards and related tax effects is recognized as they vest. Through December 31, 2005, we used the intrinsic value method to account for share-based awards to our employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclosed pro forma information as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). We have adopted SFAS 123R using the modified prospective transition method in which we are recognizing compensation expense on the unvested portion of the awards over the remaining vesting period. Under this transition method, prior period results have not been restated. In addition, SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we had accounted for forfeitures as they occurred. As of January 1, 2006, the cumulative effect of adopting the expected forfeiture method and the impact on cash flows was not significant.

The impact of adopting SFAS 123R for the quarter ended March 31, 2006 was a reduction of our net income by $557,000 or $0.03 on a basic and diluted earnings per share basis. Total compensation expense recognized under SFAS 123R for the quarter ended March 31, 2006 has been included within salary and payroll taxes in our Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share for the quarter ended March 31, 2005, if we had applied the fair value recognition provisions of SFAS 123:

Three Months Ended
March 31, 2005
Net income, as reported	$9,082,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(949,000)
Pro forma net income	$8,133,000

Earnings per share:
Basic - as reported	$0.51
Basic - pro forma	$0.45

Diluted - as reported	$0.48
Diluted - pro forma	$0.43

The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the straight-line method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended March 31,
	2005	2006
Dividend yield	--	--
Expected volatility	55.4%	52.6%
Risk free interest rate	4.0%	4.5%
Expected life (in years)	4.0	4.0

Upon the adoption of SFAS 123R, expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents an estimate of the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and shall revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Share options activity is summarized in the following table:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2006	1,573,000	$22.08	5.50	$28,523,000
Granted	110,000	$37.66
Exercised	(454,000)	$21.06
Canceled	(7,000)	$18.84
Outstanding at March 31, 2006	1,222,000	$23.87	6.01	$19,951,000
Options Exercisable at March 31, 2006	847,000	$22.32		$15,140,000

(1)  The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.

The weighted-average estimated fair value of share options granted during the quarter ended March 31, 2006 was $13.02. The total intrinsic value of share options exercised during the quarters ended March 31, 2005 and 2006 was $8.4 million and $9.4 million, respectively. As of March 31, 2006, there was approximately $4.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans which is expected to be recognized over the weighted-average period of 3.0 years.

Restricted shares are converted into shares of common shares upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common share on the date of the grant and compensation expense is recognized over the vesting period. The restricted shares that were granted in 2006 have a vesting period of three years and the achievement of certain annual performance criteria.  Restricted share activity is summarized in the following table:

Restricted Stock Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2006	95,000	$27.38
Granted	153,000	$39.08
Vested	--	$--
Canceled	(4,000)	$29.25
Non-vested share units expected to vest at March 31, 2006	244,000	$34.68

As of March 31, 2006, we had $7.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 2.3 years. Upon adoption of SFAS No. 123(R), the $2.5 million of unearned stock compensation as of January 1, 2006 was required to be charged against additional paid-in capital.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $1,643,000 and $1,796,000 for the three months ended March 31, 2005 and 2006, respectively. At December 31, 2005 and March 31, 2006, the amounts of advertising costs included in prepaid expenses were not material.
(4)	DISCONTINUED OPERATIONS:

In 2002 and 2003, we sold or otherwise disposed of the assets constituting our day spa division, with the exception of two day spas. The day spa division primarily consisted of the financial position and results of operations of the Greenhouse and C.Spa day spa chains. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the day spa division, excluding the two spas we retained, are reported in discontinued operations and the remaining assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale, respectively, in the condensed consolidated balance sheets as of December 31, 2005 and March 31, 2006.

Additional information regarding the Company's discontinued day spa operations is as follows:

	Three Months ended March 31,
	2005	2006
Income (loss) from operations, net of taxes	$(14,000)	$225,000

	December 31,	September 30,
	2005	2006
Assets held for sale
Current assets	$257,000	$45,000

Liabilities related to assets held for sale
Accounts payable & accrued expenses	$15,000	$15,000
Gift certificate liability	155,000	153,000
	$170,000	$168,000

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.9 million as of March 31, 2006.

In 2005, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	March 31,
	2005	2006

Operative commissions	$3,675,000	$3,791,000
Minimum cruise line commissions	8,861,000	3,356,000
Payroll and bonuses	5,063,000	4,404,000
Rent	673,000	1,101,000
Other	7,538,000	7,701,000
Total	$25,810,000	$20,353,000

(6)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. On June 30, 2005, the Company entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component, the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. As of March 31, 2006, there was $19.3 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2006, we were in compliance with all of these financial covenants.
(7)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2006
Net income	$9,082,000	$10,806,000
Foreign currency translation adjustments,
net of taxes	(69,000)	112,000
Comprehensive income	$9,013,000	$10,918,000

(8)	SHAREHOLDERS' EQUITY:

In the fourth quarter of 2004, the Board of Directors confirmed continuation of our previously approved share purchase plan under which we were authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In June 2005, the Board of Directors approved the purchase of an additional 1,000,000 shares in such transactions. During the three months ended March 31, 2005, we purchased approximately 1,285,000 shares for approximately $55.0 million. Of those shares purchased, 420,000 shares were purchased from our Chairman of the Board for approximately $15.0 million based on market price on date of purchase. During the three months ended March 31, 2006, we purchased approximately 530,000 shares for approximately $22.3 million.
(9)	SEGMENT INFORMATION:

Information about the our Spa Operations and Schools segments for the three months ended March 31, 2005 and 2006 is as follows:

	Three Months Ended March 31,
	2005	2006
Revenues:
Spa Operations	$90,535,000	$99,610,000
Schools	4,209,000	4,939,000
	$94,744,000	$104,549,000
Income from Operations:
Spa Operations	$9,222,000	$9,984,000
Schools	550,000	535,000
	$9,772,000	$10,519,000

	December 31,	March 31,
	2005	2006
Identifiable Assets:
Spa Operations	$182,425,000	$183,494,000
Schools	28,224,000	29,334,000
	$210,649,000	$212,828,000

Included in identifiable assets are assets held for sale. Included in Spa Operations and Schools is goodwill of $32.6 million and $14.0 million, respectively, as of both December 31, 2005 and March 31, 2006.
(10)	SUBSEQUENT EVENT:

On April 3, 2006, we completed the acquisition of the assets of Utah College of Massage Therapy, Inc. (UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. The purchase price for the assets of UCMT was $28.0 million in cash. While the acquisition transaction for these schools has been closed, post closing review by the Department of Education (the UCMT schools, like the schools we currently operate, are eligible to receive Title IV student loan funding) and other educational agencies remains pending.

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

Since our revenues are generated primarily from our cruise ship and resort spa operations, our success depends to a significant extent on the success of the cruise line and resort industries. From late 2001 through 2003, the cruise line and resort industries had experienced certain declines as a result of various factors impacting the demand for vacations including, among other things, fears of terrorist attacks, such as those of September 11, 2001, and potential and actual armed hostilities in Iraq and elsewhere, recessionary economic conditions worldwide, outbreaks of illnesses on ships and in countries where we operate resort spas (such as SARS) as well as the adverse publicity surrounding these and other events. In addition, increased competition for cruise ship passengers resulting from increased passenger capacities among the large cruise lines, accentuated by the foregoing factors, had caused cruise lines to discount fares in order to increase passenger counts. We believe that passengers who cruise solely due to fare discounts may reflect their cost consciousness by not spending on board on discretionary items, such as our products and services.

Although it is not possible to identify the precise financial impact on us of each of the foregoing factors, these occurrences adversely impacted the travel and leisure industry in general, and the cruise and resort industries and us in particular. Similar occurrences in the future could also have such adverse impact.

We believe that a more stable international political climate as well as the absence of publicized mass illnesses affecting ships or resort venues led to better results for the cruise line and resort industries and us in 2004 and 2005.

In the first quarter of 2006, the cruise industry reported that bookings for future travel during the peak booking period (the so-called "wave season") for this year were down compared to 2005.

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

On April 3, 2006, we completed the acquisition of the assets of Utah College of Massage Therapy, Inc. ("UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. The purchase price for the assets of UCMT was $28.0 million in cash. While the acquisition transaction for these schools has been closed, post closing review by the Department of Education (the UCMT schools, like the schools we currently operate, are eligible to receive Title IV student loan funding) and other educational agencies remains pending.

As a result of the acquisition above we now offer post secondary degree and non-degree programs in massage therapy and/or skin care and related areas at our schools in Florida, Maryland, Pennsylvania, Virginia, Utah, Nevada, Arizona and Colorado.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question.

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of March 31, 2006, we had unamortized goodwill and intangibles of $50.4 million. In January 2006, we performed the required annual impairment test and determined there was no impairment.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $28.1 million as of March 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2005	2006
Revenues:
Services	69.0%	67.9%
Products	31.0	32.1
Total revenues	100.0	100.0
Cost of Revenues:
Cost of services	54.1	54.1
Cost of products	23.6	23.3
Total cost of revenues	77.7	77.4
Gross profit	22.3	22.6
Operating expenses:
Administrative	6.0	5.5
Salary and payroll taxes	6.0	7.0
Total operating expenses	12.0	12.5
Income from operations	10.3	10.1
Other income (expense):
Interest expense	(0.1)	(0.1)
Other income	0.2	0.9
Total other income (expense)	0.1	0.8
Income from continuing operations before provision for income taxes and discontinued operations	10.4	10.9
Provision for income taxes	0.8	0.8
Income from continuing operations before discontinued operations	9.6	10.1
Income (loss) from discontinued operations, net of taxes	--	0.2
Net income	9.6%	10.3%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues increased 10.3%, or $9.8 million, to $104.5 million in the first quarter of 2006 from $94.7 million in the first quarter of 2005. Of this increase, $5.6 million was attributable to an increase in services revenues and $4.2 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of one additional large spa ship in service in the first quarter of 2006 compared to the first quarter of 2005 and the number of large spa ships compared to smaller spa ships being greater in the first quarter of 2006 compared to the first quarter of 2005. Additionally, during the entire first quarter of 2006, we operated a luxury spa facility at the Swan and Dolphin Hotel near Orlando, Florida and some of our spas in the Maldive Islands that were closed as a result of the December 2004 Asia tsunami were reopened. We had an average of 1,695 shipboard staff members in service in the first quarter of 2006 compared to an average of 1,617 shipboard staff members in service in the first quarter of 2005. Revenues per shipboard staff member per day increased by 2.9% to $460 in the first quarter of 2006 from $447 in the first quarter of 2005 due to increased staff productively.

Cost of Services. Cost of services increased $5.2 million to $56.5 million in the first quarter of 2006 from $51.3 million in the first quarter of 2005. Cost of services as a percentage of services revenue increased to 79.6% in the first quarter of 2006 from 78.5% in the first quarter of 2005. This increase was primarily attributable to increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the first quarter of 2006 compared to the first quarter of 2005. This increase was partially offset by increases in staff productivity.

Cost of Products. Cost of products increased $2.0 million to $24.4 million in the first quarter of 2006 from $22.4 million in the first quarter of 2005. Cost of products as a percentage of products revenue decreased to 72.5% in the first quarter of 2006 from 76.0% in the first quarter of 2005. This decrease was primarily attributable to the increases in sales of higher margin products.

Operating Expenses. Operating expenses increased $1.8 million to $13.1 million in the first quarter of 2006 from $11.3 million in the first quarter of 2005. Operating expenses as a percentage of revenues increased to 12.6% in the first quarter of 2006 from 12.0% in the first quarter of 2005. This increase was primarily attributable to an increase in stock-based compensation expense of $780,000 related to the adoption of SFAS No. 123(R) and the granting of restricted shares which were not granted in the first quarter of 2005.

Other Income (Expense). Other income (expense) increased $0.8 million to income of $0.9 million in the first quarter of 2006 from income of $0.1 million in the first quarter of 2005. This increase was primarily attributable to the receipt of $440,000 of insurance proceeds related to the damaged we incurred as a result of the December 2004 Asia tsunami and an increase in interest income due to higher cash balances in the first quarter of 2006 compared to the first quarter of 2005.

Provision for Income Taxes. Provision for income taxes increased $0.1 million to $0.9 million in the first quarter of 2006 from $0.8 million in the first quarter of 2005. Provision for income taxes decreased to an overall effective rate of 7.4% for the first quarter of 2006 from an overall effective rate of 7.8% for the first quarter of 2005 primarily due to the income earned in jurisdictions that tax our income representing a smaller percentage of the total income earned for the first quarter of 2006 than such income represented for the first quarter of 2005.

Income (Loss) from Discontinued Operations, Net of Taxes. The income (loss) from discontinued operations, net of taxes, increased $0.2 million to $0.2 million in the first quarter of 2006 from ($14,000) in the first quarter of 2005. This increase was attributable to the return to us of a certificate of deposit of ours that had been used as collateral for certain equipment used by the day spa operations.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2006, cash provided by operating activities of continuing operations was $9.3 million compared with $7.9 million for the three months ended March 31, 2005. This increase was attributable to an increase in net income and changes in working capital items.

During the three months ended March 31, 2006, cash used in investing activities was $2.7 million compared with $1.8 million for the three months ended March 31, 2005. The increase was primarily attributable to our incurring greater capital expenditures to build-out resort spa facilities during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

During the three months ended March 31, 2006, cash used in financing activities was $7.5 million compared with $24.3 million for the three months ended March 31, 2005. This decrease in cash used in financing activities was attributable to the purchase of approximately 530,000 of our common shares for approximately $22.3 million (of which $5.1 million was not paid until April 2006), during the three months ended March 31, 2006 compared to $32.1 million of purchases of treasury shares during the three months ended March 31, 2005.

Steiner Leisure had working capital of approximately $56.7 million at December 31, 2005, compared to working capital of approximately $55.7 million at March 31, 2006.

In August 2005, we entered into an agreement to fund part of the build-out of, and operate, a luxury spa at the Loews Miami Beach Hotel in Florida. We estimate that our share of the build-out cost will be approximately $2.0 million and we anticipate that this luxury spa will open in January 2007. We anticipate funding this build-out from working capital.

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

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their under performance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.9 million as of March 31, 2006 under these assigned leases to the extent the assignees fail to make their rental payments.

We purchased a total of 1,285,100 of our common shares from February through May 2005 under our previously adopted share repurchase plan. In June 2005, our Board authorized the purchase of an additional 1,000,000 shares. During 2005, we purchased 1,588,600 shares for a total of approximately $55.0 million. During the three months ended March 31, 2006, we purchased 530,000 shares for a total of approximately $22.3 million. All of these purchases were funded from our working capital. We cannot provide assurance as to the exact number of additional shares, if any, that will be purchased under our share repurchase plan.

On April 3, 2006, we completed the acquisition of the assets of UCMT, which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. The purchase price for the assets of UCMT was $28.0 million in cash. While the acquisition transaction for these schools has been closed, post closing review by the Department of Education (the UCMT schools, like the schools we currently operate, are eligible to receive Title IV student loan funding) and other educational agencies remains pending. We funded the purchase price from working capital and borrowings under our credit facility.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the term loan were used to fund our 2001 spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. As of March 31, 2006, there was $19.3 million available under the revolving facility. As of May 10, 2006, there was $19.3 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2006, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

During the three months ended March 31, 2005 and 2006, we received proceeds of $7.8 million and $9.6 million, respectively, representing proceeds from the aggregate exercise price of options on our common shares during those periods.

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

    uncertainties beyond our control that could affect our ability to timely and cost-effectively construct and open resort spa facilities;

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

    currency risk;

    the risk that announced retail rollouts of our product sales at specified venues will not be effectuated; and

    the risk that our acquisition of UCMT may not be accretive to our earnings.

These risks and other risks are detailed in our Annual Report on Form 10-K for 2005 filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we use interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are entered into with financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. We currently have no instruments in place to mitigate market risk.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 identified in connection with the evaluation performed by management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the first quarter 2006 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2006	--	$--	--	696,500
February 2006	--	--	--	696,500
March 2006	529,800	42.00	529,800	166,700
Total	529,800	$42.00	529,800

(1) Includes commissions paid.

(2) On June 20, 2005, we announced our Board's authorization for us to purchase up to 1,000,000 common shares from time to time at prevailing prices in open market and possibly other transactions, subject to market conditions and compliance with certain financial parameters. That authorization represented a confirmation and expansion of the share repurchase plan approved by our board of directors in 1998 and expanded to several increments up to 3,187,250. The table above provides information with respect to our share purchases during the three months ended March 31, 2006.

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

Dated: May 10, 2006

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