Form 10-Q
period 2006-09-30
STEINER LEISURE LTD
filed 2006-11-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [4 ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,817,454 shares as of November 6, 2006

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$50,707,000	$24,200,000
Accounts receivable, net	16,686,000	20,095,000
Accounts receivable - students, net	7,004,000	16,830,000
Inventories	21,591,000	26,716,000
Other current assets	5,942,000	10,693,000
Total current assets	101,930,000	98,534,000
PROPERTY AND EQUIPMENT, net	51,308,000	54,030,000
GOODWILL	46,590,000	69,868,000
OTHER ASSETS:
Intangible assets, net	3,955,000	5,999,000
Deferred financing costs, net	75,000	58,000
Other	6,791,000	6,260,000
Total other assets	10,821,000	12,317,000
Total assets	$210,649,000	$234,749,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,418,000	$11,367,000
Accrued expenses	25,980,000	27,122,000
Current portion of deferred rent	555,000	513,000
Current portion of deferred tuition revenue	7,259,000	17,252,000
Gift certificate liability	1,524,000	2,533,000
Income taxes payable	2,445,000	3,538,000
Total current liabilities	45,181,000	62,325,000
LONG-TERM DEFERRED RENT	5,674,000	5,105,000
LONG-TERM DEFERRED TUITION REVENUE	166,000	701,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
20,853,000 shares issued in 2005 and 21,727,000 shares issued
in 2006	209,000	217,000
Additional paid-in capital	81,693,000	99,062,000
Accumulated other comprehensive income	1,710,000	3,853,000
Unearned compensation	(2,518,000)	--
Retained earnings	162,888,000	195,863,000
Treasury shares, at cost, 3,455,000 shares in 2005 and 4,646,000 in 2006	(84,354,000)	(132,377,000)
Total shareholders' equity	159,628,000	166,618,000
Total liabilities and shareholders' equity	$210,649,000	$234,749,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
REVENUES:
Services	$70,647,000	$85,942,000	$201,142,000	$236,759,000
Products	32,917,000	40,350,000	94,938,000	111,308,000
Total revenues	103,564,000	126,292,000	296,080,000	348,067,000
COST OF REVENUES:
Cost of services	56,497,000	68,586,000	159,706,000	188,516,000
Cost of products	24,502,000	29,901,000	71,643,000	81,909,000
Total cost of revenues	80,999,000	98,487,000	231,349,000	270,425,000
Gross profit	22,565,000	27,805,000	64,731,000	77,642,000
OPERATING EXPENSES:
Administrative	5,160,000	6,903,000	15,835,000	19,091,000
Salary and payroll taxes	5,716,000	8,521,000	17,058,000	24,278,000
Total operating expenses	10,876,000	15,424,000	32,893,000	43,369,000
Income from operations	11,689,000	12,381,000	31,838,000	34,273,000
OTHER INCOME (EXPENSE):
Interest expense	(80,000)	(164,000)	(193,000)	(249,000)
Other income	123,000	340,000	333,000	1,609,000
Total other income (expense)	43,000	176,000	140,000	1,360,000
Income from continuing operations before provision for income taxes and discontinued operations	11,732,000	12,557,000	31,978,000	35,633,000
PROVISION FOR INCOME TAXES	831,000	1,167,000	2,417,000	2,883,000
Income from continuing operations before discontinued operations	10,901,000	11,390,000	29,561,000	32,750,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of taxes	(2,000)	--	(19,000)	225,000
Net income	$10,899,000	$11,390,000	$29,542,000	$32,975,000
Income (loss) per share-basic:
Income before discontinued operations	$0.64	$0.67	$1.69	$1.91
Income (loss) from discontinued operations	--	--	--	0.01
	$0.64	$0.67	$1.69	$1.92
Income (loss) per share-diluted:
Income before discontinued operations	$0.61	$0.66	$1.62	$1.85
Income (loss) from discontinued operations	--	--	--	0.01
	$0.61	$0.66	$1.62	$1.86

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$29,542,000	$32,975,000
(Income) loss from discontinued operations	19,000	(225,000)
Income from continuing operations	29,561,000	32,750,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,158,000	7,943,000
Stock-based compensation expense	995,000	3,894,000
Provision for doubtful accounts	263,000	1,036,000
(Increase) decrease in:
Accounts receivable	(3,958,000)	(5,399,000)
Inventories	(3,972,000)	(3,741,000)
Other current assets	87,000	(1,868,000)
Other assets	(661,000)	808,000
Increase (decrease) in:
Accounts payable	2,744,000	2,645,000
Accrued expenses	837,000	80,000
Income taxes payable	(859,000)	1,026,000
Deferred tuition revenue	2,912,000	641,000
Deferred rent	397,000	(718,000)
Gift certificate liability	(84,000)	(169,000)
Net cash provided by operating activities of continuing operations	34,420,000	38,928,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(6,711,000)	(9,963,000)
Acquisitions, net of cash acquired	--	(23,763,000)
Net cash used in investing activities of continuing operations	(6,711,000)	(33,726,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Borrowings under revolving line of credit	$--	$23,000,000
Payments under revolving line of credit	--	(23,000,000)
Purchase of treasury shares	(54,983,000)	(48,023,000)
Proceeds from share option exercises	12,076,000	16,002,000
Net cash used in financing activities of continuing operations	(42,907,000)	(32,021,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	737,000	(120,000)
CASH FLOWS OF DISCONTINUED OPERATIONS (Revised - See Note 5):
Operating cash flows	(244,000)	(22,000)
Investing cash flows	--	454,000
Net cash provided by (used in) discontinued operations	(244,000)	432,000
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(14,705,000)	(26,507,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	50,384,000	50,707,000
CASH AND CASH EQUIVALENTS,
End of period	$35,679,000	$24,200,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Income taxes	$2,920,000	$1,318,000
Interest	$--	$249,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure, the "Company", "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2005 audited Consolidated Balance Sheet included in our 2005 Annual Report on Form 10-K.

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
(b)	Adoption of Staff Accounting Bulletin 108

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the consideration of the effects of prior years misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method (in our case, the roll-over method), but are material when evaluated under the dual approach proscribed by SAB 108. The Company will adopt SAB 108 in connection with the preparation of its financial statements for the year ended December 31, 2006. As a result of adopting SAB 108 in the fourth quarter of 2006 and electing to use the one-time transitional adjustment, the Company will make adjustments to the beginning balance of retained earnings as of January 1, 2006 in the fourth quarter of 2006 for the following errors:

Stock Based Compensation. In connection with our preparation of the financial statements for the three months ended September 30, 2006, management of the Company reviewed the Company's history of accounting for stock-based compensation. As a result of the review, it was determined that the fair value of our common shares used to measure the intrinsic value under APB 25 of the annual option grant to officers and other employees in 1999 was not appropriate. As a result, an additional $1.6 million of stock-based compensation expense should have been recorded which would have no tax effect and which would have resulted in additional expense of $0.1 million in 1999, $0.6 million in 2000, $0.5 million in 2001 and $0.4 million in 2002. Upon the adoption of SAB 108 in the fourth quarter of 2006, this error will be corrected as of January 1, 2006 through an increase in additional paid-in capital of $1.6 million with a corresponding decrease in retained earnings.

Deferred Tax Accounting. In connection with our financial reporting process for the three months ended June 30, 2006, we discovered that we had previously not properly considered that deferred tax liabilities created by the different treatment for book and tax purposes of the Company's tax deductible goodwill cannot be assumed to offset deductible temporary differences which create deferred tax assets. As a result, during the three months ended June 30, 2006 we recorded an additional deferred tax provision of $2.1 million. Of this amount, $1.9 million relates to the years 2002 through 2005. We should have recorded an additional $475,000 of deferred tax provision in each of those years. As a result of adopting SAB 108 in the fourth quarter we will reverse the error correction to the deferred tax provision of $1.9 million initially recorded in the three months ended June 30, 2006. This error will be corrected through a reduction of retained earnings of $1.9 million and an increase in the deferred tax asset valuation allowance as of January 1, 2006.
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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	September 30,
	2005	2006
Finished Goods	$16,440,000	$18,652,000
Raw Materials	5,151,000	8,064,000
	$21,591,000	$26,716,000

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of September 30, 2006, management is not aware of any impairment of long-lived assets. Changes in expected cash flows could result in impairment charges in the future based on unexpected changes.
(c)	Goodwill

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As of January 1, 2006, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of September 30, 2006, no indicators of impairment are present which would warrant an impairment analysis prior to the scheduled annual impairment test.
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

In connection with our financial reporting for the three months ended June 30, 2006, we considered the impact of tax planning strategies that became available to us as a result of the acquisition of the assets of Utah College of Massage Therapy, Inc. (see Note 4), which has historically produced taxable income in the United States. As a result, during the three months ended June 30, 2006, we recorded a deferred tax benefit of $2.3 million to decrease the valuation allowance at June 30, 2006.

(e)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of operations. The transaction gains (losses) reflected in administrative expenses were approximately $(50,000) and $(135,000) for the three months ended September 30, 2005 and 2006, respectively, and approximately $(223,000) and $105,000 for the nine months ended September 30, 2005 and 2006, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Weighted average shares outstanding used in
calculating basic earnings per share	17,131,000	16,956,000	17,478,000	17,217,000
Dilutive common share equivalents	706,000	388,000	788,000	474,000
Weighted average common and common equivalent
shares used in calculating diluted earnings per share	17,837,000	17,344,000	18,266,000	17,691,000
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	188,000	--	188,000	--

The Company issued 42,000 and 22,000 of its common shares upon the exercise of share options during the three months ended September 30, 2005 and 2006, respectively, and issued 739,000 and 704,000 common shares upon the exercise of share options during the nine months ended September 30, 2005 and 2006, respectively.
(g)	Stock-Based Compensation

We reserved a total of approximately 6,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan") and under our 2004 Equity Incentive Plan (the "2004 Plan" and, collectively, with the 1996 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the Equity Plans, the "Plans"). Under the 2004 Plan (awards may no longer be made under the other two Plans) incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. Restricted shares may also be granted under the 2004 Plan. The terms of each option agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, options and restricted shares outstanding as of September 30, 2006, other than grants to members of the board of directors, vest in equal installments over three years from the date of grant, subject to accelerated vesting in certain cases. Those restricted shares granted in 2006 also require for vesting the meeting of certain performance criteria. Under the Directors' Plan, options and restricted shares outstanding as of September 30, 2006 vest in one year from the date of grant, subject to accelerated vesting in certain cases.

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

The impact of adopting SFAS 123R for the three and nine months ended September 30, 2006 was a reduction of our net income by $557,000 or $0.03 on a basic and diluted earnings per share basis and, respectively, $1,671,000 or $0.10 and $0.09 on a basic and diluted earnings per share basis, respectively. Total compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 has been included within salary and payroll taxes in our Condensed Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005, if we had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$10,899,000	$29,542,000
Deduct: Total share-based compensation expense determined under fair value method for all awards	(1,128,000)	(3,206,000)
Pro forma net income	$9,771,000	$26,336,000

Earnings per share:
Basic - as reported	$0.64	$1.69
Basic - pro forma	$0.57	$1.51

Diluted - as reported	$0.61	$1.62
Diluted - pro forma	$0.55	$1.44

The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the straight-line method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Dividend yield	--	--	--	--
Expected volatility	56.3%	52.0%	53.6%	52.2%
Risk free interest rate	4.0%	4.5%	4.0%	4.5%
Expected life (in years)	4.0	4.0	4.0	4.0

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

Share options activity is summarized in the following table:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2006	1,573,000	$22.08	5.41	$21,220,000
Granted	110,000	$37.66
Exercised	(704,000)	$22.74
Canceled	(29,000)	$23.45
Outstanding at September 30, 2006	950,000	$23.36	5.93	$17,768,000
Options exercisable at September 30, 2006	620,000	$21.20		$12,931,000

(1)  The intrinsic value represents the amount by which the fair value of shares exceed the option exercise price.

The weighted-average estimated fair value of share options granted during the nine months ended September 30, 2006 was $13.04. The total intrinsic value of share options exercised during the nine months ended September 30, 2005 and 2006 was $12,284,000 and $13,788,000, respectively. As of September 30, 2006, there was approximately $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans which is expected to be recognized over the weighted-average period of 1.5 years.

Restricted shares become unrestricted common shares upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the vesting period. The restricted shares that were granted in 2006 to officers and certain other employees of the Company have a vesting period of three years and require for vesting the achievement of certain annual performance criteria. Restricted shares that have been issued to our directors have a vesting period of one year. Restricted share activity is summarized in the following table:

Restricted Share Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2006	95,000	$27.67
Granted	170,000	$38.32
Vested	--	$--
Canceled	(18,000)	$31.31
Non-vested shares expected to vest at September 30, 2006	247,000	$34.74

As of September 30, 2006, we had $6.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted share grants, which will be recognized over the weighted-average period of 2.0 years. Upon adoption of SFAS No. 123(R), the $2.5 million of unearned stock compensation as of January 1, 2006 was required to be charged against additional paid-in capital.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $2,045,000 and $3,039,000 for the three months ended September 30, 2005 and 2006, respectively, and approximately $5,426,000 and $7,802,000 for the nine months ended September 30, 2005 and 2006, respectively. At December 31, 2005 and September 30, 2006, the amounts of advertising costs included in prepaid expenses were not material.

(i)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return for a year in question. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our consolidated financial statements.
(4)	ACQUISITIONS:

On April 3, 2006, we acquired the assets of Utah College of Massage Therapy, Inc. (those assets are referred to as "UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. In connection with the agreement to acquire UCMT, we entered into an agreement to acquire the assets of a small affiliate thereof that offers spa products, equipment and services to UCMT students and others. We effectuated this acquisition in order to expand our School segment and to assist in its future growth. The purchase price for the assets of UCMT was approximately $28.0 million in cash, plus the post-closing payment described below. The results of operations of UCMT and the affiliate that we acquired are included in our results of operations for the period subsequent to April 3, 2006.

In accordance with SFAS No. 141, "Business Combinations", we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows:

Accounts receivable-students	$7,235,000
Accounts receivable	282,000
Inventories	439,000
Other current assets	444,000
Property and equipment	2,271,000
Goodwill and intangibles	25,730,000
Other assets	277,000
Accounts payable and accrued expenses	(1,850,000)
Deferred tuition revenue	(9,887,000)
Gift certificate liability	(1,178,000)
Cash used in acquisition, net of cash acquired	$23,763,000

The preliminary purchase price allocation, including goodwill and intangibles, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of the assets and liabilities acquired becomes available. Excess purchase cost recorded in connection with the acquisition of UCMT is expected to be deductible for tax purposes. The results of operations of UCMT and its affiliate prior to the acquisition are not deemed material to the Company's results of operations. Subsequent to September 30, 2006, we paid the previous owner approximately $1,351,000 related to the finalization of a post closing working capital adjustment. This amount will be recorded as an increase to Goodwill.
(5)	DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.7 million as of September 30, 2006.

In 2005, we separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

As of December 31, 2005 and September 30, 2006, we have reclassified assets and liabilities held for sale to other current assets and accrued expenses, respectively.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	September 30,
	2005	2006

Operative commissions	$3,675,000	$3,532,000
Minimum cruise line commissions	8,861,000	8,319,000
Payroll and bonuses	5,063,000	5,528,000
Rent	673,000	1,093,000
Other	7,708,000	8,650,000
Total	$25,980,000	$27,122,000

(7)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid these loans. On June 30, 2005, the Company entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement were substantially the same as the former agreement, except that there was no term loan component, the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. As of September 30, 2006, there was $29.3 million available under the revolving line of credit.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2006, we were in compliance with all of these financial covenants.
(8)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of our comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income	$10,899,000	$11,390,000	$29,542,000	$32,975,000
Foreign currency translation adjustments, net of taxes	(826,000)	914,000	(1,131,000)	2,143,000
Comprehensive income	$10,073,000	$12,304,000	$28,411,000	$35,118,000

(9)	SHAREHOLDERS' EQUITY:

In the fourth quarter of 2004, the Board of Directors confirmed continuation of our previously approved share purchase plan under which we were authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In June 2005, the Board of Directors approved the purchase of an additional 1,000,000 shares in such transactions. During the nine months ended September 30, 2005, we purchased approximately 1,589,000 shares for approximately $55.0 million. Of those shares purchased, 420,000 shares were purchased from our Chairman of the Board for approximately $15.0 million based on market price on date of purchase. In June 2006, the Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. During the nine months ended September 30, 2006, we purchased approximately 1,191,000 shares for approximately $48.0 million.

(10)	SEGMENT INFORMATION:

Information about the our Spa Operations and Schools segments for the three and nine months ended September 30, 2005 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Spa Operations	$99,043,000	$114,693,000	$283,262,000	$320,602,000
Schools	4,521,000	11,599,000	12,818,000	27,465,000
	$103,564,000	$126,292,000	$296,080,000	$348,067,000
Income from Operations:
Spa Operations	$11,556,000	$11,528,000	$30,989,000	$32,243,000
Schools	133,000	853,000	849,000	2,030,000
	$11,689,000	$12,381,000	$31,838,000	$34,273,000

	December 31,	September 30,
	2005	2006
Identifiable Assets:
Spa Operations	$182,425,000	$168,941,000
Schools	28,224,000	65,808,000
	$210,649,000	$234,749,000

Included in Spa Operations and Schools is goodwill of $32.6 million and $14.0 million, respectively, as of December 31, 2005 and $32.6 million and $37.3 million, respectively as of September 30, 2006.
(11)	SUBSEQUENT EVENT

Effective October 1, 2006, Kerzner Hotel Partners, S. de R.L. de C.V., owner and operator of the One&Only Palmilla resort in Los Cabos, Mexico, exercised its option to buy-out the remaining term of our lease to operate our luxury spa at this resort. As a result, as of that date we ceased to offer our services at this resort. As of September 30, 2006, assets held for sale related to that spa totaled approximately $3.4 million and liabilities held for sale related to that spa totaled approximately $370,000. As of December 31, 2005, assets held for sale related to that spa totaled approximately $3.8 million and liabilities held for sale related to that spa totaled approximately $496,000. As of September 30, 2006, in the Condensed Consolidated Balance Sheet, we reclassified approximately $2.3 million of leaseholds and furniture, fixtures and equipment related to that spa from Property and Equipment, net to Other current assets.

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

Although it is not possible to identify the precise financial impact on us of each of the foregoing factors, these occurrences adversely impacted the travel and leisure industry in general, and the cruise and resort industries and us in particular. The continuation of hostilities in Iraq and elsewhere and similar adverse occurrences in the future could also have such adverse impact.

We believe that a more stable international political climate as well as the absence of publicized mass illnesses affecting ships or resort venues led to better results for the cruise line and resort industries and us in 2004 and 2005 and the first nine months of 2006.

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

Other factors also can adversely affect our financial results. An increasing percentage of cruise passengers who use our services are repeat customers of ours. These repeat customers are less likely to purchase our products than new customers. In addition, there is an increasing demand for "medi-spa" services (dermatological and other medical-type services) by spa customers. In order for us to meet this demand, we have been, and in the future, will be, required to expend funds on new personnel and/or facilities and, if necessary, find appropriate third parties to assist us in providing these services. In addition to these expenditures, these services could increase the risk of personal injury liability to us.

Historically, a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. To the extent that our non-shipboard income increases as a percentage of our overall revenues, the amount of our income that will be subject to tax would increase.

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

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of September 30, 2006, we had unamortized goodwill and intangibles of $75.9 million. As of January 2006, we performed the required annual impairment test and determined there was no impairment.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $28.1 million as of September 30, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return for a year in question. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our consolidated financial statements.

Adoption of Staff Accounting Bulletin 108

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the consideration of the effects of prior years misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method (in our case, the roll-over method), but are material when evaluated under the dual approach proscribed by SAB 108. The Company will adopt SAB 108 in connection with the preparation of its financial statements for the year ended December 31, 2006. As a result of adopting SAB 108 in the fourth quarter of 2006 and electing to use the one-time transitional adjustment, the Company will make adjustments to the beginning balance of retained earnings as of January 1, 2006 in the fourth quarter of 2006 for the following errors:

Stock Based Compensation.  In connection with our preparation of the financial statements for the three months ended September 30, 2006, management of the Company reviewed the Company's history of accounting for stock-based compensation. As a result of the review, it was determined that the fair value of our common stock used to measure the intrinsic value under APB 25 of the annual option grant to officers and other employees in 1999 was not appropriate. As a result, an additional $1.6 million (no tax effect) of stock-based compensation expense should have been recorded which would have resulted in additional expense of $0.1 million in 1999, $0.6 million in 2000, $0.5 million in 2001 and $0.4 million in 2002. Upon the adoption of SAB 108 in the fourth quarter of 2006, this error will be corrected as of January 1, 2006 through an increase in additional paid-in capital of $1.6 million with a corresponding decrease in retained earnings.

Deferred Tax Accounting.  In connection with our financial reporting process for the three months ended June 30, 2006, we discovered that we had previously not properly considered that deferred tax liabilities created by the different treatment for book and tax purposes of the Company's tax deductible goodwill cannot be assumed to offset deductible temporary differences which create deferred tax assets. As a result, during the three months ended June 30, 2006 we recorded an additional deferred tax provision of $2.1 million. Of this amount, $1.9 million relates to the periods from 2002-2005. We should have recorded an additional $475,000 of deferred tax provision in each of those years. As a result of adopting SAB 108 in the fourth quarter we will reverse the error correction to the deferred tax provision of $1.9 million initially recorded in the three months ended June 30, 2006. This error will be corrected through a reduction of retained earnings of $1.9 million and an increase in the deferred tax asset valuation allowance as of January 1, 2006.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Services	68.2%	68.1%	67.9%	68.0%
Products	31.8	31.9	32.1	32.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.5	54.3	53.9	54.2
Cost of products	23.7	23.7	24.2	23.5
Total cost of revenues	78.2	78.0	78.1	77.7
Gross profit	21.8	22.0	21.9	22.3
Operating expenses:
Administrative	5.0	5.5	5.3	5.5
Salary and payroll taxes	5.5	6.7	5.8	7.0
Total operating expenses	10.5	12.2	11.1	12.5
Income from operations	11.3	9.8	10.8	9.8
Other income (expense):
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income	0.1	0.2	0.1	0.5
Total other income (expense)	--	0.1	--	0.4
Income from continuing operations before provision for income taxes and discontinued operations	11.3	9.9	10.8	10.2
Provision for income taxes	0.8	0.9	0.8	0.8
Income from continuing operations before discontinued operations	10.5	9.0	10.0	9.4
Income (loss) from discontinued operations, net of taxes	--	--	--	0.1
Net income	10.5%	9.0%	10.0%	9.5%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. Revenues increased 21.9%, or $22.7 million, to $126.3 million in the third quarter of 2006 from $103.6 million in the third quarter of 2005. Of this increase, $15.3 million was attributable to an increase in services revenues and $7.4 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of five additional large spa ships in service in the third quarter of 2006 compared to the third quarter of 2005 and the number of large spa ships compared to smaller spa ships being greater in the third quarter of 2006 compared to the third quarter of 2005. Additionally, the revenue of UCMT and an affiliate were included after April 3, 2006. We had an average of 1,875 shipboard staff members in service in the third quarter of 2006 compared to an average of 1,691 shipboard staff members in service in the third quarter of 2005. Revenues per shipboard staff member per day increased by 2.8% to $485 in the third quarter of 2006 from $472 in the third quarter of 2005 due to increased staff productivity.

Cost of Services. Cost of services increased $12.1 million to $68.6 million in the third quarter of 2006 from $56.5 million in the third quarter of 2005. Cost of services as a percentage of services revenue decreased to 79.8% in the third quarter of 2006 from 80.0% in the third quarter of 2005. This decrease was primarily attributable to increases in staff productivity partially offset by increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the third quarter of 2006 compared to the third quarter of 2005.

Cost of Products. Cost of products increased $5.4 million to $29.9 million in the third quarter of 2006 from $24.5 million in the third quarter of 2005. Cost of products as a percentage of products revenue decreased to 74.1% in the third quarter of 2006 from 74.4% in the third quarter of 2005. This decrease was primarily attributable to an increase in sales of higher margin products.

Operating Expenses. Operating expenses increased $4.5 million to $15.4 million in the third quarter of 2006 from $10.9 million in the third quarter of 2005. Operating expenses as a percentage of revenues increased to 12.2% in the third quarter of 2006 from 10.5% in the third quarter of 2005. This increase was primarily attributable to the operation of UCMT and a small affiliate, thereof, which were acquired effective April 3, 2006, and an increase in stock-based compensation expense of $1.1 million related to the adoption of SFAS No. 123R and the granting of restricted shares which were not outstanding in the third quarter of 2005.

Other Income (Expense). Other income (expense) increased $0.1 million to income of $0.2 million in the third quarter of 2006. This increase was primarily attributable to an increase in interest income due to higher cash balances in the third quarter of 2006 compared to the third quarter of 2005.

Provision for Income Taxes. Provision for income taxes increased to $1.2 million in the third quarter of 2006 from $0.8 million in the third quarter of 2005. Provision for income taxes increased to an overall effective rate of 9.3% for the third quarter of 2006 from an overall effective rate of 7.1% for the third quarter of 2005 primarily due to the recording of income tax expense related to temporary differences created by different treatment for book and tax purposes of the Company's tax deductible goodwill.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. Revenues increased 17.6%, or $52.0 million, to $348.1 million in the nine months ended September 30, 2006 from $296.1 million in the nine months ended September 30, 2005. Of this increase, $35.6 million was attributable to an increase in services revenues and $16.4 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of three additional large spa ship in service in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and the number of large spa ships compared to smaller spa ships being greater in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Additionally, the revenues of UCMT and an affiliate were included after April 3, 2006. Also, during the first nine months of 2006, we operated luxury spa facilities at two hotels where we did not have operations during the entire first nine months of 2005 and some of our spas in the Maldive Islands that were closed as a result of the December 2004 Asia tsunami were reopened. We had an average of 1,781 shipboard staff members in service in the nine months ended September 30, 2006 compared to an average of 1,652 shipboard staff members in service in the nine months ended September 30, 2005. Revenues per shipboard staff member per day increased by 3.3% to $471 in the nine months ended September 30, 2006 from $456 in the nine months ended September 30, 2005 due to increased staff productivity.

Cost of Services. Cost of services increased $28.8 million to $188.5 million in the nine months ended September 30, 2006 from $159.7 million in the nine months ended September 30, 2005. Cost of services as a percentage of services revenue increased to 79.6% in the nine months ended September 30, 2006 from 79.4% in the nine months ended September 30, 2005. This increase was primarily attributable to increases in commissions allocable on cruise ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was partially offset by increases in staff productivity.

Cost of Products. Cost of products increased $10.3 million to $81.9 million in the nine months ended September 30, 2006 from $71.6 million in the nine months ended September 30, 2005. Cost of products as a percentage of products revenue decreased to 73.6% in the nine months ended September 30, 2006 from 75.5% in the nine months ended September 30, 2005. This decrease was primarily attributable to an increase in sales of higher margin products.

Operating Expenses. Operating expenses increased $10.5 million to $43.4 million in the nine months ended September 30, 2006 from $32.9 million in the nine months ended September 30, 2005. Operating expenses as a percentage of revenues increased to 12.5% in the nine months ended September 30, 2006 from 11.1% in the nine months ended September 30, 2005. This increase was primarily attributable to the operation of UCMT and a small affiliate, thereof, which were acquired effective April 3, 2006, and an increase in stock-based compensation expense of $3.0 million related to the adoption of SFAS No. 123R and the granting of restricted shares which were not outstanding in the nine months ended September 30, 2005.

Other Income (Expense). Other income (expense) increased $1.2 million to income of $1.4 million in the nine months ended September 30, 2006. This increase was primarily attributable to the receipt of $440,000 in January 2006 of insurance proceeds related to the damage we incurred as a result of the December 2004 Asia tsunami and an increase in interest income due to higher cash balances in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Provision for Income Taxes. Provision for income taxes increased $0.5 million to $2.9 million in the nine months ended September 30, 2006 from $2.4 million in the nine months ended September 30, 2005. Provision for income taxes increased to an overall effective rate of 8.1% for the nine months ended September 30, 2006 from an overall effective rate of 7.6% for the nine months ended September 30, 2005 primarily due to the income earned in jurisdictions that tax our income representing a greater percentage of the total income earned for the nine months ended September 30, 2006 than such income represented for the nine months ended September 30, 2005. The increase was also attributable to the recording of income tax expense related to temporary differences created by different treatment for book and tax purposes of the Company's tax deductible goodwill.

Income (Loss) from Discontinued Operations, Net of Taxes. The income (loss) from discontinued operations, net of taxes, increased to $0.2 million in the nine months ended September 30, 2006 from ($19,000) in the nine months ended September 30, 2005. This increase was attributable to the return to us of a certificate of deposit of ours that had been used as collateral for certain equipment used by our former day spa operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, cash provided by operating activities of continuing operations was $38.9 million, compared with $34.4 million for the nine months ended September 30, 2005. This increase was attributable to an increase in net income and changes in working capital items.

During the nine months ended September 30, 2006, cash used in investing activities was $33.7 million compared with $6.7 million for the nine months ended September 30, 2005. The increase was primarily attributable to the acquisition of UCMT effective April 3, 2006.

During the nine months ended September 30, 2006, cash used in financing activities was $32.0 million compared with $42.9 million for the nine months ended September 30, 2005. This decrease in cash used in financing activities was attributable to the purchase of approximately 1,191,000 of our common shares for approximately $48.0 million during the nine months ended September 30, 2006 compared to $55.0 million spent on purchases of our common shares during the nine months ended September 30, 2005 partially offset by proceeds received from share option exercises.

Steiner Leisure had working capital of approximately $56.7 million at December 31, 2005, compared to working capital of approximately $36.2 million at September 30, 2006.

In August 2005, we entered into an agreement to fund part of the build-out of, and operate, a luxury spa at the Loews Miami Beach Hotel in Florida. We estimate that our share of the build-out cost will be approximately $2.0 million and we anticipate that this luxury spa will open in February 2007. We have funded, and anticipate funding this build-out from working capital.

In June 2006, we entered into a new agreement with Kerzner International Bahamas Limited to continue to operate the luxury spas at the Atlantis and One&Only Ocean Club resorts, both on Paradise Island in the Bahamas. Under this agreement we would operate our spa at Atlantis within a new 30,000 square foot facility currently under construction. This new facility is anticipated to open in March 2007. We have agreed to contribute $15.6 million toward the construction and fitting out of the new spa facility. We have funded, and anticipate funding this build-out from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated in the United States due to their under-performance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release of our obligations from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.7 million as of September 30, 2006 under these assigned leases to the extent the assignees fail to make their rental payments.

We purchased a total of 1,285,100 of our common shares from February through May 2005 under our previously adopted share repurchase plan. In June 2005, our Board authorized the purchase of an additional 1,000,000 shares. During 2005, we purchased 1,588,600 shares for a total of approximately $55.0 million. In June 2006, the Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. During the nine months ended September 30, 2006, we purchased 1,191,000 shares for a total of approximately $48.0 million. All of these purchases were funded from working capital and borrowings under our credit facility. We cannot provide assurance as to the exact number of additional shares, if any, that will be purchased under our share repurchase plan.

On April 3, 2006, we completed the acquisition of UCMT. The purchase price for UCMT was $28.0 million in cash. We funded the purchase price from working capital and borrowings under our credit facility.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the term loan were used to fund our 2001 spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We have repaid these loans. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement were substantially the same as the former agreement except that there was no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. As of September 30, 2006, there was $29.3 million available under the revolving line of credit.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2006, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

During the nine months ended September 30, 2005 and 2006, we received proceeds of $12.1 million and $16.0 million, respectively, representing proceeds from the aggregate exercise price of share options during those periods.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months. To the extent there is a significant slow-down in travel resulting from terrorist attacks, continued hostilities in Iraq, or other hostilities, or any other activities or conditions that adversely affect our business, cash generated from operations may not satisfy the cash required to operate our business. In that case we may need additional financing which may not be available on favorable terms or at all.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. A recurrence of the softness of the economy in North America that occurred several years ago and instances of over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition.

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

    the ability of the resort operators under certain of our resort spa agreements to terminate our agreement with those operators (accompanied by a termination payment to us) without cause such as occurred effective October 1, 2006 when the operator of the One&Only Palmilla resort in Los Cabos, Mexico exercised its option to buy out the remaining term of our lease to operate a luxury spa at this resort;

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 identified in connection with the evaluation performed by management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the nine months ended September 30, 2006 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	310,700	$38.56	310,700	689,300
August	184,000	39.05	184,000	505,300
September	--	--	--	505,300
Total	494,700	$38.74	494,700

(1) Includes commissions paid.

(2) The table above provides information with respect to our share purchases during the three months ended September 30, 2006. On June 20, 2005, we announced our Board's authorization for us to purchase up to 1,000,000 common shares from time to time at prevailing prices in open market and possibly other transactions, subject to market conditions and compliance with certain financial parameters. That authorization represented a confirmation and expansion of the share repurchase plan approved by our board of directors in 1998 and expanded to several increments up to 3,187,250. On June 23, 2006, we announced our Board's authorization to purchase up to an additional 1,000,000 common shares.

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

Dated: November 9, 2006

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Stephen B. Lazarus
Stephen B. Lazarus Executive Vice President & Chief Financial Officer (principal accounting officer)

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