Form 10-K
period 2006-12-31
STEINER LEISURE LTD
filed 2007-03-16
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Shares, par value (U.S.) $.01 per share
Securities registered pursuant to Section 12(g) of the Act:
None

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

       The aggregate market value of the registrant's common stock held by non-affiliates was approximately $654, 607,550 as of June 30, 2006, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2006, which is the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

       As of February 28, 2007, the registrant had 17,054,612 common shares issued and outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed within 120 days after registrant's fiscal year end of December 31, 2006, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited) is a worldwide provider of spa services and products. In our facilities, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities and at third party retail outlets. Our cruise line and resort customers include Carnival Cruise Lines, Caesars Entertainment, Celebrity Cruises, Crystal Cruises, Cunard Cruise Lines, Hilton Hotels, Holland America Line, Kerzner International, Loews Hotels, Marriott Hotels, Norwegian Cruise Lines, Princess Cruises, Ritz-Carlton, Royal Caribbean Cruises and Seabourn Cruise Line. As of February 28, 2007, we served 126 cruise ships representing 19 cruise lines, and operated 53 resort spas and two day spas. Our maritime services are, generally, provided under agreements with cruise lines with terms which range in duration from one to five years. Our resort spas services are provided under agreements with resort operators and other lessors and have terms ranging, typically, from three to 15 years.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large "spa" facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 28, 2007, 92 of the 126 ships that we served had large spa facilities. Ships with large spas provided us with average weekly revenues of $57,508 in 2005 and $61,298 in 2006, as compared to average weekly revenues of $15,571 in 2005 and $15,625 in 2006 for the other ships we served. Our services include massage, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures, teeth whitening, acupuncture, and a variety of other specialized beauty and body treatments. Our range of services is designed to capitalize on the growing consumer trend toward health awareness, personal care and fitness.

We also provide, primarily through Mandara® Spa, our premier luxury resort spa brand, spa services similar to those we provide on cruise ships at 53 resort hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations and at our Elemis® luxury day spas in Coral Gables, Florida and London, England.

We develop and sell a variety of high quality beauty products under our Elemis and La Therapie™ trademarks. The raw materials for these products are produced for us by a premier French manufacturer. We also sell products to third parties, including a variety of products under the Steiner® and Mandara names. In addition, during 2005 and 2006, we began selling Elemis products at a number of locations of four well known department store chains in the United States, England, Scotland and Ireland. These products include beauty preparations such as lotions aimed at reducing the effects of aging on skin, aromatherapy oils, cleansers and creams and other facial and skin care preparations, hair care products, moisturizers and lotions, and nail care products. We package and/or blend, and private label a broad range of products. We sell our products on board the ships that we serve, at our resort spas and day spas, through third party department stores and other retail and wholesale outlets, mail order and our web sites, including www.timetospa.com and www.elemis.com.

During 2006, services accounted for approximately 68% of our revenues and products accounted for approximately 32% of our revenues.

We also own and operate four post-secondary schools (comprised of a total of 14 campuses) located in Arizona, Colorado, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and skin care and train and qualify spa professionals for health and beauty positions within the Steiner family of companies or other industry entities. In April 2006, we acquired one of these schools with a total of seven campuses in Arizona, Colorado, Nevada and Utah when we purchased the assets of Utah College of Massage Therapy, Inc. ("UCMT"), which we continue to operate under the UCMT name. Those schools offer similar massage programs to those offered by our other massage therapy schools. The purchase price for the assets of UCMT and a small affiliate was $28.0 million in cash, less cash on hand acquired.

See Note 14, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, profits and losses and total assets for our Spa Operations, Schools and Products operating segments for 2006, 2005 and 2004.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 40 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 6.9 million in 2001 to approximately 10.2 million in 2006, representing a compound annual growth rate of approximately 8.1%. As of February 28, 2007, approximately 112 of the 126 ships we served offered North American Cruises.

A study reported by CLIA in 2006 indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. In that study, "being pampered" was among the highest rated advantages that cruise vacations offer compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 28, 2007, 92 of the ships that we served offered large spa facilities. Five of the six of the new ships scheduled to be introduced during the remainder of 2007 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 28, 2007, Steiner Leisure provided its services and products to 19 cruise lines representing a total of 126 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Steiner, Mandara, Elemis and Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 28, 2007 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served

Carnival (l)	21	Oceania	3
Celebrity (2)	8	Orient (4)	1
Costa (l)	11	P&O European Ferries (1)	1
Crystal	2	Princess (1)	17
Cunard (l)	1	Royal Caribbean (2)	20
Disney	2	Seabourn (1)	3
Holland America (1)	13	Silversea	4
MSC (3)	1	Unicom	1
MTC(3)	1	Windstar (1)(5)	3
Norwegian (4)	13	Total	126

_____________________

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar. Carnival announced in February 2007 that it had agreed to sell Windstar.
  Celebrity is owned by Royal Caribbean.
  As of the above date, we served these cruise lines without written agreements, although an agreement was executed with MSC after that date.
  Norwegian and Orient are owned by Star Cruises. We are currently serving three Norwegian ships without a written agreement.
  As of the above date, there was a written agreement for only one of these ships, although an agreement covering the other two ships was executed after that date.

Costa, Carnival, Norwegian and Royal Caribbean are each scheduled to introduce a new ship into service in 2007. Princess is scheduled to introduce into service in 2007 a new ship and an additional ship that formerly served another cruise line. We expect to perform services on all six of these ships, all of which are currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2006, 2005 and 2004, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 33.7%, 34.9%, and 32.4%, and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 20.8%, 22.7% and 23.9%. These companies, combined, accounted for 98 of the 126 ships served by us as of February 28, 2007. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it would materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations of our employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to five years, with an average remaining term per ship of approximately two years as of February 28, 2007. As of February 28, 2007, cruise line agreements that expire within one year covered 14 of the 126 ships served by us. These 14 ships accounted for approximately 4.8% of our revenue in 2006. We typically are able to begin negotiations to renew agreements approximately six months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 28, 2007, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice and we served seven ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2006, these payments are required by cruise line agreements covering a total of 24 ships served by us. As of December 31, 2006, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $32.5 million in 2007, $33.1 million in 2008, $24.8 million in 2009, and $12.8 million in 2010. These amounts could increase under new, or renewed, agreements.

Overview of Resort Spas Business

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

From January 1, 2006 through February 28, 2007, our resort spa operations were involved in, among others, the following activities:

    In March 2006, we completed the build-out of the luxury spa at the Grand Californian Hotel in Anaheim, California and began providing spa services in this new facility. We partially funded the build-out of this luxury spa.

    In March 2006, we completed the build-out of, and began operating a new luxury spa at the Sofitel Fiji Resort and Spa in the Fiji Islands, where we operated the existing spa pending the opening of the new luxury facility.

    In May 2006, we entered into an agreement to operate a new luxury spa at the Mirbat Resort and Spa in Salalah, Oman. That resort is expected to open in November 2007.

    In June 2006, Mandara Spa completed the build-out of, and began operating a luxury spa at the Waikoloa Beach Marriott Resort on the island of Hawaii. We partially funded the build-out of this luxury spa.

    In June 2006, Mandara Spa entered into an agreement to fund the build-out of, and to operate, a new luxury spa at the Atlantis Resort on Paradise Island in the Bahamas, to replace the existing spa, which we currently operate. This new luxury spa is expected to open in April 2007.

    In June 2006, we began operating a new luxury spa at the Sunway Resort in Kuala Lumpur, Malaysia. We partially funded a portion of the build-out of this new spa.

    In September 2006, we entered into an agreement to operate a new luxury Mandara spa at the Cinnamon Coral Garden Resort in the Maldives. This luxury spa is estimated to open in the second quarter of 2007.

    In September 2006, we ceased operating a luxury Mandara spa at the One&Only Palmilla resort in Los Cabos, Mexico and received a payment from the resort operator for such early termination.

    In October 2006, Mandara Spa completed the build-out of, and began operating, a new luxury spa at the Wailea Marriott Resort and Spa on the island of Maui in Hawaii, that replaced the much smaller spa previously operated by us at that resort. We contributed to the build-out of this luxury spa.

    In December 2006, we completed the build-out of, and began operating a new luxury spa at the Musket Cove Island Resort in the Fiji Islands.

    In December 2006, we entered into an agreement to operate a new luxury spa at the Monarch Hotel in Dubai. This luxury spa is scheduled to open in May 2007.

    During 2006, we continued the build-out of a new luxury Elemis spa at the Loews Miami Beach Hotel in Florida. This new luxury spa is expected to open in April 2007.

    In January 2007, we entered into an agreement to operate a new luxury spa at the Ritz-Carlton Palm Beach Hotel in Florida. This luxury spa is scheduled to open in the second quarter of 2008.

    In February 2007, we commenced operating a luxury spa at the Presidente InterContinental Cozumel Resort and Spa in Mexico.

Our Resort Spas

As of February 28, 2007, we provided spa services at resorts in the following locations:

COUNTRY	NUMBER OF RESORT SPAS

United States(1)	10
Malaysia	9
Guam	6
Indonesia	6
French Polynesia	3
Maldives	3
Saipan	3
Bahamas	2
Fiji	2
Mexico	2
Palau	2
Aruba	1
Bahrain(2)	1
Greece(2)	1
Japan(2)	1
Kazakhstan(2)	1
Total	53

    Including Puerto Rico

    We provide limited services at these spas.

The resort spas we operate range in size from 2,000 square feet to 32,000 square feet.

In addition, we license the "Mandara" mark to RGR International, a Thailand-based hotel operator, which operates seven "Mandara" resort spas in Thailand and three "Mandara" resort spas in China (which we formerly joint ventured with that entity), and license the "Greenhouse" mark to the operator of a "Greenhouse" day spa in New York City and a "Greenhouse" destination spa near Dallas, Texas.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our resort spas generally require rent based on a percentage of our revenues. In addition, for some of our resort spas, we are required to pay a minimum annual rental amount whether or not such amount would be required to be paid under the percentage rent arrangement. In connection with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Aladdin, the Hilton Hawaiian Village Beach Resort and Spa, the Loews Miami Beach Hotel, the Mohegan Sun Resort, the Westin Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel and at certain other resorts, in order to obtain the agreements for these premises, we agreed to build out the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $15.6 million. We believe that in order to procure agreements for large spas at resorts in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those resorts at our expense. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of resort spa facilities. The terms of the agreements for our resort spas range, typically, from three to 15 years.

Similar to some of our cruise line agreements, certain of our resort spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2006, Steiner Leisure had guaranteed total minimum payments to resorts of approximately: $2.5 million in 2007, $2.2 million in 2008, $2.2 million in 2009, $2.0 million in 2010, $1.5 million in 2011, and $5.6 million in total thereafter.

Massage and Beauty Schools

We operate post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 14 campuses in a total of eight states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty, skin care and related areas. In April 2000, we acquired two post-secondary massage therapy schools (comprised of five campuses, including two which were subsequently closed), located in Maryland, Pennsylvania and Virginia. In October 2005, we began offering, at our Florida campuses, a bachelor of science degree program focusing on natural health and spa management. In April 2006, we acquired the assets of UCMT, which operates a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. The purchase price for the assets of UCMT was $28.0 million in cash, less cash on hand acquired.

As of February 28, 2007, there were a total of 3,443 students attending our schools.

Certain information with respect to our schools is set forth below.

School (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS, BS	ACCSCT/COMTA
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS, BS	ACCSCT/COMTA
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS, BS	ACCSCT/COMTA
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS, BS	ACCSCT/COMTA
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC	-	ACCSCT/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSCT/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC	AS	ACCSCT/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT	-	ACCET
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT	-	ACCET
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT	-	ACCET
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET

(1)
FCNH - Florida College of Natural Health
BSM - Baltimore School of Massage
VSM - Virginia School of Massage
UCMT - Utah College of Massage Therapy
NSMT - Nevada School of Massage Therapy
DSMT - Denver School of Massage Therapy

(2)
BS - Bachelor of Science Degree
AS - Associate of Science Degree
MT - Massage Therapy-Related Courses
SC - Skin Care-Related Courses

(3)
ACCSCT - Accrediting Commission of Career Schools and Colleges of Technology
OMTA - Commission on Massage Therapy Accreditation
ACCET - Accrediting Council for Continuing Education and Training

We seek to attract highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. Our schools engage in a broad variety of marketing activities to promote interest among potential students. Each of our campuses has an admissions office responsible for identifying individuals interested in enrolling at the campuses. Admissions representatives serve as the primary contacts for prospective students, providing information to help them make an informed enrollment decision and assist them with the completion of the enrollment process.

We are eligible to participate in student financial assistance programs under Title IV of the Higher Education Act of 1965 (the "HEA"), administered by the U.S. Department of Education (the "DOE") and a majority of our students receive one or more forms of assistance under those programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs.

For our students to participate in financial assistance programs under the HEA, among other things, we are required to maintain continuing approval by an accrediting agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Accrediting agencies must adopt specific standards in connection with their review of postsecondary educational institutions to be recognized by the DOE. All of our campuses are accredited by one or more accrediting agencies recognized by the DOE.

Graduates of these schools have the training to be employed in our spas and a few of these graduates have, in fact, become employed by us. They also have the potential to assist us in creating new channels for distribution of our Elemis product range.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. We provide services to our guests on a personal basis. We employ staff who are professional, attentive and able to continue our tradition of catering to the needs of individual guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Our resort spa and day spa staffs are recruited primarily from the regions where the facilities are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care and in the nature, benefits and proper use of our products, as well as in detailed protocols for the applications of our treatments. Our training emphasizes the importance of an individualized and therapeutic experience for our guests. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

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

Develop and Deliver High Quality Services and Products. We strive to create an engaging and therapeutic environment where guests can receive beauty and body treatments and hair styling of the highest quality. We conduct our own research and respond to the needs and requests of our guests and have developed many of the techniques and products used by our staff. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends, including through affiliation with recognized brands of products and services we believe would be of interest to our customers. Through our attentive and highly trained staff and our premium quality beauty and hair products, we provide our guests with what we believe is a richly rewarding experience that is a memorable highlight of a vacation or a relaxing interlude from the normal routine.

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our personnel individually inform our guests as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups and other events at the resorts we serve. In addition, we communicate with our current customer base through email, newsletters and other direct marketing. We also seek to expand our customer base through online advertising, public relations activities and communications through various advertising media.

In recent years we have sold certain of our products to be used by cruise lines and hotels for in-cabin, or in-room, amenities give-aways. We believe that this activity assists us in the marketing of our products.

To generate interest among potential students for our schools, we engage a broad range of marketing media, including the Internet, direct mail, referrals and print and broadcast outlets.

Maintain Close Relationships with the Cruise Lines. We have developed strong relationships with the cruise lines as a result of the quality of our services and our staff, which has helped to generate significant revenues for the cruise lines and a high level of customer satisfaction with our services. These relationships are important to our future growth and we believe that our prior positive performance has assisted us to obtain renewals of almost all of our cruise line agreements that have expired since 1990.

Develop Recognizable Brands. We believe we have developed positive name recognition with "Mandara," "Elemis" and "Greenhouse" for resort spas, day spas, and shipboard spas, and "Elemis" and "La Therapie" for high quality beauty products. We also believe that the resort spas, day spas and schools we operate also have positive brand name recognition. In addition, have helped to develop and promote customized brands for the cruise lines we serve and we seek to continue to do so for the cruise lines as well as for operators of resorts at which we provide our services. We believe that by creating these brands for cruise lines and resorts, we can not only better promote our services and products, but also strengthen our relationships with those entities.

Develop High Quality Educational Programs and Emphasize Student Placement.  We believe that the spa employment market requires highly trained spa professionals.  We continually refine, adapt and develop courses to improve the quality and portfolio of our educational programs to provide the skills required by prospective employers.  In addition, we focus on our student placement rates, as we believe that high placement rates enhance a school's reputation and the marketability of its programs and are indicative of the underlying program quality.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 28, 2007, we commenced serving 87 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our resort spas could help our growth by encouraging the operators of those resorts to have us provide services at new resorts that they may open or acquire in the future.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 17.0% from 2000 through 2006. Steiner Leisure's products are sold primarily to our spa guests and through third party, land-based retail and wholesale channels. Our products are also offered through mail order through Internet web sites, including our site, www.timetospa.com and by telephone. We have increased our retail product sales through enhanced training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order customers. In addition, during 2005 and 2006, we began selling Elemis products at a number of locations of four well known department store chains in the United States, England, Scotland and Ireland. We intend to seek additional department store venues for our Elemis products, although we can not assure you that we will be successful in securing additional venues.

We believe that there is a significant opportunity to increase our retail product sales from the growth in our customer base resulting from our land-based spa operations as well as through other distribution channels in the United States, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

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

Consider Strategic Transactions. We will consider strategic acquisitions of businesses which are compatible with our operations and will also consider strategic alliances or other strategic transactions that management believes would be beneficial to us. For example, in April 2006, we purchased the assets of UCMT, which operates a post-secondary massage and beauty school with a total of seven campuses in the western United States.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We have often assisted cruise lines with the planning and design of spa facilities on new ships. We believe that our participation in the design of facilities has resulted in improved quality of service and increased revenues to us and the cruise lines. Through the remainder of 2007, we are scheduled to begin serving an additional five ships with large spa facilities.

Adding New Services and Products. We regularly consider expanding the menu of services and products we offer to our shipboard and land-based customers. Among other things, in recent years, we have introduced Elemis products intended to reduce the effects of aging on skin, an Elemis "time for men" product range, shipboard men's barber and grooming services, our "Generation YSPA" program aimed at attracting teen customers, teeth whitening services at some of our shipboard and land-based spas and acupuncture at some of our shipboard spas and at one of our day spas.

Our Spa Services

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

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy and hydrotherapy treatments. We also offer acupuncture on a number of our ships and at one of our day spas. On ships, the number of private treatment rooms available for these services ranges from one to 21, depending on the size of the ship. The number of our staff providing these services on a ship ranges from two to 31. At our resort spas the number of treatment rooms varies from two to 40 and the number of our staff providing services varies from three to approximately 150.

Beauty and Hair. At all of our facilities we offer a broad variety of beauty treatments. At all of our shipboard spas and certain of our resort spas we operate hair styling salons which provide services to women, men and children and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to 12 hair styling stations as well as stations for manicures and pedicures. We staff each facility with one to seven employees performing hair, nail and beauty services. We also offer barber services for men, including in a dedicated "barber shop" on one vessel.

Shipboard Spas. Cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 28, 2007, 92 of the ships that we served had large spa facilities. We expect to serve an additional five new ships with large spa facilities that are anticipated to begin service later in 2007. These spas provide enlarged fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spa environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our largest cruise line customers will include large spas. In 2006, our average weekly revenues on ships with large spas was approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 28, 2007, we operated fitness facilities on 116 of the ships we serve and at 15 of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, we provide from one to three fitness instructors, depending on ship size. At certain of our resort spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but generally requires fees at our resort spas.

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

Products

Steiner Leisure sells high quality personal care products for men and women. We offer our products worldwide through our spas, as well as through salons, retail stores and other third party retail and wholesale outlets.

Among other things, in 2005, we began selling our premium quality Elemis products in dedicated areas in the cosmetics sections of four well known department store chains in the United States, England, Scotland and Ireland, and in 2006 we added to the number of those stores where Elemis is sold. We intend to seek additional department store venues for our Elemis products, although we can not assure you that we will be successful in opening additional venues.

We also sell products through mail order and our web sites at www.timetospa.com and www.elemis.com. The beauty products offered include aromatherapy oils as well as cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories. Hair care products offered include shampoos, conditioners and related products. Most of the products sold by us are from our Elemis and La Therapie product lines and the "Steiner" hair care line. Steiner Leisure sells a variety of Elemis skin care products made primarily from premium quality natural ingredients and a variety of premium quality La Therapie skin care products. Almost all of the raw materials for Elemis and La Therapie products are sourced from a premier French manufacturer. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Blending, packaging and distribution of our Elemis and La Therapie products are conducted at our facilities in Bridgewater, England.

We train our spa employees, as well as the students participating in our schools' skin care programs, in the use of our Elemis and La Therapie products.

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

Marketing and Promotion

We promote our services and products to cruise passengers and resort guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, vessel newsletters, tours of our facilities, and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures and order forms describing our services and products to cruise passenger cabins and guest resort rooms at the resorts where we operate. In addition, we engage in cross promotion activities with other vessel concessionaries. In 2006, we initiated a dedicated sales desk to facilitate pre-cruise spa booking and disseminate spa information for charters and other groups of cruise passengers.

We market our resort spas through various channels at the resorts we serve. These channels include video messages, displays and advertisements in guestrooms and guest service directories, referrals from resort guest contact personnel, distribution of marketing materials through guest contact channels, advance sales to group meeting planners and attendees, signage, lobby displays, resort newsletters and resort web sites. In addition, employees cross-market other services and products offered by us to their guests. As part of our marketing efforts, we provide incentives to our employees to maximize sales of our services and products and instruct employees in cross-marketing among our network of spas and other distribution channels. We also market our resort spas and day spas through public relations activities aimed at television and other media coverage and through local radio advertising. We communicate promotions and promotional events through our www.elemis.com and www.timetospa.com web sites. We also offer gift certificates and other pre-use purchases.

We benefit from advertising by the cruise lines and resorts we serve, and, increasingly, cruise lines and resorts are featuring their spa facilities and our services as part of their advertising campaigns.

We believe that our Elemis luxury day spa in London, England, has helped our Elemis product distribution in the United Kingdom as a result of the name recognition gained from that spa and the opportunity it has provided us to demonstrate the application of our products. We believe that our Elemis luxury day spa in Coral Gables, Florida may be able to similarly assist our Elemis product distribution efforts in the United States, while also exposing the Elemis brand's attributes to potential cruise line and resort spa customers of ours.

We believe prospective students are attracted to our schools due to their reputations and program offerings. To generate interest among potential students, we engage in a broad range of marketing techniques, including through Internet marketing, direct mail, referrals and print and broadcast outlets.

Competition

We are a worldwide provider of spa services. Both our shipboard and land-based services and products face competition.

On cruise ships we compete with passenger activity alternatives and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger dollars. One of our cruise line customers, during 2003 and 2004, provided shipboard services and products similar to those we provide with its own personnel on two of its ships (we began serving these ships in 2005). Another cruise line we serve has engaged the services of third party spa services providers on two of its ships. One or more additional cruise lines could elect to provide these services and products themselves or through other third party providers in the future. There are currently several other entities offering services to the cruise industry similar to those provided by us, including Harding Brothers, Canyon Ranch and others.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of these resorts also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our resort spas also compete with spas at locations in the vicinities of our spas, as well as with other beauty, relaxation and other therapeutic alternatives that compete for consumer dollars. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests in the respective markets we serve. In addition, we also compete with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas operated by us. In addition, a number of these spa operators may have greater resources than we do. There are a number of competitors in the resort spa market including, among others, Canyon Ranch, Golden Door and Spa Chakra. In addition, some resort operators provide spa services themselves, including the two resorts in each of Bali, Indonesia and the Maldives, where we ceased operating spas after the expiration of our agreements in 2006.

The post-secondary education market is highly competitive. Our schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. A number of our competitors have, in recent years, modified their course offerings to now offer, or are contemplating offering, programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Florida National School of Technology, Cortiva Institute and Keiser College.

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

The operating results of some our schools fluctuate on a quarterly basis, primarily as a result of changes in student enrollment. For those schools, we typically experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new students begins classes. As a result, total student enrollment and revenue for those schools are typically highest in the fourth quarter and lowest in the second quarter. Our product sales are strongest in the fourth quarter as a result of the December holiday shopping period. Operating costs do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

We anticipate that these seasonal trends will continue.

Trademarks

We hold or control numerous trademarks, both in the United States and in several foreign countries. The most recognized trademarks are for Mandara, Elemis and The Greenhouse. We believe that the use of these trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means.

We license "Mandara" for use by luxury resort spas in certain Asian countries and we license the "Greenhouse" mark for use by a luxury day spa in New York City and a luxury destination spa near Dallas, Texas. Registrations for the "Steiner," "Mandara," and "Elemis" trademarks have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in countries in North America, Asia and Europe. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending.

From time to time we seek to use new marks to identify our services and products. At times, marks that we have sought to use because we believed they would help promote our business have not been available for our use. We cannot assure you that marks that would be helpful to the growth of our business will be available to us in the future when we seek to use them.

Regulation

Spa Services and Products. The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to vessel structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have cruise line agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry. New regulations were adopted in 2005 applicable to ships whose keels are laid after January 1, 2009, which could increase the costs of new ship construction. In addition, many of the cruise ships we serve call on U.S. ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on three U.S.-based ships, which are subject to U.S. law) and land-based staff.

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. In particular, to the extent that the packaging or promotional materials for our products are deemed to be making claims of medical efficacy, this could result in closer scrutiny by regulatory authorities. If government regulators were to determine that any of our products were being sold through exaggerated claims of medical efficacy, among other things, sales of such products in the United States could be barred. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulations under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union designed to protect consumers or the environment, could adversely affect or increase the cost of advertising, marketing and packaging our products.

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

Schools. Our massage and beauty schools are subject to extensive regulation by federal and state authorities. A primary reason for this is that our students participate in financial aid programs administered by governmental agencies. Among others, our operations are subject to the requirements of the HEA and the regulations promulgated thereunder by the DOE. Our schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or other sanctions. Because a majority of our students pay their tuition with financial assistance from these programs, our continued eligibility to participate in these programs is critical to the success of our schools.

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

Other bases for prohibitions or limitations to be imposed on a school's eligibility for participation in HEA financial assistance programs include student loan default rates over specified limits, failure to comply with general standards of financial responsibility prescribed by the DOE, late student refund payments over specified levels and deriving more than 90% of a school's revenue as defined under applicable DOE regulations, in any fiscal year from Title IV funding.

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

Under applicable regulations, there are three financial ratios for an institution to qualify for the Title IV Financial Assistance Program, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV programs.

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

Employees

As of February 28, 2007, Steiner Leisure had a total of 4,343 employees. Of that number, 3,272 worked in spa operations, 51 were involved in the recruiting and training of spa personnel, 203 were involved in teaching at our massage and beauty schools, 162 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 655 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with terms generally of eight months. Depending on the size of the vessel and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive a commission based on the volume of revenue generated by their staff. Employees at our resort spas and day spas generally are employed without contracts, on an at-will basis. Our resort spa and day spa therapists are generally paid on a commission basis. Resort spa and day spa managers receive a salary, plus bonuses, if applicable, based on various criteria. We are in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club resorts in the Bahamas becoming subject to a collective bargaining agreement. None of our other employees currently are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	64	Chairman of the Board
Leonard I. Fluxman	48	President and Chief Executive Officer and a Director
Robert C. Boehm	52	Senior Vice President and General Counsel
Glenn J. Fusfield	44	Chief Operating Officer
Sean C. Harrington	40	Managing Director of Elemis Limited
James L. Howard	58	Chief Operating Officer of Steiner Education Group, Inc.
Stephen B. Lazarus	43	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	50	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	56	Senior Vice President of Resort Operations of Mandara Spa LLC
Robert Schaverien	42	Managing Director of Steiner Training Limited

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

Robert C. Boehm has served as our Senior Vice President and General Counsel since September 2002. From May 1999 until joining us, he was a shareholder with the Miami office of Akerman Senterfitt, a Florida-based law firm. From May 1995 until May 1999, Mr. Boehm was a partner in the Miami and Washington, D.C. offices of Kelly, Drye and Warren LLP, a New York-based law firm. Prior to joining Kelly, Drye, among other things, Mr. Boehm was a partner and associate in law firms in Washington, D.C. and Miami and served as an enforcement attorney with the Securities and Exchange Commission.

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

James L. Howard has served as Chief Operating Officer of our Steiner Education Group, Inc. subsidiary, which operates our massage and beauty schools, since November 2006. From July 2003 until joining us, he was the Vice President and Managing Director for Career Education Corporation, a for-profit, postsecondary education provider (a "For-Profit Education Provider"). From June 2000 through July 2003, Mr. Howard served as President of Sanford Brown College, a For-Profit Education Provider with operations in Missouri and Illinois. From September 1994 until May 2000, Mr. Howard served as Vice President of City College, a Florida-based For-Profit Education Provider. Prior to that, Mr. Howard worked in various other education administration positions for more than 20 years.

Stephen B. Lazarus has served as our Executive Vice President and Chief Financial Officer since August 2006. From July 2003 through July 2006, he served as our Senior Vice President and Chief Financial Officer. From October 1999 until joining us, he was Division Vice President and Chief Financial Officer for Rayovac Corporation's Latin America Division. From September 1998 through September 1999, Mr. Lazarus was Director, Financial Planning and Analysis for Guinness, a division of Diageo. Prior to that Mr. Lazarus was with Duracell, Inc. (later a subsidiary of The Gillette Company) from February 1990 until April 1998, where he held finance and business positions of increasing responsibility. From February 1988 to January 1990, Mr. Lazarus was employed by Ernst & Young as a senior auditor.

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

Bruce M. Pine has served as Senior Vice President of Resort Operations of our Mandara Spa LLC subsidiary since January 2006, in which capacity Mr. Pine oversees our Mandara and other resort spas in the United States, the Caribbean, the Pacific and Mexico. Mr. Pine served as Vice President of Hotel Operations for the Mohegan Sun Hotel and Casino in Uncasville, Connecticut (where we operate a luxury spa) from November 2001 until January 2006. From April 1998 until April 2001, Mr. Pine worked for Hotel Information Systems, a hospitality software solution provider based in Irvine, California, in various capacities, including Vice President of Worldwide Sales. From October 1996 until April 1998 he served as Vice President, Hotel Operations (the senior operations officer) for Hospitality International, a hotel management company. From November 1994 until October 1996, Mr. Pine served as General Manager of the Warwick Hotel in New York City and from July 1993 until November 1994 he served as General Manager of the Dorset Hotel in New York City. From November 1990 until July 1993, he served as Director of Hotel Operations for Trump Plaza Hotel and Casino in Atlantic City, New Jersey.  Prior to that time, Mr. Pine worked for more than 20 years in various capacities in the hotel industry in New York City and other locations.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating us and our business. These important factors, among others, could cause our actual results to differ from our expected or historical results.

We Depend on Our Agreements with Cruise Lines and Resorts; if These Agreements Terminate, Our Business would be Harmed

Our revenues are generated principally from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to five years with an average remaining term per ship of approximately two years as of February 28, 2007. As of that date, cruise line agreements that expire within one year covered 14 of the 126 ships served by us. These 14 ships accounted for approximately 4.8% of our 2006 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and resorts increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a vessel from the cruise trade, the sale or lease of a vessel or our failure to achieve specified passenger service standards. As of February 28, 2007, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to seven ships, we are operating without written agreements. These ten ships (which are included in the 14 ships referenced above) accounted for approximately 3.3% of our revenues in the year ended December 31, 2006. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our resort spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

We Depend on the Cruise Industry and Their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. Ships we serve are primarily marketed to North American consumers. According to CLIA, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 6.9 million passengers in 2001 to approximately 10.2 million passengers in 2006. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

The cruise industry is subject to significant risks that could affect our results of operations. Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and possible increases in fuel costs could materially adversely impact the cruise industry and our results of operations and financial condition. For example, in the summer of 2005, in response to the dislocations caused by Hurricane Katrina in the Gulf Coast of the United States, Carnival Cruise Lines withdrew three ships that we served from service for use in hurricane relief efforts. Hurricane Wilma, in 2005, caused the temporary closing of cruise ports in South Florida and destroyed a cruise pier facility in Cozumel, Mexico. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, the epidemics affecting global regions could also adversely affect cruise ship travel. In 2005, a piracy attack and passenger disappearances brought adverse publicity to the cruise industry. In 2006, fatalities occurred from a cruise line's shore excursion bus accident and a fire on a cruise ship. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our financial condition and results of operations.

The cruise lines' capacity has grown in recent years and is expected to continue to grow over the next few years as new ships are introduced. In other to utilize the new capacity, the cruise industry will likely need to increase its share of the overall vacation market. In order to increase that market share, cruise lines may be required to offer discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products.

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

Demand for cruises is also likely to continue to be increasingly dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as resort hotels and sightseeing vacations. Economic changes that reduce disposable income or consumer confidence in the countries from which our cruise line customers source their passengers may affect demand for vacations, including cruise vacations, which are discretionary purchases. A majority of the cruise passengers we serve reside in North America. An economic downturn in North America, such as was experienced a few years ago, as well as future periods of general economic recession, could have a material adverse effect on the cruise industry and could also have a material adverse effect on our business, results of operations and financial condition.

Cruise ships have increasingly had itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected.

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. In 2005, a cruise ship which we serve experienced an attempted piracy attack off the coast of Africa and hostile environments exist in various parts of the world where cruise ships we serve operate. In addition, our resort spa operations in Asia have been adversely affected by the terrorist bombings in Bali, Indonesia in October 2002 and October 2005, the hotel bombing in Jakarta, Indonesia in August 2003 and the 2006 coup in the Fiji Islands. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or resort vacations. Weaker cruise industry and resort performance could have a material adverse effect on our business, results of operations and financial condition.

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in the past few years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2006, 2005 and 2004, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar cruise lines): 33.7%, 34.9% and 32.4% and Royal Caribbean (including Royal Caribbean and Celebrity cruise lines): 20.8%, 22.7% and 23.9%. These companies also accounted for 98 of the 126 ships served by us as of February 28, 2007. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

We are obligated to make minimum payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements we enter into. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2006, these payments are required by cruise line agreements covering a total of 24 ships served by us.

As of December 31, 2006, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum passenger per diems applicable to certain ships served by us) of approximately: $32.5 million in 2007, $33.1 million in 2008, $24.8 million in 2009 and $12.8 million in 2010. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. These payments could significantly increase the minimum payments above. In general, Steiner Leisure has experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2006, we guaranteed total minimum payments to resorts of approximately: $2.5 million in 2007, $2.2 million in 2008, $2.2 million in 2009, $2.0 million in 2010, $1.5 million in 2011 and $5.6 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Resorts We Serve

Our revenues from our shipboard guests and guests at our resort spas can only be generated if the ships and resorts we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, the Aladdin Resort and Casino, where we operate a luxury spa, filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. However, we cannot assure you of the continued viability of any of the resorts (including our ability to protect our investments in build-outs of resort spa facilities) or cruise lines that we serve. To the extent that cruise lines or resorts that we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially adversely affected.

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

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, Glenn J. Fusfield, Chief Operating Officer and Stephen Lazarus, Executive Vice President and Chief Financial Officer. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. We have key person life insurance policies with respect to Messrs. Fluxman and Fusfield but not Mr. Warshaw or any of our other executive officers.

Our continued success is also dependent on our ability to recruit and retain personnel qualified to perform our spa services. Shipboard employees typically are employed pursuant to agreements with terms of eight months. Our resort spa and day spa employees are generally employed without contracts, on an at-will basis. Other providers of shipboard spa services have been competing with us for shipboard personnel. We also compete with spas and other employers for resort spa and day spa personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite training and skills necessary for our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products could have a material adverse effect on our business, results of operations and financial condition. In addition, in the aftermath of the terrorist attacks of September 11, 2001, the immigration approval process in the United States proceeds at a slower pace than previously had been the case. Since many of our shipboard employees are not U.S. citizens, this slower pace could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

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

Possible Adverse Changes in U.S. or Foreign Tax Laws Could Increase our Taxes

Background

Steiner Leisure is a Bahamas international business company ("IBC") that, directly or indirectly, owns, among other entities: Steiner Transocean Limited, our principal subsidiary and a Bahamas IBC that conducts our shipboard operations outside U.S. waters (which constitutes most of our shipboard activities), and Steiner Management Services LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from Steiner Transocean and other subsidiaries ("Management Services").

We also own, directly or indirectly, the shares of additional subsidiaries in the United States, the United Kingdom and other taxable jurisdictions as well as subsidiaries in jurisdictions in which the subsidiaries are not subject to tax.

Steiner Leisure and Bahamas IBC subsidiaries are not subject to Bahamas or other income tax, except as set forth below. Our United States subsidiaries are subject to U.S. income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, would be subject to a 30% U.S. withholding tax. We believe that none of our other income will be effectively connected with the conduct of a trade or business in the United States and, accordingly, that our remaining income will not be subject to United States federal income tax.

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation can also be subject to a branch profits tax of 30% imposed on its after tax earnings that are so effectively connected. We believe that Steiner Transocean's shipboard income will be foreign-source income, not effectively connected to a business it conducts in the United States. This belief is based on the following factors:

  almost all of our shipboard spa and salon services are being performed outside the United States and its possessions and their respective territorial waters (a small percentage of our shipboard-related services is performed in U.S. territorial waters and the income therefrom is allocated to one of our U.S. subsidiaries;

  passage of title and transfer of ownership of all beauty products sold by Steiner Transocean takes place outside the United States and there is no U.S. office which materially participates in the sale; and

  the activities performed on behalf of Steiner Transocean in the United States are not a material factor in generating income for Steiner Transocean.

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

Under new United States Internal Revenue Service ("IRS") regulations, which create new tests under the existing law for our shipboard income being subject to U.S. federal income tax, after December 31, 2006, all or a portion of Steiner Transocean's income could be subject to U.S. federal income tax at a rate of up to 35%:

  to the extent the income from Steiner Transocean's shipboard services is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the U.S., its possessions or territorial waters;

  to the extent the income from Steiner Transocean's sale of beauty products for use, consumption, or disposition in international waters, is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the U.S., its possessions or territorial waters; or

  to the extent that passage of title or transfer of ownership of products and sold by Steiner Transocean for use, consumption or disposition outside international waters, takes place in the U.S. or a U.S. office materially participates in such sales.

If Steiner Transocean is a controlled foreign corporation ("CFC"), any shipboard income will be considered income from sources within the United States and will be subject to U.S. federal income tax unless such income is attributable to functions performed, resources employed or risks assumed in a foreign country or countries.

A CFC is any foreign corporation if more than 50% of the (i) total combined voting power of all classes of stock entitled to vote; or (ii) the total value of the stock of such corporation is owned or considered as owned by "U.S. shareholders" on any day during the taxable year of such corporation. A U.S. shareholder means a "U.S. person" who owns or is considered to own ten percent or more of the total combined voting power of the stock entitled to vote of such corporation. A "U.S. person" is a citizen or resident of the U.S., a domestic partnership, a domestic corporation, any domestic estate and a trust over which a U.S. court is able to exercise administrative supervision and over which one or more U.S. persons have authority to control all substantial decisions. We believe that Steiner Transocean is not a CFC.

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

Some of our other United Kingdom, Bahamas and United States subsidiaries provide goods and/or services to us and certain of our other subsidiaries. The United Kingdom Inland Revenue, or United States Internal Revenue Service authorities, may assert that some or all of these transactions do not contain arm's length terms. In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the U.K. or U.S. tax on us. This reallocation also could result in the imposition of interest and penalties.

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In 2006, we paid tax at an aggregate rate of 4.7% on its income. This was affected by the recording of a deferred tax benefit of $2.3 million to decrease the valuation allowance in 2006. See Note 9 in the Consolidated Financial Statements. Our land-based operations have significantly increased, including with the acquisition of UCMT in 2006, and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities), which would result in an increase in the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to tax. In addition, such amount of income subject to tax will continue to increase to the extent our land-based income continues to increase relative to our shipboard income.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One cruise line we serve has engaged the services of third party spa providers for two of its ships. Additional cruise lines could take similar actions in the future. In addition, there are several other entities offering services in the cruise industry similar to those provided by us and we cannot assure you that we will be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

Many of the resorts that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of these resorts also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our resort spas also compete with other spas in their vicinities, as well as with other beauty, relaxation or other therapeutic alternatives. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide in our respective markets. In addition, we also compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than day spas operated by us. In addition, a number of these spa operators may have greater resources than we do. In addition, some resort operators provide spa services themselves.

The post-secondary education market is highly competitive. Our post-secondary massage and beauty schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. Lower tuition by our competitors could limit our ability to increase or maintain student enrollment if we increase our tuition charges. A number of our competitors' schools are now offering or contemplating offering programs similar to ours. This will increase the competition for students.

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

Risks of Non-U.S. Operations

A total of six of our resort spa operations are located in Indonesia. The Indonesian island of Bali, where we have a number of resort spas, was the site of terrorist attacks in October 2002 and October 2005. Jakarta, the Indonesian capital, was the site of a hotel bombing in August 2003. Those attacks adversely affected our revenues in that region from 2002 through 2006 and we believe that any growth we experience in Asia in the future (as to which we cannot assure you) would come in countries other than Indonesia. In addition, countries where we currently or may in the future operate spas have in the past, and may in the future, experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate our spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

Severe Weather Can Disrupt Our Spa Operations

We operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations that are subject to severe weather conditions, including hurricanes and other destructive storms. In the fourth quarter of 2002, Guam, where we operate several resort spas, was hit by a significant typhoon. That typhoon resulted in damage to our properties and the closing of the resorts in which they were located, causing us to suffer a loss of revenues. As a result of the powerful Tsunami that struck Asia in December 2004, most of our operations in the Maldives were damaged. Two of our spas there continue to be closed, and our operation of a third spa was terminated by the resort after being closed for a year. We cannot assure you as to when any of these closed operations will reopen, if at all. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations, including Florida, the Caribbean and the Gulf of Mexico, could materially adversely affect our business, results of operations and financial condition.

Risk of Early Termination of Resort Spa Agreements

A number of our resort spa agreements provide that landlords may terminate the agreement provided that we receive certain compensation with respect to our build-out expenses and earnings lost as a result of such termination. In 2006, our agreement to operate the spa at the One&Only Palmilla Resort in Los Cabos, Mexico was terminated by the resort owner and we received a termination payment. While we always attempt to negotiate the best deal we can in this regard, we cannot assure you that any amounts we would receive in connection with such termination accurately reflects the economic value of the assets that we would be leaving behind as a result of such termination. In addition, under certain circumstances, such as the bankruptcy of a resort, in the event of termination of an agreement with a resort spa, even if we have a provision in our agreement providing for a termination payment, we could receive no compensation with respect to build-out expenditures that we have incurred.

We also attempt to obtain terms in our resort spa agreements that protect us in the event that the resort operator's lender forecloses and takes over the property in question. However, we cannot always obtain such protective "non-disturbance" terms. In the event that the lender to a resort spa operator under an agreement where no such non-disturbance term is included forecloses on that property, our agreement could be terminated prior to the expiration of its term. In such case, in addition to the loss of income from that spa, we could lose the value of the investment we made to build out that facility.

Our resort spa agreements (similar to our cruise line agreements) may also be terminated under certain circumstances by a resort spa owner in the event that we default under the terms of these agreements. In connection with our lease to operate a luxury spa at the Mohegan Resort and Casino in Uncasville, Connecticut, we have received notice that we are in default under certain provisions of our agreement. The default relates primarily to needed repairs and upgrades at our spa. We have been working with management at that resort to cure this default and resort management has agreed that its personnel will undertake some of the needed repair work. We believe that the default will be remedied and our lease will continue according to its terms. However, because the cure has not yet been completed, we cannot provide any assurance with respect to this matter other than our belief as stated above.

The Success of Our Resort Spas Depends on the Resort Hotel Industry

Our resort spa operations are conducted at 53 resorts located in a total number of 16 countries and territories. We are dependent on the resort hotel industry for the success of our resort spas. To the extent that consumers do not choose to stay at resorts where we operate spas, as to which we have no control, our business, financial condition and results of operations could be materially adversely affected. The resort hotel industry is subject to risks that are similar to those of the cruise industry, including the following risks:

  changes in the national, regional and local economic and political climate (including major national or international terrorist attacks armed hostilities or other significant adverse events, local conditions, including an oversupply of hotel properties, or a reduction in demand for hotel rooms;

  the attractiveness of the hotels to consumers and competition from comparable hotels in terms of, among other things, accessibility and cost;

  the outbreak of illnesses, or the perceived risk of such outbreaks, in locations where we operate resort spas;

  weather conditions, including the destructive Tsunami in December 2004 that severely damaged areas in several Asian countries and damaged most of our facilities in the Maldives;

  possible labor unrest or changes in economics based on collective bargaining activities; we are in negotiations with respect to our non-management employees in the Bahamas becoming subject to a collective bargaining agreement;

  changes in ownership of the resorts we serve;

  changes in room rates at the resorts we serve;

  the viability of resorts we serve;

  increasing conversion of guest rooms at resorts to condominium units and the decrease in spa usage that often accompanies such conversions, and the related risk that condominium resorts are less likely to be suitable venues for our resort spas;

  reductions in resort occupancy resulting from major renovations, damage or other causes (the Aladdin Resort is undergoing a major renovation which has adversely affected the results of operations of our spa at that resort);

  the maintenance of the resorts we serve and changes in popular travel patterns;

  acquisition by hotel chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers; and

  elimination of, or reduction in, airline service to locations where we operate resort spas, which would result in fewer guests at those resorts; for example, in 2005, one airline ceased flights from Japan to Saipan (where we operate three spas), significantly reducing the number of visitors to that island.

To the extent that there are adverse changes in the foregoing conditions, this could materially adversely affect our business, results of operations and financial conditions. In addition, we have been required to expend funds on the build-outs of certain of our shipboard spas.

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

Among other parts of our business plan, we consider various land-based resort spa opportunities. We have been required, in connection with a number of our resort spa agreements, to incur the cost of the resort-spa build-out of the spa facilities in amounts up to approximately $15.6 million. Any spas we might wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We may also seek acquisitions or other opportunities to grow our business which would require us to expend funds, possibly significant amounts, such as our acquisition of UCMT in 2006. We are subject to restrictions on capital expenditures under our credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to be able to take advantage of all otherwise favorable opportunities to operate resort spas or effectuate other potentially favorable transactions. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out and Opening of Our Resort Spas

In connection with new resort spas that we may seek to operate in the future, we may wish, or be required, to build-out the spa's facilities at our own expense. The cost to build out resort spa facilities has ranged from relatively small amounts (for small spas in the Pacific and Asia) to approximately $15.6 million. Such build-outs involve risks to us, including the following:

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

  If the resort owner files for bankruptcy or otherwise has financial problems prior to the opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, the operator of the Aladdin Resort and Casino, where we lease facilities and operate a luxury spa, filed for protection under Chapter 11 of the Bankruptcy Code. While that resort has been sold to a new owner and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a resort could have a material adverse affect on our operations at that resort.

  In addition, openings of new resort spas may be delayed for reasons not related to build-outs. Among other things, adverse weather conditions, adverse local economic or political conditions, hostility in the region, unavailability of labor or outbreaks of illnesses could delay commencement of our operations at resort spas.

Non-Regulatory Risks Relating to Our Schools

Risks Related to UCMT Acquisition

In April 2006, we acquired the assets of UCMT. UCMT offers similar massage programs to those offered by our other post-secondary massage therapy schools that we currently operate, and we are currently working to integrate UCMT's operations with those of our previously acquired schools. The integration of UCMT with our other school operations is ongoing, but we cannot assure you that we will be able to successfully integrate the new schools into our existing schools business. Any failure to integrate those schools could materially adversely affect our ability to achieve any cost savings or other benefits of operating a larger group of schools and could become a distraction to our management.

Risks Related to Quality of Training

Prospective employers of graduates of our schools require new employees to have training reflecting the latest methods for performing the services involved. If our training is unable to keep pace with the constantly changing demands of consumers in the spa and beauty services areas, this could adversely affect the ability of our students to find employment after completing their training with us, which could, in turn, have an adverse affect on our ability to attract students.

Risks Related to Student Enrollment and Retention and Faculty Retention

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

High Interest Rates Could Adversely Affect Our Ability to Attract and Retain Students.

Increases in interest rates result in a corresponding increase in the cost to our existing and prospective students of financing their education. This could result in a reduction in the number of students attending our schools and could adversely affect our results of operations, financial condition and cash flows. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of loans. Higher default rates may, in turn, adversely impact the eligibility of a school to participate in Title IV programs and/or the willingness of private lenders to make private loan programs available to students who attend certain schools, which could result in a reduction in the number of students attending those schools. Currently, only a small amount of the financing that our students receive is tied to interest rates that vary with prevailing interest rates. If the amount of floating interest rate-related financial aid received by our students increases significantly, then the aforementioned risk would increase for us.

Risks Related to Weather

Four of our campuses are located in Florida, which experienced severe hurricanes in 2004 and 2005. Those hurricanes caused businesses in that state, including some of our campuses, to close for varying periods of time. A total of four of our UCMT campuses are located in Colorado and Utah, which periodically experience heavy snow conditions. In 2006, we closed two campuses of UCMT for several days due to severe snow conditions. Our schools in Pennsylvania, Maryland and Virginia also could be subject to closing for weather-related reasons. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools, some of our campuses could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools. Prolonged closings of our schools due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students.

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

Products

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. In particular, to the extent that the packaging or promotional materials for our products are deemed to be making claims of medical efficacy, this could result in closer scrutiny by regulatory authorities. If government regulators were to determine that any of our products were being sold through exaggerated claims of medical efficacy, among other things, sales of such products in the United States could be barred. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union, designed to protect consumers or the environment, could increase the cost of, or otherwise materially adversely affect, the advertising, manufacturing and packaging of our products.

Resort Spas and Day Spas

Our resort spa and day spa operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for employees at our resort spas and day spas.

Schools

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of the HEA administered by the DOE. For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate state agencies, accreditations by an accrediting agency authorized by the DOE and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of additional schools, addition of new educational programs, and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

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

To participate in federal student financial aid programs under the HEA, schools must meet general standards of financial responsibility and either meet specific numeric measures of financial responsibility prescribed by the DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. While currently none of our schools is required to post such DOE letter of credit or accept such other conditions, if our schools fail to satisfy the applicable standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in federal student financial aid programs, could adversely affect the results of operations of our schools.

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

The operation of our schools is required to be authorized by applicable agencies of the states in which they are located. These authorizations vary from state to state but, generally, require schools to meet tests relating to financial matters, administrative capabilities, educational criteria, the rates at which students complete their programs and the rates at which students are placed into employment.

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

In recent years, the operations of a number of companies in the for-profit post-secondary education industry were subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing resulted in investigations by federal and state law enforcement agencies and others. These allegations, reviews and investigations of other companies and the accompanying adverse publicity could have a negative impact on the post-secondary education industry as a whole, and our schools' business.

Our growth strategy with respect to our schools includes consideration of acquisitions that we believe would be beneficial to us, such as our 2006 acquisition of UCMT. Any proposed acquisition of an institution that participates in federal student financial aid programs requires that we seek approval from the DOE and applicable state agencies and accrediting authorities. A change of ownership or control of an institution under the DOE standards can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. If we are unable to obtain approvals from state agencies, accrediting agencies or the DOE for any institution we propose to acquire, the acquired schools would not be permitted to participate in federal student financial aid programs. Such failure could have a material adverse effect on the schools to be acquired and on our schools in general.

In addition, if we open new schools or branch campuses of our existing schools or offer new programs before these new locations or program offerings are approved by the DOE, our students at those schools or campuses, or in those programs, would not be eligible for Title IV financing. State and accrediting regulators approval is also needed for such new operations.

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

The accreditation of UCMT by ACCET is necessary for our students and prospective students to be eligible for Title IV financing. In addition, for students in a particular program at our schools to be eligible for Title IV financing, that program also must be approved by ACCET. In order to maintain accreditation through ACCET, our schools must meet certain criteria designed to ensure that the schools deliver quality educational programs to students. One of these criteria (the "Completion Standard") for such approval relates to the percentage of students enrolled in a program who complete that program (the "Completion Criteria").

In connection with UCMT's current application for renewal of its accreditation, ACCET determined that UCMT's programs at certain of its campuses did not meet the Completion Standard for the required reporting period. As a result, ACCET issued a programmatic show cause directive (the "Show Cause") for one of its programs (which requires an institution to demonstrate why approval to offer a specific program should not be withdrawn) and elected to continue the deferral of consideration of the institution's application for renewal of accreditation and directed the institution in the interim to substantiate steps taken to address the issue. The deferral of accreditation is intended to allow for an opportunity to clarify and resolve the areas of concern. However, UCMT may not introduce new programs or new locations or make any major program revisions during the term of the deferral period.

In February 2007, UCMT submitted an interim report to ACCET relating to UCMT's compliance with the Completion Standard in order for ACCET to determine whether or not there is improvement in the Completion Percentage for the programs in question (the "Completion Reports"), and also to provide a detailed analysis of one of the programs and the prospects for improvement thereof.

ACCET may take several actions based on the information:

  ACCET could elect to continue the Show Cause for a period of up to twelve months to provide UCMT with an opportunity to improve its completion rates;

  ACCET could elect to expand the Show Cause to include additional programs or locations or to UCMT generally and place those programs or campuses on restrictions;

  ACCET could terminate the accreditation of the programs that do not meet the Completion Standard;

  ACCET could continue to defer UCMT's accreditation for an additional period;

  ACCET could elect to renew UCMT's accreditation and require the institution to provide continued reports regarding its completion rates; or

  ACCET could elect to deny UCMT's accreditation.

While UCMT believes that the interim report presents persuasive information and reasons why ACCET should continue the accreditation of UCMT, we cannot assure you that, in fact, ACCET will concur with that belief. Any denial of renewal of the ACCET accreditation of one or more UCMT campuses or educational programs would result in the loss of eligibility of students and prospective students in those campuses or programs to obtain Title IV financing which would materially adversely affect our financial condition and results of operations.

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

Our Credit Facility Financing Could Restrict Our Activities

We have a credit facility with a bank that provides for a revolving credit facility of up to $30 million. That agreement contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants remain applicable even when there are no amounts outstanding under the revolving credit facility.

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

Need for Growth in Product Sales and Risk Relating to Retail Rollouts

In order for us to grow, we need to find additional sources of revenue. We are placing additional emphasis on growth in sales of our products, particularly our "Elemis" and "La Therapie" lines apart from sales on cruise ships and at our resort spas. While we believe that our Elemis luxury day spas in Coral Gables, Florida and London, England will assist us in our efforts to increase our Elemis and La Therapie products sales, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are the only day spas in their respective countries operated under the Elemis name, or that we otherwise will be able to grow our product sales.

Recently in the British Isles and the United States we have commenced selling our Elemis products in dedicated areas of well-known department stores and other retail establishments. From time to time in the future we may announce additional agreements with retail venues to operate such dedicated Elemis sales areas. Those agreements may be in a non-written form and may otherwise not be formal commitments. Accordingly, even if we announce our intention to commence retail product sale operations at certain venues, we cannot provide assurance that, in fact, such operations will be effectuated in all instances.

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

Certain of our directors and executive officers reside outside the United States. A substantial portion of our assets and the assets of those persons are located outside the United States. As a result, it may not be possible to affect service of process within the United States upon such persons. It also may not be possible to enforce against them or Steiner Leisure judgments obtained in United States courts based on the civil liability provisions of the United States federal securities laws. In the opinion of Harry B. Sands, Lobosky and Company, our Bahamas counsel:

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

Risks Related to Acquisitions

One of the ways that we have grown our business has been through acquisitions of existing businesses, including, among others, resort spa operations and post-secondary education schools. These acquisitions have represented a significant amount of our growth in the past. We will continue to consider strategic acquisitions of existing businesses that are compatible with our operations. Any such acquisitions would be subject to various risks, including, without limitation, the risk that we will not be able to operate a business as successfully as it was operated prior to its acquisition, the risk that the purchase price we pay for an acquisition does not, in fact, represent a fair price for the transaction and the risk that we might not be able to successfully integrate any new business that we acquire into our then existing operations.

In connection with acquisitions, we attempt to negotiate appropriate protections for us against unknown liabilities relating to the pre-acquisition activities of the target business. However, those protections generally have some limitations, and we often depend on the continued solvency of the seller of the business. Accordingly, we cannot assure you that we will be protected against all liabilities of the businesses that we have acquired or may acquire in the future.

Risks of Unauthorized Access to Our Computer Networks

Our business relies to a significant extent on our computer networks. These networks, similar to computer networks in many businesses, may be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, among other things, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Anti-takeover Provisions Limit Shareholders' Ability to Effect a Change in Management or Control

Our Articles of Association ("Articles") include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of Steiner Leisure that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified Board of Directors serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on certain transactions with holders of 15% or more of the voting shares of Steiner Leisure. We have an authorized class of 10,000,000 Preferred Shares that may be issued in one or more series by the Board of Directors without further action by the shareholders on such terms and with such rights, preferences and designations as the Board of Directors may determine. Furthermore, our Amended and Restated 1996 Share Option and Incentive Plan and our 2004 Equity Incentive Plan and certain of our employment agreements provide certain rights to plan participants and our officers in the event of a change in control of Steiner Leisure.

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
  the market price of shares of our cruise line or resort customers; and
  general economic or market conditions.

Any such event could result in a material decline in the price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

All of our resort spas are operated under agreements with the resort operators. Our day spa facilities, offices, schools and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services LLC, a Florida subsidiary of Steiner Leisure and our administrative services affiliate, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida and a small warehouse in Salt Lake City, Utah. Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix and Tempe), Colorado (Aurora and Westminster), Florida (Bradenton, Maitland, Miami and Pompano Beach), Maryland (Linthicum), Nevada (Las Vegas), Pennsylvania (York), Utah (Lindon and Salt Lake City) and Virginia (Charlottesville). Our shipboard staff training facilities and the administrative offices of our Elemis Limited ("Elemis") subsidiary are located in Harrow Weald, near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. We maintain an office for public relations and other activities of Elemis in London. We administer our United States day spa operations from our Coral Gables offices and our London day spa from the offices of Elemis Limited. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables. We administer Mandara's Asian and Central Pacific operations from offices in Kuala Lumpur, Malaysia. In Bali, Indonesia, we have a training center and a facility where we produce face and body care-related products and pack and label goods from third party suppliers for shipment to our Asian operations. We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares and Related Matters

Our common shares are traded on the Nasdaq Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low bid prices per share of our common shares as reported by the Nasdaq Stock Market.

2006	High	Low
First Quarter	$46.10	$35.00
Second Quarter	44.88	37.15
Third Quarter	43.76	36.18
Fourth Quarter	46.70	41.11

2005	High	Low
First Quarter	$37.00	$27.25
Second Quarter	37.43	29.14
Third Quarter	37.53	30.74
Fourth Quarter	37.80	30.00

As of February 20, 2007, there were 15 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 10,450 beneficial owners of the common shares.

Steiner Leisure has not paid dividends on its common shares and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, as well as other factors that the board of directors may deem relevant. In addition, our payment of dividends is prohibited under our credit agreement without the consent of the lender.

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

Issuer Purchases of Unregistered Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2006.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	--	$--	--	505,300
November 1, 2006 through November 30, 2006	26,500	44.02	26,500	478,800
December 1, 2006 through December 31, 2006	14,924	45.83	--	478,800
Total	41,424	$44.67	26,500

(1)  During November 2006, we purchased the indicated number of shares as part of our share repurchase program. On June 20, 2005, we announced our Board's authorization for us to purchase up to 1,000,000 common shares from time to time at prevailing prices in the open market and possibly other transactions, subject to market conditions and compliance with certain financial parameters. That authorization represented a confirmation and expansion of the share repurchase plan approved by our board of directors in 1998 and expanded to several increments up to 3,187,250. On June 23, 2006, we announced our Board's authorization to purchase up to an additional 1,000,000 common shares.

     During December 2006, in connection with employee-related transactions outside of the share repurchase program, the indicated number of shares was surrendered by employees of the Company in connection with the vesting of restricted shares and used by the Company to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (U.S. and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2001, and ending December 31, 2006.

The Company has not paid dividends on its common shares. The graph assumes that $100.00 was invested on December 31, 2001 in the common shares at a per share price of $21.25, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Steiner Leisure Limited	100.0	65.60	67.20	140.61	167.34	214.12
NASDAQ Composite	100.0	69.66	99.71	113.79	114.47	124.20
Dow Jones U.S. Travel and Leisure	100.0	81.19	115.78	148.82	151.26	185.20

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2006. The balance sheet data as of December 31, 2005 and 2006 and the statement of operations data for the years ended December 31, 2004, 2005 and 2006 were derived from our financial statements which have been audited by Ernst & Young LLP, independent registered public accountants ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2002, 2003 and 2004, and the statement of operations data for the years ended December 31, 2002 and 2003 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2002(1)	2003(1)	2004(1)	2005(1)	2006(1)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$172,084	$195,731	$233,350	$268,401	$317,731
Products	77,741	84,843	108,141	128,817	152,411
Total revenues	249,825	280,574	341,491	397,218	470,142
Cost of Revenues:
Cost of services	137,189	157,476	185,294	214,022	253,772
Cost of products	58,239	63,598	80,512	96,588	110,744
Total cost of revenues	195,428	221,074	265,806	310,610	364,516
Gross profit	54,397	59,500	75,685	86,608	105,626
Operating expenses:
Administrative	13,399	14,508	18,493	20,837	26,260
Salary and payroll taxes	13,355	16,789	18,838	22,348	32,844
Total operating expenses	26,754	31,297	37,331	43,185	59,104
Income from operations	27,643	28,203	38,354	43,423	46,522
Other income (expense):
Interest expense	(3,714)	(3,392)	(1,525)	(275)	(287)
Other income	130	510	1,679	553	1,933
Total other income (expense)	(3,584)	(2,882)	154	278	1,646
Income from continuing operations before provision for income taxes, minority interest and equity investment	24,059	25,321	38,508	43,701	48,168
Provision for income taxes	1,670	1,615	2,912	3,302	2,248
Income from continuing operations before minority interest and equity investment	22,389	23,706	35,596	40,399	45,920
Minority interest	(1,122)	3	--	--	--
Income in equity investment	371	273	292	--	--
Income from continuing operations before discontinued operations and cumulative of a change in accounting principle	21,638	23,982	35,888	40,399	45,920
Income (loss) from discontinued operations, net of taxes	(24,384)	(3,560)	90	769	225
Cumulative effect of a change in accounting principle, net of taxes	(29,644)	--	--	--	--
Net income (loss)	$(32,390)	$20,422	$35,978	$41,168	$46,145

Earnings per common share (1)
Income (loss) per share-basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.36	$1.46	$2.12	$2.32	$2.68
Income (loss) from discontinued operations	(1.53)	(0.22)	0.01	0.04	0.01
Cumulative effect of a change in accounting principle	(1.86)	--	--	--	--
	$(2.03)	$1.24	$2.13	$2.36	$2.69

Income (loss) per share-diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.33	$1.44	$2.03	$2.23	$2.60
Income (loss) from discontinued operations	(1.51)	(0.21)	0.01	0.04	0.01
Cumulative effect of a change in accounting principle	(1.82)	--	--	--	--
	$(2.00)	$1.23	$2.04	$2.27	$2.61

Basic weighted average shares outstanding	15,935	16,415	16,899	17,401	17,134
Diluted weighted average shares outstanding	16,212	16,668	17,643	18,159	17,596

BALANCE SHEET DATA:
Working capital	$917	$13,913	$55,519	$56,749	$43,888
Total assets	159,611	165,605	200,018	210,649	257,770
Long-term debt, net of current portion	27,713	19,158	--	--	--
Shareholders' equity	76,446	99,285	157,129	159,628	183,626

_____________________

(1)       In July 2001, we acquired a 60% equity interest in the Mandara Spa chain. In March 2002, we acquired an additional 20% equity interest in Mandara, and we purchased the remaining interest effective December 31, 2002. Additionally, in April 2006, we acquired the assets of UCMT for approximately $28 million. These transactions were accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to these acquisitions.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services. We sell our services and products to cruise passengers and at resort and day spas primarily in the United States, the Caribbean, the Pacific, Asia and Mexico. Payments to cruise lines, resort spa owners and day spa landlords are based on a percentage of our revenues and, in certain cases, a minimum annual rental or a combination of both. Our revenues are generated principally from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our resort spas are dependent on the resort hotel industry for their success. The cruise industry is subject to significant risks that could affect our results of operations.

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

Weather also can impact our results, and did so in 2004 and 2005. The multiple hurricanes that hit the Southern United States and other regions in the second half of each of these years caused cancellation or disruption of certain cruises and the closure of certain of our resort spas and campuses of our massage and beauty schools, which had adverse effects on us. In 2006, we closed two campuses of UCMT for several days due to severe snow conditions. In addition, the strong tsunami that hit various Asian regions in December 2004 resulted in damage to, and the closing of, most of our operations in the Maldives during much of 2005.

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

On April 3, 2006, we completed the acquisition of UCMT and a small related business. Those schools offer massage therapy programs similar to those offered by the other massage therapy schools we operate. The purchase price for UCMT was $28.0 million in cash, less cash on hand acquired. As a result of the UCMT acquisition, we now offer post-secondary degree and non-degree programs in massage therapy, and, in some places, skin care and related areas at the 14 campuses of our schools in Arizona, Colorado, Florida, Maryland, Pennsylvania, Nevada, Virginia, and Utah.

Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the DOE's Title IV program and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under this program.

Key Performance Indicators

Spa Operations. A measure of performance we have used in connection with our periodic financial disclosure relating to our cruise line operations is that of revenue per staff per day. In using that measure, we have differentiated between our revenue per staff per day on ships with large spas and other ships we serve. Our revenue per staff per day has been affected by the increasing requirements of cruise lines that we place additional non-revenue producing staff on ships with large spas to help maintain a high quality guest experience. We also utilize, as measures of performance for our cruise line operations, our average revenue per week and our revenue per passenger per day. We use these measures of performance because they assist us in determining the productivity of our staff, which we believe is a critical element of our operations. With respect to our resort spas, we measure our performance primarily through average weekly revenue over applicable periods of time.

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

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and for existing and new ships of other cruise lines, seeking new venues for our resort spas, developing new products and services, seeking additional channels for the distribution of our retail products and seeking to increase the student enrollments at our post-secondary massage and beauty schools. We also consider growth, among other things, through appropriate strategic transactions, including acquisitions and joint ventures.

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

Cost of revenues includes:

    cost of services, including an allocable portion of wages paid to shipboard employees and wages paid directly to land-based spa employees, payments to cruise lines and land-based spa venue owners and other staff-related shipboard expenses, spa facilities depreciation, as well as, with respect to our schools, directly attributable campus costs such as rent, advertising and employee wages; and

    cost of products, including an allocable portion of wages paid to shipboard employees, payments to cruise lines and land-based spa venue owners and other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

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

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to our acquisitions of resort spas in 2001 and UCMT in April 2006.

Revenue Recognition

Tuition revenue at our massage and beauty schools and revenue related to certain nonrefundable fees and charges are recognized monthly on a straight-line basis over the term of the course of study. Deferred revenue represents the portion of student tuition and nonrefundable fees and charges recorded in excess of amounts earned and certain other amounts collected in advance. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Allowance for Doubtful Accounts

We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience, consider other facts and circumstances, and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students when we conclude that collection is not probable.

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

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2006, we had unamortized goodwill and intangibles of $77.5 million. As of January 1, 2007, we performed the required annual impairment test and determined there was no impairment.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $27.8 million as of December 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return for a year in question. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS No. 159 is effective for our Company January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which fair value option has been elected will be recognized in earnings at each subsequent report date.  We are currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

Adoption of Staff Accounting Bulletin 108

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the consideration of the effects of prior years' misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

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

SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method (in our case, the roll-over method), but are material when evaluated under the dual approach proscribed by SAB 108. We adopted SAB 108 in connection with the preparation of our financial statements for the year ended December 31, 2006. As a result of adopting SAB 108 in the fourth quarter of 2006 and electing to use the one-time transitional adjustment, we made adjustments to the beginning balance of retained earnings as of January 1, 2006 in the fourth quarter of 2006 for the following errors:

Stock Based Compensation. In connection with our preparation of the financial statements for the year ended December 31, 2006, our management reviewed our history of accounting for stock-based compensation. As a result of the review, it was determined that the fair value of our common shares used to measure the intrinsic value under APB 25 of the annual option grant to officers and other employees in 1999 was not appropriate. As a result, an additional $1.6 million of stock-based compensation expense should have been recorded which would have no tax effect and which would have resulted in additional expense of $0.1 million in 1999, $0.6 million in 2000, $0.5 million in 2001 and $0.4 million in 2002. Upon the adoption of SAB 108 in the fourth quarter of 2006, this error was corrected as of January 1, 2006 through an increase in additional paid-in capital of $1.6 million with a corresponding decrease in retained earnings.

Deferred Tax Accounting. In connection with our financial reporting process for the three months ended June 30, 2006, we discovered that we had previously not properly considered that deferred tax liabilities created by the different treatment for book and tax purposes of our tax deductible goodwill cannot be assumed to offset deductible temporary differences which create deferred tax assets. As a result, during the three months ended June 30, 2006, we recorded an additional deferred tax provision of $2.1 million. Of this amount, $1.8 million relates to the years 2001 through 2005. We should have recorded an additional deferred tax provision of $450,000 in 2001, $103,000 in 2002, and $402,000 in 2003 through 2005. As a result of adopting SAB 108 in the fourth quarter, we reversed the error correction to the deferred tax provision of $1.8 million initially recorded in the three months ended June 30, 2006. This error was corrected through a reduction of retained earnings of $1.8 million and an increase in the deferred tax asset valuation allowance as of January 1, 2006.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2004	2005	2006
Revenues:
Services	68.3%	67.6%	67.6%
Products	31.7	32.4	32.4
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	54.3	53.9	54.0
Cost of products	23.6	24.3	23.5
Total cost of revenues	77.9	78.2	77.5
Gross profit	22.1	21.8	22.5
Operating expenses:
Administrative	5.4	5.2	5.6
Salary and payroll taxes	5.5	5.6	7.0
Total operating expenses	10.9	10.8	12.6
Income from operations	11.2	11.0	9.9
Other income (expense):
Interest expense	(0.4)	(0.1)	(0.1)
Other income	0.5	0.1	0.5
Total other income (expense)	0.1	--	0.4
Income from continuing operations before provision for income taxes and equity investment	11.3	11.0	10.3
Provision for income taxes	0.9	0.8	0.5
Income from continuing operations before equity investment	10.4	10.2	9.8
Equity investment	0.1	--	--
Income from continuing operations before discontinued operations	10.5	10.2	9.8
Income from discontinued operations, net of taxes	--	0.2	--
Net income	10.5%	10.4%	9.8%

2006 Compared to 2005

Revenues. Revenues increased approximately 18.4%, or $72.9 million, to $470.1 million in 2006 from $397.2 million in 2005. Of this increase, $49.3 million was attributable to an increase in services revenues and $23.6 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of four additional large spa ships in service in 2006 compared to 2005 and the number of large spa ships compared to smaller ships being greater in 2006 than in 2005. During 2006, we operated luxury spa facilities at two hotels where we did not have operations during all of 2005 and some of our spas in the Maldives that were closed as a result of the December 2004 Asia tsunami reopened. Additionally, the revenues of UCMT and a small affiliate were included after April 3, 2006. Also, we expanded our product distribution to more third party customers in 2006. We had an average of 1,807 shipboard staff members in service in 2006 compared to an average of 1,653 shipboard staff members in service in 2005. Revenues per shipboard staff per day increased by 2.0% to $464 in 2006 from $455 in 2005 due to increased staff productivity.

Cost of Services. Cost of services increased $39.8 million from $214.0 million in 2005 to $253.8 million in 2006. Cost of services as a percentage of services revenue increased to 79.9% in 2006 from 79.7% in 2005. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in 2006 as compared to 2005. This increase was partially offset by increases in staff productivity.

Cost of Products. Cost of products increased $14.1 million from $96.6 million in 2005 to $110.7 million in 2006. Cost of products as a percentage of products revenue decreased to 72.7% in 2006 from 75.0% in 2005. This decrease was primarily attributable to an increase in sales of higher margin products.

Operating Expenses. Operating expenses increased $15.9 million from $43.2 million in 2005 to $59.1 million in 2006. Operating expenses as a percentage of revenues increased to 12.6% in 2006 from 10.8% in 2005. This increase was primarily attributable to the operations of UCMT and a small affiliate thereof, which were acquired effective April 3, 2006, and an increase in stock-based compensation expense of $4.1 million related to the adoption of SFAS No. 123R and the granting of restricted shares which were not outstanding during 2005.

Other Income (Expense). Other income (expense) increased $1.3 million from income of $0.3 million in 2005 to income of $1.6 million in 2006. This increase was primarily attributable to the receipt of $440,000 in January 2006 of insurance proceeds related to the damage we incurred as a result of the December 2004 Asia tsunami and an increase in interest income due to higher cash balances in 2006 compared to 2005.

Provision for Income Taxes. Provision for income taxes decreased $1.1 million from expense of $3.3 million in 2005 to expense of $2.2 million in 2006. Provision for income taxes decreased to an overall effective rate of 4.7% in 2006 from 7.6% in 2005. The decrease was attributed to the recording of a deferred tax benefit of $2.3 million to decrease the valuation allowance in 2006. See Note 9 in the Consolidated Financial Statements.

Income from Discontinued Operations, Net of Tax. The income from discontinued operations decreased $0.6 million from income of $0.8 million in 2005 to income of $0.2 million in 2006. This decrease was primarily attributable to the reversal of $800,000 of gift certificate liability in 2005. This reversal was based on an aging and redemption analysis that indicated that the likelihood of future redemption of the certificates in question was remote.

2005 Compared to 2004

Revenues. Revenues increased approximately 16.3%, or $55.7 million, to $397.2 million in 2005 from $341.5 million in 2004. Of this increase, $35.0 million was attributable to an increase in services revenues and $20.7 million was attributable to an increase in products revenues. The increase in revenues was primarily attributable to an average of eight additional large spa ships in service in 2005 compared to 2004. Additionally, during 2005 we operated spa facilities at the One & Only Palmilla, a resort in Los Cabos, Mexico (we ceased operating that spa in 2006) and at the Westin Rio Mar Beach Resort in Puerto Rico. The Palmilla Spa opened in February 2004 and the Westin Spa opened in November 2004. We had an average of 1,653 shipboard staff members in service in 2005 compared to an average of 1,471 shipboard staff members in service in 2004. Revenues per shipboard staff per day increased by 6.6% to $455 in 2005 from $427 in 2004 due to increased staff productivity.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2005 and 2006 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, resulting in the third quarter being the strongest quarter for us. We have also experienced seasonality with respect to some of our schools, with the strongest results for these schools being in the fourth quarter. Our product sales are strongest in the fourth quarter as a result of the December holiday shopping period. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure (and excludes the day spa segment, which is reported in discontinued operations) which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2005				Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$94,744	$97,772	$103,564	$101,138	$104,549	$117,226	$126,292	$122,075
Gross profit	21,097	21,069	22,565	21,877	23,669	26,168	27,805	27,984
Administrative, salary and payroll taxes	11,325	10,692	10,876	10,292	13,150	14,795	15,424	15,735
Income from continuing operations	9,096	9,564	10,901	10,838	10,581	10,779	11,390	13,170
Discontinued operations	(14)	(3)	(2)	788	225	--	--	--
Net income	9,082	9,561	10,899	11,626	10,806	10,779	11,390	13,170
Basic earnings per share	$0.51	$0.55	$0.64	$0.68	$0.62	$0.62	$0.67	$0.78
Diluted earnings per share	$0.48	$0.53	$0.61	$0.65	$0.60	$0.61	$0.66	$0.75
As a Percentage of Revenues:
Gross profit	22.2%	21.5%	21.8%	21.6%	22.6%	22.3%	22.0%	22.9%
Administrative, salary and payroll taxes	12.0%	10.9%	10.5%	10.1%	12.6%	12.6%	12.2%	12.9%
Income from continuing operations	9.6%	9.8%	10.5%	10.7%	10.1%	9.2%	9.0%	10.8%
Discontinued operations	(0.0)%	(0.0)%	(0.0)%	0.8%	0.2%	--%	--%	--%
Net income	9.6%	9.8%	10.5%	11.5%	10.3%	9.2%	9.0%	10.8%

Liquidity and Capital Resources

Sources and Uses of Cash

During the year ended December 31, 2006, net cash provided by operating activities of continuing operations was $57.7 million compared with $49.0 million for the year ended December 31, 2005. This increase was primarily attributable to an increase in net income and changes in working capital items.

During the year ended December 31, 2006, cash used in investing activities was $40.2 million compared with $9.5 million for the year ended December 31, 2005. In 2006, we purchased UCMT and a small affiliate for approximately $28.0 million, less cash on hand acquired, funding the purchase price from working capital and borrowings under our credit facility.   During the year we incurred costs of $13.4 million to fund the build-outs of various spas. This was offset by the receipt of $2.3 million related to the sale of certain leasehold improvements. This sale of improvements related to the decision by Kerzner Hotel Partners, S. de R.L., owner and operator of the One&Only Palmilla resort in Los Cabos, Mexico, to buy out the remaining term of our lease, effective October 1, 2006. As a result, as of that date we ceased to offer our services at this resort.

During the year ended December 31, 2006, cash used in financing activities was $29.8 million, compared with $39.7 million for the year ended December 31, 2005. Included in the 2006 amount is cash used to purchase approximately $49.9 million of our shares, compared with $55.0 million used to purchase our shares in 2005. Those payments were offset by the receipt of approximately $20.0 million, representing the exercise price of common share options exercised during 2006 compared to $15.4 million in 2005.

We had working capital of approximately $43.9 million at December 31, 2006, compared to working capital of approximately $56.7 million at December 31, 2005.

In August 2005, we entered into an agreement to fund part of the build-out of, and to operate, a luxury spa at the Loews Miami Beach Hotel in Florida. We estimate that our share of the build-out will be approximately $2.0 million and we anticipate that this luxury spa will open in April 2007. We have funded this build-out from working capital.

In June 2006, we entered into a new agreement with Kerzner International Bahamas Limited to continue to operate the luxury spas at the Atlantis and One&Only Ocean Club resorts, both on Paradise Island in the Bahamas. Under this agreement, we will operate our spa at Atlantis within a new 30,000 square foot facility currently under construction. This new facility is anticipated to open in April 2007. We have agreed to contribute $15.6 million toward the construction and fitting out of the new spa facility. We have funded and anticipate continuing to fund this build-out from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their underperformance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.5 million as of December 31, 2006 under these assigned leases to the extent the assignees fail to make their rental payments.

We purchased a total of 1,285,100 of our common shares from February through May 2005 under our previously adopted share repurchase plan. In June 2005, our Board of Directors authorized the purchase of an additional 1,000,000 shares. During 2005, we purchased 1,589,000 shares for a total of approximately $55.0 million. During 2006, we purchased 1,233,000 shares for a total of approximately $49.9 million. All of these purchases were funded from our working capital. There remain 478,800 shares authorized for purchase under our share repurchase plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the term loan were used to fund our 2001 spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. As of December 31, 2006, there was $29.3 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2006 and February 28, 2007, we were in compliance or had received waivers related to these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

The following summarizes our significant contractual obligations and commitments as of December 31, 2006:

	Payment Due by Period (in thousands)
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$103,224	$32,487	$33,132	$24,784	$12,821	$-	$--
Operating leases (2)	56,344	8,993	8,277	7,636	6,742	5,720	18,976
Employment agreements	4,401	1,492	911	911	911	176	--
Spa build-outs	10,200	10,200	--	--	--	--	--
Total	$174,169	$53,172	$42,320	$33,331	$20,474	$5,896	$18,976

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
    our future financial results; and
    our ability to increase sales of our products and to increase the retail distribution of our products.

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

    our dependence on cruise line concession agreements of specified terms that are, in some cases, terminable by cruise lines with limited or no advance notice under certain circumstances;

    our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability, or which are susceptible to significant adverse weather conditions, including the regions affected by the December 2004 tsunami in Asia and the 2005 hurricanes in the southern United States and the risk of maritime accidents or disasters, passenger disappearances and piracy or terrorist attacks at sea or elsewhere and the adverse publicity associated with the foregoing;

    increasing numbers of days during cruises when ships are in port, which results in lower revenues to us;

    reductions in revenues during periods of cruise ship dry-dockings and major renovations or closures of resorts where we operate spas;

    economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the economy in general, and the travel and leisure segment in particular, of the events of September 11, 2001, the hostilities in Iraq, the bombings in Indonesia in October 2002, August 2003 and October 2005, in Madrid in March 2004 and in London in July 2005, and the threat of future terrorist attacks and armed hostilities;

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

    the effects of outbreaks of illnesses or the perceived risk of such outbreaks on our resort spa operations in Asia and in other locations, on our cruise ship operations and on travel generally;

    the ability of the resort operators under certain of our resort spa agreements to terminate those agreements under certain circumstances such as occurred effective October 1, 2006, when the operator of the One&Only Palmilla resort in Los Cabos, Mexico exercised its option to buy out the remaining term of our agreement at this resort;

    our dependence for success on our ability to recruit and retain key officers and other qualified personnel;

    our dependence on a single product manufacturer;

    our dependence, with respect to our resort spas, on airline service to our venue locations, which is beyond our control and subject to change;

    changes in the taxation of our Bahamas subsidiaries and increased amounts of our income being subject to taxation;

    competitive conditions in each of our business segments, including competition from cruise lines that may desire to provide spa services themselves and competition from third party providers of shipboard spa services;

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
    insufficiency of resources precluding our taking advantage of a new spa, or other opportunity;
    our potential need to seek additional financing and the risk that such financing may not be available on satisfactory terms or at all;

    risks relating to the performance of our massage and beauty schools which are, among other things, subject to significant government regulation, including those relating to the deferred ACCET accreditation of UCMT, and the need to assure that our programs keep pace with industry demands;

    obligations under, and possible changes in laws and government regulations applicable to us and the industries we serve;

    product liability or other claims against us by customers of our products or services;

    restrictions imposed on us as a result of our credit facility;

    currency risk;
    the risk that we will be unable to successfully integrate the operations of UCMT with our other school operations and that we will be unable to successfully integrate any other operations that we acquire in the future with our then existing businesses;
    the risk that announced retail rollouts of our product sales at specified venues will not be effectuated;
    risks relating to the growth of our business through acquisitions; and
    risks relating to unauthorized access to our computer networks.

These risks and other risks are detailed in Item 1A. Risk Factors. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we had a revolving line of credit in place, though we had no outstanding borrowings under that credit facility or otherwise. To the extent we have outstanding borrowings from time to time, Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the British pound sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the British pound sterling to the United States dollar as of December 31, 2006 would not have a material effect on the Company's results of operations or financial position.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 15, 2007, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of December 31, 2006.

There has been no change over internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-4 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2006, we will file our definitive proxy statement for our 2007 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2006
Consolidated Statements of Income for the years ended December 31, 2004, 2005 and 2006
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2005 and    2006
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

    Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)       The following is a list of all exhibits filed as a part of this report:
Exhibit Number	Description
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited.1
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited.2
4.1	Specimen of common share certificate.3
10.2(a)	Employment Agreement dated March 24, 2006 between Steiner Leisure Limited and Leonard I. Fluxman.4+
10.5	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington.5+
10.6	Amended and Restated 1996 Share Option and Incentive Plan.6+
10.7	Amended and Restated Non-Employee Directors' Share Option Plan.7+
10.13	Deferred Compensation Agreement dated as of December 31, 1996 between Steiner Leisure Limited and Leonard I. Fluxman.8+
10.14	Split Dollar Insurance Agreement dated as of March 25, 1997 between Steiner Leisure Limited and Leonard I. Fluxman.8+
10.15	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options.9*+
10.16	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options.9**+
10.17	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options.9*+
10.18	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan.10***+
10.26	Amended and Restated Credit Agreement dated December 9, 2003 by and between Steiner Leisure Limited and SunTrust Bank. 11
10.26(a)	Amendment No. 1 to Amended and Restated Credit Agreement between Steiner Leisure Limited and SunTrust Bank, dated as of June 30, 2005.[12]
10.26(b)	Revolving Loan Note from Steiner Leisure Limited payable to SunTrust Bank, dated June 30, 2005.[12]
10.26(c)	Second Amendment to Amended and Restated Credit Agreement between Steiner Leisure Limited and SunTrust Bank dated as of May 9, 2006. [13]
10.26(d)	Revolving Loan Note from Steiner Leisure Limited payable to SunTrust Bank dated as of May 9, 2006.[13]
10.27	Employment Agreement dated February 23, 2004 between Steiner Leisure Limited and Glenn Fusfield.11+
10.29	Employment Agreement dated September 23, 2002, between Steiner Leisure Limited and Robert C. Boehm. 7+
10.30	Amendment dated May 30, 2004 to employment agreement between Steiner Leisure Limited and Robert C. Boehm. 7+
10.31	2004 Equity Incentive Plan14+
10.32	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan15*+
10.33	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan15**+
10.33(a)	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw16**+
10.34	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan15*+
10.34(a)	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants17*+
10.35	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan15**+
10.35(a)	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants.17*+
10.36(a)	Employment Agreement dated August 21, 2006 between Steiner Leisure Limited and Stephen Lazarus. 18+

10.37	Compensation Plan for Clive Warshaw19+
10.38	2005 Compensation Plan for Named Executive Officers19+
10.39	Asset Purchase Agreement, dated January 26, 2006, among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn20
10.41	Form of Restricted Share Agreement for Non-Employee Directors and Michèle Steiner Warshaw for use in connection with the 2004 Equity Incentive Plan of Steiner Leisure Limited. 21+
10.42	Form of Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants.22+
10.43	Form of Performance Share Agreement for Senior Officers under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants.22+
21	List of subsidiaries of Steiner Leisure Limited.22
23.1	Consent of Ernst & Young LLP.22
23.2	Consent of Harry B. Sands, Lobosky and Company.22
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer 22
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer 22
32.1	Section 1350 Certification of Principal Executive Officer 22
32.2	Section 1350 Certification of Principal Financial Officer 22

1Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

2Previously filed with current report on Form 8-K, dated March 17, 2006 and incorporated herein by reference.

3Previously filed with Amendment Number 2 to Steiner Leisure's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

4Previously filed with current report on Form 8-K dated March 24, 2006 and incorporated herein by reference.

5Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

6Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

7Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

8Previously filed with annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

9Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10Previously filed with annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

11Previously filed with annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference herein.

12Previously filed with current report on Form 8-K, dated July 7, 2005 and incorporated herein by reference.

13Previously filed with current report on Form 8-K, dated June 29, 2006 and incorporated herein by reference.

14Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

15Previously filed with current report on Form 8-K dated December 17, 2004 and incorporated herein by reference.

16Previously filed with annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

17Previously filed with current report on Form 8-K dated January 31, 2006 and incorporated herein by reference.

18Previously filed with current report on Form 8-K, dated August 21, 2006 and incorporated herein by reference.

19Previously filed with annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

20Previously filed with current report on Form 8-K, dated January 26, 2006 and incorporated herein by reference.

21Previously filed with current report on Form 8-K, dated June 15, 2006 and incorporated herein by reference.

22Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates, indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 16, 2007
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2007
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 16, 2007
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 16, 2007
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	March 16, 2007
/s/ DAVID S. HARRIS David S. Harris	Director	March 16, 2007
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 16, 2007

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

Management evaluated our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of Utah College of Massage Therapy, Inc. and BWMI, Inc. which were acquired in 2006 and are included in our 2006 consolidated financial statements and constituted $15.8 million and $3.1 million of total and net assets, respectively, as of December 31, 2006 and $24.1 million and $2.9 million of revenues and net income, respectively, for the year then ended. The net income amount excludes corporate costs allocations.

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
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Steiner Leisure Limited maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the following acquisitions completed by Steiner Leisure Limited in 2006: Utah College of Massage Therapy, Inc. and BWMI, Inc., which are included in the 2006 consolidated financial statements of Steiner Leisure Limited and constituted $15.8 million and $3.1 million of total and net assets, respectively, as of December 31, 2006 and $24.1 million and $2.9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Steiner Leisure Limited also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

In our opinion, management's assessment that Steiner Leisure Limited maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Steiner Leisure Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited as of December 31, 2005 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Certified Public Accountants

Miami, Florida
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of share-based compensation awards. Also, as discussed in Note 2 to the consolidated financial statements, in the fourth quarter of 2006 the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative effect adjustment to opening retained earnings effective January 1, 2006 for the correction of prior period errors in recording equity-based compensation expense and deferred income tax expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steiner Leisure Limited's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 15, 2007

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,707,000	$38,909,000
Accounts receivable, net	16,686,000	22,611,000
Accounts receivable - students, net	7,004,000	15,936,000
Inventories	21,591,000	27,916,000
Prepaid expenses and other current assets	5,942,000	6,732,000
Total current assets	101,930,000	112,104,000
PROPERTY AND EQUIPMENT, net	51,308,000	62,486,000
GOODWILL	46,590,000	71,639,000
OTHER ASSETS:
Intangible assets, net	3,955,000	5,865,000
Deferred financing costs, net	75,000	25,000
Other	6,791,000	5,651,000
Total other assets	10,821,000	11,541,000
Total assets	$210,649,000	$257,770,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,418,000	$15,217,000
Accrued expenses	25,980,000	30,277,000
Current portion of deferred rent	555,000	528,000
Current portion of deferred tuition revenue	7,259,000	15,679,000
Gift certificate liability	1,524,000	3,030,000
Income taxes payable	2,445,000	3,485,000
Total current liabilities	45,181,000	68,216,000
LONG-TERM DEFERRED RENT	5,674,000	5,355,000
LONG-TERM DEFERRED TUITION REVENUE	166,000	573,000
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
20,853,000 shares issued in 2005 and 22,079,000 shares issued
in 2006	209,000	221,000
Additional paid-in capital	81,693,000	106,218,000
Accumulated other comprehensive income	1,710,000	5,790,000
Unearned compensation	(2,518,000)	--
Retained earnings	162,888,000	205,625,000
Treasury shares, at cost, 3,455,000 shares in 2005 and
4,688,000 shares in 2006	(84,354,000)	(134,228,000)
Total shareholders' equity	159,628,000	183,626,000
Total liabilities and shareholders' equity	$210,649,000	$257,770,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2005	2006
REVENUES:
Services	$233,350,000	$268,401,000	$317,731,000
Products	108,141,000	128,817,000	152,411,000
Total revenues	341,491,000	397,218,000	470,142,000
COST OF REVENUES:
Cost of services	185,294,000	214,022,000	253,772,000
Cost of products	80,512,000	96,588,000	110,744,000
Total cost of revenues	265,806,000	310,610,000	364,516,000
Gross profit	75,685,000	86,608,000	105,626,000
OPERATING EXPENSES:
Administrative	18,493,000	20,837,000	26,260,000
Salary and payroll taxes	18,838,000	22,348,000	32,844,000
Total operating expenses	37,331,000	43,185,000	59,104,000
Income from operations	38,354,000	43,423,000	46,522,000
OTHER INCOME (EXPENSE):
Interest expense	(1,525,000)	(275,000)	(287,000)
Other income	1,679,000	553,000	1,933,000
Total other income (expense)	154,000	278,000	1,646,000
Income from continuing operations before provision for income taxes, minority interest and equity investment	38,508,000	43,701,000	48,168,000
PROVISION FOR INCOME TAXES	2,912,000	3,302,000	2,248,000
Income from continuing operations before equity investment	35,596,000	40,399,000	45,920,000
INCOME IN EQUITY INVESTMENT	292,000	--	--
Income from continuing operations before discontinued operations	35,888,000	40,399,000	45,920,000
INCOME FROM DISCONTINUED OPERATIONS (which includes gain on disposal of $145,000 in 2004), net of taxes	90,000	769,000	225,000
Net income	$35,978,000	$41,168,000	$46,145,000
Income per share-basic:
Income before discontinued operations	$2.12	$2.32	$2.68
Income from discontinued operations	0.01	0.04	0.01
	$2.13	$2.36	$2.69
Income per share-diluted:
Income before discontinued operations	$2.03	$2.23	$2.60
Income from discontinued operations	0.01	0.04
	$2.04	$2.27	$2.61

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2005 and 2006
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Retained Earnings	Treasury Shares	Total

BALANCE, December 31, 2003	18,330,000	$183,000	$40,850,000	$1,881,000	$--	$85,742,000	$(29,371,000)	$99,285,000
Net income	--	--	--	--	--	35,978,000	--	35,978,000
Foreign currency translation adjustment	--	--	--	1,292,000	--	--	--	1,292,000
Unrealized gain on interest rate swap	--	--	--	7,000	--	--	--	7,000
Comprehensive income								37,277,000
Issuance of restricted common shares	155,000	2,000	4,287,000	--	(4,289,000)	--	--	--
Amortization of unearned compensation	--	--	--	--	120,000	--	--	120,000
Issuance of common shares in connection
with exercise of share options	1,474,000	15,000	20,432,000	--	--	--	--	20,447,000
BALANCE, December 31, 2004	19,959,000	200,000	65,569,000	3,180,000	(4,169,000)	121,720,000	(29,371,000)	157,129,000
Net income	--	--	--	--	--	41,168,000	--	41,168,000
Foreign currency translation adjustment	--	--	--	(1,470,000)	--	--	--	(1,470,000)
Comprehensive income								39,698,000
Tax benefit from exercise of stock options	--	--	1,125,000	--	--	--	--	1,125,000
Purchase of treasury shares	--	--	--	--	--	--	(54,983,000)	(54,983,000)
Amortization of unearned compensation	--	--	--	--	1,303,000	--	--	1,303,000
Forfeiture of restricted shares of common stock	(13,000)	--	(348,000)	--	348,000	--	--	--
Issuance of common shares in connection
with exercise of share options	907,000	9,000	15,347,000	--	--	--	--	15,356,000
BALANCE, December 31, 2005	20,853,000	209,000	81,693,000	1,710,000	(2,518,000)	162,888,000	(84,354,000)	159,628,000

Continued

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2005 and 2006 (CONTINUED)
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Retained Earnings	Treasury Shares	Total
Equity based compensation charge upon adoption of SAB 108	--	--	1,647,000	--	--	(1,647,000)	--	--
Deferred tax charge upon adoption of SAB 108	--	--	--	--	--	(1,761,000)	--	(1,761,000)
BALANCE, January 1, 2006 upon adoption of SAB 108	20,853,000	209,000	83,340,000	1,710,000	(2,518,000)	159,480,000	(84,354,000)	157,867,000
Net Income	--	--	--	--	--	46,145,000	--	46,145,000
Foreign currency transaction adjustment	--	--	--	4,080,000	--	--	--	4,080,000
Comprehensive income								50,225,000
Purchase of treasury shares	--	--	--	--	--	--	(49,874,000)	(49,874,000)
Stock-based compensation	--	--	5,362,000	--	--	--	--	5,362,000
Forfeiture of restricted shares of common stock	(19,000)	--	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	919,000	9,000	20,037,000	--	--	--	--	20,046,000
Issuance of restricted common shares	326,000	3,000	(3,000)	--	--	--	--	--
Adoption of SFAS No. 123R "Share-Based Payments"	--	--	(2,518,000)	--	2,518,000	--	--	--
BALANCE, December 31, 2006	22,079,000	$221,000	$106,218,000	$5,790,000	$--	$205,625,000	$(134,228,000)	$183,626,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$35,978,000	$41,168,000	$46,145,000
Loss (income) from discontinued operations, net of taxes	55,000	(769,000)	(225,000)
Gain on disposal of discontinued operations, net of taxes	(145,000)	--	--
Income from continuing operations	35,888,000	40,399,000	45,920,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	8,433,000	8,489,000	10,139,000
Stock-based compensation	120,000	1,303,000	5,362,000
Provision for doubtful accounts	550,000	422,000	1,654,000
Tax benefit from exercise of stock options	--	1,125,000	--
Income from equity investment	(292,000)	--	--
Deferred tax benefit	--	--	(1,430,000)
Gain on sale of joint venture interests	(1,536,000)	--	--
(Increase) decrease in:
Accounts receivable	833,000	(7,244,000)	(5,996,000)
Inventories	(3,287,000)	(2,109,000)	(4,295,000)
Other current assets	(1,794,000)	(89,000)	(195,000)
Other assets	122,000	(750,000)	1,417,000
Increase (decrease) in:
Accounts payable	(3,411,000)	2,195,000	6,290,000
Accrued expenses	5,208,000	4,110,000	(547,000)
Income taxes payable	1,906,000	(1,547,000)	589,000
Deferred tuition revenue	(342,000)	2,038,000	(1,060,000)
Deferred rent	(114,000)	363,000	(453,000)
Gift certificate liability	252,000	310,000	328,000
Net cash provided by operating activities of continuing operations	42,536,000	49,015,000	57,723,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(6,788,000)	(9,495,000)	(16,989,000)
Acquisitions, net of cash acquired	--	--	(25,534,000)
Proceeds from sale of fixed assets	--	--	2,333,000
Proceeds from sale of joint venture interests	3,429,000	--	--
Net cash used in investing activities of continuing operations	(3,359,000)	(9,495,000)	(40,190,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of treasury shares	$--	$(54,983,000)	$(49,874,000)
Borrowings under revolving line of credit	--	--	23,000,000
Payments under revolving line of credit	--	--	(23,000,000)
Payments on long-term debt	(28,372,000)	--	--
Debt issuance costs	(26,000)	(110,000)	--
Proceeds from share option exercises	20,447,000	15,356,000	20,046,000
Net cash used in financing activities of continuing operations	(7,951,000)	(39,737,000)	(29,828,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(47,000)	903,000	65,000
CASH FLOWS OF DISCONTINUED OPERATIONS
(Revised See Note 5):
Operating cash flows	(1,229,000)	(363,000)	(22,000)
Investing cash flows	--	--	454,000
Net cash provided by (used in) discontinued operations	(1,229,000)	(363,000)	432,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	29,950,000	323,000	(11,798,000)
CASH AND CASH EQUIVALENTS,
Beginning of year	20,434,000	50,384,000	50,707,000
CASH AND CASH EQUIVALENTS,
End of year	$50,384,000	$50,707,000	$38,909,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$965,000	$--	$257,000

Income taxes	$1,436,000	$3,660,000	$2,738,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

On August 24, 1999, we acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, we currently operate, through a wholly owned subsidiary, a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, we operate through two wholly owned subsidiaries, two post-secondary massage therapy schools (comprised of a total of three campuses) in Maryland, Pennsylvania and Virginia (the "Additional Schools"). In addition, as a result of our 2006 acquisition of UCMT, we also operate an additional massage therapy school with a total of seven campuses in four Western States. See Note 4 below.

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

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2005 and 2006, cash and cash equivalents included interest-bearing deposits of $44,108,000 and $30,683,000, respectively.

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2005	2006
Finished goods	$16,440,000	$20,031,000
Raw materials	5,151,000	7,885,000
	$21,591,000	$27,916,000

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of January, 1, 2007, management is not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future based on unexpected changes.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped. Gift certificate sales are deferred and recognized as revenue when utilized by customers.

Tuition revenue at our massage and beauty schools and revenue related to certain nonrefundable fees and charges are recognized on a straight-line basis over the term of the course of study. Deferred revenue represents the portion of student tuition and nonrefundable fees and charges recorded in excess of amounts earned and certain other amounts collected in advance. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Service Revenue financial statement caption in our Consolidated Statement of Income. These amounts were $1.4 million, $1.8 million and $3.7 million in 2004, 2005 and 2006, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, Title IV Rights, trade names, licenses and logos related to acquisitions. Certain intangible have indefinite lives. Such costs are amortized over their estimated useful lives which range from three to 20 years. Amortization expense related to these intangibles totaled $440,000, $440,000 and $524,000 in 2004, 2005 and 2006, respectively. Accumulated amortization was $1,975,000 and $2,493,000 at December 31, 2005 and 2006, respectively. Amortization expense is estimated to be $527,000 in 2007, $441,000 in 2008, $339,000 in 2009, $253,000 in 2010 and $220,000 in 2011.

Intangible assets also include the cost of trademark registrations and product formulations. Costs relating to such trademark registrations and product formulations are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). Amortization expense related to the trademark registration and product formulation was approximately $18,000 in each of 2004, 2005 and 2006. Accumulated amortization was $288,000 and $306,000 at December 31, 2005 and 2006, respectively.

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. On each of January 1, 2006 and January 1, 2007, we performed the required annual impairment test at the reporting unit level and determined there was no impairment. There were no changes in goodwill during 2004 or 2005.

The change in goodwill during 2006 was as follows:

	Spa Operations	Products	Schools	Total
Balance at December 31, 2005	$32,594,000	$--	$13,996,000	$46,590,000
Acquired goodwill	--	243,000	24,806,000	25,049,000
Balance at December 31, 2006	$32,594,000	$243,000	$38,802,000	$71,639,000

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

(i)       Translation of Foreign Currencies -

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of our income is generated outside of the United States. The transaction gains (losses) included in administrative expenses were approximately ($212,000), ($286,000) and $233,000 in 2004, 2005 and 2006, respectively.

(j)       Earnings Per Share -

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options and restricted shares. A reconciliation between basic and diluted earnings per share is as follows:

	2004	2005	2006
Income from continuing operations before
Discontinued operations	$35,888,000	$40,399,000	$45,920,000
Income from discontinued operations	90,000	769,000	225,000
Net income	35,978,000	41,168,000	46,145,000
Income allocable to holders of Steiner
Education Group options	(48,000)	--	(143,000)
Net income for diluted earnings per share	$35,930,000	$41,168,000	$46,002,000

Weighted average shares outstanding used in
calculating basic earnings per share	16,899,000	17,401,000	17,134,000
Dilutive common share equivalents	744,000	758,000	462,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	17,643,000	18,159,000	17,596,000

Income per share-basic:
Income before discontinued operations	$2.12	$2.32	$2.68
Income from discontinued operations	0.01	0.04	0.01
	$2.13	$2.36	$2.69
Income per share-diluted:
Income before discontinued operations	$2.03	$2.23	$2.60
Income from discontinued operations	0.01	0.04	0.01
	$2.04	$2.27	$2.61
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	911,000	206,000	25,000

The impact of the Steiner Education Group options were anti-dilutive in 2005.

(k)       Use of Estimates -

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables and long-lived assets and the useful lives of intangible assets and property and equipment.

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

(m)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2005 and 2006, one customer represented greater than 10% of accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience, consider other facts and circumstances, and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students and other customers when we conclude that collection is not probable. A roll forward of the allowance for doubtful accounts is as follows:

	2004	2005	2006
Balance at beginning of year	$2,561,000	$3,075,000	$3,397,000
Provision	550,000	422,000	1,654,000
Write-offs	(36,000)	(100,000)	(162,000)
Balance at end of year	$3,075,000	$3,397,000	$4,889,000

(n)       Stock-Based Compensation -

We reserved a total of approximately 6,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan") and under our 2004 Equity Incentive Plan (the "2004 Plan" and, collectively, with the 1996 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the Equity Plans, the "Plans"). Under the 2004 Plan (awards may no longer be made under the other two Plans) incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. Restricted shares may also be granted under the 2004 Plan. The terms of each option agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, options and restricted shares outstanding as of December 31, 2006, other than grants to members of the board of directors, vest in equal installments over three years from the date of grant, subject to accelerated vesting in certain cases. Those restricted shares granted in 2006 also require for vesting the meeting of certain performance criteria. Under the Directors' Plan, options outstanding as of December 31, 2006 vest in one year from the date of grant, subject to accelerated vesting in certain cases.

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

The impact of adopting SFAS 123R for the year ended December 31, 2006 was a reduction of our net income by $2,228,000 or $0.13 on a basic and diluted earnings per share basis. Total compensation expense recognized under SFAS 123R for the year ended December 31, 2006 has been included within salary and payroll taxes in our Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2004 and December 31, 2005, if we had applied the fair value recognition provisions of SFAS 123:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2005
Net income, as reported	$35,978,000	$41,168,000
Deduct: Total share-based compensation expense determined under fair value method for all awards	(4,578,000)	(3,023,000)
Pro forma net income	$31,400,000	$38,145,000

Earnings per share:
Basic - as reported	$2.13	$2.36
Basic - pro forma	$1.86	$2.19

Diluted - as reported	$2.04	$2.27
Diluted - pro forma	$1.78	$2.10

The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the straight-line method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2004	2005	2006
Dividend yield	--	--	--
Expected volatility	55.4%	53.5%	52.2%
Risk free interest rate	4.0%	4.0%	4.5%
Expected life (in years)	4.0	4.0	4.0

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

Share options activity is summarized in the following table:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2006	1,574,000	$22.08	5.41	$21,220,000
Granted	135,000	$38.64
Exercised	(919,000)	$21.91	--
Cancelled	(30,000)	$23.53
Outstanding at December 31, 2006	760,000	$25.18	5.72	$15,436,000
Options exercisable at December 31, 2006	564,000	$21.53		$13,522,000

(1)  The intrinsic value represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2006 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/06	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/06	Weighted Average Exercise Price
Low	High
$10.56	$12.89	37,000	5.5	$12.37	37,000	$12.37
12.90	17.18	240,000	5.9	13.92	240,000	13.92
17.19	21.48	44,000	4.8	18.89	44,000	18.89
21.49	25.78	29,000	1.9	25.01	29,000	25.01
25.79	30.08	100,000	7.6	27.73	50,000	27.92
30.09	34.37	90,000	3.1	31.25	90,000	31.25
34.38	38.67	195,000	6.1	36.42	74,000	34.54
38.68	42.97	25,000	9.9	42.89	--	--
$10.56	$42.97	760,000	5.7	$25.18	564,000	$21.53

The weighted-average estimated fair value of share options granted was $12.42, $16.37 and $14.00 during the year ended December 31, 2004, 2005 and 2006, respectively. The total intrinsic value of share options exercised during the year ended December 31, 2004, 2005 and 2006 was $14,981,000, $15,091,000 and $19,312,000, respectively. As of December 31, 2006, there was approximately $1.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans which is expected to be recognized over the weighted-average period of 1.0 year.

Restricted shares become unrestricted common shares upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the vesting period. The restricted shares that were granted in 2006 to officers and certain other employees of the Company have a vesting period of three years and require for vesting the achievement of certain annual performance criteria. Restricted shares that have been issued to our directors have a vesting period of one year. Total amortization expense for the years ended December 31, 2004, 2005 and 2006 was $120,000, $1,303,000 and $3,134,000, respectively. Restricted share activity is summarized in the following table:

Restricted Share Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2006	95,000	$27.67
Granted	326,000	$41.46
Vested	(42,000)	$27.67
Cancelled	(19,000)	$31.30
Non-vested shares expected to vest at December 31, 2006	360,000	$39.97

The weighted-average estimated fair value of restricted shares granted during the year ended December 31, 2004 was $27.67. There was no restricted shares granted during the year ended December 31, 2005. As of December 31, 2006, we had $12.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted share grants, which will be recognized over the weighted-average period of 2.4 years. Upon adoption of SFAS No. 123(R), the $2.5 million of unearned stock compensation as of January 1, 2006 was required to be charged against additional paid-in capital.

Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. During 2003, an additional 2,000 of the stock options were cancelled. These options vest over a three-year period. At December 31, 2006, 11,000 options were outstanding and vested.

(o)       Recent Accounting Pronouncements -

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return for a year in question. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS No. 159 is effective for our Company January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which fair value option has been elected will be recognized in earnings at each subsequent report date.  We are currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

(p)       Adoption of Staff Accounting Bulletin 108

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the consideration of the effects of prior years misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

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

SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method (in our case, the roll-over method), but are material when evaluated under the dual approach proscribed by SAB 108. We adopted SAB 108 in connection with the preparation of its financial statements for the year ended December 31, 2006. As a result of adopting SAB 108 in the fourth quarter of 2006 and electing to use the one-time transitional adjustment, we made adjustments to the beginning balance of retained earnings as of January 1, 2006 in the fourth quarter of 2006 for the following errors:

Stock-Based Compensation. In connection with our preparation of the financial statements for the year ended December 31, 2006, our management  reviewed our history of accounting for stock-based compensation.  As a result of the review, it was determined that the fair value of our common shares used to measure the intrinsic value under APB 25 of the annual option grant to officers and other employees in 1999 was not appropriate. As a result, an additional $1.6 million of stock-based compensation expense should have been recorded which would have no tax effect and which would have resulted in additional expense of $0.1 million in 1999, $0.6 million in 2000, $0.5 million in 2001 and $0.4 million in 2002. Upon the adoption of SAB 108 in the fourth quarter of 2006, this error was corrected as of January 1, 2006 through an increase in additional paid-in capital of $1.6 million with a corresponding decrease in retained earnings.

Deferred Tax Accounting. In connection with our financial reporting process for the three months ended June 30, 2006, we discovered that we had previously not properly considered that deferred tax liabilities created by the different treatment for book and tax purposes of our tax deductible goodwill cannot be assumed to offset deductible temporary differences which create deferred tax assets. As a result, during the three months ended June 30, 2006, we recorded an additional deferred tax provision of $2.1 million. Of this amount, $1.8 million relates to the years 2001 through 2005. We should have recorded an additional deferred tax provision of $450,000 in 2001, $103,000 in 2002, and $402,000 in 2003 through 2005 in each of those years. As a result of adopting SAB 108 in the fourth quarter we reversed the error correction to the deferred tax provision of $1.8 million initially recorded in the three months ended June 30, 2006. This error was corrected through a reduction of retained earnings of $1.8 million and an increase in the deferred tax asset valuation allowance as of January 1, 2006.

(q)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining our former term loan and current revolving facility and consist primarily of loan origination and other direct costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in the accompanying consolidated statements of income and amounted to $568,000, $130,000 and $50,000 in 2004, 2005 and 2006, respectively.

(r)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of resorts or school campuses that we operate. These amounts are being amortized over the terms of the respective leases on a straight-in basis. Amortization for 2004, 2005 and 2006 was $114,000, $389,000 and $509,000, respectively.

(s)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $6,198,000, $7,066,000 and $11,345,000 in 2004, 2005 and 2006, respectively. At December 31, 2005 and 2006, the amounts of advertising costs included in prepaid expenses were not material.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2005	2006
Furniture and fixtures	5-7	$9,347,000	$12,603,000
Computers and equipment	3-8	13,241,000	18,352,000
Leasehold improvements	Term of lease	60,305,000	71,660,000
		82,893,000	102,615,000
Less: Accumulated depreciation		(31,585,000)	(40,129,000)
		$51,308,000	$62,486,000

Depreciation expense of property and equipment amounted to $7,407,000, $7,901,000 and $9,547,000 in 2004, 2005 and 2006, respectively.

Effective October 1, 2006, Kerzner Hotel Partners, S.de C.V., owner and operator of the One&Only Palmilla resort in Los Cabos, Mexico, exercised its option to buy-out the remaining term of our lease to operate our luxury spa at this resort. As a result, as of that date we ceased to offer our services at this resort. As a result, we received approximately $2.3 million for our leasehold improvements. There was no gain or loss recorded as a result of this payment.

(4)       ACQUISITIONS:

On April 3, 2006, we acquired the assets of Utah College of Massage Therapy, Inc. (those assets are referred to as "UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado, and a small affiliate. In connection with the agreement to acquire UCMT, we entered into an agreement to acquire the assets of a small affiliate thereof that offers spa products, equipment and services to UCMT students and others, BWMI, Inc. We acquired UCMT to expand our School segment and to assist in its future growth. The purchase price for the assets of UCMT was approximately $28.0 million in cash, plus the post-closing payment described below. The results of operations of UCMT and the affiliate that we acquired are included in our results of operations for the period subsequent to April 3, 2006.

In accordance with SFAS No. 141, "Business Combinations", we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows:

Accounts receivable - students	$7,235,000
Accounts receivable	282,000
Inventories	439,000
Other current assets	444,000
Property and equipment	2,271,000
Goodwill and intangibles	27,501,000
Other assets	277,000
Accounts payable and accrued expenses	(1,850,000)
Deferred tuition revenue	(9,887,000)
Gift certificate liability	(1,178,000)
Cash used in acquisition, net of cash acquired	$25,534,000

The preliminary purchase price allocation, including goodwill and intangibles, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of the assets and liabilities acquired becomes available. Excess purchase cost recorded in connection with the acquisition of UCMT is expected to be deductible for tax purposes. The results of operations of UCMT and its affiliate prior to the acquisition are not deemed material to the Company's results of operations. Subsequent to April 3, 2006, we paid the previous owner approximately $1,351,000 related to the finalization of a post-closing working capital adjustment. This amount was recorded as an increase to Goodwill.

The intangible assets, as determined by an independent appraisal are as follows:

	At April 3, 2006
	Life	Value
Title IV Rights	Indefinite	$1,004,000
Trade name	Indefinite	913,000
Non-compete	4	428,000
Websites and curriculum	3-5	107,000
		$2,452,000

(5)       DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.5 million as of December 31, 2006.

In 2005, we reversed $800,000 of gift certificate liability. This reversal was determined based on an aging and redemption analysis that deemed the likelihood of future redemption of the certificates in question to be remote.

In 2006, we separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

As of December 31, 2005 and 2006, we have reclassified assets and liabilities held for sale to other current assets and accrued expenses, respectively.

(6)       ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2005	2006
Operative commissions	$3,675,000	$4,494,000
Minimum cruise line commissions	8,861,000	10,540,000
Payroll and bonuses	5,063,000	5,058,000
Rent	673,000	1,204,000
Other	7,708,000	8,981,000
	$25,980,000	$30,277,000

Under most of our concession agreements with cruise lines and certain of our leases with resort spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those cruise line ships. Accordingly, these guaranteed cruise line commissions (Please see Note 11) are expensed/accrued over the applicable 12-month period in accordance with the provisions of SFAS 5, "Accounting for Contingencies."

(7)       LONG-TERM DEBT:

In July 2001, we entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at London Interbank Officer Rate ("LIBOR")- based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loans were used to fund our July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. As of December 31, The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2006, we were in compliance or had received waivers related to these financial covenants.

(8)       SHAREHOLDERS' EQUITY:

During 2000, our Board of Directors authorized additional common share purchases, increasing the number of shares purchasable under the previously adopted share repurchase program to approximately 3,187,000 shares. In the fourth quarter of 2004, the Board of Directors confirmed continuation of this repurchase plan, under which we have authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In June 2005, the Board of Directors approved the purchase of an additional 1,000,000 shares in such transactions. During 2005, we purchased approximately 1,589,000 shares for a total of approximately $55.0 million. Of those shares purchased, 420,000 shares were purchased from our Chairman of the Board for approximately $15.0 million based on market price on date of purchase. In June 2006, the Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. During 2006, we purchased approximately 1,233,000 shares for a total of approximately $49.9 million.

(9)      INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2005	2006
U.S. Federal	$--	$--	$(1,430,000)
U.S. State	--	29,000	60,000
Foreign	2,912,000	3,273,000	3,618,000
	$2,912,000	$3,302,000	$2,248,000

Current	$2,912,000	$3,302,000	$3,678,000
Deferred	--	--	(1,430,000)
	$2,912,000	$3,302,000	$2,248,000

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows:

	Year Ended December 31,
	2004	2005	2006
Provision using statutory U.S. federal tax rate	$13,478,000	$15,293,000	$16,859,000
Income earned in jurisdictions not subject to income taxes	(10,403,000)	(11,781,000)	(13,984,000)
Other	(163,000)	(210,000)	(627,000)
	$2,912,000	$3,302,000	$2,248,000

The following is a summary of the significant components of our deferred tax assets and liabilities:

	December 31, 2005	December 31, 2006
Deferred tax assets:
Net operating loss carry forwards	$26,863,000	$26,070,000
Amortization	--	673,000
Interest	1,182,000	3,334,000
Accounts receivable allowances	1,022,000	1,575,000
Lease obligations	60,000	106,000
Unicap and inventory reserves	209,000	250,000
Other accruals	205,000	417,000
Total deferred tax assets	29,541,000	32,425,000

Deferred tax liabilities:
Depreciation and amortization	(1,428,000)	(2,420,000)
Stock compensation	--	(2,520,000)
Total deferred tax liabilities	(1,428,000)	(4,940,000)

	28,113,000	27,485,000
Valuation allowance	(28,113,000)	(27,817,000)
Net deferred tax asset (liability)	$--	$(332,000)

Our subsidiaries have available net operating loss carry forwards ("NOLs") of approximately $63.5 million, which are available to offset future taxable income through 2025. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the recent taxable income of our subsidiaries, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance increased (decreased) by approximately $826,000, $2,805,000 and, ($296,000) in 2004, 2005 and 2006, respectively.

We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

During 2006, we considered the impact of tax planning strategies that became available to us as a result of the acquisition of the assets of Utah College of Massage Therapy, Inc. (see Note 4), which has historically produced taxable income in the United States. As a result, we recorded a deferred tax benefit of $2.3 million to decrease the valuation allowance.

(10)       COMPREHENSIVE INCOME (LOSS):

We follow SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of our comprehensive income are as follows:

Unrealized Losses on Interest Rate Swap	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance, December 31, 2003	$(7,000)	$1,888,000	$1,881,000
Current-period activity	7,000	1,292,000	1,299,000
Balance, December 31, 2004	--	3,180,000	3,180,000
Current-period activity	--	(1,470,000)	(1,470,000)
Balance, December 31, 2005	--	1,710,000	1,710,000
Current-period activity	--	4,080,000	4,080,000
Balance, December 31, 2006	$--	$5,790,000	$5,790,000

(11)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2006, which include amounts for ships that are not yet in service:

Year	Amount
2007	$32,487,000
2008	33,132,000
2009	24,784,000
2010	12,821,000
$103,224,000

The cruise line agreements have specified terms, ranging from one to five years with an average remaining term per ship of approximately three years as of February 28, 2007. Cruise line agreements that expire within one year covered 14 of the 126 ships served by us as of February 28, 2007. These 14 ships accounted for approximately 4.8% of our 2006 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2006, 2005 and 2004, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn and Windstar) - 33.7%, 34.9% and 32.4% and Royal Caribbean (including Celebrity) - 20.8%, 22.7% and 23.9%. These companies also account for 98 of the 126 ships we served as of February 28, 2007. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely affect our financial position and results of operations.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the resorts where we operate spas. The resort spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our resort spas, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $8,966,000, $9,082,000 and $11,788,000 in rental expense under non-cancelable operating leases in 2004, 2005 and 2006, respectively. These amounts exclude amounts due for operating leases related to discontinued operations.

Minimum annual commitments under operating leases at December 31, 2006 are as follows:

Year	Amount
2007	$8,993,000
2008	8,277,000
2009	7,636,000
2010	6,742,000
2011	5,720,000
Thereafter	18,976,000
$56,344,000

(c)       Employment and Consulting Agreements -

We have entered into employment agreements with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses base salaries based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $2,523,000, $2,539,000 and $2,800,000 in compensation expense under these employment agreements in 2004, 2005 and 2006, respectively.

Future minimum annual commitments under our employment and consulting agreements at December 31, 2006 are as follows:

Year	Amount
2007	$1,492,000
2008	911,000
2009	911,000
2010	911,000
2011	176,000
$4,401,000

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

(12)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease in this new facility. The lessor for this facility is a company which is owned by some members of the family of the Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $253,000, $251,000 and $254,000 in 2004, 2005 and 2006, respectively. Future annual commitments under the lease are $270,000 for the remaining term of the lease, subject to increases in 2010 and 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2006.

(13)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of our employees. For the years ended December 31, 2004, 2005 and 2006, the aggregate contribution to the plan was $40,000, $225,000 and $181,000, respectively.

(14)       SEGMENT INFORMATION:

We follow SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer in determining how to allocate the company's resources and evaluate performance.

During 2006, we acquired UCMT, another massage therapy school, and expanded our product distribution to more third-party outlets. As a result, we operate in three reportable segments:(1) Spa Operations, which provides spa services onboard cruise ships and at resort hotels; (2) Products, which sell a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in the Other grouping include various corporate items such as unallocated overhead, intercompany pricing and eliminations.

The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

Revenues	Operating Income	Depreciation and Amortization	Capital Expenditures	Identifiable Assets

2006
Spa Operations	$382,092,000	$34,935,000	$7,186,000	$13,058,000	$155,528,000
Products	73,297,000	6,945,000	1,101,000	1,984,000	63,604,000
Schools	39,275,000	3,404,000	1,004,000	1,786,000	77,809,000
Other	(24,522,000)	1,238,000	848,000	161,000	(39,171,000)
	$470,142,000	$46,522,000	$10,139,000	$16,989,000	$257,770,000
2005
Spa Operations	$344,612,000	$29,112,000	$6,563,000	$7,573,000	$150,210,000
Products	58,393,000	7,376,000	718,000	736,000	38,816,000
Schools	17,081,000	1,129,000	310,000	1,002,000	28,224,000
Other	(22,868,000)	5,806,000	898,000	184,000	(6,601,000)
	$397,218,000	$43,423,000	$8,489,000	$9,495,000	$210,649,000
2004
Spa Operations	$297,229,000	$27,358,000	$6,571,000	$5,614,000	$138,446,000
Products	49,078,000	5,807,000	706,000	383,000	35,652,000
Schools	16,118,000	1,237,000	219,000	276,000	24,862,000
Other	(20,934,000)	3,952,000	937,000	515,000	1,058,000
	$341,491,000	$38,354,000	$8,433,000	$6,788,000	$200,018,000

Included in identifiable assets are assets held for sale. Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $38.8 million, respectively, as of December 31, 2006.

(15)       UNAUDITED QUARTERLY DATA (In thousands, except per share data):

	Fiscal Year 2005				Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$94,744	$97,772	$103,564	$101,138	$104,549	$117,226	$126,292	$122,075
Gross profit	21,097	21,069	22,565	21,877	23,669	26,168	27,805	27,984
Administrative, salary and payroll taxes	11,325	10,692	10,876	10,292	13,150	14,795	15,424	15,735
Income from continuing operations	9,096	9,564	10,901	10,838	10,581	10,779	11,390	13,170
Discontinued operations	(14)	(3)	(2)	788	225	--	--	--
Net income	9,082	9,561	10,899	11,626	10,806	10,779	11,390	13,170
Basic earnings per share	$0.51	$0.55	$0.64	$0.68	$0.62	$0.62	$0.67	$0.78
Diluted earnings per share	$0.48	$0.53	$0.61	$0.65	$0.60	$0.61	$0.66	$0.75
As a Percentage of Revenues:
Gross profit	22.2%	21.5%	21.8%	21.6%	22.6%	22.3%	22.0%	22.9%
Administrative, salary and payroll taxes	12.0%	10.9%	10.5%	10.1%	12.6%	12.6%	12.2%	12.9%
Income from continuing operations	9.6%	9.8%	10.5%	10.7%	10.1%	9.2%	9.0%	10.8%
Discontinued operations	(0.0)%	(0.0)%	(0.0)%	0.8%	0.2%	0.0%	0.0%	0.0%
Net income	9.6%	9.8%	10.5%	11.5%	10.3%	9.2%	9.0%	10.8%