Form 10-Q
period 2007-03-31
STEINER LEISURE LTD
filed 2007-05-10
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [4 ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	17,072,756 shares, as of May 4, 2007

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$38,909,000	$35,509,000
Accounts receivable, net	22,611,000	20,881,000
Accounts receivable - students, net	15,936,000	15,919,000
Inventories	27,916,000	28,529,000
Prepaid expenses and other current assets	6,732,000	7,665,000
Total current assets	112,104,000	108,503,000
PROPERTY AND EQUIPMENT, net	62,486,000	64,500,000
GOODWILL	71,639,000	71,639,000
OTHER ASSETS:
Intangible assets, net	5,865,000	5,727,000
Deferred financing costs, net	25,000	13,000
Other	5,651,000	5,995,000
Total other assets	11,541,000	11,735,000
Total assets	$257,770,000	$256,377,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,217,000	$11,258,000
Accrued expenses	30,277,000	25,435,000
Current portion of deferred rent	528,000	530,000
Current portion of deferred tuition revenue	15,679,000	18,154,000
Gift certificate liability	3,030,000	2,909,000
Income taxes payable	3,485,000	3,276,000
Total current liabilities	68,216,000	61,562,000
LONG-TERM DEFERRED RENT	5,355,000	5,248,000
LONG-TERM DEFERRED TUITION REVENUE	573,000	657,000
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,079,000 shares issued in 2006 and 22,086,000 shares issued
in 2007	221,000	221,000
Additional paid-in capital	106,218,000	108,162,000
Accumulated other comprehensive income	5,790,000	6,090,000
Retained earnings	205,625,000	216,404,000
Treasury shares, at cost, 4,688,000 shares in 2006 and 4,863,000 in 2007	(134,228,000)	(141,967,000)
Total shareholders' equity	183,626,000	188,910,000
Total liabilities and shareholders' equity	$257,770,000	$256,377,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
REVENUES:
Services	$70,946,000	$84,247,000
Products	33,603,000	39,490,000
Total revenues	104,549,000	123,737,000
COST OF REVENUES:
Cost of services	56,503,000	67,487,000
Cost of products	24,377,000	27,754,000
Total cost of revenues	80,880,000	95,241,000
Gross profit	23,669,000	28,496,000
OPERATING EXPENSES:
Administrative	5,795,000	7,862,000
Salary and payroll taxes	7,355,000	9,285,000
Total operating expenses	13,150,000	17,147,000
Income from operations	10,519,000	11,349,000
OTHER INCOME (EXPENSE):
Interest expense	(12,000)	(44,000)
Other income	925,000	569,000
Total other income (expense)	913,000	525,000
Income from continuing operations before provision for income taxes and discontinued operations	11,432,000	11,874,000
PROVISION FOR INCOME TAXES	851,000	1,095,000
Income from continuing operations before discontinued operations	10,581,000	10,779,000
INCOME FROM DISCONTINUED OPERATIONS	225,000	--
Net income	$10,806,000	$10,779,000
Income per share-basic:
Income before discontinued operations	$0.61	$0.63
Income from discontinued operations	0.01	--
	$0.62	$0.63
Income per share-diluted:
Income before discontinued operations	$0.59	$0.62
Income from discontinued operations	0.01	--
	$0.60	$0.62

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$10,806,000	$10,779,000
Income from discontinued operations	(225,000)	--
Income from continuing operations	10,581,000	10,779,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	2,309,000	2,929,000
Stock-based compensation	1,135,000	1,733,000
Provision for doubtful accounts	94,000	431,000
(Increase) decrease in:
Accounts receivable	(1,492,000)	1,353,000
Inventories	(183,000)	(582,000)
Other current assets	(727,000)	(929,000)
Other assets	(39,000)	(344,000)
Increase (decrease) in:
Accounts payable	1,237,000	(5,140,000)
Accrued expenses	(5,494,000)	(2,313,000)
Income taxes payable	841,000	(209,000)
Deferred tuition revenue	1,245,000	2,559,000
Deferred rent	(117,000)	(105,000)
Gift certificate liability	(104,000)	(121,000)
Net cash provided by operating activities of continuing operations	9,286,000	10,041,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(2,731,000)	(7,318,000)
Net cash used in investing activities of continuing operations	(2,731,000)	(7,318,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of treasury shares	$(17,120,000)	$(6,572,000)
Proceeds from share option exercises	9,578,000	210,000
Net cash used in financing activities of continuing operations	(7,542,000)	(6,362,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(132,000)	239,000
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(19,000)	--
Investing cash flows	454,000	--
Net cash provided by discontinued operations	435,000	--
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(684,000)	(3,400,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	50,707,000	38,909,000
CASH AND CASH EQUIVALENTS,
End of period	$50,023,000	$35,509,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$--	$28,000

Income taxes	$75,000	$1,262,000

At the end of March 2006 and March 2007, we purchased $5.1 million and $1.2 million of treasury shares that were not paid for until April 2006 and April 2007, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure, the "Company", "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 Consolidated Balance Sheet included herein was extracted from the December 31, 2006 audited Consolidated Balance Sheet included in our 2006 Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivable, inventories, deferred tax assets and long-lived assets and the useful lives of intangible assets and property and equipment.
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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	March 31,
	2006	2007
Finished Goods	$20,031,000	$21,386,000
Raw Materials	7,885,000	7,143,000
	$27,916,000	$28,529,000

(b)	Property and Equipment

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On January 1, 2007, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of March 31, 2007, no indicators of impairment were present which would warrant an impairment analysis prior to the next scheduled annual impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and EITF D-101.
(d)	Income Taxes

The Company files a consolidated income tax return for its United States subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. We believe that a large percentage of our shipboard income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.
(e)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains (losses), which are reflected in Administrative expenses, were approximately $111,000 and $(1,000) for the three months ended March 31, 2006 and 2007, respectively.

(f)	Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares. A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2006	2007
Income from continuing operations before
Discontinued operations	$10,581,000	$10,779,000
Income from discontinued operations	225,000	--
Net income	10,806,000	10,779,000
Income allocable to holders of
Steiner Education Group, Inc. options	(13,000)	(42,000)
Net income for diluted earnings per share	$10,793,000	$10,737,000

Weighted average shares outstanding used in
calculating basic earnings per share	17,370,000	17,023,000
Dilutive common share equivalents	589,000	364,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	17,959,000	17,387,000

Income per share-basic:
Income before discontinued operations	$0.61	$0.63
Income from discontinued operations	0.01	--
	$0.62	$0.63
Income per share-diluted:
Income before discontinued operations	$0.59	$0.62
Income from discontinued operations	0.01	--
	$0.60	$0.62
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	--	156,000

The Company issued 455,000 and 7,000 of its common shares upon the exercise of share options during the three months ended March 31, 2006 and 2007, respectively.
(g)	Stock-Based Compensation

The Company granted 110,000 stock options and 153,000 restricted shares during the quarter ended March 1, 2006. No options or restricted shares were granted during the quarter ended March 31, 2007.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $1,796,000 and $3,672,000 for the three months ended March 31, 2006 and 2007, respectively. At December 31, 2006 and March 31, 2007, the amounts of advertising costs included in prepaid expenses were not material.

(i)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return for a year in question. This interpretation became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on our 2007 consolidated financial statements for the three months ended March 31, 2007.

The Company's policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. The Company continues to recognize interest and penalties as incurred within the provision for income taxes in the Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In September 2006, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will become effective on January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 will become effective for the Company on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

(4)	ACQUISITIONS:

On April 3, 2006, we acquired the assets and certain liabilities of Utah College of Massage Therapy, Inc., which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado, and the assets of BWMI, Inc., a small affiliate thereof that offers spa products, equipment and services to UCMT students and others (those assets are referred to, collectively, as "UCMT"). We acquired UCMT to expand our School segment and to assist in its future growth. The purchase price for UCMT was approximately $28.0 million in cash, plus the post-closing payment described below. The results of operations of UCMT that we acquired are included in our results of operations for the period subsequent to April 3, 2006.

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

The results of operations of UCMT prior to the acquisition are not deemed material to the Company's results of operations. Subsequent to April 3, 2006, we paid the previous owner approximately $1,351,000 related to the finalization of a post-closing working capital adjustment. This amount was recorded as an increase to Goodwill. The intangible assets were Title IV Rights, trade name, non-compete agreements, websites and curriculum. The fair values of Title IV rights, non-compete agreements and websites were based on a discounted cash flows method, the fair value of the trade name was based on the relief from royalty method and the fair value of the curriculum was based on an estimate from our education personnel.
(5)	DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.4 million as of March 31, 2007.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	March 31,
	2006	2007

Operative commissions	$4,494,000	$3,769,000
Minimum cruise line commissions	10,540,000	4,646,000
Payroll and bonuses	5,058,000	4,530,000
Rent	1,204,000	1,211,000
Other	8,981,000	11,279,000
Total	$30,277,000	$25,435,000

(7)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provides for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. On June 30, 2005, the Company entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement were substantially the same as the former agreement, except that there was no term loan component, the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. As of March 31, 2007, there was $30.0 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2007, we were in compliance with all of these financial covenants.

(8)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2007
Net income	$10,806,000	$10,779,000
Foreign currency translation adjustments,
net of taxes	112,000	300,000
Comprehensive income	$10,918,000	$11,079,000

(9)	SHAREHOLDERS' EQUITY:

In the fourth quarter of 2004, the Board of Directors confirmed continuation of our previously approved share purchase plan under which we were authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In each of June 2005 and 2006, the Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. During the three months ended March 31, 2006, we purchased approximately 530,000 shares for approximately $22.3 million. During the three months ended March 31, 2007, we purchased approximately 176,000 shares for approximately $7.7 million.
(10)	SEGMENT INFORMATION:

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

During 2006, we acquired UCMT, which operates a massage therapy school, and expanded our product distribution to more third-party outlets. As a result, we operate in three reportable segments: (1) Spa Operations (which includes the Maritime, Resorts and Training operating units), which provides spa services onboard cruise ships and at resort hotels; (2) Products, which sell a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead, intercompany pricing and eliminations. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

Information about our segments is as follows:

	Three Months Ended March 31,
	2006	2007
Revenues:
Spa Operations	$90,277,000	$98,202,000
Products	13,759,000	19,825,000
Schools	4,939,000	11,862,000
Other	(4,426,000)	(6,152,000)
	$104,549,000	$123,737,000
Income from Operations:
Spa Operations	$8,936,000	$9,809,000
Products	1,292,000	1,147,000
Schools	535,000	908,000
Other	(244,000)	(515,000)
	$10,519,000	$11,349,000

	December 31,	March 31,
	2006	2007
Identifiable Assets:
Spa Operations	$155,528,000	$155,805,000
Products	63,604,000	63,341,000
Schools	77,809,000	69,073,000
Other	(39,171,000)	(31,842,000)
	$257,770,000	$256,377,000

Included in identifiable assets are assets held for sale. Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $38.8 million, respectively, as of both December 31, 2006 and March 31, 2007.
(11)	GEOGRAPHICAL INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which our international waters revenues relate.

	Three Months Ended March 31,
	2006	2007
Revenues:
United States	$17,460,000	$26,709,000
United Kingdom	6,357,000	8,974,000
Not connected to a country	69,256,000	78,048,000
Other	11,476,000	10,006,000
Total	$104,549,000	$123,737,000

	December 31, 2006	March 31, 2007
Property and Equipment, net
United States	$31,406,000	$31,056,000
United Kingdom	4,864,000	4,822,000
Not connected to a country	1,848,000	1,731,000
Other	24,368,000	26,891,000
Total	$62,486,000	$64,500,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Historically, a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. To the extent that our non-shipboard income increases as a percentage of our overall income, the amount of our income that will be subject to tax would increase.

We develop and sell a variety of high quality beauty products under our Elemis and La Therapie brands. We also sell products of third parties. An increasing amount of revenues have come from our sales of products through third party retail outlets, our web sites, mail order and other channels.

On April 3, 2006, we completed the acquisition of UCMT, which offers massage therapy programs similar to those offered by the other massage therapy schools we operate. The purchase price for UCMT was $28.0 million in cash, less cash on hand acquired. As a result of the UCMT acquisition, we now offer post-secondary degree and non-degree programs in massage therapy, and, in some places, skin care and related areas at the 14 campuses of our schools in Arizona, Colorado, Florida, Maryland, Pennsylvania, Nevada, Virginia, and Utah.

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

Allowance for Doubtful Accounts

We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from, or on behalf, of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience, consider other facts and circumstances, and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students when we conclude that collection is not probable.

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

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of March 31, 2007, we had unamortized goodwill and intangibles of $77.4 million. As of January 1, 2007, we performed the required annual impairment test and determined there was no impairment.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred tax assets and liabilities which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statements of Operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $27.8 million as of March 31, 2007, due to uncertainties related to our ability to utilize certain of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recent Accounting Pronouncements

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return for a year in question. This interpretation became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on our 2007 consolidated financial statements for the three months ended March 31, 2007.

The Company's policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. The Company continues to recognize interest and penalties as incurred within the provision for income taxes in the Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will become effective on January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 will become effective for the Company on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2006	2007
Revenues:
Services	67.9%	68.1%
Products	32.1	31.9
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	54.1	54.6
Cost of products	23.3	22.4
Total cost of revenues	77.4	77.0
Gross profit	22.6	23.0
Operating expenses:
Administrative	5.5	6.4
Salary and payroll taxes	7.0	7.5
Total operating expenses	12.5	13.9
Income from operations	10.1	9.1
Other income (expense):
Interest expense	(0.1)	--
Other income	0.9	0.5
Total other income (expense)	0.8	0.5
Income from continuing operations before provision for income taxes and discontinued operations	10.9	9.6
Provision for income taxes	0.8	0.9
Income from continuing operations before discontinued operations	10.1	8.7
Income from discontinued operations, net of taxes	0.2	--
Net income	10.3%	8.7%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2006 and 2007, were as follows:

	Three Months Ended March 31,		% Change
Revenue:	2006	2007
Spa Operations Segment	$90,277,000	$98,202,000	8.8%
Products Segment	$13,759,000	$19,825,000	44.1%
Schools Segment	$4,939,000	$11,862,000	140.2%

Total revenues increased approximately 18.4%, or $19.2 million, to $123.7 million in the first quarter of 2007 from $104.5 million in the first quarter of 2006. Of this increase, $13.3 million was attributable to an increase in services revenues and $5.9 million was attributable to an increase in product revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 8.8%, or $7.9 million, to $98.2 million in the first quarter of 2007 from $90.3 million in the first quarter of 2006. The increase in revenues was primarily attributable to an average of nine additional large spa ships in service in the first quarter of 2007 compared to the first quarter of 2006. This increase was partially offset by the loss of revenues related to our ceasing operations at the One&Only Palmilla Resort effective October 1, 2006. Average weekly revenues for our resorts decreased 4.9% to $26,484 in the first quarter of 2007 from $27,869 in the first quarter of 2006 due to decreased staff productivity. We had an average of 1,938 shipboard staff members in service in the first quarter of 2007 compared to an average of 1,695 shipboard staff members in service in the first quarter of 2006. Revenues per shipboard staff per day decreased by 1.1% to $455 in the first quarter of 2007 from $460 in the first quarter of 2006 primarily due to additional non-revenue producing staff on ships with large spas. Average weekly revenues for our shipboard spas increased by 4.9% to $49,443 in the first quarter of 2006 from $47,128 in the first quarter of 2006 due to increased staff productivity.

Products Segment Revenues. Product segment revenues increased approximately 44.1%, or $6.0 million to $19.8 million in the first quarter of 2007 from $13.8 million in the first quarter of 2006. This increase was primarily attributable to the expansion of our product distribution to more third party customers in 2007.

School Segment Revenues. School segment revenues increased approximately 140.2%, or $7.0 million to $11.9 million in the first quarter of 2007 from $4.9 million in the first quarter of 2006. The increase in revenues was primarily attributable to the acquisition of UCMT on April 3, 2006.

COST OF SERVICES

Cost of services increased $11.0 million from $56.5 million in the first quarter of 2006 to $67.5 million in the first quarter of 2007. Cost of services as a percentage of services revenues increased to 80.1% in the first quarter of 2007 from 79.6% in 2006. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the first quarter of 2007 as compared to the first quarter of 2006.

COST OF PRODUCTS

Cost of products increased $3.4 million from $24.4 million in the first quarter of 2006 to $27.8 million in the first quarter of 2007. Cost of products as a percentage of products revenue decreased to 70.3% in the first quarter of 2007 from 72.5% in the first quarter of 2006. This decrease was primarily attributable to an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $4.0 million from $13.1 million in the first quarter of 2006 to $17.1 million in the first quarter of 2007. Operating expenses as a percentage of revenues increased to 13.9% in the first quarter of 2007 from 12.5% in the first quarter of 2006. This increase was primarily attributable to the operations of UCMT which was acquired effective April 3, 2006 and an increase in share-based compensation expense of $598,000 related to the granting of restricted shares which were not outstanding during the first quarter of 2006.

OPERATING INCOME

Operating income of our reportable segments for the three months ended March 31, 2006 and 2007, was as follows:

	For the Three Months Ended March 31,		% Change
Operating income:	2006	2007
Spa Operations Segment	$8,936,000	$9,809,000	9.8%
Products Segment	$1,292,000	$1,147,000	(11.2%)
Schools Segment	$535,000	$908,000	69.7%

The increase in operating income in the Spa Operations segment was primarily attributable to the increase in number of facilities we operate in. The decrease in operating income in the Products segment was primarily attributable to costs incurred in connection with our retail sales activities expansion. The increase in the operating income in the Schools segment was attributable to the acquisition of UCMT on April 3, 2006.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $0.4 million from income of $0.9 million in the first quarter of 2006 to income of $0.5 million in the first quarter of 2007. This decrease was primarily attributable to the receipt of $440,000 in January 2006 of insurance proceeds related to the damage we incurred as a result of the December 2004 Asia tsunami.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.2 million from expense of $0.9 million in the first quarter of 2006 to expense of $1.1 million in the first quarter of 2007. Provision for income taxes increased to an overall effective rate of 9.2% in the first quarter of 2007 from 7.4% in the first quarter of 2006. The increase was primarily due to the recording of income tax expense related to temporary differences created by different treatment for book purposes and tax purposes, respectively, of the Company's tax deductible goodwill.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

The income from discontinued operations decreased $0.2 million from income of $0.2 million in the first quarter of 2006 to no income in the first quarter of 2007. This decrease was primarily attributable to the return to us of a certificate of deposit of ours that had been used as collateral for certain equipment used by our former day spa operations which was received in the first quarter of 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2007, net cash provided by operating activities of continuing operations was $10.0 million compared with $9.3 million for the three months ended March 31, 2006. This increase was attributable to changes in working capital items.

During the three months ended March 31, 2007, cash used in investing activities was $7.3 million compared with $2.7 million for the three months ended March 31, 2006. The increase was primarily attributable to our incurring greater capital expenditures to build out resort spa facilities during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

During the three months ended March 31, 2007, cash used in financing activities was $6.4 million compared with $7.5 million for the three months ended March 31, 2006. This decrease in cash used in financing activities was primarily attributable to the purchase of less of our common shares during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Steiner Leisure had working capital of approximately $43.9 million at December 31, 2006, compared to working capital of approximately $46.9 million at March 31, 2007.

In August 2005, we entered into an agreement to fund part of the build-out of, and to operate, a luxury spa at the Loews Miami Beach Hotel in Florida, which opened in April 2007. We estimate that our share of the build-out will be approximately $2.0 million. We have funded this build-out from working capital.

In June 2006, we entered into a new agreement with Kerzner International Bahamas Limited to continue to operate the luxury spas at the Atlantis and One&Only Ocean Club resorts, both on Paradise Island in the Bahamas. Under this agreement, we will operate our spa at Atlantis within a new 30,000 square foot facility that opened in April 2007. We have agreed to contribute $15.6 million toward the construction and fitting out of the new spa facility. We have funded, and anticipate continuing to fund this build-out from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their underperformance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.4 million as of March 31, 2007 under these assigned leases to the extent the assignees fail to make their rental payments.

During 2006, we purchased 1,233,000 of our common shares for a total of approximately $49.9 million. During the three months ended March 31, 2007, we purchased 176,000 shares for a total of approximately $7.7 million. All of these purchases were funded from our working capital. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan in the future.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the term loan were used to fund our 2001 spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Borrowings under the credit agreement are secured by substantially all of our assets and bear interest primarily at LIBOR-based rates plus a spread that is dependent upon our financial performance. As of March 31, 2007, there was $30.0 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2007, we were in compliance or had received waivers related to these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

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

    the ability of the resort operators under certain of our resort spa agreements to terminate those agreements under certain circumstances, such as occurred effective October 1, 2006, when the operator of the One&Only Palmilla resort in Los Cabos, Mexico exercised its option to buy out the remaining term of our agreement at this resort;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for 2006 filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2007, we had a revolving line of credit in place, though we had no outstanding borrowings under that credit facility or otherwise. To the extent we have outstanding borrowings from time to time, Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the British Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the British pound sterling to the United States dollar as of March 31, 2007 would not have had a material effect on the Company's results of operations or financial position.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of March 31, 2007.

There has been no change over internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the first quarter 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2007.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2007	16,377	$45.26	1,100	477,700
February 1 - February 28, 2007	--	--	--	477,700
March 1 - March 31, 2007	159,295	43.93	156,400	321,300

(1) On June 23, 2006, we announced our Board's authorization to purchase up to an additional 1,000,000 common shares in the open market as such time as management deemed appropriate, subject to compliance with certain financial parameters. That authorization represented an expansion of the share repurchase plan approved by our board of directors in 1998 and expanded to several increments up to 4,187,250.

During January and March 2007, in connection with employee-related transactions outside of the share repurchase program, 15,277 and 2,895 shares, respectively, were surrendered by employees of the Company in connection with the vesting of restricted shares and used by the Company to satisfy of employee federal income tax withholding obligations which arose upon the vesting of such restricted shares.

(2) Includes commissions paid.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Robert H. Lazar
Robert H. Lazar Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.