Form 10-Q
period 2007-06-30
STEINER LEISURE LTD
filed 2007-08-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [4 ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,936,057 shares, as of July 31, 2007

STEINER LEISURE LIMITED

INDEX

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$38,909,000	$42,082,000
Accounts receivable, net	22,611,000	21,285,000
Accounts receivable - students, net	15,936,000	14,727,000
Inventories	27,916,000	29,030,000
Prepaid expenses and other current assets	6,732,000	9,191,000
Total current assets	112,104,000	116,315,000
PROPERTY AND EQUIPMENT, net	62,486,000	68,181,000
GOODWILL	71,639,000	71,797,000
OTHER ASSETS:
Intangible assets, net	5,865,000	5,588,000
Other	5,676,000	16,522,000
Total other assets	11,541,000	22,110,000
Total assets	$257,770,000	$278,403,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,217,000	$10,059,000
Accrued expenses	30,277,000	29,189,000
Current portion of deferred rent	528,000	1,075,000
Current portion of deferred tuition revenue	15,679,000	14,968,000
Gift certificate liability	3,030,000	2,945,000
Income taxes payable	3,485,000	3,475,000
Total current liabilities	68,216,000	61,711,000
LONG-TERM DEFERRED RENT	5,355,000	12,443,000
LONG-TERM DEFERRED TUITION REVENUE	573,000	665,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,079,000 shares issued in 2006 and 22,135,000 shares issued
in 2007	221,000	221,000
Additional paid-in capital	106,218,000	110,876,000
Accumulated other comprehensive income	5,790,000	7,113,000
Retained earnings	205,625,000	227,966,000
Treasury shares, at cost, 4,688,000 shares in 2006 and 4,877,000
shares in 2007	(134,228,000)	(142,592,000)
Total shareholders' equity	183,626,000	203,584,000
Total liabilities and shareholders' equity	$257,770,000	$278,403,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
REVENUES:
Services	$79,871,000	$86,569,000	$150,817,000	$170,816,000
Products	37,355,000	43,270,000	70,958,000	82,760,000
Total revenues	117,226,000	129,839,000	221,775,000	253,576,000
COST OF REVENUES:
Cost of services	63,427,000	69,497,000	119,930,000	136,984,000
Cost of products	27,631,000	30,962,000	52,008,000	58,716,000
Total cost of revenues	91,058,000	100,459,000	171,938,000	195,700,000
Gross profit	26,168,000	29,380,000	49,837,000	57,876,000
OPERATING EXPENSES:
Administrative	6,393,000	7,647,000	12,188,000	15,509,000
Salary and payroll taxes	8,402,000	9,355,000	15,757,000	18,640,000
Total operating expenses	14,795,000	17,002,000	27,945,000	34,149,000
Income from operations	11,373,000	12,378,000	21,892,000	23,727,000
OTHER INCOME (EXPENSE):
Interest expense	(73,000)	(104,000)	(85,000)	(148,000)
Other income	344,000	386,000	1,269,000	955,000
Total other income (expense)	271,000	282,000	1,184,000	807,000
Income from continuing operations before provision for income taxes and discontinued operations	11,644,000	12,660,000	23,076,000	24,534,000
PROVISION FOR INCOME TAXES	865,000	1,098,000	1,716,000	2,193,000
Income from continuing operations before discontinued operations	10,779,000	11,562,000	21,360,000	22,341,000
INCOME FROM DISCONTINUED OPERATIONS, net of taxes	--	--	225,000	--
Net income	$10,779,000	$11,562,000	$21,585,000	$22,341,000
Income per share-basic:
Income before discontinued operations	$0.62	$0.68	$1.23	$1.32
Income from discontinued operations	--	--	0.01	--
	$0.62	$0.68	$1.24	$1.32
Income per share-diluted:
Income before discontinued operations	$0.61	$0.67	$1.20	$1.28
Income from discontinued operations	--	--	0.01	--
	$0.61	$0.67	$1.21	$1.28

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$21,585,000	$22,341,000
Income from discontinued operations	(225,000)	--
Income from continuing operations	21,360,000	22,341,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,876,000	5,831,000
Stock-based compensation	2,481,000	3,474,000
Provision for doubtful accounts	467,000	1,043,000
(Increase) decrease in:
Accounts receivable	(622,000)	2,143,000
Inventories	(1,759,000)	(786,000)
Prepaid expenses and other current assets	(1,338,000)	(2,418,000)
Other assets	730,000	(10,837,000)
Increase (decrease) in:
Accounts payable	606,000	(5,276,000)
Accrued expenses	(2,482,000)	(3,189,000)
Income taxes payable	764,000	(38,000)
Deferred tuition revenue	(1,517,000)	(619,000)
Deferred rent	(208,000)	7,635,000
Gift certificate liability	(61,000)	(85,000)
Net cash provided by operating activities of continuing operations	23,297,000	19,219,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(5,070,000)	(9,078,000)
Acquisitions, net of cash acquired	(23,497,000)	(158,000)
Net cash used in investing activities of continuing operations	(28,567,000)	(9,236,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007

(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of treasury shares	$(28,856,000)	$(8,364,000)
Proceeds from share option exercises	15,630,000	1,183,000
Debt issuance costs	--	(32,000)
Net cash used in financing activities of continuing operations	(13,226,000)	(7,213,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(167,000)	403,000
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(22,000)	--
Investing cash flows	454,000	--
Net cash provided by discontinued operations	432,000	--
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(18,231,000)	3,173,000
CASH AND CASH EQUIVALENTS,
Beginning of period	50,707,000	38,909,000
CASH AND CASH EQUIVALENTS,
End of period	$32,476,000	$42,082,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$73,000	$85,000

Income taxes	$891,000	$2,298,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 Consolidated Balance Sheet included herein was extracted from the December 31, 2006 audited Consolidated Balance Sheet included in our 2006 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	June 30,
	2006	2007
Finished goods	$20,031,000	$21,899,000
Raw materials	7,885,000	7,131,000
	$27,916,000	$29,030,000

(b)	Property and Equipment

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On January 1, 2007, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of June 30, 2007, no indicators of impairment were present which would warrant an impairment analysis prior to the next scheduled annual impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.
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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains, which are reflected in Administrative expenses, were approximately $129,000 and $125,000 for the three months ended June 30, 2006 and 2007, respectively, and approximately $240,000 and $124,000 for the six months ended June 30, 2006 and 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Income from continuing operations before discontinued operations	$10,779,000	$11,562,000	$21,360,000	$22,341,000
Income from discontinued operations	--	--	225,000	--
Net income	10,779,000	11,562,000	21,585,000	22,341,000
Income allocable to holders of Steiner Education Group, Inc. options	(27,000)	(20,000)	(46,000)	(63,000)
Net income for diluted earnings per share	$10,752,000	$11,542,000	$21,539,000	$22,278,000

Weighted average shares outstanding used in calculating basic earnings per share	17,329,000	16,917,000	17,350,000	16,970,000
Dilutive common share equivalents	445,000	411,000	516,000	387,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	17,774,000	17,328,000	17,866,000	17,357,000

Income per share-basic:
Income before discontinued operations	$0.62	$0.68	$1.23	$1.32
Income from discontinued operations	--	--	0.01	--
	$0.62	$0.68	$1.24	$1.32

Income per share-diluted
Income before discontinued operations	$0.61	$0.67	$1.20	$1.28
Income from discontinued operations	--	--	0.01	--
	$0.61	$0.67	$1.21	$1.28

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	--	16,000	--	16,000

The Company issued 227,000 and 34,000 of its common shares upon the exercise of share options during the three months ended June 30, 2006 and 2007, respectively, and issued 682,000 and 41,000 common shares upon the exercise of share options during the six months ended June 30, 2006 and 2007, respectively.

(g)	Stock-Based Compensation

The Company granted approximately 110,000 share options during the three months ended June 30, 2006. No share options were granted during the three months ended June 30, 2007. The Company granted approximately 110,000 share options during the six months ended June 30, 2006. No share options were granted during the six months ended June 30, 2007

The Company granted approximately 7,000 and 16,000 restricted shares during the three months ended June 30, 2006 and 2007, respectively, and approximately 160,000 and 16,000 restricted shares during the six months ended June 30, 2006 and 2007, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $2,967,000 and $3,309,000 for the three months ended June 30, 2006 and 2007, respectively, and approximately $4,763,000 and $6,981,000 for the six months ended June 30, 2006 and 2007, respectively. At December 31, 2006 and June 30, 2007, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return for a year in question. This interpretation became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on our 2007 consolidated financial statements for the six months ended June 30, 2007.

The Company's policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. The Company continues to recognize interest and penalties as incurred within the provision for income taxes in the Unaudited Condensed Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In September 2006, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective on January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

(j)	Revenue Recognition

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(4)	DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.3 million as of June 30, 2007.
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	June 30,
	2006	2007

Operative commissions	$4,494,000	$3,741,000
Minimum cruise line commissions	10,540,000	5,598,000
Payroll and bonuses	5,058,000	4,544,000
Rent	1,204,000	1,026,000
Spa build-outs	3,628,000	5,657,000
Other	5,353,000	8,623,000
Total	$30,277,000	$29,189,000

(6)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. On June 30, 2005, the Company entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement were substantially the same as the former agreement, except that there was no term loan component, the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into an amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a second amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of June 30, 2007, there was $30 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2007, we were in compliance with all of these financial covenants.

(7)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$10,779,000	$11,562,000	$21,585,000	$22,341,000
Foreign currency translation adjustments, net of taxes	1,117,000	1,023,000	1,229,000	1,323,000
Comprehensive income	$11,896,000	$12,585,000	$22,814,000	$23,664,000

(8)	SHAREHOLDERS' EQUITY:

In the fourth quarter of 2004, the Board of Directors confirmed continuation of our previously approved share purchase plan under which we were authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In each of June 2005 and 2006, the Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. In July 2007, the Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions. During the six months ended June 30, 2006, we purchased approximately 697,000 shares for approximately $28.9 million. During the six months ended June 30, 2007, we purchased approximately 190,000 shares for approximately $8.4 million.
(9)	SEGMENT INFORMATION:

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

Information about our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Spa Operations	$95,037,000	$103,242,000	$185,314,000	$201,444,000
Products	18,072,000	22,762,000	31,831,000	42,587,000
Schools	10,927,000	11,295,000	15,866,000	23,157,000
Other	(6,810,000)	(7,460,000)	(11,236,000)	(13,612,000)
Total	$117,226,000	$129,839,000	$221,775,000	$253,576,000
Income (loss) from Operations:
Spa Operations	$8,913,000	$9,681,000	$17,849,000	$19,490,000
Products	1,579,000	2,113,000	2,871,000	3,260,000
Schools	642,000	688,000	1,177,000	1,596,000
Other	239,000	(104,000)	(5,000)	(619,000)
Total	$11,373,000	$12,378,000	$21,892,000	$23,727,000

	December 31,	June 30,
	2006	2007
Identifiable Assets:
Spa Operations	$155,528,000	$168,952,000
Products	63,604,000	76,937,000
Schools	77,809,000	64,550,000
Other	(39,171,000)	(32,036,000)
Total	$257,770,000	$278,403,000

Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $38.8 million, respectively, as of December 31, 2006 and $32.6 million, $0.2 million and $39.0 million, respectively, as of June 30, 2007.
(10)	GEOGRAPHICAL INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which our international waters revenues relate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
United States	$24,441,000	$26,091,000	$41,901,000	$52,800,000
United Kingdom	7,790,000	9,919,000	14,147,000	18,894,000
Not connected to a country	74,252,000	83,085,000	143,508,000	161,132,000
Other	10,743,000	10,744,000	22,219,000	20,750,000
Total	$117,226,000	$129,839,000	$221,775,000	$253,576,000

	December 31,	June 30,
	2006	2007
Property and Equipment, net
United States	$31,406,000	$30,677,000
United Kingdom	4,864,000	5,337,000
Not connected to a country	1,848,000	1,904,000
Other	24,368,000	30,263,000
Total	$62,486,000	$68,181,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In April 2006, we completed the acquisition of the assets of Utah College of Massage Therapy and a related business. The schools business we operate with those assets is referred to in this report as "UCMT." UCMT offers massage therapy programs similar to those offered by the other massage therapy schools we operate. The purchase price for UCMT was $28.0 million in cash, less cash on hand acquired. As a result of the UCMT acquisition, we now offer post-secondary degree and non-degree programs in massage therapy, and, in some places, skin care and related areas at the 14 campuses of our schools in Arizona, Colorado, Florida, Maryland, Pennsylvania, Nevada, Virginia, and Utah.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for 2006 filed with the Securities and Exchange Commission. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

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

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of June 30, 2007, we had unamortized goodwill and intangibles of $77.4 million. As of January 1, 2007, we performed the required annual impairment test and determined there was no impairment.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred tax assets and liabilities which are included in Unaudited Condensed Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Unaudited Condensed Statements of Operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $27.8 million as of June 30, 2007, due to uncertainties related to our ability to utilize certain of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

Recent Accounting Pronouncements

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return for a year in question. This interpretation became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

The Company's policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. The Company continues to recognize interest and penalties as incurred within the provision for income taxes in the Unaudited Condensed Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective on January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Services	68.1%	66.7%	68.0%	67.4%
Products	31.9	33.3	32.0	32.6
Total revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of services	54.1	53.5	54.1	54.0
Cost of products	23.6	23.9	23.5	23.2
Total cost of revenues	77.7	77.4	77.6	77.2
Gross profit	22.3	22.6	22.4	22.8
Operating expenses:
Administrative	5.5	5.9	5.5	6.1
Salary and payroll taxes	7.1	7.2	7.1	7.3
Total operating expenses	12.6	13.1	12.6	13.4
Income from operations	9.7	9.5	9.8	9.4
Other income (expense):
Interest expense	(0.1)	(0.1)	--	(0.1)
Other income	0.3	0.3	0.6	0.4
Total other income (expense)	0.2	0.2	0.6	0.3
Income from continuing operations before provision for income taxes and discontinued operations	9.9	9.7	10.4	9.7
Provision for income taxes	0.7	0.8	0.8	0.9
Income from continuing operations before discontinued operations	9.2	8.9	9.6	8.8
Income from discontinued operations, net of taxes	--	--	0.1	--
Net income	9.2%	8.9%	9.7%	8.8%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2006 and 2007, were as follows:

	Three Months Ended June 30,		% Change
Revenue:	2006	2007
Spa Operations Segment	$95,037,000	$103,242,000	8.6%
Products Segment	18,072,000	22,762,000	26.0%
Schools Segment	10,927,000	11,295,000	3.4%
Other	(6,810,000)	(7,460,000)	N/A
Total	$117,226,000	$129,839,000	10.8%

Total revenues increased approximately 10.8%, or $12.6 million, to $129.8 million in the second quarter of 2007 from $117.2 million in the second quarter of 2006. Of this increase, $6.7 million was attributable to an increase in services revenues and $5.9 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 8.6%, or $8.2 million, to $103.2 million in the second quarter of 2007 from $95.0 million in the second quarter of 2006. The increase in revenues was primarily attributable to an average of seven additional large spa ships in service in the second quarter of 2007 compared to the second quarter of 2006. This increase was partially offset by the loss of revenues related to our ceasing operations at the One&Only Palmilla Resort effective October 1, 2006. Average weekly revenues for our resorts decreased 1.5% to $26,209 in the second quarter of 2007 from $26,608 in the second quarter of 2006 due to decreased staff productivity. We had an average of 1,967 shipboard staff members in service in the second quarter of 2007 compared to an average of 1,771 shipboard staff members in service in the second quarter of 2006. Revenues per shipboard staff per day increased by 1.1% to $473 in the second quarter of 2007 from $468 in the second quarter of 2006 primarily due to increased staff productivity. Average weekly revenues for our shipboard spas increased by 5.8% to $51,359 in the second quarter of 2007 from $48,549 in the second quarter of 2006, due also to increased staff productivity.

Products Segment Revenues. Products segment revenues increased approximately 26.0%, or $4.7 million to $22.8 million in the second quarter of 2007 from $18.1 million in the second quarter of 2006. This increase was primarily attributable to the expansion of our product distribution to more third party retail outlets in 2007.

Schools Segment Revenues. Schools segment revenues increased approximately 3.4%, or $0.4 million to $11.3 million in the second quarter of 2007 from $10.9 million in the second quarter of 2006. The increase in revenues was primarily attributable to increased enrollments at certain of our campuses.

COST OF SERVICES

Cost of services increased $6.1 million from $63.4 million in the second quarter of 2006 to $69.5 million in the second quarter of 2007. Cost of services as a percentage of services revenues increased to 80.3% in the second quarter of 2007 from 79.4% in 2006. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the second quarter of 2007 as compared to the second quarter of 2006. This increase was partially offset by increased staff productivity.

COST OF PRODUCTS

Cost of products increased $3.4 million from $27.6 million in the second quarter of 2006 to $31.0 million in the second quarter of 2007. Cost of products as a percentage of products revenue decreased to 71.6% in the second quarter of 2007 from 74.0% in the second quarter of 2006. This decrease was primarily attributable to an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $2.2 million from $14.8 million in the second quarter of 2006 to $17.0 million in the second quarter of 2007. Operating expenses as a percentage of revenues increased to 13.1% in the second quarter of 2007 from 12.6% in the second quarter of 2006. This increase was primarily attributable to the increase in share-based compensation expense of $399,000 related to the granting of restricted shares which were not outstanding during the second quarter of 2006 and various costs incurred to support our new retail product initiatives.

OPERATING INCOME

Operating income of our reportable segments for the three months ended June 30, 2006 and 2007, was as follows:

	For the Three Months Ended June 30,		% Change
Operating income:	2006	2007
Spa Operations Segment	$8,913,000	$9,681,000	8.6%
Products Segment	1,579,000	2,113,000	33.8%
Schools Segment	642,000	688,000	7.2%
Other	239,000	(104,000)	N/A
Total	$11,373,000	$12,378,000	8.8%

The increase in operating income in the Spa Operations segment was primarily attributable to the increase in number of facilities in which we operated in the second quarter of 2007, compared to the second quarter of 2006. The increase in operating income in the Products segment was primarily attributable to increased revenues. The increase in the operating income in the Schools segment was attributable to an increase in the number of students enrolled in certain of our campuses in the second quarter of 2007 compared with the second quarter of 2006.

OTHER INCOME (EXPENSE)

Other income (expense) remained constant at income of $0.3 million in the second quarter of 2006 and the second quarter of 2007.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.2 million from expense of $0.9 million in the second quarter of 2006 to expense of $1.1 million in the second quarter of 2007. Provision for income taxes increased to an overall effective rate of 8.7% in the second quarter of 2007 from 7.4% in the second quarter of 2006. The increase was primarily due to the recording of income tax expense related to temporary differences created by different treatment for book purposes and tax purposes, respectively, of the Company's tax deductible goodwill.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2006 and 2007, were as follows:

	Six Months Ended June 30,		% Change
Revenue:	2006	2007
Spa Operations Segment	$185,314,000	$201,444,000	8.7%
Products Segment	31,831,000	42,587,000	33.8%
Schools Segment	15,866,000	23,157,000	46.0%
Other	(11,236,000)	(13,612,000)	N/A
Total	$221,775,000	$253,576,000	14.3%

Total revenues increased approximately 14.3%, or $31.8 million, to $253.6 million in the six months ended June 30, 2007 from $221.8 million in the six months ended June 30, 2006. Of this increase, $20.0 million was attributable to an increase in services revenues and $11.8 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 8.7%, or $16.1 million, to $201.4 million in the six months ended June 30, 2007 from $185.3 million in the six months ended June 30, 2006. The increase in revenues was primarily attributable to an average of seven additional large spa ships in service in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was partially offset by the loss of revenues related to our ceasing operations at the One&Only Palmilla Resort effective October 1, 2006. Average weekly revenues for our resorts decreased 2.8% to $26,346 in the six months ended June 30, 2007 from $27,072 in the six months ended June 30, 2006 due to decreased staff productivity. We had an average of 1,953 shipboard staff members in service in the six months ended June 30, 2007 compared to an average of 1,733 shipboard staff members in service in the six months ended June 30, 2006. Revenues per shipboard staff per day was $464 in both the six months ended June 30, 2007 and 2006. Average weekly revenues for our shipboard spas increased by 5.3% to $50,413 in the six months ended June 30, 2007 from $47,853 in the six months ended June 30, 2006, primarily due to increased staff productivity.

Products Segment Revenues. Products segment revenues increased approximately 33.8%, or $10.8 million to $42.6 million in the six months ended June 30, 2007 from $31.8 million in the six months ended June 30, 2006. This increase was primarily attributable to the expansion of our product distribution to more third party retail outlets in 2007.

Schools Segment Revenues. Schools segment revenues increased approximately 46.0%, or $7.3 million to $23.2 million in the six months ended June 30, 2007 from $15.9 million in the six months ended June 30, 2006. The increase in revenues was primarily attributable to the acquisition of UCMT in April 2006.

COST OF SERVICES

Cost of services increased $17.1 million from $119.9 million in the six months ended June 30, 2006 to $137.0 million in the six months ended June 30, 2007. Cost of services as a percentage of services revenues increased to 80.2% in the six months ended June 30, 2007 from 79.5% in 2006. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase was partially offset by increased staff productivity.

COST OF PRODUCTS

Cost of products increased $6.7 million from $52.0 million in the six months ended June 30, 2006 to $58.7 million in the six months ended June 30, 2007. Cost of products as a percentage of products revenue decreased to 70.9% in the six months ended June 30, 2007 from 73.3% in the six months ended June 30, 2006. This decrease was primarily attributable to an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $6.2 million from $27.9 million in the six months ended June 30, 2006 to $34.1 million in the six months ended June 30, 2007. Operating expenses as a percentage of revenues increased to 13.4% in the six months ended June 30, 2007 from 12.6% in the six months ended June 30, 2006. This increase was primarily attributable to the operations of UCMT, which was acquired in April 2006, and an increase in share-based compensation expense of $997,000 related to the granting of restricted shares which were not outstanding during the six months ended June 30, 2006.

OPERATING INCOME

Operating income of our reportable segments for the six months ended June 30, 2006 and 2007, was as follows:

	For the Six Months Ended June 30,		% Change
Operating income:	2006	2007
Spa Operations Segment	$17,849,000	$19,490,000	9.2%
Products Segment	2,871,000	3,260,000	13.5%
Schools Segment	1,177,000	1,596,000	35.6%
Other	(5,000)	(619,000)	N/A
Total	$21,892,000	$23,727,000	8.4%

The increase in operating income in the Spa Operations segment was primarily attributable to the increase in the number of facilities in which we operated during the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase in operating income in the Products segment was primarily attributable to increased revenues. The increase in the operating income in the Schools segment was attributable to the acquisition of UCMT in April 2006.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $0.4 million from income of $1.2 million in the six months ended June 30, 2006 to income of $0.8 million in the six months ended June 30, 2007. This decrease was primarily attributable to the receipt of $440,000 in January 2006 of insurance proceeds related to the damage we incurred as a result of the December 2004 Asia tsunami.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.5 million from expense of $1.7 million in the six months ended June 30, 2006 to expense of $2.2 million in the six months ended June 30, 2007. Provision for income taxes increased to an overall effective rate of 8.9% in the six months ended June 30, 2007 from 7.4% in the six months ended June 30, 2006. The increase was primarily due to the recording of income tax expense related to temporary differences created by different treatment for book purposes and tax purposes, respectively, of the Company's tax deductible goodwill.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

The income from discontinued operations decreased $0.2 million from income of $0.2 million in the six months ended June 30, 2006 to no income in the six months ended June 30, 2007. This decrease was primarily attributable to the return to us of our certificate of deposit that had been used as collateral for certain equipment used by our former day spa operations, which was received in the six months ended June 30, 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2007, net cash provided by operating activities of continuing operations was $19.2 million compared with $23.3 million for the six months ended June 30, 2006. This decrease was attributable to changes in working capital items.

During the six months ended June 30, 2007, cash used in investing activities was $9.2 million compared with $28.6 million for the six months ended June 30, 2006. The decrease was primarily attributable to the acquisition of UCMT in April 2006.

During the six months ended June 30, 2007, cash used in financing activities was $7.2 million compared with $13.2 million for the six months ended June 30, 2006. This decrease in cash used in financing activities was primarily attributable to the purchase of fewer of our common shares during the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

Steiner Leisure had working capital of approximately $43.9 million at December 31, 2006, compared to working capital of approximately $54.6 million at June 30, 2007.

In June 2006, we entered into a new agreement with Kerzner International Bahamas Limited to continue to operate the luxury spas at the Atlantis and One&Only Ocean Club resorts, both on Paradise Island in the Bahamas. Under this agreement, we will operate our spa at Atlantis within a new 30,000 square foot facility that opened in April 2007. We have agreed to contribute $15.6 million toward the construction and fitting out of the new spa facility. We have funded, and anticipate continuing to fund, this build-out from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated, due to their underperformance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.3 million as of June 30, 2007 under these assigned leases to the extent the assignees fail to make their rental payments.

Financing Activities

During 2006, we purchased 1,233,000 of our common shares for a total of approximately $49.9 million. During the six months ended June 30, 2007, we purchased 190,000 shares for a total of approximately $8.4 million. All of these purchases were funded from our working capital. In July 2007, our Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan in the future.

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the term loan were used to fund our 2001 spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Effective June 28, 2007, we entered into a second amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of June 30, 2007, there was $30.0 million available under the revolving facility. Borrowings under the credit agreement bear interest primarily at LIBOR-based rates plus a spread that is dependent upon our financial performance.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2007, we were in compliance or had received waivers related to these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession or high inflation, particularly in North America, where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. A recurrence of the softness of the economy in North America that occurred a few years ago and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may issue "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding:

    our future financial results;
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
    our ability to increase sales of our products and to increase the retail distribution of our products; and
    the profitability of one or more of our business segments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2007, we had a revolving line of credit in place, though we had no outstanding borrowings under that credit facility or otherwise. To the extent we have outstanding borrowings from time to time, Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the British Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the British pound sterling to the United States dollar as of June 30, 2007 would not have had a material effect on the Company's results of operations or financial position.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of June 30, 2007.

There has been no change over internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the first and second quarters of 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2007.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2007	14,200	$43.98	14,200	307,100
May 1 - May 31, 2007	--	--	--	307,100
June 1 - June 30, 2007	--	--	--	307,100

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

(2) Includes commissions paid.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Steiner Leisure (the "Annual Meeting") was held on June 13, 2007.  At the Annual Meeting, the matters described below were considered and voted upon:

Cynthia R. Cohen and Charles D. Finkelstein were elected as Class II directors of the Company.  The votes cast with respect to the election of Ms. Cohen and Mr. Finkelstein were as follows:  15,219,607 shares were voted "for" Ms. Cohen and 15,518,817 shares were voted "for" Mr. Finkelstein.  There were no votes cast "against" either of the nominees.  There were 395,067 votes withheld for Ms. Cohen and 95,857 votes withheld for Mr. Finkelstein.  The following directors' terms of office continued after the Annual Meeting: Clive E. Warshaw, Leonard I. Fluxman, Michele Steiner Warshaw, David S. Harris and Steven J. Preston

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for 2007 was approved based on the following vote:  15,600,586 shares were voted "for," 8,420 shares were voted "against," there were 5,668 abstentions and there were no broker non-votes.

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

Dated: August 9, 2007

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