Form 10-Q
period 2007-09-30
STEINER LEISURE LTD
filed 2007-11-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [4 ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Shares, par value (U.S.) $.01 per share	16,108,718 shares, as of October 29, 2007

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2007
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$38,909,000	$22,210,000
Accounts receivable, net	22,611,000	21,317,000
Accounts receivable - students, net	15,936,000	18,051,000
Inventories	27,916,000	33,803,000
Prepaid expenses and other current assets	6,732,000	9,757,000
Total current assets	112,104,000	105,138,000
PROPERTY AND EQUIPMENT, net	62,486,000	67,128,000
GOODWILL	71,639,000	71,889,000
OTHER ASSETS:
Intangible assets, net	5,865,000	5,450,000
Other	5,676,000	15,446,000
Total other assets	11,541,000	20,896,000
Total assets	$257,770,000	$265,051,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,217,000	$14,332,000
Accrued expenses	30,277,000	33,010,000
Current portion of deferred rent	528,000	1,077,000
Current portion of deferred tuition revenue	15,679,000	16,428,000
Gift certificate liability	3,030,000	2,894,000
Income taxes payable	3,485,000	3,854,000
Total current liabilities	68,216,000	71,595,000
LONG-TERM DEFERRED RENT	5,355,000	12,194,000
LONG-TERM DEFERRED TUITION REVENUE	573,000	1,030,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,079,000 shares issued in 2006 and 22,229,000 shares issued
in 2007	221,000	222,000
Additional paid-in capital	106,218,000	115,493,000
Accumulated other comprehensive income	5,790,000	7,913,000
Retained earnings	205,625,000	239,339,000
Treasury shares, at cost, 4,688,000 shares in 2006 and 5,803,000
shares in 2007	(134,228,000)	(182,735,000)
Total shareholders' equity	183,626,000	180,232,000
Total liabilities and shareholders' equity	$257,770,000	$265,051,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
REVENUES:
Services	$85,942,000	$92,682,000	$236,759,000	$263,498,000
Products	40,350,000	47,749,000	111,308,000	130,509,000
Total revenues	126,292,000	140,431,000	348,067,000	394,007,000
COST OF REVENUES:
Cost of services	68,586,000	75,269,000	188,516,000	212,253,000
Cost of products	29,901,000	35,185,000	81,909,000	93,901,000
Total cost of revenues	98,487,000	110,454,000	270,425,000	306,154,000
Gross profit	27,805,000	29,977,000	77,642,000	87,853,000
OPERATING EXPENSES:
Administrative	6,903,000	8,332,000	19,091,000	23,841,000
Salary and payroll taxes	8,521,000	9,452,000	24,278,000	28,092,000
Total operating expenses	15,424,000	17,784,000	43,369,000	51,933,000
Income from operations	12,381,000	12,193,000	34,273,000	35,920,000
OTHER INCOME (EXPENSE):
Interest expense	(164,000)	(132,000)	(249,000)	(280,000)
Other income	340,000	397,000	1,609,000	1,352,000
Total other income (expense)	176,000	265,000	1,360,000	1,072,000
Income from continuing operations before provision for income taxes and discontinued operations	12,557,000	12,458,000	35,633,000	36,992,000
PROVISION FOR INCOME TAXES	1,167,000	1,085,000	2,883,000	3,278,000
Income from continuing operations before discontinued operations	11,390,000	11,373,000	32,750,000	33,714,000
INCOME FROM DISCONTINUED OPERATIONS, net of taxes	--	--	225,000	--
Net income	$11,390,000	$11,373,000	$32,975,000	$33,714,000
Income per share-basic:
Income before discontinued operations	$0.67	$0.69	$1.91	$2.00
Income from discontinued operations	--	--	0.01	--
	$0.67	$0.69	$1.92	$2.00
Income per share-diluted:
Income before discontinued operations	$0.66	$0.68	$1.85	$1.96
Income from discontinued operations	--	--	0.01	--
	$0.66	$0.68	$1.86	$1.96

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$32,975,000	$33,714,000
Income from discontinued operations	(225,000)	--
Income from continuing operations	32,750,000	33,714,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,943,000	9,095,000
Stock-based compensation	3,894,000	5,232,000
Provision for doubtful accounts	1,036,000	1,932,000
(Increase) decrease in:
Accounts receivable	(5,399,000)	(1,305,000)
Inventories	(3,741,000)	(5,197,000)
Prepaid expenses and other current assets	(1,868,000)	(2,935,000)
Other assets	808,000	(9,747,000)
Increase (decrease) in:
Accounts payable	2,645,000	(1,223,000)
Accrued expenses	80,000	4,031,000
Income taxes payable	1,026,000	305,000
Deferred tuition revenue	641,000	1,206,000
Deferred rent	(718,000)	7,388,000
Gift certificate liability	(169,000)	(136,000)
Net cash provided by operating activities of continuing operations	38,928,000	42,360,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(9,963,000)	(14,480,000)
Acquisitions, net of cash acquired	(23,763,000)	(250,000)
Net cash used in investing activities of continuing operations	(33,726,000)	(14,730,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Borrowings under revolving line of credit	$23,000,000	$10,000,000
Payments under revolving line of credit	(23,000,000)	(10,000,000)
Purchase of treasury shares	(48,023,000)	(48,507,000)
Proceeds from share option exercises	16,002,000	4,043,000
Debt issuance costs	--	(92,000)
Net cash used in financing activities of continuing operations	(32,021,000)	(44,556,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(120,000)	227,000
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(22,000)	--
Investing cash flows	454,000	--
Net cash provided by discontinued operations	432,000	--
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(26,507,000)	(16,699,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	50,707,000	38,909,000
CASH AND CASH EQUIVALENTS,
End of period	$24,200,000	$22,210,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$249,000	$280,000

Income taxes	$1,318,000	$3,003,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 Consolidated Balance Sheet included herein was extracted from the December 31, 2006 audited Consolidated Balance Sheet included in our 2006 Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivable - students, inventories, deferred tax assets, long-lived assets and goodwill and the useful lives of intangible assets and property and equipment.
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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	September 30,
	2006	2007
Finished goods	$20,031,000	$23,168,000
Raw materials	7,885,000	10,635,000
	$27,916,000	$33,803,000

(b)	Property and Equipment

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On January 1, 2007, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of September 30, 2007, no indicators of impairment were present which would warrant an impairment analysis prior to the next scheduled annual impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.
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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains (losses), which are reflected in Administrative expenses, were approximately ($135,000) and $320,000 for the three months ended September 30, 2006 and 2007, respectively, and approximately $105,000 and $444,000 for the nine months ended September 30, 2006 and 2007, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Income from continuing operations before discontinued operations, net of taxes	$11,390,000	$11,373,000	$32,750,000	$33,714,000
Income from discontinued operations	--	--	225,000	--
Net income	11,390,000	11,373,000	32,975,000	33,714,000
Income allocable to holders of Steiner Education Group, Inc. options	(29,000)	--	(95,000)	(37,000)
Net income for diluted earnings per share	$11,361,000	$11,373,000	$32,880,000	$33,677,000

Weighted average shares outstanding used in calculating basic earnings per share	16,956,000	16,519,000	17,217,000	16,818,000
Dilutive common share equivalents	388,000	318,000	474,000	364,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	17,344,000	16,837,000	17,691,000	17,182,000

Income per share-basic:
Income before discontinued operations	$0.67	$0.69	$1.91	$2.00
Income from discontinued operations	--	--	0.01	--
	$0.67	$0.69	$1.92	$2.00

Income per share-diluted:
Income before discontinued operations	$0.66	$0.68	$1.85	$1.96
Income from discontinued operations	--	--	0.01	--
	$0.66	$0.68	$1.86	$1.96

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	--	172,000	--	16,000

The Company issued 22,000 and 93,000 of its common shares upon the exercise of share options during the three months ended September 30, 2006 and 2007, respectively, and issued 704,000 and 134,000 common shares upon the exercise of share options during the nine months ended September 30, 2006 and 2007, respectively.

(g)	Stock-Based Compensation

No share options were granted during the three months ended September 30, 2006 and 2007. The Company granted approximately 110,000 share options during the nine months ended September 30, 2006. No share options were granted during the nine months ended September 30, 2007.

The Company granted 10,000 restricted shares during the three months ended September 30, 2006. No restricted shares were granted during the three months ended September 30, 2007. The Company granted approximately 170,000 and 16,000 restricted shares during the nine months ended September 30, 2006 and 2007, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,039,000 and $3,730,000 for the three months ended September 30, 2006 and 2007, respectively, and approximately $7,802,000 and $10,711,000 for the nine months ended September 30, 2006 and 2007, respectively. At December 31, 2006 and September 30, 2007, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return for a year in question. This interpretation became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on our 2007 consolidated financial statements for the nine months ended September 30, 2007.

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

In September 2006, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS No. 157 will become effective on January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(4)	DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.2 million as of September 30, 2007.
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	September 30,
	2006	2007

Operative commissions	$4,494,000	$3,961,000
Minimum cruise line commissions	10,540,000	7,572,000
Payroll and bonuses	5,058,000	6,586,000
Rent	1,204,000	965,000
Spa build-outs	--	3,557,000
Other	8,981,000	10,369,000
Total	$30,277,000	$33,010,000

(6)	LONG-TERM DEBT:

In July 2001, the Company entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon the Company's financial performance. Borrowings under the term loans were used to fund the Company's July 2001 acquisitions of land-based spas and under the revolving facility have been used for working capital needs. We have repaid both of these loans. On June 30, 2005, the Company entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement were substantially the same as the former agreement, except that there was no term loan component, the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into an amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a second amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of September 30, 2007, there was $30 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2007, we were in compliance with all of these financial covenants.

(7)	COMPREHENSIVE INCOME:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$11,390,000	$11,373,000	$32,975,000	$33,714,000
Foreign currency translation adjustments, net of taxes	914,000	800,000	2,143,000	2,123,000
Comprehensive income	$12,304,000	$12,173,000	$35,118,000	$35,837,000

(8)	SHAREHOLDERS' EQUITY:

In the fourth quarter of 2004, the Board of Directors confirmed continuation of our previously approved share purchase plan under which we were authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In each of June 2005 and 2006, the Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. In July 2007, the Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions. During the nine months ended September 30, 2006, we purchased approximately 1,191,000 shares for approximately $48.0 million. During the nine months ended September 30, 2007, we purchased approximately 1,115,000 shares for approximately $48.5 million.
(9)	SEGMENT INFORMATION:

We follow SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer in determining how to allocate the Company's resources and evaluate performance.

During 2006, we acquired the assets of Utah College of Massage Therapy ("UCMT") and a small affiliated entity, which operates a massage therapy school, and expanded our product distribution to more third-party outlets. As a result, we operate in three reportable segments: (1) Spa Operations (which includes the Maritime, Resorts and Training operating units), which provides spa services onboard cruise ships and at resort hotels; (2) Products, which sell a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead, intercompany pricing and eliminations. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

Information about our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Spa Operations	$102,228,000	$112,408,000	$287,542,000	$313,852,000
Products	19,120,000	26,524,000	50,951,000	69,111,000
Schools	11,599,000	11,751,000	27,465,000	34,908,000
Other	(6,655,000)	(10,252,000)	(17,891,000)	(23,864,000)
Total	$126,292,000	$140,431,000	$348,067,000	$394,007,000
Income (loss) from Continuing Operations:
Spa Operations	$8,918,000	$11,084,000	$26,767,000	$30,574,000
Products	1,511,000	1,382,000	4,382,000	4,642,000
Schools	853,000	165,000	2,030,000	1,761,000
Other	1,099,000	(438,000)	1,094,000	(1,057,000)
Total	$12,381,000	$12,193,000	$34,273,000	$35,920,000

	December 31,	September 30,
	2006	2007
Identifiable Assets:
Spa Operations	$155,528,000	$168,594,000
Products	63,604,000	87,625,000
Schools	77,809,000	69,221,000
Other	(39,171,000)	(60,389,000)
Total	$257,770,000	$265,051,000

Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $38.8 million, respectively, as of December 31, 2006 and $32.6 million, $0.2 million and $39.1 million, respectively, as of September 30, 2007.
(10)	GEOGRAPHICAL INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which our international waters revenues relate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
United States	$25,622,000	$26,438,000	$67,523,000	$79,239,000
United Kingdom	7,931,000	10,914,000	22,078,000	29,808,000
Not connected to a country	82,090,000	92,035,000	225,598,000	253,168,000
Other	10,649,000	11,044,000	32,868,000	31,792,000
Total	$126,292,000	$140,431,000	$348,067,000	$394,007,000

	December 31,	September 30,
	2006	2007
Property and Equipment, net
United States	$31,406,000	$29,670,000
United Kingdom	4,864,000	5,838,000
Not connected to a country	1,848,000	1,882,000
Other	24,368,000	29,738,000
Total	$62,486,000	$67,128,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services. We sell our services and products to cruise passengers and at resort spas and day spas primarily in the United States, the Caribbean, the Pacific, Asia and Mexico. Payments to cruise lines, resort spa owners and day spa landlords are based on a percentage of our revenues and, in certain cases, a minimum annual rental or a combination of both. Our revenues are generated principally from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our resort spas are dependent on the resort hotel industry for their success. These industries are subject to significant risks that could affect our results of operations.

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

The U.S. Dollar has been weak against the U.K. Pound Sterling and the Euro and this weakness has affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel, and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros. This weakness of the U.S. Dollar continues. To the extent that the U.K. Pound Sterling or the Euro become significantly stronger against the U.S. Dollar, our results of operations and financial condition could be materially, adversely affected.

In addition, an increasing percentage of cruise passengers who use our services are repeat customers of ours. These repeat customers are less likely to purchase our products than new customers.

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

In April 2006, we completed the acquisition of the assets of UCMT and a small related business. The schools business we operate with those assets is also referred to in this report as "UCMT." UCMT offers massage therapy programs similar to those offered by the other massage therapy schools we operate. The purchase price for UCMT was $28.0 million in cash, less cash on hand acquired. As a result of the UCMT acquisition, we now offer post-secondary degree and non-degree programs in massage therapy, and, in some places, skin care and related areas at the 14 campuses of our schools in Arizona, Colorado, Florida, Maryland, Pennsylvania, Nevada, Virginia, and Utah.

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

Revenue Recognition

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

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

Goodwill

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of September 30, 2007, we had unamortized goodwill and intangibles of $77.3 million. As of January 1, 2007, we performed the required annual impairment test and determined there was no impairment.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $27.8 million as of September 30, 2007, due to uncertainties related to our ability to utilize certain of our deferred tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS No. 157 will become effective on January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Services	68.1%	66.0%	68.0%	66.9%
Products	31.9	34.0	32.0	33.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.3	53.6	54.2	53.9
Cost of products	23.7	25.1	23.5	23.8
Total cost of revenues	78.0	78.7	77.7	77.7
Gross profit	22.0	21.3	22.3	22.3
Operating expenses:
Administrative	5.5	5.9	5.5	6.1
Salary and payroll taxes	6.7	6.7	7.0	7.1
Total operating expenses	12.2	12.6	12.5	13.2
Income from operations	9.8	8.7	9.8	9.1
Other income (expense):
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income	0.2	0.3	0.5	0.4
Total other income (expense)	0.1	0.2	0.4	0.3
Income from continuing operations before provision for income taxes and discontinued operations	9.9	8.9	10.2	9.4
Provision for income taxes	0.9	0.8	0.8	0.8
Income from continuing operations before discontinued operations	9.0	8.1	9.4	8.6
Income from discontinued operations, net of taxes	--	--	0.1	--
Net income	9.0%	8.1%	9.5%	8.6%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2006 and 2007, were as follows:

	Three Months Ended September 30,		% Change
Revenue:	2006	2007
Spa Operations Segment	$102,228,000	$112,408,000	10.0%
Products Segment	19,120,000	26,524,000	38.7%
Schools Segment	11,599,000	11,751,000	1.3%
Other	(6,655,000)	(10,252,000)	N/A
Total	$126,292,000	$140,431,000	11.2%

Total revenues increased approximately 11.2%, or $14.1 million, to $140.4 million in the third quarter of 2007 from $126.3 million in the third quarter of 2006. Of this increase, $6.7 million was attributable to an increase in services revenues and $7.4 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 10.0%, or $10.2 million, to $112.4 million in the third quarter of 2007 from $102.2 million in the third quarter of 2006. The increase in revenues was primarily attributable to an average of five additional large spa ships in service in the third quarter of 2007 compared to the third quarter of 2006. This increase was partially offset by the loss of revenues related to our ceasing operations at the One&Only Palmilla Resort effective October 1, 2006. Average weekly revenues for our resort spas increased 3.8% to $25,880 in the third quarter of 2007 from $24,944 in the third quarter of 2006 due to increased staff productivity. We had an average of 2,021 shipboard staff members in service in the third quarter of 2007 compared to an average of 1,875 shipboard staff members in service in the third quarter of 2006. Revenues per shipboard staff per day increased by 3.7% to $503 in the third quarter of 2007 from $485 in the third quarter of 2006 primarily due to increased staff productivity. Average weekly revenues for our shipboard spas increased by 6.8% to $55,213 in the third quarter of 2007 from $51,694 in the third quarter of 2006, due also to increased staff productivity.

Products Segment Revenues. Products segment revenues increased approximately 38.7%, or $7.4 million to $26.5 million in the third quarter of 2007 from $19.1 million in the third quarter of 2006. This increase was primarily attributable to the expansion of our product distribution to more third party retail outlets in 2007.

Schools Segment Revenues. Schools segment revenues increased approximately 1.3%, or $0.2 million to $11.8 million in the third quarter of 2007 from $11.6 million in the third quarter of 2006. The increase in revenues was primarily attributable to increased enrollments at certain of our campuses.

COST OF SERVICES

Cost of services increased $6.7 million from $68.6 million in the third quarter of 2006 to $75.3 million in the third quarter of 2007. Cost of services as a percentage of services revenues increased to 81.2% in the third quarter of 2007 from 79.8% in 2006. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the third quarter of 2007 as compared to the third quarter of 2006. This increase was partially offset by increased staff productivity.

COST OF PRODUCTS

Cost of products increased $5.3 million from $29.9 million in the third quarter of 2006 to $35.2 million in the third quarter of 2007. Cost of products as a percentage of products revenue decreased to 73.7% in the third quarter of 2007 from 74.1% in the third quarter of 2006. This decrease was primarily attributable to an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $2.4 million from $15.4 million in the third quarter of 2006 to $17.8 million in the third quarter of 2007. Operating expenses as a percentage of revenues increased to 12.6% in the third quarter of 2007 from 12.2% in the third quarter of 2006. This increase was primarily attributable to the increase in share-based compensation expense of $340,000 related to the granting of restricted shares which were not outstanding during the third quarter of 2006, various costs incurred to support our new retail product initiatives and increased bad debt expense due to worsening student retention in our Schools segment.

OPERATING INCOME

Operating income of our reportable segments for the three months ended September 30, 2006 and 2007, was as follows:

	For the Three Months Ended September 30,		% Change
Operating income:	2006	2007
Spa Operations Segment	$8,918,000	$11,084,000	24.3%
Products Segment	1,511,000	1,382,000	(8.5)%
Schools Segment	853,000	165,000	(80.7)%
Other	1,099,000	(438,000)	N/A
Total	$12,381,000	$12,193,000	(1.5)%

The increase in operating income in the Spa Operations segment was primarily attributable to the increase in number of facilities in which we operated in the third quarter of 2007, compared to the third quarter of 2006. The decrease in operating income in the Products segment was primarily due to additional costs incurred to support our new retail initiatives. The decrease in the operating income in the Schools segment was attributable to a decline in enrollments in certain of our campuses and increased bad debt expense due to worsening student retention.

OTHER INCOME (EXPENSE)

Other income (expense) increased $0.1 million from income of $0.2 million in the third quarter of 2006 to $0.3 million in the third quarter of 2007. This increase was primarily attributable to an increase in interest income due to higher cash balances in the third quarter of 2007 as compared to the third quarter of 2006.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.1 million from expense of $1.2 million in the third quarter of 2006 to expense of $1.1 million in the third quarter of 2007. Provision for income taxes decreased to an overall effective rate of 8.7% in the third quarter of 2007 from 9.3% in the third quarter of 2006. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned in the third quarter of 2007 than such income represented in the third quarter of 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2006 and 2007, were as follows:

	Nine Months Ended September 30,		% Change
Revenue:	2006	2007
Spa Operations Segment	$287,542,000	$313,852,000	9.1%
Products Segment	50,951,000	69,111,000	35.6%
Schools Segment	27,465,000	34,908,000	27.1%
Other	(17,891,000)	(23,864,000)	N/A
Total	$348,067,000	$394,007,000	13.2%

Total revenues increased approximately 13.2%, or $45.9 million, to $394.0 million in the nine months ended September 30, 2007 from $348.1 million in the nine months ended September 30, 2006. Of this increase, $26.7 million was attributable to an increase in services revenues and $19.2 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 9.1%, or $26.4 million, to $313.9 million in the nine months ended September 30, 2007 from $287.5 million in the nine months ended September 30, 2006. The increase in revenues was primarily attributable to an average of eight additional large spa ships in service in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was partially offset by the loss of revenues related to our ceasing operations at the One&Only Palmilla Resort effective October 1, 2006. Average weekly revenues for our resort spas decreased 0.6% to $26,191 in the nine months ended September 30, 2007 from $26,356 in the nine months ended September 30, 2006. We had an average of 1,976 shipboard staff members in service in the nine months ended September 30, 2007 compared to an average of 1,781 shipboard staff members in service in the nine months ended September 30, 2006. Revenues per shipboard staff per day was $477 in the nine months ended September 30, 2007 compared to $471 in the nine months ended September 30, 2006. Average weekly revenues for our shipboard spas increased by 5.8% to $52,058 in the nine months ended September 30, 2007 from $49,186 in the nine months ended September 30, 2006, primarily due to increased staff productivity.

Products Segment Revenues. Products segment revenues increased approximately 35.6%, or $18.1 million to $69.1 million in the nine months ended September 30, 2007 from $51.0 million in the nine months ended September 30, 2006. This increase was primarily attributable to the expansion of our product distribution to more third party retail outlets in 2007.

Schools Segment Revenues. Schools segment revenues increased approximately 27.1%, or $7.4 million to $34.9 million in the nine months ended September 30, 2007 from $27.5 million in the nine months ended September 30, 2006. The increase in revenues was primarily attributable to the acquisition of UCMT in April 2006.

COST OF SERVICES

Cost of services increased $23.8 million from $188.5 million in the nine months ended September 30, 2006 to $212.3 million in the nine months ended September 30, 2007. Cost of services as a percentage of services revenues increased to 80.6% in the nine months ended September 30, 2007 from 79.6% in the nine months ended September 30, 2006. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was partially offset by increased staff productivity.

COST OF PRODUCTS

Cost of products increased $12.0 million from $81.9 million in the nine months ended September 30, 2006 to $93.9 million in the nine months ended September 30, 2007. Cost of products as a percentage of products revenue decreased to 71.9% in the nine months ended September 30, 2007 from 73.6% in the nine months ended September 30, 2006. This decrease was primarily attributable to an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $8.5 million from $43.4 million in the nine months ended September 30, 2006 to $51.9 million in the nine months ended September 30, 2007. Operating expenses as a percentage of revenues increased to 13.2% in the nine months ended September 30, 2007 from 12.5% in the nine months ended September 30, 2006. This increase was primarily attributable to the operations of UCMT, which was acquired in April 2006, an increase in share-based compensation expense of $1.3 million related to the granting of restricted shares which were not outstanding during the nine months ended September 30, 2006 and increased bad debt expense due to worsening student retention in the Schools segment.

OPERATING INCOME

Operating income of our reportable segments for the nine months ended September 30, 2006 and 2007, was as follows:

	For the Nine Months Ended September 30,		% Change
Operating income:	2006	2007
Spa Operations Segment	$26,767,000	$$30,574,000	14.2%
Products Segment	4,382,000	4,642,000	5.9%
Schools Segment	2,030,000	1,761,000	(13.3)%
Other	1,094,000	(1,057,000)	N/A
Total	$34,273,000	$35,920,000	4.8%

The increase in operating income in the Spa Operations segment was primarily attributable to the increase in the number of facilities in which we operated during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase in operating income in the Products segment was primarily attributable to increased revenues. The decrease in the operating income in the Schools segment was attributable to a decline in enrollments in certain of our campuses and increased bad debt expense due to worsening student retention.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $0.3 million from income of $1.4 million in the nine months ended September 30, 2006 to income of $1.1 million in the nine months ended September 30, 2007. This decrease was primarily attributable to the receipt of $440,000 in January 2006 of insurance proceeds related to the damage we incurred as a result of the December 2004 Asia tsunami.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.4 million from expense of $2.9 million in the nine months ended September 30, 2006 to expense of $3.3 million in the nine months ended September 30, 2007. Provision for income taxes increased to an overall effective rate of 8.9% in the nine months ended September 30, 2007 from 8.1% in the nine months ended September 30, 2006. The increase was primarily due to the recording of income tax expense related to temporary differences created by different treatment for book purposes and tax purposes, respectively, of the Company's tax deductible goodwill.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

The income from discontinued operations decreased $0.2 million from income of $0.2 million in the nine months ended September 30, 2006 to no income in the nine months ended September 30, 2007. This decrease was primarily attributable to the return to us of our certificate of deposit that had been used as collateral for certain equipment used by our former day spa operations, which was received in the nine months ended September 30, 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2007, net cash provided by operating activities of continuing operations was $42.4 million compared with $38.9 million for the nine months ended September 30, 2006. This increase was attributable to changes in working capital items and an increase in net income.

During the nine months ended September 30, 2007, cash used in investing activities was $14.7 million compared with $33.7 million for the nine months ended September 30, 2006. The decrease was primarily attributable to the fact that, in the nine months ended September 30, 2007, there was no cash used in investing activities, whereas in the nine months ending September 30, 2007, the acquisition of UCMT took place.

During the nine months ended September 30, 2007, cash used in financing activities was $44.6 million compared with $32.0 million for the nine months ended September 30, 2006. This increase in cash used in financing activities was primarily attributable to the receipt of less proceeds from share option exercises during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

Steiner Leisure had working capital of approximately $43.9 million at December 31, 2006, compared to working capital of approximately $33.5 million at September 30, 2007.

In June 2006, we entered into a new agreement with Kerzner International Bahamas Limited ("Kerzner") to continue to operate the luxury spas at the Atlantis and One&Only Ocean Club resorts, both on Paradise Island in the Bahamas. Under this agreement, we operate our spa at Atlantis within a 30,000 square foot facility that opened in April 2007. We have contributed $15.6 million toward the construction and fitting out of the new spa facility. In addition, we have advanced, and have agreed to continue to advance a total of $7.2 million toward this construction. Our agreement with Kerzner provides that those advanced amounts are to be credited against payments we are required to make to Kerzner. We have funded, and anticipate continuing to fund, this build-out from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated, due to their underperformance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.2 million as of September 30, 2007 under these assigned leases to the extent the assignees fail to make their rental payments.

Financing Activities

During 2006, we purchased 1,233,000 of our common shares for a total of approximately $49.9 million. During the nine months ended September 30, 2007, we purchased 1,115,000 shares for a total of approximately $48.5 million. All of these purchases were funded from our working capital. In July 2007, our Board of Directors approved the purchase of 1,500,000 shares in addition to share repurchases previously approved by the Board of Directors in the open market or other transactions. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan in the future.

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. Borrowings under the term loan were used to fund our 2001 spa acquisitions and borrowings under the revolving credit facility have been used for working capital needs. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Effective June 28, 2007, we entered into a second amended and restated credit agreement which extended the maturity date of the revolving facility by three years to July 2, 2010. As of September 30, 2007, there was $30.0 million available under the revolving facility. Borrowings under the credit agreement bear interest primarily at LIBOR-based rates plus a spread that is dependent upon our financial performance.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2007, we were in compliance or had received waivers related to these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

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

    our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability, or which are susceptible to significant adverse weather conditions, including the regions affected by the December 2004 tsunami in Asia and the 2005 hurricanes in the southern United States, and the risk of maritime accidents or disasters, passenger disappearances and piracy or terrorist attacks at sea or elsewhere and the adverse publicity associated with the foregoing;

    increasing numbers of days during cruises when ships are in port, which results in lower revenues to us;

    reductions in revenues during periods of cruise ship dry-dockings and major renovations or closures of resorts where we operate spas;

    economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the travel and leisure segment of the events of September 11, 2001, the hostilities in Iraq, the bombings in Indonesia in October 2002, August 2003 and October 2005, in Madrid in March 2004 and in London in July 2005, and the threat of future terrorist attacks and armed hostilities;

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

    risks relating to the performance of our massage and beauty schools which are, among other things, subject to significant government regulation and the need to assure that our programs keep pace with industry demands;

    obligations under, and possible changes in laws and government regulations applicable to us and the industries we serve;

    product liability or other claims against us by customers of our products or services;

    restrictions imposed on us as a result of our credit facility;

    currency risk;

    the risk that we will be unable to successfully integrate operations that we may acquire in the future with our then existing businesses;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007, we had a revolving line of credit in place, though we had no outstanding borrowings under that credit facility or otherwise. To the extent we have outstanding borrowings from time to time, Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the British Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the U.K. Pound Sterling to the United States dollar as of September 30, 2007 would not have had a material effect on the Company's results of operations or financial position.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has been no change over internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the first, second and third quarters of 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2007.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2007	78,300	$41,94	78,300	1,728,800
August 1 - August 31, 2007	846,147	43.52	846,147	882,653
September 1 - September 30, 2007	--	--	--	882,653

(1) On June 23, 2006, we announced our Board's authorization to purchase up to an additional 1,000,000 common shares in the open market as such time as management deemed appropriate, subject to compliance with certain financial parameters. That authorization represented an expansion of the share repurchase plan approved by our board of directors in 1998 and expanded in several increments up to 4,187,250.

(2) In July 2007, the Board of Directors approved the purchase of an additional 1,500,000 shares in open market or other transactions.

(3) Includes commissions paid.

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

Dated: November 9, 2007

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