Form 10-K
period 2007-12-31
STEINER LEISURE LTD
filed 2008-02-29
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to__________

Commission File Number: 0-28972

STEINER LEISURE LIMITED
(Exact name of registrant as specified in its charter)

Commonwealth of The Bahamas (State or other jurisdiction of incorporation or organization)	98-0164731 (IRS Employer Identification No.)
Suite 104A, Saffrey Square Nassau, The Bahamas (Address of principal executive offices)	Not Applicable (Zip code)

Registrant's telephone number, including area code: (242) 356-0006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value (U.S.) $.01 per share	The Nasdaq Global Select Market

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

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

       The aggregate market value of the registrant's common stock held by non-affiliates was approximately $771,997,280 as of June 29, 2007, based on the closing price of the common stock on the Nasdaq Stock Market on June 29, 2007, which is the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, only members of the board of directors of the registrant are deemed to be the affiliates of the registrant.

       As of February 25, 2008, the registrant had 16,222,659 common shares issued and outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days after registrant's fiscal year end of December 31, 2007, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited (including its subsidiaries and predecessors, "Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited) is a worldwide provider of spa services and products. In our facilities, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities and at third party retail outlets. The cruise ships and resorts we serve include those of Carnival Cruise Lines, Celebrity Cruises, Crystal Cruises, Cunard Cruise Lines, Harrah's Entertainment, Hilton Hotels, Holland America Line, Kerzner International, Loews Hotels, Marriott Hotels, Norwegian Cruise Lines, Planet Hollywood, Princess Cruises, Ritz-Carlton, Royal Caribbean Cruises, Seabourn Cruise Line and Starwood Hotels and Resorts. As of February 11, 2008, we served 130 cruise ships representing 19 cruise lines, and operated 51 resort spas and two day spas. Our maritime services are generally provided under agreements with cruise lines with terms which range in duration from one to five years. Our resort spa services are provided under agreements with resort operators and other lessors and have terms ranging, typically, from three to 15 years (including the terms of renewals available at our option).

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 11, 2008, 97 of the 130 ships that we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $61,298 in 2006 and $63,921 in 2007, as compared to average weekly revenues of $15,625 in 2006 and $16,519 in 2007 for the other ships we served. Our services include massage, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures, teeth whitening, acupuncture, and a variety of other specialized beauty and body treatments. Our range of services is designed to capitalize on the growing consumer trend toward health awareness, personal care and fitness.

We also provide, primarily through Mandara® Spa, our premier luxury resort spa brand, spa services similar to those we provide on cruise ships at 51 resort hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations and at our Elemis® luxury day spas in Coral Gables, Florida and London, England.

We develop and sell a variety of high quality beauty products under our Elemis and La Therapie™ trademarks. The raw materials for these products are produced for us by a premier European manufacturer. We also sell products to third parties, including a variety of products under the Steiner® and Mandara names. In addition, since 2005, we have been selling Elemis products at an increasing number of locations of (now) five well known department store chains in the United States, England, Scotland and Ireland. Also, beginning in 2007, we began selling our products at the Bergdorf Goodman department store in New York City. These products include beauty preparations such as lotions aimed at reducing the effects of aging on skin, aromatherapy oils, cleansers and creams and other facial and skin care preparations, hair care products, moisturizers and lotions, and nail care products. We package and private label a broad range of products. We sell our products on board the ships that we serve, at our resort spas and day spas, through third party department stores and other retail and wholesale outlets, mail order and our web sites, including www.timetospa.com and www.elemis.com.

During 2007, services accounted for approximately 66% of our revenues and products accounted for approximately 34% of our revenues.

We also own and operate four post-secondary schools (comprised of a total of 14 campuses) located in Arizona, Colorado, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools include a total of seven campuses in Arizona, Colorado, Nevada and Utah that we acquired in our April 2006 purchase of the assets of Utah College of Massage Therapy, Inc. ("UCMT"). These schools offer programs in massage therapy and, in some cases, beauty and skin care and train and qualify spa professionals for health and beauty positions within the Steiner family of companies or other industry entities. The purchase price for the assets of UCMT and a small affiliate was $28.0 million in cash, less cash on hand acquired.

See Note 14, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, income from operations, depreciation and amortization, capital expenditures and identifiable assets for our Spa Operations, Schools and Products operating segments for 2005, 2006 and 2007.

See also Note 15, "Geographic Information," in the accompanying Consolidated Financial Statements for financial information regarding geographic areas.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 40 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. Steiner Leisure serves ships in all of these segments. According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 7.6 million in 2002 to approximately 10.3 million in 2007, representing a compound annual growth rate of approximately 8.1%. As of February 11, 2008, approximately 107 of the 130 ships we served offered North American Cruises.

A study reported by CLIA in 2006, the most recent year for which results of such a study have been released by CLIA, indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. In that study, "being pampered" was among the highest rated advantages that cruise vacations offer compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 11, 2008, 97 of the ships that we served offered large spa facilities. Four of the five new ships scheduled to be introduced during the remainder of 2008 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 11, 2008, Steiner Leisure provided its services and products to 19 cruise lines representing a total of 130 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara, Elemis and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 11, 2008 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served

Azamara (1)	2	Oceania	3
Carnival (2)	22	Orient (3)	1
Celebrity (1)	7	P&O European Ferries (2)	1
Costa (2)	12	Princess (2)	19
Crystal	2	Royal Caribbean (1)	21
Cunard (2)	1	Seabourn (2)	3
Disney	2	Silversea	4
Holland America (2)	13	Unicom	1
MSC	1	Windstar (2)(4)	3
Norwegian (3)	12	Total	130

_____________________

  Azamara is owned by Celebrity. Celebrity is owned by Royal Caribbean. Two of the Royal Caribbean ships are anticipated to be transferred to another cruise line (which we do not serve) in March and November 2008, respectively.

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Cunard, Holland America, P&O European Ferries, Princess and Seabourn and, until April 2007, also owned Windstar. The Cunard ship is anticipated to go out of service in March 2008. A Princess ship is anticipated to be sold to another cruise line (which we do not serve) in November 2008. In addition, a Carnival ship is anticipated to be transferred to an affiliated brand in March 2008, and we do not have an agreement as of February 11, 2008 with respect to continued services on that ship.

  Norwegian and Orient are owned by Star Cruises. It is anticipated that the Orient ship will go out of service in March 2008 and that one of the Norwegian ships will be transferred to another cruise line (which we do not serve) in May 2008.
  As of February 11, 2008, we served these ships without a written agreement.

Each of Carnival, Holland America, Princess and Royal Caribbean is scheduled to introduce a new ship into service in 2008. We expect to perform services on all four of these ships, all of which are currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2007, 2006 and 2005, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn cruise lines, but excluding Windstar for 2007, which was sold by Carnival in April 2007): 33.4%, 33.7%, and 34.9%, and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 20.0%, 20.8% and 22.7%. These companies, combined, accounted for 101 of the 130 ships served by us as of February 11, 2008. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it would materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to five years, with an average remaining term per ship of approximately two years as of February 11, 2008. As of February 11, 2008, cruise line agreements that expire within one year covered 18 of the 130 ships served by us. These 18 ships accounted for approximately 4.9% of our revenue in 2007. We typically are able to begin negotiations to renew agreements approximately six months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2008, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice and we served three ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2007, these payments are required by cruise line agreements covering a total of 25 ships served by us. As of December 31, 2007, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $35.3 million in 2008, $35.8 million in 2009, $24.3 million in 2010, and $9.6 million in 2011. These amounts could increase under new, or renewed, agreements.

Overview of Resort Spas Business

In February 1999, we commenced offering spa services on land at resorts, through the operation of a luxury spa at the Atlantis Resort and Casino on Paradise Island in the Bahamas. We significantly expanded our land-based spa operations in 2001 by acquiring an interest in the Mandara Spa chain of resort spas, which were operated principally in Asia, the Pacific, the United States and the Caribbean. We acquired the remaining interests in Mandara Spa in 2002.

Since then, in addition to operating the resort spas that we acquired, we have opened additional resort spas in various locations in the United States, the Caribbean, the Pacific and Asia.

From January 1, 2007 through February 11, 2008, our resort spa operations were involved in, among others, the following activities:

    In February 2007, we began operating a luxury spa facility at the Presidente InterContinental Cozumel Resort & Spa in Quintana Roo, Mexico, after purchasing the rights to do so from the prior operator of that spa. In connection with our taking over operation of the spa, we contributed funds to its renovation.

    In April 2007, we began operating a new luxury spa at the Atlantis Resort on Paradise Island in the Bahamas, where we operated the existing spa pending the opening of the new luxury facility. We funded a significant portion of the cost of the build-out of this luxury spa.

    In April 2007, we began operating a new luxury Elemis spa at the Loews Miami Beach Hotel in Florida. We funded a portion of the build-out of this luxury spa.

    In August 2007, we began operating a new luxury Mandara spa at the Cinnamon Coral Garden Resort in the Maldives.

    In August 2007, we began operating a spa at a temporary facility at the Ritz-Carlton Palm Beach Hotel in Florida. A new luxury spa to be operated by us at this hotel is anticipated to open in December 2008.

    In September 2007, we entered into an agreement to fund the build-out of, and to operate, a luxury spa facility at the Alila Villas Hadahaa Resort on Hadahaa Island in North Huvadhoo Atoll in the Maldives. This luxury spa is anticipated to open in October 2008.

    In November 2007, we entered into an agreement to operate a luxury spa facility at the new Grand Mauritian Resort and Spa in Mauritius. This resort is anticipated to open in May 2008.

    In December 2007, we began operating a luxury spa facility at the Renaissance Kuala Lumpur Hotel, in Kuala Lumpur, Malaysia. We funded the build-out of this luxury spa.

    In January 2008, we began operating a new luxury spa at the Monarch Hotel in Dubai.

Our Resort Spas

As of February 11, 2008, we provided spa services at resorts in the following locations:

COUNTRY	NUMBER OF RESORT SPAS
United States(1)	12
Malaysia	10
Indonesia(2)	6
Guam	4
Maldives	4
Bahamas	2
Fiji	2
Mexico	2
Palau	2
Saipan(3)	2
Aruba	1
Bahrain(4)	1
Dubai	1
French Polynesia	1
Japan(3)	1
Total	51

    Including Puerto Rico

    As of the end of March 2008, we will no longer be providing services at one of these resorts.

    As of the end of February 2008, we will no longer be providing services at one of these resorts.

    We provide limited services at these spas.

The resort spas we operate range in size from 625 square feet to 30,000 square feet.

In addition, we license the "Mandara" mark to Minor International PCL (formerly, RGR International), a Thailand-based hotel operator, which operates six "Mandara" resort spas in Thailand, three "Mandara" resort spas in China and one "Mandara" resort spa in Vietnam, and license "The Greenhouse" mark to the operator of the "Greenhouse" destination spa near Dallas, Texas.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our resort spas generally require rent based on a percentage of our revenues. In addition, for some of our resort spas, we are required to pay a minimum annual rental amount whether or not such amount would be required to be paid under the percentage rent arrangement. In connection with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Planet Hollywood Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Loews Miami Beach Hotel, the Mohegan Sun Resort, the Wyndham Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel and at certain other resorts, in order to obtain the agreements for these premises, we agreed to build out the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $15.6 million. We believe that in order to procure agreements for certain spas at resorts in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those resorts. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of resort spa facilities. The terms of the agreements for our resort spas range, typically, from three to 15 years (including the terms of renewals available at our option).

Similar to some of our cruise line agreements, certain of our resort spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2007, Steiner Leisure had guaranteed total minimum payments to resorts of approximately: $2.8 million in 2008, $2.9 million in 2009, $2.6 million in 2010, $2.0 million in 2011, $1.4 million in 2012, and $5.1 million in total thereafter.

Massage and Beauty Schools

We operate post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 14 campuses in a total of eight states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty and skin care. In April 2000, we acquired two post-secondary massage therapy schools (comprised of five campuses, including two which were subsequently closed), located in Maryland, Pennsylvania and Virginia. In April 2006, we acquired the assets of UCMT, which operates a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. The purchase price for the assets of UCMT was $28.0 million in cash, less cash on hand acquired.

As of February 11, 2008, there were a total of 3,294 students attending our schools.

Certain information with respect to our schools is set forth below.

School (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Program (MT) Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSCT/COMTA
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSCT/COMTA
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSCT/COMTA
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS	ACCSCT/COMTA
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC	-	ACCSCT/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSCT/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC	-	ACCSCT/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT	-	ACCET
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT	-	ACCET
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT	-	ACCET
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET

(1)
FCNH - Florida College of Natural Health
BSM - Baltimore School of Massage
VSM - Virginia School of Massage
UCMT - Utah College of Massage Therapy
NSMT - Nevada School of Massage Therapy
ASMT - Arizona School of Massage Therapy
DSMT - Denver School of Massage Therapy

(2)
AS - Associate of Science Degree
MT - Massage Therapy-Related Courses
SC - Skin Care-Related Courses

(3)
ACCSCT - Accrediting Commission of Career Schools and Colleges of Technology (Institutional accreditation)
COMTA - Commission on Massage Therapy Accreditation (Programmatic accreditation)
ACCET - Accrediting Council for Continuing Education and Training (Institutional accreditation)

We seek to attract highly motivated, career-oriented students with both the desire and ability to complete their programs of choice. Our schools engage in a broad variety of marketing activities to promote interest among potential students. Each of our campuses has an admissions office responsible for identifying individuals interested in enrolling at the campuses. Admissions representatives serve as the primary contacts for prospective students, providing information to help them make an informed enrollment decision and assist them with the completion of the enrollment process.

We are eligible to participate in student financial assistance programs under Title IV of the Higher Education Act of 1965 (the "HEA"), administered by the U.S. Department of Education (the "DOE") and a majority of our students receive one or more forms of assistance under these programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs.

For our students to participate in financial assistance programs under the HEA, among other things, we are required to maintain continuing approval by an accrediting agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Accrediting agencies must adopt specific standards in connection with their review of post-secondary educational institutions to be recognized by the DOE. All of our campuses are accredited by one or more accrediting agencies recognized by the DOE.

Graduates of our schools have the training to be employed in our spas and some of these graduates have, in fact, become employed by us. They also have the potential to assist us in creating new channels for distribution of our products.

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

Develop and Deliver High Quality Services and Products. We strive to create an engaging and therapeutic environment where guests can receive beauty and body treatments and hair styling of the highest quality. We develop many of our own product formulations and treatment techniques with independent clinical trials and conduct research to ensure that we are meeting our customers' needs. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends, including through affiliation with recognized brands of products and services we believe would be of interest to our customers. Through our attentive and highly trained staff and our premium quality beauty and hair products, we provide our guests with what we believe is a richly rewarding experience that is a memorable highlight of a vacation or a relaxing interlude from the normal routine.

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our personnel individually inform our guests as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups and other events at the resorts and on board ships we serve. In addition, we communicate with our current customer base through email, newsletters and other direct marketing. We also seek to expand our customer base through Internet sales, online advertising, public relations activities and communications through various advertising media.

In recent years we have sold certain of our products to be used by cruise lines and hotels for in-cabin, or in-room, amenities give-aways. Also, beginning in 2007, we began operating spas at the British Airways terminals at Heathrow Airport, near London, and at John F. Kennedy International Airport in New York, where services are provided to British Airways first class, Club World (business class) and Gold Executive Club passengers on a complimentary basis. In addition, since 2007, in order to promote the brand, we have provided Elemis amenities in the Club World cabins of British Airways' long-haul flights. We believe these activities will assist us in the marketing of our products.

To generate interest among potential students for our schools, we engage a broad range of marketing media, including the Internet, direct mail and print and broadcast outlets, as well as seeking referrals.

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

Develop Recognizable Brands. We believe we have developed positive name recognition with "Mandara," "Elemis" and "Greenhouse" for resort spas, day spas, and shipboard spas, and "Elemis" and "La Therapie" for high quality beauty products. We believe that the resort spas, day spas and schools we operate also have positive brand name recognition. In addition, we have helped to develop and promote customized brands for the cruise lines we serve and we seek to continue to do so for the cruise lines as well as for operators of resorts at which we provide our services. We believe that by creating these brands for cruise lines and resorts, we can not only better promote our services and products, but also strengthen our relationships with those entities.

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

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 11, 2008, we commenced serving 92 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our resort spas could help our growth by encouraging the operators of those resorts to have us provide services at new resorts that they may open or acquire in the future.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 14.9% from 2001 through 2007. Steiner Leisure's products are sold primarily to our spa guests and through third party, land-based retail and wholesale channels. Our products are also offered by mail order through Internet web sites, including our site, www.timetospa.com, and by telephone. We have increased our retail product sales through enhanced training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order customers. In addition, since 2005, we have been selling Elemis products at an increasing number of locations of (now) five well known department store chains in the United States, England, Scotland and Ireland as well as, beginning in 2007, at the Bergdorf Goodman department store in New York City. We intend to seek additional department store venues for our Elemis products, although we cannot assure you that we will be successful in securing additional venues.

We believe that there is a significant opportunity to increase our retail product sales from the growth in our customer base resulting from our land-based spa operations as well as through other distribution channels, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Resort Spa Opportunities. Many of the resorts we currently serve are well known and highly regarded. We believe that our successful affiliation with those resorts, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other resort operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time.

Consider Strategic Transactions. We will consider strategic acquisitions of businesses which are compatible with our operations and will also consider strategic alliances or other strategic transactions that management believes would be beneficial to us.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We have often assisted cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and increased revenues to us and the cruise lines. Through the remainder of 2008, we are scheduled to begin serving four new ships with large spa facilities.

Adding New Services and Products. We regularly consider expanding the menu of services and products we offer to our shipboard and land-based customers. Among other things, in recent years, we have introduced Elemis products intended to reduce the effects of aging on skin, an Elemis "Time for Men" product range, shipboard men's barber and grooming services, our "Generation YSPA" program aimed at attracting teen customers, teeth whitening services at some of our shipboard spas and acupuncture at some of our shipboard spas and at one of our day spas. In 2007, we introduced our "Jou" line of Asian-sourced herbal dietary supplements, which we offer on board many of the ships we serve, as well as at one of our day spas.

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

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy and hydrotherapy treatments. We also offer acupuncture on a number of our ships and at one of our resort spas and one of our day spas. On ships, the number of private treatment rooms available for these services ranges from one to 21, depending on the size of the ship. The number of our staff providing these services on a ship ranges from two to 31. At our resort spas the number of treatment rooms varies from two to 36 and the number of our staff providing services varies from two to approximately 200.

Beauty and Hair. At all of our facilities we offer a broad variety of beauty treatments. At all of our shipboard spas and certain of our resort spas we operate hair styling salons which provide services to women, men and children and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to 12 hair styling stations as well as stations for manicures and pedicures. We staff each facility with one to seven employees performing hair, nail and beauty services. We also offer barber services for men, including dedicated "barber shops" on four ships and at one of our land-based spas.

Shipboard Spas. Cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 11, 2008, 97 of the ships that we served had large spa facilities. We expect to serve an additional four new ships with large spa facilities that are anticipated to begin service later in 2008. These spas provide enlarged fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2007, our average weekly revenues on ships with large spas was approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 11, 2008, we operated fitness facilities on 123 of the ships we serve and at 11 of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, we provide from one to three fitness instructors, depending on ship size. At certain of our resort spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our resort spas.

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

Products

Steiner Leisure sells high quality personal care products for men and women. We offer our products worldwide through our spas, as well as through salons, retail stores, our websites, including www.timetospa.com, and other third party retail and wholesale outlets.

Among other things, in 2005, we began selling our premium quality Elemis products in dedicated areas in the cosmetics sections of an increasing number of locations (now) five of well known department store chains in the United States, England, Scotland and Ireland. Also, beginning in 2007, we began selling our products at the Bergdorf Goodman department store in New York City. We intend to seek additional department store venues for our Elemis products, although we cannot assure you that we will be successful in opening additional venues.

We also sell products through mail order and our web sites at www.timetospa.com and www.elemis.com. The beauty products offered include aromatherapy oils as well as cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories. Hair care products offered include shampoos, conditioners and related products. Most of the products sold by us are from our Elemis and La Therapie product lines and the "Steiner" hair care line. Steiner Leisure sells a variety of Elemis skin care products made primarily from premium quality natural ingredients and a variety of premium quality La Therapie skin care products. Almost all of the raw materials for Elemis and La Therapie products are sourced from a premier European manufacturer. If this manufacturer ceased producing the ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Packaging and distribution of our Elemis and La Therapie products are conducted at our facilities in Bridgewater, England.

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

Marketing and Promotion

We promote our services and products to cruise passengers and resort guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our facilities, and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures and order forms describing our services and products to cruise passenger cabins and resort guestrooms at the resorts where we operate. In addition, we engage in cross promotion activities with other ship concessionaires. We also maintain a dedicated sales desk to facilitate pre-cruise spa booking and disseminate spa information for charters and other groups of cruise passengers.

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

We benefit from advertising by the cruise lines and resorts we serve, as cruise lines and resorts often feature their spa facilities and our services as part of their advertising campaigns.

We believe that our Elemis luxury day spa in London, England, has helped our Elemis product distribution in the United Kingdom as a result of the name recognition gained from that spa and the opportunity it has provided us to demonstrate the application of our products. We believe that our Elemis luxury day spa in Coral Gables, Florida has assisted our Elemis product distribution efforts in the United States, while also exposing the Elemis brand's attributes to potential cruise line and resort spa customers of ours.

We also believe that the complimentary provision of our services and Elemis products to a targeted group of British Airways travelers will expose our Elemis product line and spa services to upscale consumers, many of whom might otherwise not be familiar with our products.

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

On cruise ships we compete with providers of services and products similar to ours seeking agreements with cruise lines and with passenger activity alternatives that compete with us for passenger dollars. These activity alternatives include gambling casinos, bars and a variety of shops and are found on almost all of the ships served by us. An increasing number of those shops offer beauty products that compete with those we sell on cruise ships. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping and cruise line-sponsored shore excursions, as well as other activities that compete with us for passenger dollars. One of our cruise line customers has, in the past, provided shipboard services and products similar to those we provide with its own personnel on two of its ships. Another cruise line we serve has engaged the services of third party spa services providers on two of its ships. One or more additional cruise lines could elect to provide these services and products themselves or through other third party providers in the future. There are currently several other entities offering services to the cruise industry similar to those provided by us, including Harding Brothers, Canyon Ranch and others.

Many of the resorts we serve, as well as any resorts that we may serve in the future, offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of these resorts also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our resort spas also compete with spas at locations in the vicinities of our spas, as well as with other beauty, relaxation and other therapeutic alternatives that compete for consumer dollars. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests in the respective markets we serve. In addition, we also compete with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas operated by us. A number of these spa operators may have greater resources than we do. There are a number of competitors in the resort spa market including, among others, Canyon Ranch, Golden Door, Red Door, Spa Chakra and ESPA.  Further, some resort operators provide spa services themselves, including the two resorts in each of Bali, Indonesia and the Maldives, where we ceased operating spas after the expiration of our agreements in 2006.

The post-secondary education market is highly competitive. Our schools compete with providers of similar education in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition rates than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. A number of our competitors have, in recent years, modified their course offerings to now offer, or are contemplating offering, programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Everest College, Cortiva Institute and Keiser College.

There are many competitors in the beauty products industry. Our product sales on ships and on land compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, a number of competitors sell their products in close proximity to our product offerings.

Seasonality

Our revenues are generated principally from our cruise ship spa operations.  Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere summer months, generally resulting in the third quarter being the strongest quarter for us. Our product sales are strongest in the fourth quarter as a result of the December holiday shopping period. Operating costs do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

We anticipate that these seasonal trends will continue.

Trademarks

We hold or control numerous trademarks, both in the United States and in several foreign countries. The most recognized trademarks are for Mandara, Elemis, La Therapie and The Greenhouse. We believe that the use of these trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means.

We license "Mandara" for use by luxury resort spas in certain Asian countries and we license "The Greenhouse" mark for use by a luxury destination spa near Dallas, Texas. Registrations for the "Steiner," "Mandara" and "Elemis" trademarks have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in countries in North America, Asia and Europe. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending.

From time to time we seek to use new marks to identify our services and products. At times, marks that we have sought to use because we believed they would help promote our business have not been available for our use. We cannot assure you that marks that we may seek to use to grow our business will be available to us in the future.

Regulation

Spa Services and Products. The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to ship structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have cruise line agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry. New regulations were adopted in 2005 applicable to ships whose keels are laid after January 1, 2009, which could increase the costs of new ship construction. In addition, many of the cruise ships we serve call on U.S. ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

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

Other bases for prohibitions or limitations to be imposed on a school's eligibility for participation in HEA financial assistance programs include student loan default rates over specified limits, failure to comply with general standards of financial responsibility prescribed by the DOE, late student refund payments over specified levels and deriving more than 90% of a school's revenue, as defined under applicable DOE regulations, in any fiscal year from Title IV funding.

Sanctions can be imposed on schools seeking Title IV funding, including, but not limited to, requiring that an institution post a letter of credit in favor of the DOE, placing such institution on a heightened level of cash monitoring under which a school's federal funding requests would be more carefully reviewed by the DOE or transferring the institution from the advance system of receiving Title IV program funds to the reimbursement system, under which an institution must disburse its own funds to students and document each student's eligibility for Title IV program funds before receiving such funds from the DOE.

Schools participating in Title IV programs may not provide any commissions, bonuses or any other incentive payments based directly or indirectly on success in securing enrollment or financial aid to any person or entity engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV program funds.

Under applicable regulations, there are three financial ratios for an institution to qualify for the Title IV Financial Assistance Program, each of which is scored separately and which are then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV programs for up to three years under additional monitoring procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV programs.

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

The financial aid and assistance programs, in which most of our schools' students participate, are subject to political and budgetary considerations. Accordingly, there is no assurance that such funding will be maintained at current levels. Administration of these programs is periodically reviewed by various regulatory agencies. The failure by our schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of their ability to participate in Title IV programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV program funds would have a material adverse effect on our results of operations and financial condition because the schools' student enrollment would likely decline as a result of the inability of a significant portion of our students to finance their education without the availability of Title IV program funds.

Sallie Mae, a leading provider of student loans, recently announced that it would be discontinuing a loan program for higher credit risk individuals. Although, based on our current students' manner of financing their tuition payments to us, we do not believe that this action will have a material adverse effect on our schools' operations, to the extent that Sallie Mae determined to expand the cessation of loans beyond what was recently announced, or other significant student loan providers determine to broadly restrict or cease their student lending activities, our results of operations and financial condition could be materially adversely affected. In addition, if prospective students of ours consist, to a significantly greater extent than our current student body, of higher credit risk individuals, those students will likely have difficulty obtaining financing for their tuition payments to us and this could materially adversely affect our results of operations and financial condition.

Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

All of our schools are eligible for our students to receive federal funding, including loan funds.

Employees

As of February 11, 2008, Steiner Leisure had a total of 4,687 employees. Of that number, 3,525 worked in spa operations, 30 were involved in the recruiting and training of spa personnel, 275 were involved in teaching at our massage and beauty schools, 169 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 688 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with fixed terms, generally of eight months. Depending on the size of the ship and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our resort spas and day spas generally are employed without contracts, on an at-will basis. Our resort spa and day spa therapists are generally paid on a commission basis. Resort spa and day spa managers receive a salary, plus bonuses, if applicable, based on various criteria. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club resorts in the Bahamas becoming subject to a collective bargaining agreement. None of our other employees is covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	65	Chairman of the Board
Leonard I. Fluxman	49	President and Chief Executive Officer and a Director
Robert C. Boehm	53	Executive Vice President and General Counsel
Glenn J. Fusfield	45	Executive Vice President and Chief Operating Officer - Maritime
Sean C. Harrington	41	Managing Director of Elemis Limited
Robert H. Lazar	44	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	44	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	51	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	57	Senior Vice President of Resort Operations of Mandara Spa LLC
Robert Schaverien	43	Managing Director of Steiner Training Limited

Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2001, Mr. Warshaw also served as our Chief Executive Officer.  In 1982, Mr. Warshaw joined Steiner Group Limited, a predecessor of ours that operated hair and beauty salons in the United Kingdom, as well as spas on cruise ships, subsequently known, prior to its dissolution, as STGR Limited ("Steiner Group").  He served as senior officer of the Maritime Division of Steiner Group from 1987 until November 1995.   Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of one of our subsidiaries, and the father-in-law of Robert Schaverien.

Leonard I. Fluxman has served as our President and Chief Executive Officer since January 2001, and as a director since November 1995.  From January 1999 to December 2000, Mr. Fluxman served as our President and Chief Operating Officer. From November 1995 through December 1998, he served as Chief Operating Officer and Chief Financial Officer of Steiner Leisure. Mr. Fluxman joined us in June 1994, in connection with the acquisition of Coiffeur Transocean (Overseas), Inc. ("CTO"), which operated a business similar to that of Steiner Group. Mr. Fluxman served as CTO's Vice President -- Finance from January 1990 until June 1994, and as its Chief Operating Officer from June 1994 until November 1996.

Robert C. Boehm has served as our Executive Vice President and General Counsel since January 2008. From September 2002 through December 2007, he served as our Senior Vice President and General Counsel. From May 1999 until joining us, he was a shareholder with the Miami office of Akerman Senterfitt, a Florida-based law firm. From May 1995 until May 1999, Mr. Boehm was a partner in the Miami and Washington, D.C. offices of Kelly, Drye and Warren LLP, a New York-based law firm. Prior to joining Kelly, Drye, among other things, Mr. Boehm was a partner and associate in law firms in Washington, D.C. and Miami and served as an enforcement attorney with the Securities and Exchange Commission.

Glenn J. Fusfield has served as our Executive Vice President and Chief Operating Officer - Maritime since April 2007. From January 2001 until April 2007, he served as our Chief Operating Officer. Mr. Fusfield joined us in November 2000 as our Senior Vice President, Group Operations. Prior to joining us, Mr. Fusfield was with Carnival Cruise Lines for 12 years, serving as Director, Hotel Operations for Carnival from January 1995 until December 1998, and Vice President, Hotel Operations from January 1999 to October 2000.

Sean C. Harrington has served as Managing Director of our Elemis Limited subsidiary since January 1996, in which capacity he oversees our product production and product distribution operations. From July 1993 through December 1995, he served as Sales Director, and from May 1991 until July 1993, as United Kingdom Sales Manager of Elemis Limited.

Robert H. Lazar has served as our Vice President - Finance and Chief Accounting Officer since April 2007. From July 2000 until April 2007, Mr. Lazar served as our Vice President - Finance. Prior to joining us, Mr. Lazar was with Arthur Andersen LLP, serving as a Senior Audit Manager from August 1995 to June 2000 (including with responsibility for the audit of Steiner Leisure) and in various other auditor positions from September 1987 until August 1995.

Stephen B. Lazarus has served as our Executive Vice President and Chief Financial Officer since August 2006. From July 2003 until August 2006, he served as our Senior Vice President and Chief Financial Officer. From October 1999 until joining us, he was Division Vice President and Chief Financial Officer for Rayovac Corporation's Latin America Division. From September 1998 through September 1999, Mr. Lazarus was Director, Financial Planning and Analysis for Guinness and Co., a division of Diageo Plc. Prior to that, Mr. Lazarus was with Duracell, Inc. (later a subsidiary of The Gillette Company) from February 1990 until April 1998, where he held finance and business positions of increasing responsibility. From February 1988 to January 1990, Mr. Lazarus was employed by Ernst & Young as a senior auditor.

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

Robert Schaverien has served as Managing Director of Steiner Training Limited since October 1999. In that capacity, he is responsible for recruitment and training for our shipboard employees. From May 1996 until October 1999 he served as a Sales Director for our Elemis Limited subsidiary. From February 1992 until April 1996, Mr. Schaverien served as Managing Director of Steiner Group. Prior to joining Steiner Group, Mr. Schaverien worked with British Petroleum in a sales and marketing capacity from 1989 until 1991. Mr. Schaverien is the son-in-law of Clive Warshaw and Michèle Steiner Warshaw, directors of Steiner Leisure.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, prospects and the prevailing market price and performance of our common shares may be adversely affected by a number of factors, including the matters discussed below. In addition to the other information set forth or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating us and our business. These important factors, among others, could cause our actual results to differ from our expected or historical results.

We Depend on Our Agreements with Cruise Lines and Resorts; if These Agreements Terminate, Our Business would be Harmed

Our revenues are generated principally from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to five years with an average remaining term per ship of approximately two years as of February 11, 2008. As of that date, cruise line agreements that expire within one year covered 18 of the 130 ships served by us. These 18 ships accounted for approximately 4.9% of our 2007 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and resorts increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2008, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to three ships, we are operating without written agreements. These six ships (which are included in the 18 ships referenced above) accounted for approximately 2.4% of our 2007 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our resort spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

We Depend on the Cruise Industry and Their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. Most of the ships we serve are primarily marketed to North American consumers. According to CLIA, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 7.6 million passengers in 2002 to approximately 10.3 million passengers in 2007. However, the cruise industry may not continue to grow or may decrease in size in the future. A decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

The cruise industry is subject to significant risks that could affect our results of operations and financial condition. Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could materially adversely impact the cruise industry and our results of operations and financial condition. For example, in the summer of 2005, in response to the dislocations caused by Hurricane Katrina in the Gulf Coast of the United States, Carnival Cruise Lines withdrew three ships that we served from service for use in hurricane relief efforts. Hurricane Wilma, in 2005, caused the temporary closing of cruise ports in South Florida and destroyed a cruise pier facility in Cozumel, Mexico. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, cruise ship sinkings, an attempted pirate attack, passenger disappearances, fatalities from a shore excursion bus accident, a shipboard fire and other incidents have brought adverse publicity to the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our results of operations and financial condition.

The cruise lines' capacity has grown in recent years and is expected to continue to grow over the next few years as new ships are introduced. In other to utilize the new capacity, it is likely that the cruise industry will need to increase its share of the overall vacation market. In order to increase that market share, cruise lines may be required to offer discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products.

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Changes in airline service to cruise embarkation and disembarkation locations could adversely affect us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks, such as those of September 11, 2001, or armed hostilities, could adversely affect the ability of cruise passengers to reach their ports of embarkation, or could cause cancellation of cruises.

Demand for cruises is also likely to continue to be increasingly dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as resort hotels and sightseeing vacations. Economic changes that reduce disposable income or consumer confidence in the countries from which our cruise line customers source their passengers may affect demand for vacations, including cruise vacations, which are discretionary purchases. A majority of the cruise passengers we serve reside in North America. We believe that the weaker U.S. economy, including the impact on consumers of higher fuel costs and tighter credit, has had an adverse effect on the discretionary spending of U.S. consumers, including spending on cruise and resort vacations and our services and products at those venues, and that the continuation of these economic conditions or their worsening into a period of economic recession could have a material adverse effect on the cruise industry and could also have a material adverse effect on our business, results of operations and financial condition.

A number of cruise lines have recently introduced a fuel supplement charge, resulting in an additional fee being charged to passengers. In addition, under new rules anticipated to take effect in the near future, U.S. citizens will be required to carry a passport or other type of specified identification card to travel to certain countries that are currently exempt from these requirements. Many cruise passengers may not have a passport or may not obtain the other required identification card when available. These factors could have an adverse effect on the number of future cruise line passengers.

Cruise ships have increasingly had itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected. In addition, a number of cruise lines are increasingly offering voyages that are longer in duration and that call on more exotic ports. Such cruises generally generate lower revenues for us than shorter cruises and cruises that call on more common destinations. In addition, a recently proposed federal regulation would, if adopted, require cruise ships (including most of the ships we serve) to have longer stays in non-U.S. ports than currently is the case. The effect of this rule could be to reduce the number of cruise line passengers and to otherwise adversely affect our revenues as referenced above.

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in the past few years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of whom currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our revenues in 2007, 2006 and 2005, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn Cruise Lines, but excluding Windstar for 2007, as it was sold by Carnival in April 2007): 33.4%, 33.7% and 34.9% and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 20.0%, 20.8% and 22.7%. These companies also accounted for 101 of the 130 ships served by us as of February 11, 2008. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

The Success of Our Resort Spas Depends on the Resort Hotel Industry

Our resort spa operations are conducted at 51 resorts located in a total number of 15 countries and territories. We are dependent on the resort hotel industry for the success of our resort spas. To the extent that consumers do not choose to stay at resorts where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The resort hotel industry is subject to risks that are similar to those of the cruise industry, including the following risks:

  adverse economic conditions and the considerations described above regarding the effects of adverse U.S. economic conditions on the cruise industry apply similarly to the resort hotel industry, including the resorts where we have operations, a significant portion of whose guests are from the U.S.;

  changes in the national, regional and local climate (including major national or international terrorist attacks, armed hostilities or other significant adverse events, local conditions, including an oversupply of hotel properties, or a reduction in demand for hotel rooms);

  the attractiveness of the resorts to consumers and competition from comparable hotels in terms of, among other things, accessibility and cost;

  the outbreaks of illnesses, or the perceived risk of such outbreaks, in locations where we operate resort spas;

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

  reductions in resort occupancy during major renovations or as a result of damage or other causes (for example, the Planet Hollywood Resort and Casino (formerly known as the Aladdin) recently underwent a major renovation which adversely affected the results of operations of our spa at that resort);

  the maintenance of the resorts we serve and changes in popular travel patterns;

  changes in guest demographics at the resorts we serve;

  acquisition by hotel chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers;

  elimination of, or reduction in, airline service to locations where we operate resort spas, which would result in fewer guests at those resorts; for example, in 2005, one airline ceased flights from Japan to Saipan (where we have operations), significantly reducing the number of visitors to that island; and

  reduction in travel to non-U.S. resorts we serve resulting from the new passport requirements for U.S. citizens.

To the extent that there are adverse changes in the foregoing conditions, this could materially adversely affect our business, results of operations and financial condition.

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world, including geographic regions that from time to time experience political and civil unrest and armed hostilities. In 2005, a cruise ship which we serve experienced an attempted pirate attack off the coast of Africa and hostile environments exist in various parts of the world where cruise ships we serve operate. In addition, our resort spa operations in Asia have been adversely affected by the terrorist bombings in Bali, Indonesia in October 2002 and October 2005, the hotel bombing in Jakarta, Indonesia in August 2003 and the 2006 coup in the Fiji Islands. In 2007, there was a terrorist attack in the Maldives, where we operate several resort spas. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or resort vacations. Weaker cruise industry and resort performance could have a material adverse effect on our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

We are obligated to make minimum annual payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements we enter into. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2007, these payments are required by cruise line agreements covering a total of 25 ships served by us and by 18 of the agreements for our resort spas.

As of December 31, 2007, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $35.3 million in 2008, $35.8 million in 2009, $24.3 million in 2010, and $9.6 million in 2011. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments above. In general, Steiner Leisure has experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2007, we guaranteed total minimum payments to resorts of approximately: $2.8 million in 2008, $2.9 million in 2009, $2.6 million in 2010, $2.0 million in 2011, $1.4 million in 2012 and $5.1 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Resorts We Serve

Our revenues from our shipboard guests and guests at our resort spas can only be generated if the ships and resorts we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, one of the resorts where we operate a luxury spa filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. However, we cannot assure you of the continued viability of any of the resorts (including our ability to protect our investments in build-outs of resort spa facilities) or cruise lines that we serve. To the extent that cruise lines or resorts that we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially adversely affected.

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

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, and our three executive vice presidents. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. We have key person life insurance policies with respect to Mr. Fluxman and Glenn Fusfield, Executive Vice President and Chief Operating Officer - Maritime, but not Mr. Warshaw or any of our other executive officers. Since January 2008, we have been seeking a Chief Operating Officer for our Schools division. We cannot assure you that we will be able to find an appropriate candidate for that position within a reasonable period of time. A failure to find such a candidate within a reasonable period of time could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the various jurisdictions where we operate our spas have their own licensing or similar requirements applicable to our employees, which could affect our ability to open new spas on a timely basis or adequately staff existing spas. The two ships we serve that are U.S. based also are subject to U.S. labor law requirements that can result in delays in obtaining adequate staffing.

We Depend on a Single Product Manufacturer

A significant portion of the ingredients and other materials for our Elemis and La Therapie beauty products is produced by a single manufacturer. If this manufacturer ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

Possible Adverse Changes in U.S. or Foreign Tax Laws Could Increase our Taxes

Background

Steiner Leisure is a Bahamas international business company ("IBC") that, directly or indirectly, owns, among other entities: Steiner Transocean Limited ("Steiner Transocean"), our principal subsidiary and a Bahamas IBC that conducts our shipboard operations, primarily outside U.S. waters (which constitutes most of our shipboard activities), and Steiner Management Services, LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from Steiner Transocean and other subsidiaries ("Management Services").

We also own, directly or indirectly, the shares of additional subsidiaries in the United States, the United Kingdom and other taxable jurisdictions as well as subsidiaries in jurisdictions in which the subsidiaries are not subject to tax.

Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas or other income tax, except as set forth below. Our United States subsidiaries are subject to U.S. income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, would be subject to a 30% U.S. withholding tax. Other than as described below, we believe that none of the income generated by our non-U.S. subsidiaries will be effectively connected with the conduct of a trade or business in the United States and, accordingly, that such remaining income will not be subject to United States federal income tax.

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

Steiner Transocean has three types of income:  income from the provision of spa services, income from the sales of spa products purchased (at prices determined on an arms' length basis) from another non-U.S. subsidiary of ours and income from leasing (at rates determined on an arms' length basis) its shipboard employees and space to a U.S. subsidiary of ours  that  performs spa services and sells spa products while the ships are in U.S. waters and pays Steiner Transocean the amounts referenced above (the "U.S. Waters Activities").

We believe that most of Steiner Transocean's shipboard income will be treated as foreign-source income, not effectively connected to a business it conducts in the United States. This belief is based on the following:

  we believe that all of the functions performed, resources employed and risks assumed in connection with the performance of the above-mentioned services and sales (other than Steiner Transocean's involvement in the U.S. Waters Activities) occur outside of the U.S.; and

  the income to Steiner Transocean from the U.S. Waters Activities is income effectively connected to a U.S. source, and thus subject to U.S. income taxation, but constitutes a small percentage of Steiner Transocean's total income.

The Risks to Us

However, all or a portion of Steiner Transocean's income for periods prior to January 1, 2007 could be subject to United States federal income tax at a rate of up to 35%:

  to the extent the first two activities described above were considered by the United States Internal Revenue Service to occur in the United States, its possessions or territorial waters; or

  if the activities performed on behalf of Steiner Transocean in the United States were considered to be a material factor in generating Steiner Transocean's income, which we do not believe to be the case.

Under recently enacted United States Internal Revenue Service ("IRS") regulations, which create new tests under the existing law for our shipboard income being subject to U.S. federal income tax, for our fiscal years beginning on or after January 2007, all or a portion of Steiner Transocean's income could be subject to U.S. federal income tax at a rate of up to 35%:

  to the extent the income from Steiner Transocean's shipboard operations that we believe are performed outside of U.S. territorial waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the U.S. or its possessions or territorial waters;

  to the extent the income from Steiner Transocean's sale of spa products for use, consumption, or disposition in international waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the U.S., its possessions or territorial waters; or

  to the extent that passage of title or transfer of ownership of products sold by Steiner Transocean for use, consumption or disposition outside international waters, takes place in the U.S. or a U.S. office materially participates in such sales.

If Steiner Transocean is a controlled foreign corporation ("CFC"), any of its shipboard income will be considered income from sources within the United States and will be subject to U.S. federal income tax unless such income is attributable to functions performed, resources employed or risks assumed in a foreign country or countries.

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

Management Services receives payments from Steiner Transocean and other subsidiaries of Steiner Leisure in return for certain administrative services it provides to Steiner Transocean and those other subsidiaries. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arm's length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Management Services or other U.S. subsidiaries of ours. This reallocation also could result in the imposition of interest and penalties. Management Services and other U.S. subsidiaries of ours also are subject to U.S. state and local income, franchise and other taxes and certain of our other subsidiaries are subject to taxes in certain other countries.

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

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In 2007, our effective income tax rate was 8.6%. See Note 9 in the accompanying Consolidated Financial Statements. Our land-based operations have significantly increased, including with the acquisition of UCMT in 2006, and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities), which would result in an increase in the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to tax. In addition, such amount of income subject to tax will continue to increase to the extent our land-based income continues to increase relative to our shipboard income.

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

Many of the resorts that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of these resorts also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our resort spas also compete with other spas in their vicinities, as well as with other beauty, relaxation or other therapeutic alternatives. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide in our respective markets. In addition, we also compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than spas operated by us. Also, a number of these spa operators may have greater resources than we do. Further, some resort operators provide spa services themselves.

The post-secondary education market is highly competitive. Our post-secondary massage and beauty schools compete with providers of similar instruction in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. Lower tuition by our competitors could limit our ability to increase or maintain student enrollment if we increase our tuition charges. A number of our competitors' schools are now offering or contemplating offering programs similar to, or otherwise competitive with, ours. This will increase the competition for students. Our product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and products with greater name recognition than our products.

There are many competitors in the beauty products industry. Our product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, a number of competitors sell their products in close proximity to our product offerings.

If we are unable to compete effectively in one or more areas of our operations, our business, results of operations and financial condition could be adversely affected.

Risks of Non-U.S. Operations

A total of six of our resort spa operations are located on the Indonesian island of Bali, which was the site of terrorist attacks in October 2002 and October 2005. Jakarta, the Indonesian capital, was the site of a hotel bombing in August 2003. Those attacks adversely affected our revenues in that region from 2002 through 2006 and we believe that any growth we experience in Asia in the future (of which we cannot assure you) would come in countries other than Indonesia. In addition, countries where we currently or may in the future operate spas have in the past, and may in the future, experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate our spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

Severe Weather Can Disrupt Our Spa Operations

We operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations which are subject to severe weather conditions, including hurricanes and other destructive storms. For example, as a result of the powerful Tsunami that struck Asia in December 2004, most of our operations in the Maldives were damaged and we have since then ceased to operate some of those spas. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations, including Florida, the Caribbean and the Gulf of Mexico, could materially adversely affect our business, results of operations and financial condition.

Risk of Early Termination of Resort Spa Agreements

A number of our resort spa agreements provide that landlords may terminate the agreement provided that we receive certain compensation with respect to our build-out expenses and earnings lost as a result of such termination. In 2006, our agreement to operate the spa at the One&Only Palmilla Resort in Los Cabos, Mexico was terminated by the resort owner and we received a termination payment. While we always attempt to negotiate the best deal we can in this regard, we cannot assure you that any amounts we would receive in connection with such termination accurately reflects the economic value of the assets that we would be leaving behind as a result of such termination. In addition, in the event of certain terminations of an agreement with a resort spa, such as by the resort operator after our breach of an agreement, or as a result of the bankruptcy of a resort, even if we have a provision in our agreement providing for a termination payment, we could receive no compensation with respect to build-out expenditures that we have incurred.

We also attempt to obtain terms in our resort spa agreements that protect us in the event that the resort operator's lender forecloses and takes over the property in question. However, we cannot always obtain such protective "non-disturbance" terms. In the event that the lender to a resort spa operator under an agreement where no such non-disturbance term is included forecloses on that property, our agreement could be terminated prior to the expiration of its term. In such case, in addition to the loss of income from that spa, we could lose the residual value of the investment we made to build out that facility.

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

Among other parts of our business plan, we consider various land-based resort spa opportunities. We have been required, in connection with a number of our resort spa agreements, to incur the cost of the resort-spa build-out of the spa facilities in amounts up to approximately $15.6 million. In addition, with respect to the spa for which we spent the aforesaid amount, we also agreed to advance a total of $6.4 million toward its build-out. Any spas we might wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We may also seek acquisitions or other opportunities to grow our business which would require us to expend funds, possibly significant amounts, such as our acquisition of UCMT in 2006. We are subject to restrictions on capital expenditures under our credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to be able to take advantage of all otherwise favorable opportunities to operate resort spas or effectuate other potentially favorable transactions. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out and Opening of Our Resort Spas

In connection with new resort spas that we may seek to operate in the future, we may wish, or be required, to build-out the spa's facilities at our own expense. The cost to build out resort spa facilities has ranged from relatively small amounts (for small spas in the Pacific and Asia) to approximately $15.6 million (plus the advance of an additional $6.4 million in construction costs). Such build-outs involve risks to us, including the following:

  The commencement of the build-outs generally cannot begin until the venue owner has completed its own construction site around the premises of the proposed spa. We have no control over that process. The build-out process, as well as weather-related postponements and other factors affecting construction projects generally, could delay our spas' opening dates from those which we may have announced to the public and could result in a loss of revenue to us.

  If the resort owner files for bankruptcy or otherwise has financial problems prior to the opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, the operator of the Aladdin Resort and Casino, where we operated a luxury spa, filed for protection under Chapter 11 of the Bankruptcy Code. While that resort has been sold to a new owner (Planet Hollywood) and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a resort could have a material adverse affect on our operations at that resort.

  In addition, openings of new resort spas may be delayed for reasons not related to build-outs. Among other things, adverse local economic or political conditions, hostility in the region, unavailability of labor or outbreaks of illnesses could delay commencement of our operations at resort spas beyond the dates which we may have announced to the public.

Non-Regulatory Risks Relating to Our Schools

Risks Related to Quality of Training

Prospective employers of graduates of our schools require new employees to have received training reflecting the latest methods for performing the services involved. If our training is unable to keep pace with the constantly changing demands of consumers in the spa and beauty services areas, this could adversely affect the ability of our students to find employment after completing their training with us, which could, in turn, have an adverse affect on our ability to attract students.

Risks Related to Student Enrollment and Retention and Faculty Retention

In order for our schools to be successful, we must enroll and retain students at rates which would support such success. While we use a variety of means to market our schools to prospective students, among other things, the competition for students among schools similar to ours and other types of post-secondary schools, is intense. The failure to maintain student enrollment and retention rates at sufficient levels could adversely affect the business, results of operations and financial condition of our schools.

The success of our schools also depends on our ability to attract and retain sufficient numbers of faculty members with appropriate qualifications and experience, and we can provide no assurance that we will be able to retain such faculty when, and in the locations, needed.

We offer payment plans to help students pay that portion of their education expense not covered by financial aid programs, including plans under which these balances are unsecured and not guaranteed. Losses related to unpaid student balances could have a material adverse effect on results of operations and financial condition of our schools.

Sallie Mae, a leading provider of student loans, recently announced that it would be discontinuing a loan program for higher credit risk individuals. Although, based on our current students' manner of financing their tuition payments to us, we do not believe that this action will have a material adverse effect on our schools' operations, to the extent that Sallie Mae determined to expand the cessation of loans beyond what was recently announced, or other significant student loan providers determine to broadly restrict or cease their student lending activities, our results of operations and financial condition could be materially adversely affected. In addition, if prospective students of ours consist, to a significantly greater extent than our current student body, of higher credit risk individuals, those students will likely have difficulty obtaining financing for their tuition payments to us and this could materially adversely affect our results of operations and financial condition.

High Interest Rates Could Adversely Affect Our Ability to Attract and Retain Students.

Increases in interest rates result in a corresponding increase in the cost to some of our existing and prospective students of financing their education. This could result in a reduction in the number of students attending our schools and could adversely affect our results of operations and financial condition. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of loans. Higher default rates may, in turn, adversely impact the eligibility of a school to participate in Title IV programs and/or the willingness of private lenders to make private loan programs available to students who attend certain schools, which could result in a reduction in the number of students attending those schools. Currently, only a small amount of the financing that our students receive is tied to interest rates that vary with prevailing interest rates. If the amount of floating interest rate-related financial aid received by our students increases significantly, then the aforementioned risk would increase for us.

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

Government Regulation Could Adversely Affect Us

We are subject to a variety of governmental regulations with respect to our various operations. In addition to the requirements and limitations that these regulations currently impose on us, these regulations are subject to change that could further limit our activities. Additional regulations could also be adopted in the future that could add further requirements and/or limitations with respect to our business.

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

Schools

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of the HEA administered by the DOE. For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate state agencies, accreditations by an accrediting agency authorized by the DOE and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

If one or more of our schools were to violate any of these regulatory requirements, we could suffer a financial penalty. A regulatory authority also could place limitations on our schools' operations or suspend or terminate our schools' ability to grant degrees and certificates or suspend or terminate eligibility to receive federal student financial aid funds on behalf of their students. Such violation also could result in loss of state licensure or accreditation. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied, or whether each of our schools will be able to comply with all of the requirements in the future. Even if we are complying with applicable governmental and accrediting body requirements, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect the financial results of our schools.

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

Our schools could lose their eligibility to participate in some or all of the federal student financial aid programs if defaults by students on their program loans equal or exceed specified rates or if our schools derive more than 90% of their revenue from federal student financial aid programs in any fiscal year. Such excessive default rates or the 90% derivation of revenues from these programs could have a material adverse effect on our schools' population and revenue.

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

State authorization and accreditation by an accrediting agency recognized by the DOE also are required for an institution to participate in the federal student financial aid programs. Requirements for state authorization and accreditation vary substantially among the applicable agencies. Loss of state authorization or accreditation by one or more of our campuses could have a material adverse affect on our student population and revenue.

Schools participating in Title IV programs may not provide any commission, bonus or any other incentive payment based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse affect on the schools' results of operations and financial conditions.

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

In recent years, the operations of a number of companies in the for-profit post-secondary education industry have been subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing resulted in investigations by federal and state law enforcement agencies and others. These allegations, reviews and investigations of other companies and the accompanying adverse publicity could have a negative impact on the post-secondary education industry as a whole, and our schools' business.

Our growth strategy with respect to our schools includes consideration of acquisitions that we believe would be beneficial to us, such as our 2006 acquisition of UCMT. Any proposed acquisition of an institution that participates in federal student financial aid programs requires that we seek approval from the DOE and applicable state agencies and accrediting authorities. A change of ownership or control of an institution can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. Once the final change of ownership approvals are received from the state licensing agencies and the accrediting authorities, the school must then apply to the DOE to obtain final approval for Title IV funding eligibility. If we are unable to obtain approvals from state agencies, accrediting agencies or the DOE for any institution we propose to acquire, the acquired schools would not be permitted to participate in federal student financial aid programs. Such failure could have a material adverse effect on the schools to be acquired and on our schools operations in general.

In addition, if we open new schools or branch campuses of our existing schools or offer new programs before these new locations or program offerings are approved by the DOE, our students at those schools or campuses, or in those programs, would not be eligible for Title IV financing. State and accrediting regulators' approval is also needed for such new operations.

While all of our schools are currently eligible for our students to receive federal funding, including loan funds, we cannot assure you that we will be able to maintain such eligibility for our schools at all times in the future.

The financial aid and assistance programs, in which most of our schools' students participate, are subject to political and budgetary considerations. There is no assurance that funding for such programs will be maintained at current levels. The loss of, or a significant reduction in, Title IV program funds would likely have a material adverse effect on the results of operations and financial condition of our schools because the schools' student enrollment would be likely to decline as a result of our students' inability to finance their education without the availability of Title IV program funds.

Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters. While all our schools currently are eligible for students to receive federal funding, including loan funds, we cannot assure you that we will be able to maintain such eligibility for our schools at all times in the future.

In connection with UCMT's most recent application for renewal of its accreditation, ACCET determined that UCMT's programs at certain of its campuses did not meet certain required criteria for the required reporting period. As a result, ACCET issued a programmatic show cause directive for one of its programs (which requires an institution to demonstrate why approval to offer a specific program should not be withdrawn) and elected to continue the deferral of consideration of the institution's application for renewal of accreditation and directed the institution in the interim to substantiate steps taken to address the issue. The deferral of accreditation was intended to allow for an opportunity to clarify and resolve the areas of concern. However, during that period UCMT could not introduce new programs or new locations or make any major program revisions.

While this matter has been resolved with no adverse action taken and no material adverse effects with respect to UCMT, we cannot assure you that, in the future, all of our companies will at all times possess the according accreditation necessary for the eligibility of students for Title IV financing. Any denial of renewal of accreditation of one or more of our campuses or educational programs would result in the loss of eligibility of students and prospective students at those campuses or in those programs to obtain Title IV financing, which could materially adversely affect our results of operations and financial condition.

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially adversely affected. As the types of services we offer increase, such as the additions of acupuncture, teeth whitening, and other "medispa" services, the potential for claims against us could also increase.

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

Need for Growth in Product Sales and Risk Relating to Retail Rollouts

In order for us to grow, we need to find additional sources of revenue. We have been placing additional emphasis on growth in sales of our products, particularly our "Elemis" and "La Therapie" lines apart from sales on cruise ships and at our resort spas. While we believe that our Elemis luxury day spas in Coral Gables, Florida and London, England have assisted us in our efforts to increase our Elemis and La Therapie products sales, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are the only day spas in their respective countries operated under the Elemis name, or that we otherwise will be able to grow our product sales.

Since 2005, in the British Isles and the United States, we have commenced selling our Elemis products in dedicated areas of well-known department stores and other retail establishments. From time to time in the future we may announce additional agreements with retail venues to operate such dedicated Elemis sales areas. Those agreements may be in a non-written form and may otherwise not be formal commitments. Accordingly, even if we announce our intention to commence retail product sale operations at certain venues, we cannot provide assurance that, in fact, such operations will be effectuated in all instances.

Our ability to grow our product sales, in addition to the challenges of competition described above, may be adversely affected by economic conditions. We believe that the weaker U.S. economy, including the impact on consumers of higher fuel costs and tighter credit, has had an adverse effect on the discretionary spending of U.S. consumers, including spending on beauty products such as those we offer. Accordingly, the continuation of these economic conditions or the worsening into a period of economic recession could have a material adverse effect on our products business.

Need to Expand our Services

The demands of consumers with respect to spa services and products continue to evolve. Among other things, there is a trend to add services at spa facilities similar to those traditionally provided in medical facilities, including services relating to skin care. In order for us to maintain our base of customers and expand our spa business, we must continue to expand our menu of services to keep up with these demands, as we have done recently by offering teeth whitening, acupuncture and microdermabrasion services. These services, as well as other services that consumers may demand, may enhance our exposure to liability for injuries to our customers. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs.

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

Certain of our directors and executive officers reside outside the United States. A substantial portion of our assets and the assets of those persons are located outside the United States. As a result, it may not be possible to affect service of process within the United States upon such persons. It also may not be possible to enforce against them or Steiner Leisure judgments obtained in United States courts based on the civil liability provisions of the United States or the federal securities laws. In the opinion of Harry B. Sands, Lobosky and Company, our Bahamas counsel:

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros, the weakness in recent years of the U.S. Dollar against those currencies has adversely affected our results of operations. Continued weakness of the U.S. Dollar against the U.K. Pound Sterling and the Euro could materially adversely affect our results of operations and financial condition.

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

Anti-takeover Provisions Limit Shareholders' Ability to Affect a Change in Management or Control

Our Articles of Association ("Articles") include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of Steiner Leisure that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified board of directors serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on certain transactions with holders of 15% or more of the voting shares of Steiner Leisure. We have an authorized class of 10,000,000 Preferred Shares that may be issued in one or more series by our board of directors (our "Board") without further action by the shareholders on such terms and with such rights, preferences and designations as our Board may determine. Furthermore, our Amended and Restated 1996 Share Option and Incentive Plan and our 2004 Equity Incentive Plan and certain of our employment agreements provide certain rights to plan participants and our officers in the event of a change in control of Steiner Leisure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

All of our resort spas are operated under agreements with the resort operators. Our day spa facilities, offices, schools and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services, LLC, a Florida subsidiary of Steiner Leisure and our administrative services affiliate, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida and a small warehouse in Salt Lake City, Utah. Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix and Tempe), Colorado (Aurora and Westminster), Florida (Bradenton, Maitland, Miami and Pompano Beach), Maryland (Linthicum), Nevada (Las Vegas), Pennsylvania (York), Utah (Lindon and Salt Lake City) and Virginia (Charlottesville). Our shipboard staff training facilities and the administrative offices of our Elemis Limited ("Elemis") subsidiary are located in Harrow Weald, near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. We maintain an office for public relations and other activities of Elemis in London. We administer our United States day spa operations from our Coral Gables offices and our London day spa from the offices of Elemis Limited. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables. We administer Mandara's Asian and Central Pacific operations from offices in Kuala Lumpur, Malaysia. In Bali, Indonesia, we have a training center and a facility where we produce face and body care-related products and pack and label goods from third party suppliers for shipment to our Asian operations. We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

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

2007	High	Low
First Quarter	$49.14	$41.30
Second Quarter	51.40	43.80
Third Quarter	51.68	38.68
Fourth Quarter	47.83	39.83

2006	High	Low
First Quarter	$46.10	$35.00
Second Quarter	44.88	37.15
Third Quarter	43.76	36.18
Fourth Quarter	46.70	41.11

As of February 11, 2008, there were 15 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of that date, there were approximately 8,826 beneficial owners of the common shares.

We have not paid dividends on our common shares and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, as well as other factors that our Board may deem relevant. In addition, our payment of dividends is prohibited under our credit agreement without the consent of the lender.

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

Issuer Purchases of Unregistered Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2007.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	--	$--	--	882,653
November 1, 2007 through November 30, 2007	138,223	42.54	138,223	744,430
December 1, 2007 through December 31, 2007	117,701	43.37	100,000	644,430
Total	255,924	$42.92	238,223

(1)  Other than the shares purchased in December 2007 described below, we purchased the indicated number of shares as part of our share repurchase program. On June 20, 2005, we announced our Board's authorization for us to purchase up to 1,000,000 common shares from time to time at prevailing prices in the open market and possibly other transactions, subject to market conditions and compliance with certain financial parameters. That authorization represented a confirmation and expansion of the share repurchase plan approved by our Board in 1998 and expanded to several increments up to 3,187,000. On June 23, 2006, we announced our Board's authorization to purchase up to an additional 1,000,000 common shares. On July 26, 2007, we announced our Board's approval of the purchase of an additional 1,500,000 shares in open market or other transactions.

During December 2007, in connection with employee-related transactions outside of our share repurchase program, 17,701 shares were surrendered by our employees in connection with the vesting of restricted shares. We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (U.S. and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2002, and ending December 31, 2007.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2002 in our common shares at a per share price of $13.94, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Steiner Leisure Limited	100.0	102.44	214.35	255.09	326.40	316.79
NASDAQ Composite	100.0	149.75	164.64	168.60	187.83	205.22
Dow Jones U.S. Travel and Leisure	100.0	142.61	183.31	186.31	228.12	224.91

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December  31,  2007. The balance sheet data as of December 31, 2006 and 2007 and the statement of income data for the years ended December 31, 2005, 2006 and 2007 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, independent registered public accountants ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2003, 2004 and 2005 and the statement of income data for the years ended December 31, 2003 and 2004 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere herein.

	Year Ended December 31,
	2003	2004	2005	2006(1)	2007(1)
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues:
Services	$195,731	$233,350	$268,401	$317,731	$351,503
Products	84,843	108,141	128,817	152,411	177,717
Total revenues	280,574	341,491	397,218	470,142	529,220
Cost of Revenues:
Cost of services	157,476	185,294	214,022	253,772	283,596
Cost of products	63,598	80,512	96,588	110,744	127,045
Total cost of revenues	221,074	265,806	310,610	364,516	410,641
Gross profit	59,500	75,685	86,608	105,626	118,579
Operating expenses:
Administrative	14,508	18,493	20,837	26,260	33,080
Salary and payroll taxes	16,789	18,838	22,348	32,844	37,816
Total operating expenses	31,297	37,331	43,185	59,104	70,896
Income from operations	28,203	38,354	43,423	46,522	47,683
Other income (expense):
Interest expense	(3,392)	(1,525)	(275)	(287)	(367)
Other income	510	1,679	553	1,933	1,595
Total other income (expense)	(2,882)	154	278	1,646	1,228
Income from continuing operations before provision for income taxes, minority interest and equity investment	25,321	38,508	43,701	48,168	48,911
Provision for income taxes	1,615	2,912	3,302	2,248	4,214
Income from continuing operations before minority interest and equity investment	23,706	35,596	40,399	45,920	44,697
Minority interest	3	--	--	--	--
Income in equity investment	273	292	--	--	--
Income from continuing operations before discontinued operations	23,982	35,888	40,399	45,920	44,697
Income (loss) from discontinued operations, net of taxes	(3,560)	90	769	225	--
Net income	$20,422	$35,978	$41,168	$46,145	$44,697

Earnings per common share (1)
Income (loss) per share-basic:
Income before discontinued operations	$1.46	$2.12	$2.32	$2.68	$2.69
Income (loss) from discontinued operations	(0.22)	0.01	0.04	0.01	--

	$1.24	$2.13	$2.36	$2.69	$2.69
Income (loss) per share-diluted:
Income before discontinued operations	$1.44	$2.03	$2.23	$2.60	$2.63
Income (loss) from discontinued operations	(0.21)	0.01	0.04	0.01	--

	$1.23	$2.04	$2.27	$2.61	$2.63

Basic weighted average shares outstanding	16,415	16,899	17,401	17,134	16,626
Diluted weighted average shares outstanding	16,668	17,643	18,159	17,596	16,990

BALANCE SHEET DATA:
Working capital	$13,913	$55,519	$56,749	$43,888	$40,319
Total assets	165,605	200,018	210,649	257,770	272,211
Long-term debt, net of current portion	19,158	--	--	--	--
Shareholders' equity	99,285	157,129	159,628	183,626	182,975

_____________________

(1)        In April 2006, we acquired the assets of UCMT for approximately $28 million. This transaction was accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to this acquisition.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak against the U.K. Pound Sterling and the Euro and this weakness has affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel, and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros. This weakness of the U.S. Dollar continues. To the extent that the U.K. Pound Sterling or the Euro becomes significantly stronger against the U.S. Dollar, our results of operations and financial condition could be materially adversely affected.

Another factor that can adversely affect our financial results is regional economic conditions. A majority of our shipboard and land-based spa customers are from North America. We believe that the weaker U.S. economy, including the impact on consumers of higher fuel costs and tighter credit, has had an adverse effect on the discretionary spending of U.S. consumers, including spending on cruise and resort vacations and our services and products at those venues.

In addition, an increasing percentage of cruise passengers who use our services are repeat customers of ours. These repeat customers are less likely to purchase our products than new customers.

Historically, a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. To the extent that our non-shipboard income increases as a percentage of our overall income, the percentage of our overall income that will be subject to tax would increase.

We develop and sell a variety of high quality beauty products under our Elemis and La Therapie brands. We also sell products of third parties. An increasing amount of revenues have come from our sales of products through third party retail outlets, our web sites, mail order and other channels. However, as our product sales grow, continued increases in the rate of such growth are more difficult to attain.

Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the DOE's Title IV program and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under this program.

Key Performance Indicators

Spa Operations. A measure of performance we have used in connection with our periodic financial disclosure relating to our cruise line operations is that of revenue per staff per day. In using that measure, we have differentiated between our revenue per staff per day on ships with large spas and other ships we serve. Our revenue per staff per day has been affected by the increasing requirements of cruise lines that we place additional non-revenue producing staff on ships with large spas to help maintain a high quality guest experience. We also utilize, as a measure of performance for our cruise line operations, our average revenue per week. We use these measures of performance because they assist us in determining the productivity of our staff, which we believe is a critical element of our operations. With respect to our resort spas, we measure our performance primarily through average weekly revenue over applicable periods of time.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-1. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line and land-based spa agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual payments over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and resort spa and day spa venue owners that replace expiring agreements.

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

Revenue Recognition

We do not have critical accounting policies with respect to revenue recognition other than with respect to our massage therapy and beauty schools. Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Allowance for Doubtful Accounts

We do not have critical accounting policies with respect to allowance for doubtful accounts other than with respect to our massage therapy and beauty schools. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience, consider other facts and circumstances, and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write off the accounts receivable due from former students when we conclude that collection is not probable.

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

Goodwill and Intangibles

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2007, we had goodwill of $71.8 million and unamortized intangibles of $5.3 million. As of January 1, 2008, we performed the required annual impairment test and determined there was no impairment of goodwill.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our Consolidated Statement of Income.

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $29.9 million as of December 31, 2007, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return for a year in question. This interpretation became effective for us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.

Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. We continue to recognize interest and penalties as incurred within the provision for income taxes in the Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In September 2006, FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS No. 157 became effective on January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material effect on our Consolidated Financial Statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS No. 159 became effective for us on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date.  We do not expect the adoption of SFAS No. 159 to have a material effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us beginning in 2010. We are currently evaluating the impact SFAS 160 may have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for us beginning in 2010. We are currently evaluating the impact SFAS 141R may have on our Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2005	2006	2007
Revenues:
Services	67.6%	67.6%	66.4%
Products	32.4	32.4	33.6
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	53.9	54.0	53.6
Cost of products	24.3	23.5	24.0
Total cost of revenues	78.2	77.5	77.6
Gross profit	21.8	22.5	22.4
Operating expenses:
Administrative	5.2	5.6	6.3
Salary and payroll taxes	5.6	7.0	7.1
Total operating expenses	10.8	12.6	13.4
Income from operations	11.0	9.9	9.0
Other income (expense):
Interest expense	(0.1)	(0.1)	(0.1)
Other income	0.1	0.5	0.3
Total other income (expense)	--	0.4	0.2
Income from continuing operations before provision for income taxes	11.0	10.3	9.2
Provision for income taxes	0.8	0.5	0.8
Income from continuing operations before discontinued operations	10.2	9.8	8.4
Income from discontinued operations, net of taxes	0.2	--	--
Net income	10.4%	9.8%	8.4%

2007 Compared to 2006

Revenues. Revenues of our reportable segments for the years ended December 31, 2006 and 2007, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions):

	Year Ended December 31,		% Change
Revenue:	2006	2007
Spa Operations Segment	$382,092,000	$416,350,000	9.0%
Products Segment	73,297,000	96,723,000	32.0%
Schools Segment	39,275,000	45,973,000	17.1%
Other	(24,522,000)	(29,826,000)	N/A
Total	$470,142,000	$529,220,000	12.6%

Total revenues increased approximately 12.6%, or $59.1 million, to $529.2 million in 2007 from $470.1 million in 2006. Of this increase, $33.8 million was attributable to an increase in services revenues and $25.3 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 9.0%, or $34.3 million, to $416.4 million in 2007 from $382.1 million in 2006. The increase in revenues was primarily attributable to an average of seven additional large spa ships in service in 2007 compared to 2006. This increase was partially offset by the loss of revenues related to our ceasing operations at the One&Only Palmilla Resort, effective October 1, 2006. Average weekly revenues for our resort spas increased 1.8% to $26,339 in 2007 from $25,881 in 2006 due to increased staff productivity. We had an average of 1,978 shipboard staff members in service in 2007 compared to an average of 1,807 shipboard staff members in service in 2006. Revenues per shipboard staff per day increased by 1.7% to $472 in 2007 from $464 in 2006, primarily due to increased staff productivity. Average weekly revenues for our shipboard spas increased by 5.6% to $51,592 in 2007 from $48,840 in 2006, due also to increased staff productivity.

Products Segment Revenues. Products segment revenues increased approximately 32.0%, or $23.4 million to $96.7 million in 2007 from $73.3 million in 2006. This increase was primarily attributable to the expansion of our product distribution to more third party retail outlets in 2007.

Schools Segment Revenues. Schools segment revenues increased approximately 17.1%, or $6.7 million to $46.0 million in 2007 from $39.3 million in 2006. The increase in revenues was primarily attributable to the operations of UCMT, which was acquired effective April 3, 2006.

Cost of Services. Cost of services increased $29.8 million from $253.8 million in 2006 to $283.6 million in 2007. Cost of services as a percentage of services revenue increased to 80.7% in 2007 from 79.9% in 2006. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in 2007 as compared to 2006. This increase was partially offset by increases in staff productivity.

Cost of Products. Cost of products increased $16.3 million from $110.7 million in 2006 to $127.0 million in 2007. Cost of products as a percentage of products revenue decreased to 71.5% in 2007 from 72.7% in 2006. This decrease was primarily attributable to an increase in sales of higher margin products.

Operating Expenses. Operating expenses increased $11.8 million from $59.1 million in 2006 to $70.9 million in 2007. Operating expenses as a percentage of revenues increased to 13.4% in 2007 from 12.6% in 2006. This increase was primarily attributable to the full year of operations of UCMT and a small affiliate of UCMT in 2007, which were acquired effective April 3, 2006, and an increase in stock-based compensation expense of $1.9 million related to the granting of restricted shares which were not outstanding during 2006, various costs incurred to support our new retail product initiatives and increased bad debt expense due to a decrease in student retention rates in our Schools segment.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2006 and 2007, respectively, was as follows:

	For the Year Ended December 31,		% Change
Income from Operations:	2006	2007
Spa Operations Segment	$34,935,000	$37,982,000	8.7%
Products Segment	6,945,000	5,087,000	(26.7)%
Schools Segment	3,404,000	2,296,000	(32.5)%
Other	1,238,000	2,318,000	N/A
Total	$46,522,000	$47,683,000	2.5%

The increase in income from operations in the Spa Operations segment was primarily attributable to the increase in number of facilities in which we operated in 2007, compared to 2006. The decrease in operating income in the Products segment was primarily due to additional costs incurred to support our new retail initiatives. The decrease in the operating income in the Schools segment was primarily attributable to a decline in enrollments in certain of our campuses and increased bad debt expense due to a decrease in student retention rates.

Other Income (Expense). Other income (expense) decreased $0.4 million from income of $1.6 million in 2006 to income of $1.2 million in 2007. This decrease was primarily attributable to the receipt of $440,000 in January 2006 of insurance proceeds related to the damage we incurred as a result of the December 2004 Asia tsunami.

Provision for Income Taxes. Provision for income taxes increased $2.0 million from expense of $2.2 million in 2006 to expense of $4.2 million in 2007. Provision for income taxes increased to an overall effective rate of 8.6% in 2007 from 4.7% in 2006. This increase was attributable to the recording of a deferred income tax benefit of $2.3 million to decrease the valuation allowance we established in 2006 with respect to the net operating losses that we may not be able to fully utilize. See Note 9 of the Consolidated Financial Statements.

Income from Discontinued Operations, Net of Tax. Income from discontinued operations decreased $0.2 million from income of $0.2 million in 2006 to no income in 2007. This decrease was primarily attributable to the return to us of a certificate of deposit of ours that had been used as collateral for certain equipment used by our former day spa operations, which was received in 2006.

2006 Compared to 2005

Revenues. Revenues of our reportable segments for the years ended December 31, 2006 and 2005, respectively, were as follows:

	Year Ended December 31,		% Change
Revenue:	2005	2006
Spa Operations Segment	$344,612,000	$382,092,000	10.9%
Products Segment	58,393,000	73,297,000	25.5%
Schools Segment	17,081,000	39,275,000	129.9%
Other	(22,868,000)	(24,522,000)	N/A
Total	$397,218,000	$470,142,000	18.4%

Total revenues increased approximately 18.4%, or $72.9 million, to $470.1 million in 2006 from $397.2 million in 2005. Of this increase $49.3 million was attributable to an increase in services revenues and $23.6 million was attributable to an increase in product revenues.

Spa Operations Segment Revenue. Spa Operations segment revenue increased approximately 10.9%, or $37.5 million, to $382.1 million in 2006 from $344.6 million in 2005. The increase in revenues was primarily attributable to an average of four additional large spa ships in service in 2006 compared to 2005 and the number of large spa ships compared to smaller ships being greater in 2006 than in 2005. In addition, during 2006, we operated luxury spa facilities at two hotels where we did not have operations during all of 2005 and some of our spas in the Maldives that were closed as a result of the December 2004 Asia tsunami reopened. This increase was partially offset by the decrease in average weekly revenues for our resorts of 2.1% to $25,881 in 2006 from $26,441 in 2005 due to decreased staff productivity and smaller spas representing a greater portion of the total number of resort spas. We had an average of 1,807 shipboard staff members in service in 2006 compared to an average of 1,653 shipboard staff members in service in 2005. Revenues per shipboard staff per day increased by 2.0% to $464 in 2006 from $455 in 2005 and average weekly revenues increased by 6.8% to $48,840 in 2006 from $45,721 in 2005 due to increased staff productivity.

Products Segment Revenue. Product segment revenue increased approximately 25.5%, or $14.9 million to $73.3 million in 2006 from $58.4 million in 2005. This increase was primarily attributable to the expansion of our product distribution to more third party customers in 2006.

Schools Segment Revenue. School segment revenue increased approximately 129.9%, or $22.2 million to $39.3 million in 2006 from $17.1 million in 2005. The increase in revenues was primarily attributable to the acquisition of UCMT on April 3, 2006.

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

Operating Expenses. Operating expenses increased $15.9 million from $43.2 million in 2005 to $59.1 million in 2006. Operating expenses as a percentage of revenues increased to 12.6% in 2006 from 10.8% in 2005. This increase was primarily attributable to the full year of operations of UCMT and a small affiliate of UCMT in 2007, which were acquired effective April 3, 2006, and an increase in stock-based compensation expense of $4.1 million related to the adoption of SFAS No. 123R and the granting of restricted shares which were not outstanding during 2005.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2006 and 2005, respectively, is as follows:

	For the Year Ended December 31,		% Change
Income from Operations:	2005	2006
Spa Operations Segment	$29,112,000	$34,935,000	20.0%
Products Segment	7,376,000	6,945,000	(5.8)%
Schools Segment	1,129,000	3,404,000	201.5%
Other	5,806,000	1,238,000	N/A
Total	$43,423,000	$46,522,000	7.1%

The increase in income from operations in the Spa Operations segment was primarily attributable to the increase in number of facilities we operate in and increased staff productivity. The decrease in operating income in the Products segment was primarily attributable to costs incurred in connection with our retail sales activities expansion. The increase in the operating income in our Schools segment was attributable to the acquisition of UCMT on April 3, 2006.

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

Provision for Income Taxes. Provision for income taxes decreased $1.1 million from expense of $3.3 million in 2005 to expense of $2.2 million in 2006. Provision for income taxes decreased to an overall effective rate of 4.7% in 2006 from 7.6% in 2005. This decrease was attributable to the recording of a deferred income tax benefit of $2.3 million to decrease the valuation allowance we established in 2006. See Note 9 in the Consolidated Financial Statements.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2006 and 2007 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, resulting in the third quarter being the strongest quarter for us. Our product sales are strongest in the fourth quarter as a result of the December holiday shopping period. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure (and exclude the day spa segment, which is reported in discontinued operations) which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2006				Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$104,549	$117,226	$126,292	$122,075	$123,737	$129,839	$140,431	$135,213
Gross profit	23,669	26,168	27,805	27,984	28,496	29,380	29,977	30,726
Administrative, salary and payroll taxes	13,150	14,795	15,424	15,735	17,147	17,002	17,784	18,963
Income from continuing operations	10,581	10,779	11,390	13,170	10,779	11,562	11,373	10,983
Discontinued operations	225	--	--	--	--	--	--	--
Net income	10,806	10,779	11,390	13,170	10,779	11,562	11,373	10,983
Basic earnings per share	$0.62	$0.62	$0.67	$0.78	$0.63	$0.68	$0.69	$0.68
Diluted earnings per share	$0.60	$0.61	$0.66	$0.75	$0.62	$0.67	$0.68	$0.67
As a Percentage of Revenues:
Gross profit	22.6%	22.3%	22.0%	22.9%	23.0%	22.6%	21.3%	22.7%
Administrative, salary and payroll taxes	12.6%	12.6%	12.2%	12.9%	13.9%	13.1%	12.7%	14.0%
Income from continuing operations	10.1%	9.2%	9.0%	10.8%	8.7%	8.9%	8.1%	8.1%
Discontinued operations	0.2%	--%	--%	--%	--%	--%	--%	--%
Net income	10.3%	9.2%	9.0%	10.8%	8.7%	8.9%	8.1%	8.1%

Liquidity and Capital Resources

Sources and Uses of Cash

During the year ended December 31, 2007, net cash provided by operating activities of continuing operations was $56.6 million compared with $57.7 million for the year ended December 31, 2006. This decrease was primarily attributable to a decrease in net income and changes in working capital items.

During the year ended December 31, 2007, cash used in investing activities was $19.3 million compared with $40.2 million for the year ended December 31, 2006. This decrease was primarily attributed to the acquisition in 2006 of UCMT and a small affiliate of UCMT for $28.0 million, less cash on hand acquired.

During the year ended December 31, 2007, cash used in financing activities was $45.8 million, compared with $29.8 million for the year ended December 31, 2006. Included in the 2007 amount is cash used to purchase approximately $59.5 million of our shares, compared with $49.9 million used to purchase our shares in 2006. Those payments were offset by the receipt of approximately $5.4 million, representing the exercise price of common share options exercised during 2007 compared to $20.0 million received from such exercises in 2006. Those payments were also offset by $7.7 million of borrowings under our revolving line of credit which was outstanding as of December 31, 2007.

We had working capital of approximately $40.3 million at December 31, 2007, compared to working capital of approximately $43.9 million at December 31, 2006.

In August 2005, we entered into an agreement to fund part of the build-out of, and to operate, a luxury spa at the Loews Miami Beach Hotel in Florida. This luxury spa opened in April 2007. Our share of the build-out cost was approximately $2.3 million. We funded this build-out from working capital.

In June 2006, we entered into a new agreement with Kerzner International Bahamas Limited to continue to operate the luxury spas at the Atlantis and One&Only Ocean Club resorts, both on Paradise Island in the Bahamas. The newly constructed facility opened in April 2007. We contributed $15.6 million toward the construction and fitting out of the new spa facility. In addition, we have advanced, and have agreed to continue to advance, a total of $6.4 million toward this construction. We have funded, and anticipate continuing to fund this build-out from working capital.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their underperformance. The remaining day spa was located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.1 million as of December 31, 2007 under these assigned leases to the extent the assignees fail to make their rental payments.

We purchased a total of 1,285,100 of our common shares from February through May 2005 under our previously adopted share repurchase plan. In a series of three actions in June 2005, June 2006 and July 2007, respectively, our Board authorized the purchase of a total of an additional 3,500,000 shares. During 2005, we purchased approximately 1,589,000 shares for a total of approximately $55.0 million. During 2006, we purchased approximately 1,233,000 shares for a total of approximately $49.9 million. In July 2007, our Board approved the purchase of an additional 1,500,000 shares in the open market or other transactions. During 2007, we purchased approximately 1,371,000 shares for a total of approximately $59.5 million. All of these purchases were funded from our working capital. As of February 11, 2008, there remained approximately 511,000 shares authorized for purchase under our share repurchase plan. In February 2008, our Board approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased and terminated the prior plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Effective June 28, 2007, we entered into a second amended agreement which extend the maturity date of the revolving facility by three years to July 2, 2010. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. As of December 31, 2007, there was $22.3 million available under the revolving facility. As of February 11, 2008 there was $30.0 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2007 and February 11, 2008, respectively, we were in compliance with, or had received waivers related to, these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

The following summarizes our significant contractual obligations and commitments as of December 31, 2007:

	Payment Due by Period (in thousands)
	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$104,987	$35,257	$35,817	$24,295	$9,618	$--	$--
Operating leases (2)	61,453	10,335	10,070	9,073	7,979	6,956	17,040
Employment agreements	7,721	2,128	2,128	1,928	1,120	417	--
Spa build-outs	2,559	2,559	--	--	--	--	--
Total	$176,720	$50,279	$48,015	$35,296	$18,717	$7,373	$17,040

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

Such forward-looking statements include, but are not limited to, statements regarding:

    our future financial results;
    our proposed activities pursuant to agreements with cruise lines or resort spa operators;
    our ability to secure renewals of agreements with cruise lines upon their expiration;
    scheduled introductions of new ships by cruise lines;
    our future resort spa activities, including scheduled openings of additional resort spas;
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

    economic downturns that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the travel and leisure segment of the events of terrorist attacks and armed hostilities in various regions in recent years and the threat of future terrorist attacks and armed hostilities;

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

    competitive conditions in each of our business segments, including competition from cruise lines and resorts that may desire to provide spa services themselves and competition from third party providers of shipboard and land-based spa services;

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

    major renovations or changes in room rates, guest demographics or guest occupancy at the resorts we serve that could adversely affect the volume of our business at resort spas;

    insufficiency of resources precluding our taking advantage of new spa, or other opportunities;

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

These risks and other risks are detailed in Item 1A. Risk Factors. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we had $7.7 million outstanding under our revolving line of credit. Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the U.K. Pound Sterling to the United States dollar as of December 31, 2007 would not have a material effect on our results of operations or financial position.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated February 27, 2008, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of December 31, 2007.

There has been no change over internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2007. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2007, we will file our definitive proxy statement for our 2008 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2007
Consolidated Statements of Income for the years ended December 31, 2005, 2006 and 2007
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2006 and    2007
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)      Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)	The following is a list of all exhibits filed as a part of this report.
Exhibit Number	Description
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited.1
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited.2
4.1	Specimen of common share certificate.3
10.1	Amended and Restated 1996 Share Option and Incentive Plan.4+
10.2	Amended and Restated Non-Employee Directors' Share Option Plan.5+
10.3	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options6*+
10.4	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options.6**+
10.5	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options.6*+
10.6	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan.7***+
10.7	2004 Equity Incentive Plan8+
10.8	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan9*+
10.9	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan9**+
10.10	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan9*+
10.11	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan9**+
10.12	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw10**+
10.13	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants11*+
10.14	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants.11*+
10.15	Form of Restricted Share Agreement for Non-Employee Directors and Michèle Steiner Warshaw under 2004 Equity Incentive Plan of Steiner Leisure Limited.12+
10.16	Form of Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants.13+
10.17	Form of Performance Share Agreement for Senior Officers under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants.13+
10.18	Second Amendment to Amended and Restated Credit Agreement between Steiner Leisure Limited and SunTrust Bank dated as of May 9, 2006.[14]
10.19	Revolving Loan Note from Steiner Leisure Limited payable to SunTrust Bank dated as of May 9, 2006.[14]
10.20	Second Amended and Restated Credit Agreement between Steiner Leisure Limited and SunTrust Bank dated as of June 28, 200715
10.21	Revolving Loan Note from Steiner Leisure Limited payable to SunTrust Bank dated as of June 28, 200715
10.22	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington16+
10.23	Employment Agreement dated March 24, 2006 between Steiner Leisure Limited and Leonard I. Fluxman.17+
10.24	Employment Agreement dated August 21, 2006 between Steiner Leisure Limited and Stephen Lazarus.18+
10.25	Employment Agreement dated April 25, 2007 between Steiner Leisure Limited and Glenn Fusfield.19+
10.26	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Robert C. Boehm.20+
10.27	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Clive E. Warshaw. 21+

10.28	Asset Purchase Agreement, dated January 26, 2006, among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn[22]
21	List of subsidiaries of Steiner Leisure Limited.[21]
23.1	Consent of Ernst & Young LLP. [21]
23.2	Consent of Harry B. Sands, Lobosky and Company. [21]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[21]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[21]
32.1	Section 1350 Certification of Principal Executive Officer[21]
32.2	Section 1350 Certification of Principal Financial Officer[21]

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

4Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

5Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

6Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

7Previously filed with annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

8Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

9 Previously filed with current report on Form 8-K dated December 17, 2004 and incorporated herein by reference.

10 Previously filed with annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

11Previously filed with current report on Form 8-K dated January 31, 2006 and incorporated herein by reference.

12Previously filed with current report on Form 8-K, dated June 15, 2006 and incorporated herein by reference.

13Previously filed with current report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

14Previously filed with current report on Form 8-K, dated June 29, 2006 and incorporated herein by reference.

15Previously filed with current report on Form 8-K, dated June 28, 2007 and incorporated herein by reference.

16Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

17Previously filed with current report on Form 8-K dated March 24, 2006 and incorporated herein by reference.

18Previously filed with current report on Form 8-K, dated August 21, 2006 and incorporated herein by reference.

19Previously filed with current report on Form 8-K/A, dated April 25, 2007 and incorporated herein by reference.

20Previously filed with current report on Form 8-K, dated December 18, 2007 and incorporated herein by reference.

21Filed herewith.

22Previously filed with current report on Form 8-K, dated January 26, 2006 and incorporated herein by reference.

*Executed by United States-based officers of Steiner Leisure in connection with equity grants under the indicated plan.

**Executed by Non-United States-based officers of Steiner Leisure in connection with equity grants under the indicated plan.

***Executed by non-employee directors of Steiner Leisure in connection with equity grants under the indicated plan.

+Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates, indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	February 29, 2008
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2008
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	February 29, 2008
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	February 29, 2008
/s/ CHARLES D. FINKELSTEIN Charles D. Finkelstein	Director	February 29, 2008
/s/ DAVID S. HARRIS David S. Harris	Director	February 29, 2008
/s/ STEVEN J. PRESTON Steven J. Preston	Director	February 29, 2008

STEINER LEISURE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Steiner Leisure Limited is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting and our financial statements and their reports appear on pages F-3 and F-4, respectively, in this Annual Report on Form 10-K.

Miami, Florida
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited Steiner Leisure Limited's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Steiner Leisure Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries (the Company) as of December 31, 2006 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida

February 27, 2008

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,909,000	$30,510,000
Accounts receivable, net	22,611,000	26,408,000
Accounts receivable - students, net	15,936,000	15,998,000
Inventories	27,916,000	33,964,000
Prepaid expenses and other current assets	6,732,000	9,771,000
Total current assets	112,104,000	116,651,000
PROPERTY AND EQUIPMENT, net	62,486,000	65,183,000
GOODWILL	71,639,000	71,829,000
OTHER ASSETS:
Intangible assets, net	5,865,000	5,311,000
Other	5,676,000	13,237,000
Total other assets	11,541,000	18,548,000
Total assets	$257,770,000	$272,211,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,217,000	$15,149,000
Accrued expenses	30,277,000	31,122,000
Revolving line of credit	--	7,700,000
Current portion of deferred rent	528,000	1,079,000
Current portion of deferred tuition revenue	15,679,000	15,568,000
Gift certificate liability	3,030,000	3,424,000
Income taxes payable	3,485,000	2,290,000
Total current liabilities	68,216,000	76,332,000
DEFERRED INCOME TAX LIABILITY, NET	--	1,374,000
LONG-TERM DEFERRED RENT	5,355,000	10,943,000
LONG-TERM DEFERRED TUITION REVENUE	573,000	587,000
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,079,000 shares issued in 2006 and 22,443,000 shares issued
in 2007	221,000	224,000
Additional paid-in capital	106,218,000	119,428,000
Accumulated other comprehensive income	5,790,000	6,721,000
Retained earnings	205,625,000	250,322,000
Treasury shares, at cost, 4,688,000 shares in 2006 and
6,059,000 shares in 2007	(134,228,000)	(193,720,000)
Total shareholders' equity	183,626,000	182,975,000
Total liabilities and shareholders' equity	$257,770,000	$272,211,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2006	2007
REVENUES:
Services	$268,401,000	$317,731,000	$351,503,000
Products	128,817,000	152,411,000	177,717,000
Total revenues	397,218,000	470,142,000	529,220,000
COST OF REVENUES:
Cost of services	214,022,000	253,772,000	283,596,000
Cost of products	96,588,000	110,744,000	127,045,000
Total cost of revenues	310,610,000	364,516,000	410,641,000
Gross profit	86,608,000	105,626,000	118,579,000
OPERATING EXPENSES:
Administrative	20,837,000	26,260,000	33,080,000
Salary and payroll taxes	22,348,000	32,844,000	37,816,000
Total operating expenses	43,185,000	59,104,000	70,896,000
Income from operations	43,423,000	46,522,000	47,683,000
OTHER INCOME (EXPENSE), NET:
Interest expense	(275,000)	(287,000)	(367,000)
Other income	553,000	1,933,000	1,595,000
Total other income (expense), net	278,000	1,646,000	1,228,000
Income from continuing operations before provision for income taxes	43,701,000	48,168,000	48,911,000
PROVISION FOR INCOME TAXES	3,302,000	2,248,000	4,214,000
Income from continuing operations before discontinued operations	40,399,000	45,920,000	44,697,000
INCOME FROM DISCONTINUED OPERATIONS, net of taxes	769,000	225,000	--
Net income	$41,168,000	$46,145,000	$44,697,000
Income per share-basic:
Income before discontinued operations	$2.32	$2.68	$2.69
Income from discontinued operations	0.04	0.01	--
	$2.36	$2.69	$2.69
Income per share-diluted:
Income before discontinued operations	$2.23	$2.60	$2.63
Income from discontinued operations	0.04	0.01	--
	$2.27	$2.61	$2.63

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2006 and 2007
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2004	19,959,000	$200,000	$65,569,000	$3,180,000	$(4,169,000)	$121,720,000	$(29,371,000)	$157,129,000
Net income	--	--	--	--	--	41,168,000	--	41,168,000
Foreign currency translation adjustment	--	--	--	(1,470,000)	--	--	--	(1,470,000)
Comprehensive income								39,698,000
Tax benefit from exercise of stock options	--	--	1,125,000	--	--	--	--	1,125,000
Purchase of treasury shares	--	--	--	--	--	--	(54,983,000)	(54,983,000)
Amortization of unearned compensation	--	--	--	--	1,303,000	--	--	1,303,000
Forfeiture of restricted shares of common stock	(13,000)	--	(348,000)	--	348,000	--	--	--
Issuance of common shares in connection
with exercise of share options	907,000	9,000	15,347,000	--	--	--	--	15,356,000
BALANCE, December 31, 2005	20,853,000	209,000	81,693,000	1,710,000	(2,518,000)	162,888,000	(84,354,000)	159,628,000

Continued

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2006 and 2007 (CONTINUED)
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Retained Earnings	Treasury Shares	Total
Equity based compensation charge upon adoption of SAB 108	--	--	1,647,000	--	--	(1,647,000)	--	--
Deferred income tax charge upon adoption of SAB 108	--	--	--	--	--	(1,761,000)	--	(1,761,000)
BALANCE, January 1, 2006 upon adoption of SAB 108	20,853,000	209,000	83,340,000	1,710,000	(2,518,000)	159,480,000	(84,354,000)	157,867,000
Net income	--	--	--	--	--	46,145,000	--	46,145,000
Foreign currency transaction adjustment	--	--	--	4,080,000	--	--	--	4,080,000
Comprehensive income								50,225,000
Purchase of treasury shares	--	--	--	--	--	--	(49,874,000)	(49,874,000)
Stock-based compensation	--	--	5,362,000	--	--	--	--	5,362,000
Forfeiture of restricted shares of common stock	(19,000)	--	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	919,000	9,000	20,037,000	--	--	--	--	20,046,000
Issuance of restricted common shares	326,000	3,000	(3,000)	--	--	--	--	--
Adoption of SFAS No. 123R "Share-Based Payments"	--	--	(2,518,000)	--	2,518,000	--	--	--
BALANCE, December 31, 2006	22,079,000	221,000	106,218,000	5,790,000	--	205,625,000	(134,228,000)	183,626,000
Net income	--	--	--	--	--	44,697,000	--	44,697,000
Foreign currency transaction adjustment	--	--	--	931,000	--	--	--	931,000
Comprehensive income								45,628,000
Purchase of treasury shares	--	--	--	--	--	--	(59,492,000)	(59,492,000)
Tax benefit from exercise of stock options	--	--	611,000	--	--	--	--	611,000
Stock-based compensation	--	--	7,156,000	--	--	--	--	7,156,000
Forfeiture of restricted shares of common stock	(28,000)	--	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	186,000	1,000	5,445,000	--	--	--	--	5,446,000
Issuance of restricted common shares	206,000	2,000	(2,000)	--	--	--	--	--
BALANCE, December 31, 2007	22,443,000	$224,000	$119,428,000	$6,721,000	$--	$250,322,000	$(193,720,000)	$182,975,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$41,168,000	$46,145,000	$44,697,000
Income from discontinued operations, net of taxes	(769,000)	(225,000)	--
Income from continuing operations	40,399,000	45,920,000	44,697,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	8,489,000	10,139,000	12,445,000
Stock-based compensation	1,303,000	5,362,000	7,156,000
Provision for doubtful accounts	422,000	1,654,000	2,738,000
Tax benefit from exercise of stock options	1,125,000	--	(611,000)
Deferred income tax liability (benefit)	--	(1,430,000)	1,042,000
(Increase) decrease in:
Accounts receivable	(7,244,000)	(5,996,000))	(6,002,000)
Inventories	(2,109,000)	(4,295,000)	(5,795,000)
Prepaid expenses and other current assets	(89,000)	(195,000)	(3,013,000)
Other assets	(750,000)	1,417,000	(3,926,000)
Increase (decrease) in:
Accounts payable	2,195,000	6,290,000	(179,000)
Accrued expenses	4,110,000	(547,000)	1,846,000
Income taxes payable	(1,547,000)	589,000	(279,000)
Deferred tuition revenue	2,038,000	(1,060,000)	(97,000)
Deferred rent	363,000	(453,000)	6,139,000
Gift certificate liability	310,000	328,000	394,000
Net cash provided by operating activities of continuing operations	49,015,000	57,723,000	56,555,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(9,495,000)	(16,989,000)	(19,107,000)
Acquisitions, net of cash acquired	--	(25,534,000)	(190,000)
Proceeds from sale of fixed assets	--	2,333,000	--
Net cash used in investing activities of continuing operations	(9,495,000)	(40,190,000)	(19,297,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year Ended December 31,
	2005	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of treasury shares	$(54,983,000)	$(49,874,000)	$(59,492,000)
Borrowings under revolving line of credit	--	23,000,000	17,700,000
Payments under revolving line of credit	--	(23,000,000)	(10,000,000)
Debt issuance costs	(110,000)	--	(93,000)
Tax benefit from exercise of stock options	--	--	611,000
Proceeds from share option exercises	15,356,000	20,046,000	5,446,000
Net cash used in financing activities of continuing operations	(39,737,000)	(29,828,000)	(45,828,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	903,000	65,000	171,000
CASH FLOWS OF DISCONTINUED OPERATIONS:
Operating cash flows	(363,000)	(22,000)	--
Investing cash flows	--	454,000	--
Net cash provided by (used in) discontinued operations	(363,000)	432,000	--
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	323,000	(11,798,000)	(8,399,000)
CASH AND CASH EQUIVALENTS,
Beginning of year	50,384,000	50,707,000	38,909,000
CASH AND CASH EQUIVALENTS,
End of year	$50,707,000	$38,909,000	$30,510,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$--	$257,000	$170,000

Income taxes	$3,660,000	$2,738,000	$3,703,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On August 24, 1999, we acquired the assets of Florida College of Natural Health, Inc. ("Florida College"). As a result of the acquisition, we currently operate, through a wholly owned subsidiary, a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree programs in massage therapy and skin care and related areas. As the result of an acquisition in April 2000, we operate through two wholly owned subsidiaries, two post-secondary massage therapy schools (comprised of a total of three campuses) in Maryland, Pennsylvania and Virginia. In addition, as a result of our 2006 acquisition of the assets of Utah College of Massage Therapy, Inc. ("UCMT"), we also operate an additional massage therapy school with a total of seven campuses in four Western States. See Note 4 below.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation -

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2006 and 2007, cash and cash equivalents included interest-bearing deposits of $30,683,000 and $25,169,000, respectively.

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2006	2007
Finished goods	$20,031,000	$23,397,000
Raw materials	7,885,000	10,567,000
	$27,916,000	$33,964,000

(d)       Property and Equipment -

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Leasehold improvements are amortized over lease terms, which generally include renewal periods that may be obtained at our option that are considered significant to the continuation of our operations and to the existence of leasehold improvements the value of which would be impaired by our discontinuing use of the leased property.

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of December 31, 2007 management is not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future based on unexpected changes.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped. Gift certificate sales are deferred and recognized as revenue when utilized by customers.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Income. These amounts were $1.8 million, $3.7 million and $4.2 million in 2005, 2006 and 2007, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965, trade names, licenses and logos related to acquisitions. Such costs are amortized over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives and therefore no amortization occurs. As of December 31, 2007, these intangibles totaled $1,917,000. Amortization expense related to these intangibles totaled $440,000, $524,000 and $536,000 in 2005, 2006 and 2007, respectively. Accumulated amortization was $2,493,000 and $3,029,000 at December 31, 2006 and 2007, respectively. Amortization expense is estimated to be $441,000 in 2008, $339,000 in 2009, $253,000 in 2010, $220,000 in 2011 and $220,000 in 2012.

Intangible assets also include the cost of trademark registrations and product formulations. Costs relating to such trademark registrations and product formulations are amortized on the straight-line method over the estimated lives of those respective assets (ranging from 15 to 30 years). Amortization expense related to the trademark registration and product formulation was approximately $18,000 in each of 2005, 2006 and 2007. Accumulated amortization was $306,000 and $324,000 at December 31, 2006 and 2007, respectively.

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the fair value of goodwill is less than the carrying or book value. On each of January 1, 2006, 2007 and 2008, we performed the required annual impairment test for each reporting unit level and determined there was no impairment. We have five operating segments: (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force. There were no changes in goodwill during 2005.

The change in goodwill during 2006 and 2007 was as follows:

	Maritime	Resorts	Products	Schools	Total
Balance at December 31, 2005	$8,590,000	$24,004,000	$--	$13,996,000	$46,590,000
Acquired goodwill	--	--	243,000	24,806,000	25,049,000
Balance at December 31, 2006	8,590,000	24,004,000	243,000	38,802,000	71,639,000
Acquired goodwill	--	--	--	190,000	190,000
Balance at December 31, 2007	$8,590,000	$24,004,000	$243,000	$38,992,000	$71,829,000

(h)       Income Taxes -

We file a consolidated tax return for our U.S. domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. We follow SFAS No. 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred income tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. The majority of our income is generated outside of the United States. We believe a large percentage of our shipboard services income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.

(i)       Translation of Foreign Currencies -

For currency exchange rate purposes assets, and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of our income is generated outside of the United States. The transaction gains (losses) included in the Administrative Expenses caption of our Consolidated Statements of Income were approximately ($286,000), $233,000 and $267,000 in 2005, 2006 and 2007, respectively.

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

	2005	2006	2007
Income from continuing operations before
discontinued operations	$40,399,000	$45,920,000	$44,697,000
Income from discontinued operations	769,000	225,000	--
Net income	41,168,000	46,145,000	44,697,000
Income allocable to holders of Steiner
Education Group, Inc. options	--	(143,000)	(55,000)
Net income for diluted earnings per share	$41,168,000	$46,002,000	$44,642,000

Weighted average shares outstanding used in
calculating basic earnings per share	17,401,000	17,134,000	16,626,000
Dilutive common share equivalents	758,000	462,000	364,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	18,159,000	17,596,000	16,990,000

Income per share-basic:
Income before discontinued operations	$2.32	$2.68	$2.69
Income from discontinued operations	0.04	0.01	--
	$2.36	$2.69	$2.69
Income per share-diluted:
Income before discontinued operations	$2.23	$2.60	$2.63
Income from discontinued operations	0.04	0.01	--
	$2.27	$2.61	$2.63
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	206,000	25,000	148,000

The impact of the Steiner Education Group, Inc. options were anti-dilutive in 2005. See Note 2(n).

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

(l)       Fair Value of Financial Instruments -

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit are reflected in the accompanying Consolidated Financial Statements at cost, which approximated fair value due to the short maturity of these instruments.

(m)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2006 and 2007, one customer represented greater than 10% of accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students and other customers when we conclude that collection is not probable. A roll forward of the allowance for doubtful accounts is as follows:

	2005	2006	2007
Balance at beginning of year	$3,075,000	$3,397,000	$4,889,000
Provision	422,000	1,654,000	2,738,000
Write-offs	(100,000)	(162,000)	(1,215,000)
Balance at end of year	$3,397,000	$4,889,000	$6,412,000

(n)       Stock-Based Compensation -

We reserved a total of approximately 6,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan") and under our 2004 Equity Incentive Plan (the "2004 Plan" and, collectively, with the 1996 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the Equity Plans, the "Plans"). Under the 2004 Plan (awards may no longer be made under the other two Plans) incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. Restricted shares may also be granted under the 2004 Plan. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, options and restricted shares outstanding as of December 31, 2007, other than grants to members of the Board of Directors, vest in equal installments over three years from the date of grant, subject to accelerated vesting in certain cases. Certain of the restricted shares granted in 2006 and 2007 require for vesting the meeting of certain performance criteria. All options outstanding under the Directors' Plan as of December 31, 2007 vested one year from the date of grant, subject to accelerated vesting in certain cases.

Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense at fair value of the employee share awards. Compensation expense for awards and related tax effects are recognized as the awards vest. Through December 31, 2005, we used the intrinsic value method to account for share-based awards to our employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclosed pro forma information as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). We adopted SFAS 123R using the modified prospective transition method in which we recognize compensation expense on the unvested portion of the awards over the remaining vesting period. Under this transition method, prior period results have not been restated. In addition, SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we had accounted for forfeitures as they occurred. As of January 1, 2006, the cumulative effect of adopting the expected forfeiture method and the impact on our cash flows was not significant.

The impact of adopting SFAS 123R for the years ended December 31, 2006 and 2007 was a reduction of our net income by $2,228,000 and $1,510,000 or $0.13 and $0.09 on both basic and diluted earnings per share basis, respectively. Total compensation expense recognized under SFAS 123R for the years ended December 31, 2006 and 2007 has been included within salary and payroll taxes in our Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, if we had applied the fair value recognition provisions of SFAS 123:

Year Ended
December 31, 2005
Net income, as reported	$41,168,000
Deduct: Total share-based compensation expense determined under fair value method for all awards	(3,023,000)
Pro forma net income	$38,145,000

Earnings per share:
Basic - as reported	$2.36
Basic - pro forma	$2.19

Diluted - as reported	$2.27
Diluted - pro forma	$2.10

The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of share options, less estimated forfeitures, is amortized over the vesting period using the straight-line method. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2005	2006
Dividend yield	--	--
Expected volatility	53.5%	52.2%
Risk free interest rate	4.0%	4.5%
Expected life (in years)	4.0	4.0

Upon the adoption of SFAS 123R, expected volatility was based on a combination of historical and implied volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents an estimate of the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for 2005, we accounted for forfeitures as they occurred.

Share options activity for 2007 is summarized in the following table:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2007	760,000	$25.18	5.72	$15,436,000
Granted	--	$--
Exercised	(186,000)	$29.24
Cancelled	(7,000)	$16.13
Outstanding at December 31, 2007	567,000	$23.95	5.62	$12,135,000
Options exercisable at December 31, 2007	473,000	$21.04		$11,493,000

(1)  The intrinsic value represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2007 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/07	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/07	Weighted Average Exercise Price
Low	High
$10.56	$12.89	35,000	4.7	$12.39	35,000	$12.39
12.90	17.18	218,000	4.9	13.96	218,000	13.96
17.19	21.48	36,000	4.6	19.02	36,000	19.02
21.49	25.78	5,000	0.9	25.00	5,000	25.00
25.79	30.08	82,000	6.5	27.75	82,000	27.75
30.09	34.37	51,000	2.8	31.78	51,000	31.78
34.38	38.67	115,000	7.8	37.47	37,000	37.25
38.68	42.97	25,000	8.9	42.89	9,000	42.74
$10.56	$42.97	567,000	5.6	$23.95	473,000	$21.04

The weighted-average estimated fair value of share options granted was $16.37 and $14.00 during the year ended December 31, 2005 and 2006, respectively. No share options were granted during the year ended December 31, 2007. The total intrinsic value of share options exercised during the year ended December 31, 2005, 2006 and 2007 was $15,091,000, $19,312,000 and $2,940,000, respectively. As of December 31, 2007, there was approximately $0.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans which is expected to be recognized over its remaining life of one year.

Restricted shares become unrestricted common shares upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the vesting period. Total amortization expense for the years ended December 31, 2005, 2006 and 2007 was $1,303,000, $3,134,000 and $5,646,000, respectively. Restricted share activity for 2007 is summarized in the following table:

Restr icted Share Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2007	360,000	$39.97
Granted	206,000	$42.20
Vested	(113,000)	$35.72
Cancelled	(28,000)	$44.55
Future vesting of non-vested shares estimated at December 31, 2007	425,000	$42.57

As of December 31, 2006, we had $12.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted share grants, which is recognized over the weighted-average period of 2.4 years after the respective dates of grant. As of December 31, 2007, we had $13.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted shares grants, which is recognized over the weighed average period of 2.3 years after the respective dates of grant. Upon adoption of SFAS No. 123(R), the $2.5 million of unearned stock compensation as of January 1, 2006 was required to be charged against additional paid-in capital.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits related to deductions resulting from the exercise of restricted shares units and shares options as an operating activity in the consolidated statements of cash flows. SFAS No. 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation expense recognized for those restricted shares and share options be classified and reported as a financing activity subsequent to adoption.

Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. During 2003, an additional 2,000 of the stock options were cancelled. These options vest over a three-year period. At December 31, 2007, 11,000 options were outstanding and vested.

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

The Company's policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. The Company continues to recognize interest and penalties as incurred within the provision for income taxes in our Consolidated Statements of Income.  To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes.

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS No. 157 became effective on January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS No. 159 became effective for us on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date. We do not expect the adoption of SFAS No. 159 to have a material effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the Consolidated Financial Statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 is effective for us beginning in 2010. We are currently evaluating the impact SFAS 160 may have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for us beginning in 2010. We are currently evaluating the impact SFAS 141R may have on our Consolidated Financial Statements.

(p)       Adoption of Staff Accounting Bulletin 108 -

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the consideration of the effects of prior years misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We historically used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 was effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method (in our case, the roll-over method), but are material when evaluated under the dual approach proscribed by SAB 108. We adopted SAB 108 in connection with the preparation of our financial statements for the year ended December 31, 2006. As a result of adopting SAB 108 in the fourth quarter of 2006 and electing to use the one-time transitional adjustment, we made adjustments to the beginning balance of retained earnings as of January 1, 2006 in the fourth quarter of 2006 for the following errors:

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

Deferred Income Tax Accounting. In connection with our financial reporting process for the three months ended June 30, 2006, we discovered that we had previously not properly considered that deferred income tax liabilities created by the different treatment for book and tax purposes of our tax deductible goodwill cannot be assumed to offset deductible temporary differences which create deferred income tax assets. As a result, for the three months ended June 30, 2006, we recorded an additional deferred income tax provision of $2.1 million. Of this amount, $1.8 million relates to the years 2001 through 2005. We should have recorded an additional deferred income tax provision of $450,000 in 2001, $103,000 in 2002 and $402,000 in each of 2003, 2004 and 2005. As a result of adopting SAB 108 in the fourth quarter of 2006, we reversed the error correction to the deferred income tax provision of $1.8 million initially recorded in the three months ended June 30, 2006. This error was corrected through a reduction of retained earnings of $1.8 million and an increase in the deferred income tax asset valuation allowance as of January 1, 2006.

(q)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining our former term loan and current revolving facility and consist primarily of loan origination and other direct financing costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $130,000, $50,000 and $118,000 in 2005, 2006 and 2007, respectively.

(r)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of resort spas or school campuses that we operate. These amounts are being amortized over the terms of the respective leases on a straight-in basis. Amortization for 2005, 2006 and 2007 was $389,000, $509,000 and $815,000, respectively.

(s)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as disbursed. Advertising costs were approximately $7,066,000, $11,345,000 and $14,560,000 in 2005, 2006 and 2007, respectively. At December 31, 2006 and 2007, the amounts of advertising costs included in prepaid expenses were not material.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2006	2007
Furniture and fixtures	5-7	$12,603,000	$14,590,000
Computers and equipment	3-8	18,352,000	19,249,000
Leasehold improvements	Term of lease	71,660,000	75,735,000
		102,615,000	109,574,000
Less: Accumulated depreciation		(40,129,000)	(44,391,000)
		$62,486,000	$65,183,000

Depreciation expense of property and equipment amounted to $7,901,000, $9,547,000 and $11,773,000 in 2005, 2006 and 2007, respectively.

Effective October 1, 2006, Kerzner Hotel Partners, S.de C.V., owner and operator of the One&Only Palmilla resort in Los Cabos, Mexico ("Kerzner"), exercised its option to buy-out the remaining term of our lease to operate our luxury spa at this resort. As a result, as of that date we ceased to offer our services at this resort. As a result, we received from Kerzner in 2006 approximately $2.3 million for our leasehold improvements. There was no gain or loss recorded as a result of this payment.

(4)       ACQUISITIONS:

On April 3, 2006, we acquired the assets of UCMT, which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado. In connection with our acquisition of UCMT, we acquired the assets of BWMI, Inc., a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. We acquired UCMT to expand our Schools segment and to assist in its future growth. The purchase price for UCMT was approximately $28.0 million in cash, plus the post-closing payment described below. The results of operations of UCMT and the affiliate that we acquired are included in our results of operations for the period subsequent to April 3, 2006.

In accordance with SFAS No. 141, "Business Combinations," we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition was as follows:

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

The intangible assets of UCMT that we acquired are as follows:

	At April 3, 2006
	Life	Value
Title IV Rights	Indefinite	$1,004,000
Trade name	Indefinite	913,000
Non-compete	4	428,000
Websites and curriculum	3-5	107,000
		$2,452,000

The fair values of the Title IV rights, non-compete agreements and websites were based on a discounted cash flow method, the fair value of the trade name was based on the relief from royalty method and the fair value of the curriculum was based on an estimate from our education personnel.

(5)       DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.1 million as of December 31, 2007.

In 2005, we reversed $800,000 of gift certificate liability related to our discontinued operations. This reversal was determined based on an aging and redemption analysis that deemed the likelihood of future redemption of the certificates in question to be remote.

In 2006 and 2007, we separately reported related to our discontinued operations the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

As of December 31, 2006 and 2007, we reclassified assets and liabilities held for sale to other current assets and accrued expenses, respectively.

(6)       ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2006	2007
Operative commissions	$4,494,000	$4,085,000
Minimum cruise line commissions	10,540,000	8,224,000
Payroll and bonuses	5,058,000	5,723,000
Rent	1,204,000	834,000
Spa build-outs	--	2,559,000
Other	8,981,000	9,697,000
	$30,277,000	$31,122,000

Under most of our concession agreements with cruise lines and certain of our leases with resort spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those operations. Accordingly, these minimum annual payments (See Note 11) are expensed/accrued over the applicable 12-month period in accordance with the provisions of SFAS 5, "Accounting for Contingencies."

(7)       LONG-TERM DEBT:

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement bear interest primarily at London Interbank Officer Rate ("LIBOR")- based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loans were used to fund our July 2001 acquisitions of land-based spas and under the revolving facility were used for working capital needs. We have repaid both of these credits. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there was no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of December 31, 2007, there was $22.3 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2007, we were in compliance or had received waivers related to these financial covenants. At December 31, 2007, the interest rate under the revolving credit facility was 6.3%.

(8)       SHAREHOLDERS' EQUITY:

During 2000, our Board of Directors authorized additional common share purchases, increasing the number of shares purchasable under the previously adopted share repurchase program to approximately 3,187,000 shares. In the fourth quarter of 2004, the Board of Directors confirmed continuation of this repurchase plan, under which we have authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In June 2005, the Board of Directors approved the purchase of an additional 1,000,000 shares in such transactions. During 2005, we purchased approximately 1,589,000 shares for a total of approximately $55.0 million. Of those shares purchased, 420,000 shares were purchased from our Chairman of the Board for approximately $15.0 million based on market price on date of purchase. In June 2006, our Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. During 2006, we purchased approximately 1,233,000 shares for a total of approximately $49.9 million. In July 2007, our Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions. During 2007, we purchased approximately 1,371,000 shares for a total of approximately $59.5 million. During 2007, in connection with employee-related transactions outside of our share repurchase program, 37,000 shares were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income withholding obligations upon the vesting of such restricted shares. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased and terminated the prior plan.

(9)      INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2006	2007
U.S. Federal	$--	$(1,430,000)	$1,042,000
U.S. State	29,000	60,000	--
Foreign	3,273,000	3,618,000	3,172,000
	$3,302,000	$2,248,000	$4,214,000

Current	$3,302,000	$3,678,000	$3,172,000
Deferred	--	(1,430,000)	1,042,000
	$3,302,000	$2,248,000	$4,214,000

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows:

	Year Ended December 31,
	2005	2006	2007
Provision using statutory U.S. federal tax rate	$15,293,000	$16,859,000	$17,119,000
Income earned in jurisdictions not subject to income taxes	(11,781,000)	(13,984,000)	(12,398,000)
Other, net	(210,000)	(627,000)	(507,000)
	$3,302,000	$2,248,000	$4,214,000

The following is a summary of the significant components of our deferred income tax assets and liabilities:

	December 31, 2006	December 31, 2007
Deferred income tax assets:
Net operating loss carry forwards	$26,070,000	$26,423,000
Amortization	673,000	1,082,000
Interest	3,334,000	3,606,000
Accounts receivable allowances	1,575,000	2,014,000
Lease obligations	106,000	448,000
Unicap and inventory reserves	250,000	240,000
Other accruals	417,000	466,000
Total deferred income tax assets	32,425,000	34,279,000

Deferred income tax liabilities:
Depreciation and amortization	(2,420,000)	(2,702,000)
Stock compensation	(2,520,000)	(3,025,000)
Total deferred income tax liabilities	(4,940,000)	(5,727,000)

	27,485,000	28,552,000
Valuation allowance	(27,817,000)	(29,926,000)
Net deferred income tax liability	$(332,000)	$(1,374,000)

Our subsidiaries have available net operating loss carry forwards ("NOLs") of approximately $67.5 million, which are available to offset future taxable income through 2026. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the recent taxable income of our subsidiaries, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance increased (decreased) by approximately $2,805,000, ($296,000) and $2,109,000 in 2005, 2006 and 2007, respectively.

We do not expect to incur income taxes on future distributions of undistributed earnings of our foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

During 2006, we considered the impact of tax planning strategies that became available to us as a result of the acquisition of the assets of Utah College of Massage Therapy, Inc. (see Note 4), which has historically produced taxable income in the United States. As a result, we recorded a deferred income tax benefit of $2.3 million to decrease the valuation allowance.

As of December 31, 2006, the net deferred income tax liability of $332,000 was included in the Income taxes payable financial statement caption in the Consolidated Balance Sheet.

(10)       COMPREHENSIVE INCOME (LOSS):

We follow SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of our accumulated other comprehensive income are as follows:

Foreign Currency Translation Adjustment

Balance, December 31, 2004	$3,180,000
Current year activity	(1,470,000)
Balance, December 31, 2005	1,710,000
Current year activity	4,080,000
Balance, December 31, 2006	5,790,000
Current year activity	931,000
Balance, December 31, 2007	$6,721,000

(11)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, at the completion of a cruise, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2007, which include amounts for ships that are not yet in service:

Year	Amount
2008	$35,257,000
2009	35,817,000
2010	24,295,000
2011	9,618,000
$104,987,000

The cruise line agreements have specified terms, ranging from one to five years with an average remaining term per ship of approximately two years as of February 11, 2008. Cruise line agreements that expire within one year covered 18 of the 130 ships served by us as of February 11, 2008. These 18 ships accounted for approximately 4.9% of our 2007 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of revenues in 2005, 2006 and 2007, respectively: Carnival (including Carnival, Costa, Cunard, Holland America, P&O European Ferries, Princess, Seabourn, but excluding for 2007 Windstar, which was sold by Carnival in April 2007) - 34.9%, 33.7% and 33.4% and Royal Caribbean (including Celebrity and Azamara) - 22.7%, 20.8% and 20.0%. These companies also account for 101 of the 130 ships we served as of February 11, 2008. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely affect our financial position and results of operations.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the resorts where we operate spas. The resort spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our resort spas, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $9,082,000, $11,788,000 and $11,940,000 in rental expense under operating leases in 2005, 2006 and 2007, respectively.

Minimum annual commitments under operating leases at December 31, 2007 are as follows:

Year	Amount
2008	$10,335,000
2009	10,070,000
2010	9,073,000
2011	7,979,000
2012	6,956,000
Thereafter	17,040,000
$61,453,000

(c)       Employment and Consulting Agreements -

We have entered into employment agreements with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $2,539,000, $2,800,000 and $1,492,000 in compensation expense under these employment agreements in 2005, 2006 and 2007, respectively.

Future minimum annual commitments under our employment and consulting agreements at December 31, 2007 are as follows:

Year	Amount
2008	$2,128,000
2009	2,128,000
2010	1,928,000
2011	1,120,000
2012	417,000
$7,721,000

(d)       Product Supply Agreement -

Most of the raw materials for our products are procured by us from a single European manufacturer. We intend to seek a renewal of this agreement. The terms of this arrangement provide for no specific minimum commitments. If this manufacturer ceased producing these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our product sales.

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

(12)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease in this new facility. The lessor for this facility is a company which is owned by certain members of the family of the Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $251,000, $254,000 and $276,000 in 2005, 2006 and 2007, respectively. Future annual commitments under the lease are $276,000 for the remaining term of the lease, subject to increases in 2010 and 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2007.

(13)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of our employees. For the years ended December 31, 2005, 2006 and 2007, the aggregate contribution to the plan was $225,000, $181,000 and $229,000, respectively.

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

During 2006, we acquired UCMT and in 2007 expanded our product distribution to more third-party outlets. As a result, we operate in three reportable segments: (1) Spa Operations, which provides spa services onboard cruise ships and at resort hotels; (2) Products, which sell a variety of high quality beauty products to third parties and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

Revenues	Operating Income	Depreciation and Amortization	Capital Expenditures	Identifiable Assets

2007
Spa Operations	$416,350,000	$37,982,000	$8,204,000	$14,569,000	$167,201,000
Products	96,723,000	5,087,000	1,889,000	2,859,000	89,852,000
Schools	45,973,000	2,296,000	1,486,000	1,317,000	75,123,000
Other	(29,826,000)	2,318,000	866,000	362,000	(59,965,000)
	$529,220,000	$47,683,000	$12,445,000	$19,107,000	$272,211,000

2006
Spa Operations	$382,092,000	$34,935,000	$7,186,000	$13,058,000	$155,528,000
Products	73,297,000	6,945,000	1,101,000	1,984,000	63,604,000
Schools	39,275,000	3,404,000	1,004,000	1,786,000	77,809,000
Other	(24,522,000)	1,238,000	848,000	161,000	(39,171,000)
	$470,142,000	$46,522,000	$10,139,000	$16,989,000	$257,770,000
2005
Spa Operations	$344,612,000	$29,112,000	$6,563,000	$7,573,000	$150,210,000
Products	58,393,000	7,376,000	718,000	736,000	38,816,000
Schools	17,081,000	1,129,000	310,000	1,002,000	28,224,000
Other	(22,868,000)	5,806,000	898,000	184,000	(6,601,000)
	$397,218,000	$43,423,000	$8,489,000	$9,495,000	$210,649,000

Included in identifiable assets are assets held for sale. Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $39.0 million, respectively, as of December 31, 2007.

(15)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographical information is as follows:

	Year Ended December 31,
	2005	2006	2007
Revenues:
United States	$60,283,000	$93,648,000	$106,533,000
United Kingdom	26,684,000	33,127,000	45,108,000
Not connected to a country	271,880,000	300,886,000	334,917,000
Other	38,371,000	42,481,000	42,662,000
Total	$397,218,000	$470,142,000	$529,220,000

	December 31,
	2006	2007
Property and Equipment, net
United States	$31,406,000	$29,426,000
United Kingdom	4,864,000	5,771,000
Not connected to a country	1,848,000	1,693,000
Other	24,368,000	28,293,000
Total	$62,486,000	$65,183,000

(16)       UNAUDITED QUARTERLY DATA (In thousands, except per share data):

	Fiscal Year 2006				Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$104,549	$117,226	$126,292	$122,075	$123,737	$129,839	$140,431	$135,213
Gross profit	23,669	26,168	27,805	27,984	28,496	29,380	29,977	30,726
Administrative, salary and payroll taxes	13,150	14,795	15,424	15,735	17,147	17,002	17,784	18,963
Income from continuing operations	10,581	10,779	11,390	13,170	10,779	11,562	11,373	10,983
Discontinued operations	225	--	--	--	--	--	--	--
Net income	10,806	10,779	11,390	13,170	10,779	11,562	11,373	10,983
Basic earnings per share	$0.62	$0.62	$0.67	$0.78	$0.63	$0.68	$0.69	$0.68
Diluted earnings per share	$0.60	$0.61	$0.66	$0.75	$0.62	$0.67	$0.68	$0.67
As a Percentage of Revenues:
Gross profit	22.6%	22.3%	22.0%	22.9%	23.0%	22.6%	21.3%	22.7%
Administrative, salary and payroll taxes	12.6%	12.6%	12.2%	12.9%	13.9%	13.1%	12.7%	14.0%
Income from continuing operations	10.1%	9.2%	9.0%	10.8%	8.7%	8.9%	8.1%	8.1%
Discontinued operations	0.2%	--%	--%	--%	--%	--%	--%	--%
Net income	10.3%	9.2%	9.0%	10.8%	8.7%	8.9%	8.1%	8.1%