Form 10-K
period 2008-03-31
STEINER LEISURE LTD
filed 2008-05-08
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
Large accelerated filer [4 ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [4 ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On May 1, 2008, the registrant had 16,256,560 common shares, par value (U.S.) $.01 per share, outstanding.

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2007	2008
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$30,510,000	$23,740,000
Accounts receivable, net	26,408,000	23,873,000
Accounts receivable - students, net	15,998,000	16,074,000
Inventories	33,964,000	34,280,000
Prepaid expenses and other current assets	9,771,000	11,011,000
Total current assets	116,651,000	108,978,000
PROPERTY AND EQUIPMENT, net	65,183,000	63,759,000
GOODWILL	71,829,000	71,829,000
OTHER ASSETS:
Intangible assets, net	5,311,000	5,173,000
Other	13,237,000	12,211,000
Total other assets	18,548,000	17,384,000
Total assets	$272,211,000	$261,950,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,149,000	$11,287,000
Accrued expenses	31,122,000	25,494,000
Current portion of long-term debt	7,700,000	--
Current portion of deferred rent	1,079,000	1,080,000
Current portion of deferred tuition revenue	15,568,000	18,964,000
Gift certificate liability	3,424,000	3,234,000
Income taxes payable	2,290,000	1,876,000
Total current liabilities	76,332,000	61,935,000
LONG-TERM DEBT	--	15,000,000
DEFERRED INCOME TAX LIABILITIES, NET	1,374,000	1,635,000
LONG-TERM DEFERRED RENT	10,943,000	10,701,000
LONG-TERM DEFERRED TUITION REVENUE	587,000	602,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,443,000 shares issued in 2007 and 22,454,000 shares issued in 2008	224,000	225,000
Additional paid-in capital	119,428,000	121,361,000
Accumulated other comprehensive income	6,721,000	6,714,000
Retained earnings	250,322,000	260,025,000
Treasury shares, at cost, 6,059,000 shares in 2007 and 6,705,000
shares in 2008	(193,720,000)	(216,248,000)
Total shareholders' equity	182,975,000	172,077,000
Total liabilities and shareholders' equity	$272,211,000	$261,950,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
REVENUES:
Services	$84,247,000	$91,163,000
Products	39,490,000	45,553,000
Total revenues	123,737,000	136,716,000
COST OF REVENUES:
Cost of services	67,487,000	73,884,000
Cost of products	27,754,000	33,393,000
Total cost of revenues	95,241,000	107,277,000
Gross profit	28,496,000	29,439,000
OPERATING EXPENSES:
Administrative	7,862,000	8,122,000
Salary and payroll taxes	9,285,000	10,755,000
Total operating expenses	17,147,000	18,877,000
Income from operations	11,349,000	10,562,000
OTHER INCOME (EXPENSE), NET:
Interest expense	(44,000)	(100,000)
Other income	569,000	138,000
Total other income (expense), net	525,000	38,000
Income before provision for income taxes	11,874,000	10,600,000
PROVISION FOR INCOME TAXES	1,095,000	897,000
Net income	$10,779,000	$9,703,000
Income per share:
Basic	$0.63	$0.62
Diluted	$0.62	$0.61

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,779,000	$9,703,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,929,000	3,116,000
Stock-based compensation	1,733,000	1,917,000
Provision for doubtful accounts	431,000	487,000

(Increase) decrease in:
Accounts receivable	1,353,000	1,944,000
Inventories	(582,000)	(321,000)
Other current assets	(929,000)	(1,237,000)
Other assets	(344,000)	1,026,000
Increase (decrease) in:
Accounts payable	(5,140,000)	(3,836,000)
Accrued expenses	(2,313,000)	(5,625,000)
Income taxes payable	(209,000)	(143,000)
Deferred tuition revenue	2,559,000	3,411,000
Deferred rent	(105,000)	(241,000)
Gift certificate liability	(121,000)	(190,000)
Net cash provided by operating activities	10,041,000	10,011,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,318,000)	(1,560,000)
Net cash used in investing activities	(7,318,000)	(1,560,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(6,572,000)	$(22,528,000)
Borrowings on long-term debt	--	15,000,000
Payments on long-term debt	--	(7,700,000)
Proceeds from share option exercises	210,000	17,000
Net cash used in financing activities	(6,362,000)	(15,211,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	239,000	(10,000)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(3,400,000)	(6,770,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	38,909,000	30,510,000
CASH AND CASH EQUIVALENTS,
End of period	$35,509,000	$23,740,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$28,000	$43,000

Income taxes	$1,262,000	$1,048,000

At the end of March 2007, we purchased $1.2 million of treasury shares that was not paid for until April 2007.

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 Consolidated Balance Sheet included herein was extracted from the December 31, 2007 audited Consolidated Balance Sheet included in our 2007 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,	March 31,
	2007	2008
Finished goods	$23,397,000	$23,576,000
Raw materials	10,567,000	10,704,000
	$33,964,000	$34,280,000

(b)	Property and Equipment

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On each of January 1, 2007 and 2008, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of March 31, 2008, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.
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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains (losses), which are reflected in Administrative expenses, were approximately ($1,000) and $213,000 for the three months ended March 31, 2007 and 2008, respectively.

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

	Three Months Ended March 31,
	2007	2008

Net income	$10,779,000	$9,703,000
Income allocable to holders of Steiner Education Group, Inc. options	(42,000)	(3,000)
Net income for diluted earnings per share	$10,737,000	$9,700,000

Weighted average shares outstanding used in calculating basic earnings per share	17,023,000	15,736,000
Dilutive common share equivalents	364,000	179,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	17,387,000	15,915,000

Income per common share:
Basic	$0.63	$0.62

Diluted	$0.62	$0.61

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	156,000	145,000

The Company issued 7,000 and 1,000 of its common shares upon the exercise of share options during the three months ended March 31, 2007 and 2008, respectively.

(g)	Stock-Based Compensation

The Company granted 10,000 restricted shares during the three months ended March 31, 2008. No other stock-based compensation was granted during those three months and no stock-based compensation was granted during the three months ended March 31, 2007.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,672,000 and $3,713,000 for the three months ended March 31, 2007 and 2008, respectively. At December 31, 2007 and March 31, 2008, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS 157 applies prospectively to fair value measurements performed after the required effective dates as follows: on January 1, 2008, the standard applied to the measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to non-recurring measurements of non-financial assets and liabilities such as our measurement of potential impairments of goodwill, other intangibles and other long-lived assets. On January 1, 2008, we adopted the provisions of SFAS 157 for our measurement of fair value of financial instruments and recurring fair value measurements of non-financial assets and liabilities. These provisions did not have a material impact on our Consolidated Financial Statements. We do not expect the adoption of the remaining provisions of SFAS 157 to have a material impact on our Consolidated Financial Statements.

In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115" ("SFAS 159"). SFAS 159 became effective for us on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date. On January 1, 2008, we adopted SFAS 159. At adoption we did not elect to apply the fair value option to any eligible items, and accordingly, the adoption of the standard did not have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us beginning in 2009. We are currently evaluating the impact SFAS 160 may have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for us beginning in 2009. We are currently evaluating the impact SFAS 141R may have on our Consolidated Financial Statements.

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

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $1.0 million as of March 31, 2008.
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	December 31,	March 31,
	2007	2008

Operative commissions	$4,085,000	$4,047,000
Minimum cruise line commissions	8,224,000	3,348,000
Payroll and bonuses	5,723,000	5,843,000
Rent	834,000	1,224,000
Spa build-outs	2,559,000	1,691,000
Other	9,697,000	9,341,000
Total	$31,122,000	$25,494,000

(6)	LONG-TERM DEBT:

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement bear interest primarily at London Interbank Officer Rate ("LIBOR") - based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loans were used to fund our July 2001 acquisitions of land-based spas and under the revolving facility were used for working capital needs. We have repaid both of these credits. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there was no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. During the three months ended March 31, 2008, we borrowed $15.0 million under the revolving facility to purchase treasury shares and repay prior borrowings. As of March 31, 2008, there was $15.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2008, we were in compliance with these financial covenants. At March 31, 2008, the interest rate under the revolving credit facility was 4.3%. Long-term debt consists of the following:

	December 31, 2007	March 31, 2008

Revolving line of credit - current portion	$7,700,000	$--
Revolving line of credit - long-term portion	$--	$15,000,000

The borrowings outstanding as of December 31, 2007 were repaid during the three months ended March 31, 2008, and, therefore, these amounts were classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2007.

(7)	COMPREHENSIVE INCOME:

We follow SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2008
Net income	$10,779,000	$9,703,000
Foreign currency translation adjustments, net of taxes	300,000	(7,000)
Comprehensive income	$11,079,000	$9,696,000

(8)	SHAREHOLDERS' EQUITY:

In July 2007, the Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions under our previously approved share repurchase plan. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased and terminated the prior plan. During the three months ended March 31, 2007, we purchased approximately 176,000 shares for approximately $7.7 million. During the three months ended March 31, 2008, we purchased approximately 646,000 shares for approximately $22.5 million.
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

We operate in three reportable segments: (1) Spa Operations which provides spa services onboard cruise ships and at resort hotels; (2) Products, which sell a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions. The presentation of all March 31, 2007 segment reporting herein has been changed to conform to this segment reporting.

Information about our segments is as follows:

	Three Months Ended March 31,
	2007	2008
Revenues:
Spa Operations	$98,202,000	$107,292,000
Products	19,825,000	23,994,000
Schools	11,862,000	11,731,000
Other	(6,152,000)	(6,301,000)
Total	$123,737,000	$136,716,000
Income from Operations:
Spa Operations	$9,809,000	$10,655,000
Products	1,147,000	376,000
Schools	908,000	618,000
Other	(515,000)	(1,087,000)
Total	$11,349,000	$10,562,000

	December 31,	March 31,
	2007	2008
Identifiable Assets:
Spa Operations	$167,201,000	$163,777,000
Products	89,852,000	89,870,000
Schools	75,123,000	68,723,000
Other	(59,965,000)	(60,420,000)
Total	$272,211,000	$261,950,000

Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $39.0 million, respectively, as of both December 31, 2007 and March 31, 2008.
(10)	GEOGRAPHICAL INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographical information is as follow:

	Three Months Ended March 31,
	2007	2008
Revenues:
United States	$26,709,000	$28,129,000
United Kingdom	8,974,000	12,096,000
Not connected to a country	78,048,000	84,935,000
Other	10,006,000	11,556,000
Total	$123,737,000	$136,716,000

	December 31,	March 31,
	2007	2008
Property and Equipment, net:
United States	$29,426,000	$28,187,000
United Kingdom	5,771,000	5,872,000
Not connected to a country	1,693,000	1,745,000
Other	28,293,000	27,955,000
Total	$65,183,000	$63,759,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Another factor that can adversely affect our financial results is regional economic conditions. A majority of our shipboard and land-based spa customers are from North America. We believe that the weaker economies in North America, including the impact on consumers of higher fuel costs and tighter credit where a significant number of cruise passengers come from, and the United Kingdom (with the U.S., the two countries where we sell the majority of our products on land) have had an adverse effect on the discretionary spending of consumers in those countries, including spending on cruise and resort vacations and our services and products. Higher fuel costs also increase our product delivery, and employee travel costs.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for 2007 filed with the Securities and Exchange Commission. Note that our preparation of this report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties and freight and inventory costs. Certain cruise line and land-based spa agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual payments over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and resort spa and day spa venue owners that replace expiring agreements.

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

Goodwill and Intangibles

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of March 31, 2008, we had goodwill of $71.8 million and unamortized intangibles of $5.2 million. As of January 1, 2008, we performed the required annual impairment test and determined there was no impairment of goodwill. The Company believes as of March 31, 2008, no indicators of impairment were present which would warrant an interim impairment test.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of approximately $29.9 million as of March 31, 2008, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS 157 applies prospectively to fair value measurements performed after the required effective dates as follows: on January 1, 2008, the standard applied to the measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to non-recurring measurements of non-financial assets and liabilities such as our measurement of potential impairments of goodwill, other intangibles and other long-lived assets. On January 1, 2008, we adopted the provisions of SFAS 157 for our measurement of fair value of financial instruments and recurring fair value measurements of non-financial assets and liabilities. These provisions did not have a material impact on our Consolidated Financial Statements. We do not expect the adoption of the remaining provisions of SFAS 157 to have a material impact on our Consolidated Financial Statements.

In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 became effective for us on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date. On January 1, 2008, we adopted SFAS 159. At adoption we did not elect to apply the fair value option to any eligible items, and accordingly, the adoption of the standard did not have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us beginning in 2009. We are currently evaluating the impact SFAS 160 may have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for us beginning in 2009. We are currently evaluating the impact SFAS 141R may have on our Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2007	2008
Revenues:
Services	68.1%	66.7%
Products	31.9	33.3
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	54.6	54.0
Cost of products	22.4	24.4
Total cost of revenues	77.0	78.4
Gross profit	23.0	21.6
Operating expenses:
Administrative	6.4	5.9
Salary and payroll taxes	7.5	7.9
Total operating expenses	13.9	13.8
Income from operations	9.1	7.8
Other income (expense):
Interest expense	--	(0.1)
Other income	0.5	0.1
Total other income (expense)	0.5	--
Income before provision for income taxes	9.6	7.8
Provision for income taxes	0.9	0.7
Net income	8.7%	7.1%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2007 and 2008, were as follows:

	Three Months Ended March 31,		% Change
Revenue:	2007	2008
Spa Operations Segment	$98,202,000	$107,292,000	9.3%
Products Segment	19,825,000	23,994,000	21.0%
Schools Segment	11,862,000	11,731,000	(1.1%)
Other	(6,152,000)	(6,301,000)	N/A
Total	$123,737,000	$136,716,000	10.5%

Total revenues increased approximately 10.5%, or $13.0 million, to $136.7 million in the first quarter of 2008 from $123.7 million in the first quarter of 2007. Of this increase, $6.9 million was attributable to an increase in services revenues and $6.1 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 9.3%, or $9.1 million, to $107.3 million in the first quarter of 2008 from $98.2 million in the first quarter of 2007. The increase in revenues was primarily attributable to an average of four additional large spa ships in service in the first quarter of 2008 compared to the first quarter of 2007. Average weekly revenues for our resorts increased 11.3% to $29,470 in the first quarter of 2008 from $26,484 in the first quarter of 2007 due to increased staff productivity. We had an average of 2,008 shipboard staff members in service in the first quarter of 2008, compared to an average of 1,938 shipboard staff members in service in the first quarter of 2007. Revenues per shipboard staff per day increased by 3.5% to $471 in the first quarter of 2008 from $455 in the first quarter of 2007 primarily due to increased staff productivity. Average weekly revenues for our shipboard spas increased by 5.0% to $51,895 in the first quarter of 2008 from $49,443 in the first quarter of 2007, due also to increased staff productivity.

Products Segment Revenues. Product segment revenues increased approximately 21.0%, or $4.2 million to $24.0 million in the first quarter of 2008 from $19.8 million in the first quarter of 2007. The 2008 amount includes $1.9 million relating to travel kits sold to British Airways to further market and brand our product. These sales result in no gross profit to us. Excluding the sales to British Airways, this increase was primarily attributable to the expansion of our product distribution to more third party customers in 2008.

School Segment Revenues. School segment revenues decreased approximately 1.1%, or $0.2 million to $11.7 million in the first quarter of 2008 from $11.9 million in the first quarter of 2007. The decrease in revenues was primarily attributable to a lower number of students in the first quarter of 2008 with respect to whom revenue was attributable compared to the first quarter of 2007.

COST OF SERVICES

Cost of services increased $6.4 million from $67.5 million in the first quarter of 2007 to $73.9 million in the first quarter of 2008. Cost of services as a percentage of services revenues increased to 81.0% in the first quarter of 2008 from 80.1% in 2007. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the first quarter of 2008 compared to the first quarter of 2007. This increase was partially offset by an increase in staff productivity.

COST OF PRODUCTS

Cost of products increased $5.6 million from $27.8 million in the first quarter of 2007 to $33.4 million in the first quarter of 2008. The 2008 amount includes $1.9 million relating to travel kits sold to British Airways which result in no gross profit to us. Excluding the sales to British Airways, cost of products as a percentage of products revenue increased to 72.1% in the first quarter of 2008 from 70.3% in the first quarter of 2007. This increase was primarily attributable to an increase in discounting in 2008 as a result of a weakening economic environment.

OPERATING EXPENSES

Operating expenses increased $1.8 million from $17.1 million in the first quarter of 2007 to $18.9 million in the first quarter of 2008. Operating expenses as a percentage of revenues decreased to 13.8% in the first quarter of 2008 from 13.9% in the first quarter of 2007. This decrease was primarily attributable to our implementation of increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2007 and 2008, was as follows:

	For the Three Months Ended March 31,		% Change
Income from Operations:	2007	2008
Spa Operations Segment	$9,809,000	$10,655,000	8.6%
Products Segment	1,147,000	376,000	(67.2%)
Schools Segment	908,000	618,000	(31.9%)
Other	(515,000)	(1,087,000)	N/A
Total	$11,349,000	$10,562,000	(6.9%)

The increase in operating income in the Spa Operations segment was primarily attributable to the increase in number of facilities we operate in and staff productivity. The decrease in operating income in the Products segment was primarily attributable to an increase in discounting and costs incurred in connection with our retail sales activities expansion. The decrease in the operating income in the Schools segment was attributable to a lower number of students in the first quarter of 2008 with respect to whom revenue was attributable compared to the first quarter of 2007.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $0.5 million from income of $0.5 million in the first quarter of 2007 to no income in the first quarter of 2008. This decrease was primarily attributable to a reduction in interest income due to lower average cash balances and an increase in interest expense due to higher amounts being outstanding on our revolving line of credit.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.2 million from $1.1 million in the first quarter of 2007 to $0.9 million in the first quarter of 2008. Provision for income taxes decreased to an overall effective rate of 8.5% in the first quarter of 2008 from 9.2% in the first quarter of 2007. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned in the first quarter of 2008 than such income represented in the first quarter of 2007.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2007 and 2008, net cash provided by operating activities was approximately $10.0 million.

During the three months ended March 31, 2008, cash used in investing activities was $1.6 million compared with $7.3 million for the three months ended March 31, 2007. The decrease was primarily attributable to our incurring greater capital expenditures to build out resort spa facilities during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

During the three months ended March 31, 2008, cash used in financing activities was $15.2 million compared with $6.4 million for the three months ended March 31, 2007. This increase in cash used in financing activities was primarily attributable to the purchase of more of our common shares during the three months ended March 31, 2008 than were purchased during the three months ended March 31, 2007, partially offset by increased borrowings on our revolving line of credit.

Steiner Leisure had working capital of approximately $40.3 million at December 31, 2007, compared to working capital of approximately $47.0 million at March 31, 2008.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their underperformance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $1.0 million as of March 31, 2008 under these assigned leases to the extent the assignees fail to make their rental payments.

In July 2007, the Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions under our previously approved share repurchase plan. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of commons shares can be purchased and terminated the prior plan. During the three months ended March 31, 2007, we purchased approximately 176,000 shares for approximately $7.7 million. During the three months ended March 31, 2008, we purchased approximately 646,000 shares for approximately $22.5 million. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan in the future.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of  $45 million and a revolving credit facility of up to $10 million. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Effective June 28, 2007, we entered into a second amended agreement which extend the maturity date of the revolving facility by three years to July 2, 2010. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. During the three months ended March 31, 2008, we borrowed $15.0 million under the revolving facility to purchase treasury shares and repay prior borrowings. As of March 31, 2008 there was $15.0 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2008, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement. As of March 31, 2008, the interest rate was 4.3%.

We believe that cash generated from our operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. The current economic weakness in North America, where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry upon which we are dependent. Similarly, the current economic weakness in the United Kingdom, where a significant amount of our product sales take place, has had an adverse effect on our product sales in that country. Periods of high inflation also could adversely affect consumer spending on our services and products, particularly in North America and the United Kingdom.

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

    the current economic weakness in North America and the United Kingdom that could reduce the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services and the continuing effect on the travel and leisure segment of terrorist attacks and armed hostilities in various regions in recent years and the threat of future terrorist attacks and armed hostilities;

    increasing fuel costs contributing to the current economic weakness and increasing our costs of product delivery and employee travel expenses;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for 2007, filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2008, we had $15.0 million outstanding under our revolving line of credit. Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of March 31, 2008 would not have had a material effect on the Company's results of operations or financial condition.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There has been no change over internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the first quarter of 2008 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2008:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number/ Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2008 through January 31, 2008	111,941	$38.34	98,800	545,630
February 1, 2008 through February 26, 2008	82,700	35.33	82,700	462,930
February 27, 2008 through February 29, 2008	15,000	32.81	15,000	$99,507,836
March 1, 2008 through March 31, 2008	435,930	34.00	423,300	85,114,250
Total	645,571	$34.90	619,800	$85,114,250

(1) As of February 27, 2008, the existing repurchase plan, which authorized the repurchase of a specified number of shares was replaced with a plan that authorizes the purchase of up to $100 million of the Company's common shares in the open market or other transactions.

During the three months ended March 31, 2008, in connection with employee-related transactions outside of our share repurchase program, 25,771 shares were surrendered by our employees in connection with the vesting of restricted shares. We used those surrendered shares to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

(2) Includes commissions paid.

Item 6.	Exhibits

10.29	Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 18, 2007 grant to Clive E. Warshaw.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Robert H. Lazar
Robert H. Lazar Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.29	Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 18, 2007 grant to Clive E. Warshaw.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.