Form 10-Q
period 2008-06-30
STEINER LEISURE LTD
filed 2008-08-08
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Indicate by check

whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [X]  Yes    [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 30, 2008, the registrant had 16,289,888 common shares, par value (U.S.) $.01 per share, outstanding.

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,407,000	$30,510,000
Accounts receivable, net	24,652,000	26,408,000
Accounts receivable - students, net	14,313,000	15,998,000
Inventories	31,069,000	33,964,000
Prepaid expenses and other current assets	10,420,000	9,771,000
Total current assets	104,861,000	116,651,000
PROPERTY AND EQUIPMENT, net	62,360,000	65,183,000
GOODWILL	71,829,000	71,829,000
OTHER ASSETS:
Intangible assets, net	5,034,000	5,311,000
Other	10,861,000	13,237,000
Total other assets	15,895,000	18,548,000
Total assets	$254,945,000	$272,211,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,256,000	$15,149,000
Accrued expenses	25,053,000	31,122,000
Revolving line of credit	--	7,700,000
Current portion of deferred rent	1,082,000	1,079,000
Current portion of deferred tuition revenue	16,677,000	15,568,000
Gift certificate liability	3,232,000	3,424,000
Income taxes payable	1,811,000	2,290,000
Total current liabilities	57,111,000	76,332,000
DEFERRED INCOME TAX LIABILITIES, NET	1,896,000	1,374,000
LONG-TERM DEFERRED RENT	10,454,000	10,943,000
LONG-TERM DEFERRED TUITION REVENUE	467,000	587,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,490,000 shares issued in 2008 and 22,443,000 shares issued in 2007	225,000	224,000
Additional paid-in capital	123,692,000	119,428,000
Accumulated other comprehensive income	6,781,000	6,721,000
Retained earnings	270,596,000	250,322,000
Treasury shares, at cost, 6,705,000 shares in 2008 and 6,059,000
shares in 2007	(216,277,000)	(193,720,000)
Total shareholders' equity	185,017,000	182,975,000
Total liabilities and shareholders' equity	$254,945,000	$272,211,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Services	$89,280,000	$86,569,000	$180,443,000	$170,816,000
Products	46,393,000	43,270,000	91,946,000	82,760,000
Total revenues	135,673,000	129,839,000	272,389,000	253,576,000
COST OF REVENUES:
Cost of services	73,551,000	69,497,000	147,435,000	136,984,000
Cost of products	32,566,000	30,962,000	65,959,000	58,716,000
Total cost of revenues	106,117,000	100,459,000	213,394,000	195,700,000
Gross profit	29,556,000	29,380,000	58,995,000	57,876,000
OPERATING EXPENSES:
Administrative	7,696,000	7,647,000	15,818,000	15,509,000
Salary and payroll taxes	10,266,000	9,355,000	21,021,000	18,640,000
Total operating expenses	17,962,000	17,002,000	36,839,000	34,149,000
Income from operations	11,594,000	12,378,000	22,156,000	23,727,000
OTHER INCOME (EXPENSE):
Interest expense	(115,000)	(104,000)	(215,000)	(148,000)
Other income	113,000	386,000	251,000	955,000
Total other income (expense)	(2,000)	282,000	36,000	807,000
Income before provision for income taxes	11,592,000	12,660,000	22,192,000	24,534,000
PROVISION FOR INCOME TAXES	1,021,000	1,098,000	1,918,000	2,193,000
Net income	$10,571,000	$11,562,000	$20,274,000	$22,341,000
Income per share:
Basic	$0.69	$0.68	$1.30	$1.32
Diluted	$0.68	$0.67	$1.29	$1.28

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,274,000	$22,341,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,104,000	5,831,000
Stock-based compensation	3,833,000	3,474,000
Provision for doubtful accounts	833,000	1,043,000

(Increase) decrease in:
Accounts receivable	2,602,000	2,143,000
Inventories	2,867,000	(786,000)
Prepaid expenses and other current assets	(653,000)	(2,418,000)
Other assets	2,375,000	(10,837,000)
Increase (decrease) in:
Accounts payable	(5,839,000)	(5,276,000)
Accrued expenses	(6,062,000)	(3,189,000)
Income taxes payable	48,000	(38,000)
Deferred tuition revenue	989,000	(619,000)
Deferred rent	(486,000)	7,635,000
Gift certificate liability	(192,000)	(85,000)
Net cash provided by operating activities	26,693,000	19,219,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,008,000)	(9,078,000)
Acquisitions, net of cash acquired	--	(158,000)
Net cash used in investing activities	(3,008,000)	(9,236,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(22,557,000)	$(8,364,000)
Borrowings on long-term debt	15,000,000	--
Payments on long-term debt	(22,700,000)	--
Proceeds from share option exercises	445,000	1,183,000
Debt issuance costs	--	(32,000)
Net cash used in financing activities	(29,812,000)	(7,213,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	24,000	403,000
NET (DECREASE) INCREASE, IN CASH
AND CASH EQUIVALENTS	(6,103,000)	3,173,000
CASH AND CASH EQUIVALENTS,
Beginning of period	30,510,000	38,909,000
CASH AND CASH EQUIVALENTS,
End of period	$24,407,000	$42,082,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$201,000	$85,000

Income taxes	$1,872,000	$2,298,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 Consolidated Balance Sheet included herein was extracted from the December 31, 2007 audited Consolidated Balance Sheet included in our 2007 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Finished goods	$22,225,000	$23,397,000
Raw materials	8,844,000	10,567,000
	$31,069,000	$33,964,000

(b)	Property and Equipment

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On each of January 1, 2008 and 2007, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of June 30, 2008, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.
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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains (losses), which are reflected in Administrative expenses, were approximately $103,000 and $125,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $315,000 and $124,000 for the six months ended June 30, 2008 and 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$10,571,000	$11,562,000	$20,274,000	$22,341,000
Income allocable to holders of Steiner Education Group, Inc. options	--	(20,000)	--	(63,000)
Net income for diluted earnings per share	$10,571,000	$11,542,000	$20,274,000	$22,278,000

Weighted average shares outstanding used in calculating basic earnings per share	15,409,000	16,917,000	15,572,000	16,970,000
Dilutive common share equivalents	172,000	411,000	176,000	387,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,581,000	17,328,000	15,748,000	17,357,000

Income per common share:
Basic	$0.69	$0.68	$1.30	$1.32

Diluted	$0.68	$0.67	$1.29	$1.28

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	478,000	16,000	483,000	16,000

The impact of the Steiner Education Group, Inc. options was anti-dilutive for the three and six months ended June 30, 2008, respectively.

The Company issued 28,000 and 34,000 of its common shares upon the exercise of share options during the three months ended June 30, 2008 and 2007, respectively, and issued 29,000 and 41,000 common shares upon the exercise of share options during the six months ended June 30, 2008 and 2007, respectively.

(g)	Stock-Based Compensation

The Company granted approximately 9,000 and 16,000 restricted shares during the three months ended June 30, 2008 and 2007, respectively, and approximately 19,000 and 16,000 restricted shares during the six months ended June 30, 2008 and 2007, respectively. No other stock-based compensation was granted during the three and six months ended June 30, 2008 and 2007, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,711,000 and $3,309,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $7,424,000 and $6,981,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the amounts of advertising costs included in prepaid expenses were not material.
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

In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115" ("SFAS 159"). SFAS 159 became effective for us on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date. On January 1, 2008, we adopted SFAS 159. At adoption we did not elect to apply the fair value option to any eligible items and, accordingly, the adoption of the standard did not have an impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations.  SFAS 141R will impact our accounting for business combinations completed beginning January 1, 2009.

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

(4)	CONTINGENCIES:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.9 million as of June 30, 2008.
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	June 30,	December 31,
	2008	2007

Operative commissions	$3,831,000	$4,085,000
Minimum cruise line commissions	4,386,000	8,224,000
Payroll and bonuses	5,910,000	5,723,000
Rent	1,118,000	834,000
Spa build-outs	784,000	2,559,000
Other	9,024,000	9,697,000
Total	$25,053,000	$31,122,000

(6)	LONG-TERM DEBT:

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR") - based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loans were used to fund our July 2001 acquisitions of land-based spas and under the revolving facility were used for working capital needs. We have repaid both of these credits. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there was no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. During the three months ended March 31, 2008, we borrowed $15.0 million under the revolving facility to purchase treasury shares and repay prior borrowings. The $15.0 million was repaid during the three months ended June 30, 2008. As of June 30, 2008, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2008, we were in compliance with these financial covenants. At June 30, 2008, the interest rate under the revolving credit facility was 4.3%.
(7)	COMPREHENSIVE INCOME:

We follow SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$10,571,000	$11,562,000	$20,274,000	$22,341,000
Foreign currency translation adjustments, net of taxes	67,000	1,023,000	60,000	1,323,000
Comprehensive income	$10,638,000	$12,585,000	$20,334,000	$23,664,000

(8)	SHAREHOLDERS' EQUITY:

In July 2007, the Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions under our previously approved share repurchase plan. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased and terminated the prior plan. During the six months ended June 30, 2008, we purchased approximately 646,000 shares for approximately $22.6 million. During the six months ended June 30, 2007, we purchased approximately 190,000 shares for approximately $8.4 million.
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

We operate in three reportable segments: (1) Spa Operations, which provides spa services onboard cruise ships and at resort hotels; (2) Products, which sells a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Spa Operations	$105,588,000	$103,242,000	$212,880,000	$201,444,000
Products	24,855,000	22,762,000	48,849,000	42,587,000
Schools	11,089,000	11,295,000	22,820,000	23,157,000
Other	(5,859,000)	(7,460,000)	(12,160,000)	(13,612,000)
Total	$135,673,000	$129,839,000	$272,389,000	$253,576,000
Income from Operations:
Spa Operations	$8,624,000	$9,681,000	$19,279,000	$19,490,000
Products	1,578,000	2,113,000	1,954,000	3,260,000
Schools	409,000	688,000	1,027,000	1,596,000
Other	983,000	(104,000)	(104,000)	(619,000)
Total	$11,594,000	$12,378,000	$22,156,000	$23,727,000

	June 30,	December 31,
	2008	2007
Identifiable Assets:
Spa Operations	$162,591,000	$167,201,000
Products	89,055,000	89,852,000
Schools	65,470,000	75,123,000
Other	(62,171,000)	(59,965,000)
Total	$254,945,000	$272,211,000

Included in Spa Operations, Products and Schools is goodwill of approximately $32.6 million, $0.2 million and $39.0 million, respectively, as of both June 30, 2008 and December 31, 2007.
(10)	GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
United States	$25,476,000	$26,091,000	$53,605,000	$52,800,000
United Kingdom	13,085,000	9,919,000	25,181,000	18,894,000
Not connected to a country	85,941,000	83,085,000	170,876,000	161,132,000
Other	11,171,000	10,744,000	22,727,000	20,750,000
Total	$135,673,000	$129,839,000	$272,389,000	$253,576,000

	June 30,	December 31,
	2008	2007
Property and Equipment, net:
United States	$27,032,000	$29,426,000
United Kingdom	5,898,000	5,771,000
Not connected to a country	1,774,000	1,693,000
Other	27,656,000	28,293,000
Total	$62,360,000	$65,183,000

(11)	SUBSEQUENT EVENT:

On August 4, 2008, we completed the acquisition of the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT"), which operated a post-secondary massage therapy school with three campuses located in Connecticut. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. The purchase price for the assets of CCMT was $4.2 million. While the acquisition transaction for those schools has been closed, post closing review by the Department of Education (the CCMT schools, like the schools we currently operate are eligible to receive Title IV student loan funding) and other educational agencies remains pending.

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

Weather also can impact our results, and did so in 2004 and 2005. The multiple hurricanes that hit the Southern United States and other regions in the second half of each of these years caused cancellation or disruption of certain cruises and the closure of certain of our resort spas and campuses of our massage and beauty schools, which had adverse effects on us. In 2006, we closed two campuses of the Utah College of Massage Therapy, Inc. ("UCMT") for several days due to severe snow conditions. In addition, the strong tsunami that hit various Asian regions in December 2004 resulted in damage to, and the closing of, most of our operations in the Maldives during much of 2005.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak against the U.K. Pound Sterling and the Euro. This weakness has affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros. This weakness of the U.S. Dollar continues. To the extent that the U.K. Pound Sterling or the Euro becomes significantly stronger against the U.S. Dollar, our results of operations and financial condition could be materially adversely affected.

Another factor that can adversely affect our financial results is regional economic conditions. A majority of our shipboard and land-based spa customers are from North America. We believe that the weaker economies in North America, including the impact on consumers of higher fuel costs and tighter credit where a significant number of cruise passengers come from, and the United Kingdom (with the U.S., the two countries where we sell the majority of our products on land) have had an adverse effect on the discretionary spending of consumers in those countries, including spending on cruise and resort vacations and our services and products. Higher fuel costs also increase our product delivery and employee travel costs.

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

Goodwill and Intangibles

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of June 30, 2008, we had goodwill of $71.8 million and unamortized intangibles of $5.0 million. As of January 1, 2008, we performed the required annual impairment test and determined there was no impairment of goodwill. The Company believes that, as of June 30, 2008, no indicators of impairment were present which would warrant an interim impairment test.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of approximately $29.9 million as of June 30, 2008, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 became effective for us on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent report date. On January 1, 2008, we adopted SFAS 159. At adoption we did not elect to apply the fair value option to any eligible items and, accordingly, the adoption of the standard did not have an impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations.  SFAS 141R will impact our accounting for business combinations completed beginning January 1, 2009.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Services	65.8%	66.7%	66.2%	67.4%
Products	34.2	33.3	33.8	32.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.2	53.5	54.1	54.0
Cost of products	24.0	23.9	24.2	23.2
Total cost of revenues	78.2	77.4	78.3	77.2
Gross profit	21.8	22.6	21.7	22.8
Operating expenses:
Administrative	5.7	5.9	5.8	6.1
Salary and payroll taxes	7.5	7.2	7.8	7.3
Total operating expense	13.2	13.1	13.6	13.4
Income from operations	8.6	9.5	8.1	9.4
Other income (expense):
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income	0.1	0.3	0.1	0.4
Total other income (expense)	--	0.2	--	0.3
Income before provision for income taxes	8.6	9.7	8.1	9.7
Provision for income taxes	0.8	0.8	0.7	0.9
Net income	7.8%	8.9%	7.4%	8.8%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		% Change
Revenue:	2008	2007
Spa Operations Segment	$105,588,000	$103,242,000	2.3%
Products Segment	24,855,000	22,762,000	9.2%
Schools Segment	11,089,000	11,295,000	(1.8%)
Other	(5,859,000)	(7,460,000)	N/A
Total	$135,673,000	$129,839,000	4.5%

Total revenues increased approximately 4.5%, or $5.9 million, to $135.7 million in the second quarter of 2008 from $129.8 million in the second quarter of 2007. Of this increase, $2.7 million was attributable to an increase in services revenues and $3.2 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 2.3%, or $2.4 million, to $105.6 million in the second quarter of 2008 from $103.2 million in the second quarter of 2007. The increase in revenues was primarily attributable to an average of two additional large spa ships in service in the second quarter of 2008 compared to the second quarter of 2007. Average weekly revenues for our resorts increased 7.6% to $28,213 in the second quarter of 2008 from $26,209 in the second quarter of 2007 due to increased staff productivity. We had an average of 2,031 shipboard staff members in service in the second quarter of 2008, compared to an average of 1,967 shipboard staff members in service in the second quarter of 2007. Revenues per shipboard staff per day decreased by 1.1% to $468 in the second quarter of 2008 from $473 in the second quarter of 2007 primarily due to additional non-revenue producing staff on ships with large spas. Average weekly revenues for our shipboard spas increased by 3.5% to $53,177 in the second quarter of 2008 from $51,359 in the second quarter of 2007.

Products Segment Revenues. Products segment revenues increased approximately 9.2%, or $2.1 million to $24.9 million in the second quarter of 2008 from $22.8 million in the second quarter of 2007. The 2008 amount includes $1.7 million relating to travel kits sold to British Airways to further market and brand our products. These sales result in no gross profit to us. Excluding the sales to British Airways, this increase was primarily attributable to the expansion of our product distribution to more third party customers in 2008.

Schools Segment Revenues. Schools segment revenues decreased approximately 1.8%, or $0.2 million, to $11.1 million in the second quarter of 2008 from $11.3 million in the second quarter of 2007. The decrease in revenues was primarily attributable to a lower number of students in the second quarter of 2008 with respect to whom revenue was attributable, compared to the second quarter of 2007.

COST OF SERVICES

Cost of services increased $4.1 million to $73.6 million in the second quarter of 2008 from $69.5 million in the second quarter of 2007. Cost of services as a percentage of services revenues increased to 82.4% in the second quarter of 2008 from 80.3% in 2007. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the second quarter of 2008 compared to the second quarter of 2007 and the decrease in Schools segment revenues discussed above.

COST OF PRODUCTS

Cost of products increased $1.6 million to $32.6 million in the second quarter of 2008 from $31.0 million in the second quarter of 2007. The 2008 amount includes $1.7 million relating to travel kits sold to British Airways which result in no gross profit to us. Excluding the sales to British Airways, cost of products as a percentage of products revenue decreased to 69.1% in the second quarter of 2008 from 71.6% in the second quarter of 2007. This decrease was primarily attributable to an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $1.0 million to $18.0 million in the second quarter of 2008 from $17.0 million in the second quarter of 2007. Operating expenses as a percentage of revenues increased to 13.2% in the second quarter of 2008 from 13.1% in the second quarter of 2007. This increase was primarily attributable to annual increases in salary and payroll offset by increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended June 30, 2008 and 2007, was as follows:

	For the Three Months Ended June 30,		% Change
Income from Operations:	2008	2007
Spa Operations Segment	$8,624,000	$9,681,000	(10.9%)
Products Segment	1,578,000	2,113,000	(25.3%)
Schools Segment	409,000	688,000	(40.6%)
Other	983,000	(104,000)	N/A
Total	$11,594,000	$12,378,000	(6.3%)

The decrease in operating income in the Spa Operations segment was primarily attributable to more services performed with lower retail revenue attachment. The decrease in operating income in the Products segment was primarily attributable to an increase in costs incurred in connection with our retail sales activities expansion. The decrease in the operating income in the Schools segment was attributable to a lower number of students in the second quarter of 2008 with respect to whom revenue was attributable compared to the second quarter of 2007.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $0.3 million in the second quarter of 2008 from the second quarter of 2007. This decrease was primarily attributable to a reduction in interest income due to lower average cash balances and an increase in interest expense due to higher amounts being outstanding on our revolving line of credit.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.1 million to $1.0 million in the second quarter of 2008 from $1.1 million in the second quarter of 2007. Provision for income taxes increased to an overall effective rate of 8.8% in the second quarter of 2008 from 8.7% in the second quarter of 2007. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the second quarter of 2008 than such income represented in the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2008 and 2007, were as follows:

	Six Months Ended June 30,		% Change
Revenue:	2008	2007
Spa Operations Segment	$212,880,000	$201,444,000	5.7%
Products Segment	48,849,000	42,587,000	14.7%
Schools Segment	22,820,000	23,157,000	(1.5%)
Other	(12,160,000)	(13,612,000)	N/A
Total	$272,389,000	$253,576,000	7.4%

Total revenues increased approximately 7.4%, or $18.8 million, to $272.4 million in the six months ended June 30, 2008 from $253.6 million in the six months ended June 30, 2007. Of this increase, $9.6 million was attributable to an increase in services revenues and $9.2 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 5.7%, or $11.5 million, to $212.9 million in the six months ended June 30, 2008 from $201.4 million in the six months ended June 30, 2007. The increase in revenues was primarily attributable to an average of three additional large spa ships in service in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Average weekly revenues for our resorts increased 9.5% to $28,859 in the six months ended June 30, 2008 from $26,346 in the six months ended June 30, 2007 due to increased staff productivity. We had an average of 2,020 shipboard staff members in service in the six months ended June 30, 2008 compared to an average of 1,953 shipboard staff members in service in the six months ended June 30, 2007. Revenues per shipboard staff per day increased by 1.1% to $469 in the six months ended June 30, 2008 from $464 in the six months ended June 30, 2007, primarily due to increased staff productivity. Average weekly revenues for our shipboard spas increased by 4.2% to $52,530 in the six months ended June 30, 2008 from $50,413 in the six months ended June 30, 2007, primarily due to increased staff productivity.

Products Segment Revenues. Products segment revenues increased approximately 14.7%, or $6.3 million to $48.9 million in the six months ended June 30, 2008 from $42.6 million in the six months ended June 30, 2007. The 2008 amount includes $3.6 million related to travel kits sold to British Airways to further market and brand our products. These sales result in no gross profit to us. Excluding the sales to British Airways, this increase was primarily attributable to the expansion of our product distribution to more third party retail outlets in 2008.

Schools Segment Revenues. Schools segment revenues decreased approximately 1.5%, or $0.4 million to $22.8 million in the six months ended June 30, 2008 from $23.2 million in the six months ended June 30, 2007. The decrease in revenues was primarily attributable to a lower number of students in the six months ended June 30, 2008, with respect to whom revenue was attributable, compared to the six months ended June 30, 2007.

COST OF SERVICES

Cost of services increased $10.4 million to $147.4 million in the six months ended June 30, 2008 from $137.0 million in the six months ended June 30, 2007. Cost of services as a percentage of services revenues increased to 81.7% in the six months ended June 30, 2008 from 80.2% in 2007. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 and the decrease in Schools segment revenues discussed above.

COST OF PRODUCTS

Cost of products increased $7.3 million to $66.0 million in the six months ended June 30, 2008 from $58.7 million in the six months ended June 30, 2007. The 2008 amount includes $3.6 million related to travel kits sold to British Airways to further market and brand our products. These sales result in no gross profit to us. Excluding the sales to British Airways, cost of products as a percentage of products revenue decreased to 70.6% in the six months ended June 30, 2008 from 70.9% in the six months ended June 30, 2007. This decrease was primarily attributable to an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $2.7 million to $36.8 million in the six months ended June 30, 2008 from $34.1 million in the six months ended June 30, 2007. Operating expenses as a percentage of revenues increased to 13.6% in the six months ended June 30, 2008 from 13.4% in the six months ended June 30, 2007. This increase was primarily attributable to annual increases in salary and payroll offset by increased cost controls.

OPERATING INCOME

Operating income of our reportable segments for the six months ended June 30, 2008 and 2007, was as follows:

	For the Six Months Ended June 30,		% Change
Operating income:	2008	2007
Spa Operations Segment	$19,279,000	$19,490,000	(1.1%)
Products Segment	1,954,000	3,260,000	(40.1%)
Schools Segment	1,027,000	1,596,000	(35.7%)
Other	(104,000)	(619,000)	N/A
Total	$22,156,000	$23,727,000	(6.6%)

The decrease in operating income in the Spa Operations segment was primarily attributable to more services performed with lower retail revenue attachment. The decrease in operating income in the Products segment was primarily attributable to an increase in discounting and costs incurred in connection with our retail sales activities expansion. The decrease in the operating income in the Schools segment was attributable to a lower number of students in the six months ended June 30, 2008, with respect to whom revenue was attributable compared to the six months ended June 30, 2007.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $0.8 million from income of $0.8 million in the six months ended June 30, 2007. This decrease was primarily attributable to a reduction in interest income due to lower average cash balances and an increase in interest expense due to higher amounts being outstanding on our revolving line of credit.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.3 million to expense of $1.9 million in the six months ended June 30, 2008 from expense of $2.2 million in the six months ended June 30, 2007. Provision for income taxes decreased to an overall effective rate of 8.6% in the six months ended June 30, 2008 from 8.9% in the six months ended June 30, 2007. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned in the six months ended June 30, 2008 than such income represented in the six months ended June 30, 2007.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2008, net cash provided by operating activities was approximately $26.7 million compared with $19.2 million for the six months ended June 30, 2007. This increase was attributable to changes in working capital items.

During the six months ended June 30, 2008, cash used in investing activities was $3.0 million compared with $9.2 million for the six months ended June 30, 2007. The decrease was primarily attributable to our incurring less capital expenditures to build out resort spa facilities during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

During the six months ended June 30, 2008, cash used in financing activities was $29.8 million compared with $7.2 million for the six months ended June 30, 2007. This increase in cash used in financing activities was primarily attributable to the purchase of more of our common shares during the six months ended June 30, 2008 than were purchased during the six months ended June 30, 2007, and by increased payments on our revolving line of credit.

We had working capital of approximately $47.8 million at June 30, 2008, compared to working capital of approximately $40.3 million at December 31, 2007.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their underperformance. The remaining day spa is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $0.9 million as of June 30, 2008 under these assigned leases to the extent the assignees fail to make their rental payments.

In July 2007, the Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions under our previously approved share repurchase plan. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of commons shares can be purchased and terminated the prior plan. During the six months ended June 30, 2008, we purchased approximately 646,000 shares for approximately $22.6 million. During the six months ended June 30, 2007, we purchased approximately 190,000 shares for approximately $8.4 million. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan in the future.

On August 4, 2008, we completed the acquisition of the assets of CCMT, which operated a post-secondary massage therapy school with three campuses located in Connecticut. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. The purchase price for the assets of CCMT was $4.2 million. While the acquisition transaction for those schools has been closed, post closing review by the Department of Education (the CCMT schools, like the schools we currently operate are eligible to receive Title IV student loan funding) and other educational agencies remains pending. We funded this acquisition with our cash on hand and working capital.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of  $45 million and a revolving credit facility of up to $10 million. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Effective June 28, 2007, we entered into a second amended agreement which extended the maturity date of the revolving facility by three years to July 2, 2010. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. During the three months ended March 31, 2008, we borrowed $15.0 million under the revolving facility to purchase treasury shares and repay prior borrowings. The $15.0 million was repaid during the three months ended June 30, 2008. As of June 30, 2008 there was $30.0 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2008, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement. As of June 30, 2008, the interest rate was 4.3%.

We believe that our working capital and cash generated from our operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months.

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

    insufficiency of resources precluding our taking advantage of new spa or other opportunities;

    our potential need to seek additional financing and the risk that such financing may not be available on satisfactory terms or at all;

    risks relating to the performance of our massage and beauty schools which are, among other things, subject to significant government regulation and the need to assure that our programs keep pace with industry demands;

    obligations under, and possible changes in, laws and government regulations applicable to us and the industries we serve;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, we had a revolving line of credit in place, though we had no outstanding borrowings under that credit facility or otherwise. Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% strengthening in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of June 30, 2008 would not have had a material effect on the Company's results of operations or financial condition.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has been no change over internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the first and second quarters of 2008 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2008:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2008 through April 30, 2008	--	$--	--	$85,114,250
May 1, 2008 through May 31, 2008	882	33.28	--	85,114,250
June 1, 2008 through June 30, 2008	--	--	--	85,114,250
Total	882	$33.28	--	$85,114,250

(1) As of February 27, 2008, the existing repurchase plan, which authorized the repurchase of a specified number of shares, was replaced with a plan that authorizes the purchase of up to $100 million of the Company's common shares in the open market or other transactions.

During the three months ended June 30, 2008, in connection with employee-related transactions outside of our share repurchase program, 882 shares were surrendered by our employees in connection with the vesting of restricted shares. We used those surrendered shares to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

(2) Includes commissions paid.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Steiner Leisure (the "Annual Meeting") was held on June 12, 2008. At the Annual Meeting, the matters described below were considered and voted upon:

Leonard I. Fluxman, Michèle Steiner Warshaw and Steven J. Preston were elected as Class III directors of the Company. The votes cast with respect to the election of Mr. Fluxman, Ms. Warshaw and Mr. Preston were as follows:  14,761,064 shares were voted "for" Mr. Fluxman, 14,760,889 shares were voted "for" Ms. Warshaw and 15,321,816 shares were voted "for" Mr. Preston.  There were no votes cast "against" any of the nominees.  There were 680,075 votes withheld for Mr. Fluxman, 680,250 votes withheld for Ms. Warshaw and 119,323 votes withheld for Mr. Preston.  The following directors' terms of office continued after the Annual Meeting: Clive E. Warshaw, David S. Harris, Cynthia R. Cohen and Charles D. Finkelstein.

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for 2008 was approved based on the following vote:  15,429,339 shares were voted "for," 9,662 shares were voted "against," there were 2,137 abstentions and there were no broker non-votes.

Item 5.(a)	Other Information

On April 24, 2008, the compensation committee of the board of directors of Steiner Leisure approved a new incentive bonus arrangement for 2008 for Sean Harrington, Managing Director of the Company's Elemis Limited subsidiary ("Elemis") (the "2008 Bonus Arrangement").

The 2008 Bonus Arrangement consists of the following two components:

    The opportunity to earn an annual bonus of 20% of base salary upon the attainment of 90% of the budgeted net income of Elemis-Related Operations (as defined in the 2008 Bonus Formula) for the year in question and additional bonus payments based on Elemis exceeding that 90% threshold, up to a maximum bonus equal to 80% of the base salary; and

    The opportunity to earn an annual bonus of five percent of base salary upon the attainment of 90% of the budgeted earnings per share of the Company for the year in question and additional bonus payments based on the Company's exceeding that 90% threshold for the year in question, up to a maximum bonus equal to 20% of the base salary.

The above summary of the 2008 Bonus Arrangement is qualified in its entirety by reference to the 2008 Bonus Arrangement, a copy of which is attached hereto as Exhibit 10.31 and which is incorporated herein by reference.

Item 6.	Exhibits

10.31	Incentive Bonus Arrangement for 2008 for Sean Harrington*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Robert H. Lazar
Robert H. Lazar Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.31	Incentive Bonus Arrangement for 2008 for Sean Harrington*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or agreement.