Form 10-Q
period 2008-09-30
STEINER LEISURE LTD
filed 2008-11-10
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

On October 28, 2008, the registrant had 15,533,908 common shares, par value (U.S.) $.01 per share, outstanding.

PART I. - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,620,000	$30,510,000
Accounts receivable, net	22,640,000	26,408,000
Accounts receivable - students, net	19,743,000	15,998,000
Inventories	28,127,000	33,964,000
Prepaid expenses and other current assets	11,030,000	9,771,000
Total current assets	109,160,000	116,651,000
PROPERTY AND EQUIPMENT, net	60,440,000	65,183,000
GOODWILL	75,027,000	71,829,000
OTHER ASSETS:
Intangible assets, net	6,267,000	5,311,000
Other	9,543,000	13,237,000
Total other assets	15,810,000	18,548,000
Total assets	$260,437,000	$272,211,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,957,000	$15,149,000
Accrued expenses	30,718,000	31,122,000
Revolving line of credit	--	7,700,000
Current portion of deferred rent	1,082,000	1,079,000
Current portion of deferred tuition revenue	22,007,000	15,568,000
Gift certificate liability	3,143,000	3,424,000
Income taxes payable	2,491,000	2,290,000
Total current liabilities	70,398,000	76,332,000
DEFERRED INCOME TAX LIABILITIES, NET	2,181,000	1,374,000
LONG-TERM DEFERRED RENT	10,203,000	10,943,000
LONG-TERM DEFERRED TUITION REVENUE	1,393,000	587,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,590,000 shares issued in 2008 and 22,443,000 shares issued in 2007	226,000	224,000
Additional paid-in capital	127,417,000	119,428,000
Accumulated other comprehensive income	2,691,000	6,721,000
Retained earnings	284,388,000	250,322,000
Treasury shares, at cost, 7,309,000 shares in 2008 and 6,059,000
shares in 2007	(238,460,000)	(193,720,000)
Total shareholders' equity	176,262,000	182,975,000
Total liabilities and shareholders' equity	$260,437,000	$272,211,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Services	$96,400,000	$92,682,000	$276,843,000	$263,498,000
Products	48,283,000	47,749,000	140,229,000	130,509,000
Total revenues	144,683,000	140,431,000	417,072,000	394,007,000
COST OF REVENUES:
Cost of services	79,079,000	75,269,000	226,514,000	212,253,000
Cost of products	31,240,000	35,185,000	97,199,000	93,901,000
Total cost of revenues	110,319,000	110,454,000	323,713,000	306,154,000
Gross profit	34,364,000	29,977,000	93,359,000	87,853,000
OPERATING EXPENSES:
Administrative	8,667,000	8,332,000	24,485,000	23,841,000
Salary and payroll taxes	10,578,000	9,452,000	31,599,000	28,092,000
Total operating expenses	19,245,000	17,784,000	56,084,000	51,933,000
Income from operations	15,119,000	12,193,000	37,275,000	35,920,000
OTHER INCOME (EXPENSE):
Interest expense	(32,000)	(132,000)	(247,000)	(280,000)
Other income	103,000	397,000	354,000	1,352,000
Total other income (expense)	71,000	265,000	107,000	1,072,000
Income before provision for income taxes	15,190,000	12,458,000	37,382,000	36,992,000
PROVISION FOR INCOME TAXES	1,398,000	1,085,000	3,316,000	3,278,000
Net income	$13,792,000	$11,373,000	$34,066,000	$33,714,000
Income per share:
Basic	$0.91	$0.69	$2.20	$2.00
Diluted	$0.89	$0.68	$2.17	$1.96

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,066,000	$33,714,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,047,000	9,095,000
Stock-based compensation	6,061,000	5,232,000
Provision for doubtful accounts	1,313,000	1,932,000

(Increase) decrease in:
Accounts receivable	(2,773,000)	(1,305,000)
Inventories	4,605,000	(5,197,000)
Prepaid expenses and other current assets	(1,417,000)	(2,935,000)
Other assets	3,719,000	(9,747,000)
Increase (decrease) in:
Accounts payable	(3,666,000)	(1,223,000)
Accrued expenses	(142,000)	4,031,000
Income taxes payable	1,099,000	305,000
Deferred tuition revenue	4,550,000	1,206,000
Deferred rent	(737,000)	7,388,000
Gift certificate liability	(281,000)	(136,000)
Net cash provided by operating activities	55,444,000	42,360,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,404,000)	(14,480,000)
Acquisitions, net of cash acquired	(3,633,000)	(250,000)
Net cash used in investing activities	(8,037,000)	(14,730,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(44,740,000)	$(48,507,000)
Borrowings on long-term debt	15,000,000	10,000,000
Payments on long-term debt	(22,700,000)	(10,000,000)
Proceeds from share option exercises	1,926,000	4,043,000
Debt issuance costs	--	(92,000)
Net cash used in financing activities	(50,514,000)	(44,556,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	217,000	227,000
NET DECREASE, IN CASH
AND CASH EQUIVALENTS	(2,890,000)	(16,699,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	30,510,000	38,909,000
CASH AND CASH EQUIVALENTS,
End of period	$27,620,000	$22,210,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$233,000	$280,000

Income taxes	$2,305,000	$3,003,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 Consolidated Balance Sheet included herein was extracted from the December 31, 2007 audited Consolidated Balance Sheet included in our 2007 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Finished goods	$22,427,000	$23,397,000
Raw materials	5,700,000	10,567,000
	$28,127,000	$33,964,000

(b)	Property and Equipment

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On each of January 1, 2008 and 2007, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of September 30, 2008, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.
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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; equity and other items at historical rates; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains (losses), which are reflected in Administrative expenses, were approximately ($1,155,000) and $320,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately ($840,000) and $444,000 for the nine months ended September 30, 2008 and 2007, respectively. The transaction gains (losses) which are reflected in Cost of products were approximately $2,598,000 and ($488,000) for the three months ended September 30, 2008 and 2007, respectively, and approximately $2,648,000 and ($965,000) for the nine months ended September 30, 2008 and 2007, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$13,792,000	$11,373,000	$34,066,000	$33,714,000
Income allocable to holders of Steiner Education Group, Inc. options	(76,000)	--	(64,000)	(37,000)
Net income for diluted earnings per share	$13,716,000	$11,373,000	$34,002,000	$33,677,000

Weighted average shares outstanding used in calculating basic earnings per share	15,211,000	16,519,000	15,451,000	16,818,000
Dilutive common share equivalents	208,000	318,000	198,000	364,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,419,000	16,837,000	15,649,000	17,182,000

Income per common share:
Basic	$0.91	$0.69	$2.20	$2.00

Diluted	$0.89	$0.68	$2.17	$1.96

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	184,000	172,000	227,000	16,000

The impact of the Steiner Education Group, Inc. options was $76,000 for the three months ended September 30, 2008 and $64,000 and $37,000 for the nine months ended September 30, 2008 and 2007, respectively. The impact was anti-dilutive for the three months ended September 30, 2007.

The Company issued 99,000 and 93,000 of its common shares upon the exercise of share options during the three months ended September 30, 2008 and 2007, respectively, and issued 128,000 and 134,000 common shares upon the exercise of share options during the nine months ended September 30, 2008 and 2007, respectively.

(g)	Stock-Based Compensation

No share options were granted during the three months ended September 30, 2008 and 2007. The Company granted approximately 19,000 and 16,000 restricted shares during the nine months ended September 30, 2008 and 2007, respectively. No other stock-based compensation was granted during the three and nine months ended September 30, 2008 and 2007, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,651,000 and $3,730,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $11,075,000 and $10,711,000 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, the amounts of advertising costs included in prepaid expenses were not material.
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

(4)	ACQUISITION:

On August 4, 2008, we completed the acquisition of the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT") which operated a post-secondary massage therapy school with a total of three campuses located in Connecticut. We acquired CCMT to expand our Schools segment and to assist in its future growth. The purchase price for CCMT was approximately $4.3 million in cash, plus the post-closing payment described below. The results of operations of CCMT are included in our results of operations for the period subsequent to August 4, 2008. This acquisition is not significant and, as a result, no pro forma information is required to be presented in this report.

In accordance with SFAS No. 141, "Business Combinations," we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition was as follows:

Accounts receivable - students	$1,813,000
Inventories	79,000
Other current assets	51,000
Property and equipment	41,000
Goodwill and intangibles	4,531,000
Other assets	28,000
Accounts payable and accrued expenses	(215,000)
Deferred tuition revenue	(2,695,000)
Cash used in acquisition, net of cash acquired	$3,633,000

Subsequent to August 4, 2008, we paid the previous owner of CCMT approximately $112,000 related to the finalization of a post-closing working capital adjustment. This amount was recorded as an increase to goodwill as of September 30, 2008.

The intangible assets of CCMT that we acquired are as follows:

	At August 4, 2008
	Life	Value
Rights of CCMT under the U.S. Department of Education Title IV Program	Indefinite	$870,000
Trade name	Indefinite	430,000
Non-compete	4	13,000
Website	3	20,000
		$1,333,000

The fair values of the Title IV rights, non-compete agreements and website were based on a discounted cash flow method; the fair value of the trade name was based on the relief from royalty method.

(5)	CONTINGENCIES:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.8 million as of September 30, 2008.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	September 30,	December 31,
	2008	2007

Operative commissions	$3,509,000	$4,085,000
Minimum cruise line commissions	6,824,000	8,224,000
Payroll and bonuses	8,276,000	5,723,000
Rent	902,000	834,000
Spa build-outs	784,000	2,559,000
Other	10,423,000	9,697,000
Total	$30,718,000	$31,122,000

(7)	LONG-TERM DEBT:

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR") - based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loans were used to fund our July 2001 acquisitions of land-based spas and under the revolving facility were used for working capital needs. We have repaid both of these credits. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there was no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. During the three months ended March 31, 2008, we borrowed $15.0 million under the revolving facility to purchase treasury shares and repay prior borrowings. The $15.0 million was repaid during the three months ended June 30, 2008. As of September 30, 2008, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2008, we were in compliance with these financial covenants. At September 30, 2008, the interest rate under the revolving credit facility was 4.1%.

(8)	COMPREHENSIVE INCOME:

We follow SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$13,792,000	$11,373,000	$34,066,000	$33,714,000
Foreign currency translation adjustments, net of taxes	(4,090,000)	800,000	(4,030,000)	2,123,000
Comprehensive income	$9,702,000	$12,173,000	$30,036,000	$35,837,000

(9)	SHAREHOLDERS' EQUITY:

In July 2007, our board of directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions under our previously approved share repurchase plan. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2008, we purchased approximately 1,250,000 shares for approximately $44.7 million. During the nine months ended September 30, 2007, we purchased approximately 1,115,000 shares for approximately $48.5 million.
(10)	SEGMENT INFORMATION:

We follow SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by our chief executive officer in determining how to allocate the Company's resources and evaluate performance.

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

Information about our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Spa Operations	$111,598,000	$112,408,000	$324,478,000	$313,852,000
Products	25,474,000	26,524,000	74,323,000	69,111,000
Schools	13,684,000	11,751,000	36,504,000	34,908,000
Other	(6,073,000)	(10,252,000)	(18,233,000)	(23,864,000)
Total	$144,683,000	$140,431,000	$417,072,000	$394,007,000
Income from Operations:
Spa Operations	$8,103,000	$11,084,000	$27,382,000	$30,574,000
Products	2,030,000	1,382,000	3,984,000	4,642,000
Schools	1,516,000	165,000	2,543,000	1,761,000
Other	3,470,000	(438,000)	3,366,000	(1,057,000)
Total	$15,119,000	$12,193,000	$37,275,000	$35,920,000

	September 30,	December 31,
	2008	2007
Identifiable Assets:
Spa Operations	$158,074,000	$167,201,000
Products	89,719,000	89,852,000
Schools	77,378,000	75,123,000
Other	(64,734,000)	(59,965,000)
Total	$260,437,000	$272,211,000

Included in Spa Operations, Products and Schools is goodwill of approximately $32.6 million, $0.2 million and $42.2 million, respectively, as of September 30, 2008 and $32.6 million, $0.2 million and $39.0 million, respectively, as of December 31, 2007.
(11)	GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
United States	$24,763,000	$26,438,000	$78,368,000	$79,239,000
United Kingdom	12,754,000	10,914,000	37,934,000	29,808,000
Not connected to a country	96,502,000	92,035,000	267,379,000	253,168,000
Other	10,664,000	11,044,000	33,391,000	31,792,000
Total	$144,683,000	$140,431,000	$417,072,000	$394,007,000

	September 30,	December 31,
	2008	2007
Property and Equipment, net:
United States	$25,891,000	$29,426,000
United Kingdom	5,239,000	5,771,000
Not connected to a country	1,645,000	1,693,000
Other	27,665,000	28,293,000
Total	$60,440,000	$65,183,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Another factor that can adversely affect our financial results is regional economic conditions. The overall weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and resort industries upon which we rely to a significant extent, as well as for our retail beauty products sales. The impact on consumers of high fuel costs (which softened somewhat in the third quarter) has added to this turmoil.  These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and resort vacations and our services and products.  As a consequence, our results for the third quarter were adversely affected.

High fuel costs also increase our product delivery and employee travel costs.

If the current weak economic environment continues for an extended period of time or worsens, spending on cruise and resort vacations and on beauty products would likely continue to be adversely affected.  This could materially, adversely affect our business, financial condition and results of operations.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros. The U.S. Dollar has strengthened significantly in recent months; favorably affecting our results, however, to the extent that the U.K. Pound Sterling or the Euro again becomes stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

Weather also can impact our results. The multiple hurricanes that hit the Southern United States and other regions in the second half of each of 2004 and 2005 caused cancellation or disruption of certain cruises and the closure of certain of our resort spas and campuses of our massage and beauty schools, which had adverse effects on us. In addition, the strong tsunami that hit various Asian regions in December 2004 resulted in damage to, and the closing of, most of our operations in the Maldives during much of 2005. In 2006, we closed two campuses of the Utah College of Massage Therapy, Inc. ("UCMT") for several days due to severe snow conditions. In addition, an increasing percentage of cruise passengers who use our services are repeat customers of ours. These repeat customers are less likely to purchase our products than new customers.

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

Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the U.S. Department of Education (the "DOE") Title IV program and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under this program.

Some of our students also need other funding sources to pay for all or a portion of their tuition at our schools. It has become more difficult for students to obtain such non-Title IV funding, without which some existing and prospective students would be unable to attend our schools. This could have a material adverse effect on the results of operations and financial condition of our schools.

We offer payment plans to help students pay that portion of their education expense not covered by financial aid programs, including plans under which balances are unsecured and not guaranteed.  Losses related to unpaid student balances could have a material adverse effect on the results of operations and financial condition of our schools.

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

Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount is not a material component of the cost of services rendered and would not be practicable to identify separately. It also includes the effects of changes in foreign currency exchange rates.

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to our acquisitions of resort spas in 2001 and UCMT and CCMT in April 2006 and August 4, 2008, respectively.

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

Goodwill and Intangibles

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of September 30, 2008, we had goodwill of $75.0 million and unamortized intangibles of $6.3 million. As of January 1, 2008, we performed the required annual impairment test and determined there was no impairment of goodwill. The Company believes that, as of September 30, 2008, no indicators of impairment were present which would warrant an interim impairment test.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of approximately $29.9 million as of September 30, 2008, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Services	66.6%	66.0%	66.4%	66.9%
Products	33.4	34.0	33.6	33.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.7	53.6	54.3	53.9
Cost of products	21.6	25.1	23.3	23.8
Total cost of revenues	76.3	78.7	77.6	77.7
Gross profit	23.7	21.3	22.4	22.3
Operating expenses:
Administrative	6.0	5.9	5.9	6.1
Salary and payroll taxes	7.3	6.7	7.6	7.1
Total operating expense	13.3	12.6	13.5	13.2
Income from operations	10.4	8.7	8.9	9.1
Other income (expense):
Interest expense	--	(0.1)	--	(0.1)
Other income	0.1	0.3	0.1	0.4
Total other income (expense)	0.1	0.2	0.1	0.3
Income before provision for income taxes	10.5	8.9	9.0	9.4
Provision for income taxes	1.0	0.8	0.8	0.8
Net income	9.5%	8.1%	8.2%	8.6%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended September 30,		% Change
Revenue:	2008	2007
Spa Operations Segment	$111,598,000	$112,408,000	(0.7%)
Products Segment	25,474,000	26,524,000	(4.0%)
Schools Segment	13,684,000	11,751,000	16.4%
Other	(6,073,000)	(10,252,000)	N/A
Total	$144,683,000	$140,431,000	3.0%

Total revenues increased approximately 3.0%, or $4.3 million, to $144.7 million in the third quarter of 2008 from $140.4 million in the third quarter of 2007. Of this increase, $3.7 million was attributable to an increase in services revenues and $0.6 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues decreased approximately 0.7%, or $0.8 million, to $111.6 million in the third quarter of 2008 from $112.4 million in the third quarter of 2007. Average weekly revenues for our resorts decreased 2.1% to $25,338 in the third quarter of 2008 from $25,880 in the third quarter of 2007. We had an average of 2,132 shipboard staff members in service in the third quarter of 2008, compared to an average of 2,021 shipboard staff members in service in the third quarter of 2007. Revenues per shipboard staff per day decreased by 3.9% to $484 in the third quarter of 2008 from $503 in the third quarter of 2007. Average weekly revenues for our shipboard spas decreased by 1.0% to $54,822 in the third quarter of 2008 from $55,213 in the third quarter of 2007.  The decrease in revenues and the key performance indicators referenced above was primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Products segment revenues decreased approximately 4.0%, or $1.0 million to $25.5 million in the third quarter of 2008 from $26.5 million in the third quarter of 2007. Excluding intercompany sales, product segment revenues increased approximately 17.0%, from $16.9 million in the third quarter of 2007 to $19.8 million in the third quarter of 2008. This increase was primarily attributable to increased unit sales.

Schools Segment Revenues. Schools segment revenues increased approximately 16.4%, or $1.9 million, to $13.7 million in the third quarter of 2008 from $11.8 million in the third quarter of 2007. The increase in revenues was primarily attributable to increased enrollments, increased student populations and the purchase of CCMT.

COST OF SERVICES

Cost of services increased $3.8 million to $79.1 million in the third quarter of 2008 from $75.3 million in the third quarter of 2007. Cost of services as a percentage of services revenues increased to 82.0% in the third quarter of 2008 from 81.2% in 2007. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the third quarter of 2008 compared to the third quarter of 2007.

COST OF PRODUCTS

Cost of products decreased $4.0 million to $31.2 million in the third quarter of 2008 from $35.2 million in the third quarter of 2007. Cost of products as a percentage of products revenue decreased to 64.7% in the third quarter of 2008 from 73.7% in the third quarter of 2007. This decrease was primarily attributable to a $2.6 million foreign exchange gain resulting from the strengthening of the U.S. Dollar against the U.K.  Pound Sterling relating to intercompany inventory purchases and an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $1.4 million to $19.2 million in the third quarter of 2008 from $17.8 million in the third quarter of 2007. Operating expenses as a percentage of revenues increased to 13.3% in the third quarter of 2008 from 12.6% in the third quarter of 2007. This increase was primarily attributable to a $1.2 million foreign exchange loss resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling and the Euro, as well as to annual increases in salary and payroll offset by increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended September 30, 2008 and 2007, was as follows:

	For the Three Months Ended September 30,		% Change
Income from Operations:	2008	2007
Spa Operations Segment	$8,103,000	$11,084,000	(26.9%)
Products Segment	2,030,000	1,382,000	46.9%
Schools Segment	1,516,000	165,000	818.8%
Other	3,470,000	(438,000)	N/A
Total	$15,119,000	$12,193,000	24.0%

The decrease in operating income in the Spa Operations segment was primarily attributable to more services performed with lower retail revenue attachment. The increase in operating income in the Products segment was primarily attributable to an increase in sales through various parts of our product distribution channels. The increase in the operating income in the Schools segment was attributable to increased enrollments, increased student populations and the purchase of CCMT. The increase in Other is primarily attributable to the gain resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling and the Euro.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $0.2 million to $0.1 million in the third quarter of 2008 from $0.3 million in the third quarter of 2007. This decrease was primarily attributable to a reduction in interest income due to lower average cash balances.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.3 million to $1.4 million in the third quarter of 2008 from $1.1 million in the third quarter of 2007. Provision for income taxes increased to an overall effective rate of 9.2% in the third quarter of 2008 from 8.7% in the third quarter of 2007. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the third quarter of 2008 than such income represented in the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2008 and 2007, respectively, were as follows:

	Nine Months Ended September 30,		% Change
Revenue:	2008	2007
Spa Operations Segment	$324,478,000	$313,852,000	3.4%
Products Segment	74,323,000	69,111,000	7.5%
Schools Segment	36,504,000	34,908,000	4.6%
Other	(18,233,000)	(23,864,000)	N/A
Total	$417,072,000	$394,007,000	5.9%

Total revenues increased approximately 5.9%, or $23.1 million, to $417.1 million in the nine months ended September 30, 2008 from $394.0 million in the nine months ended September 30, 2007. Of this increase, $13.4 million was attributable to an increase in services revenues and $9.7 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 3.4%, or $10.6 million, to $324.5 million in the nine months ended September 30, 2008 from $313.9 million in the nine months ended September 30, 2007. The increase in revenues was primarily attributable to an average of two additional large spa ships in service in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 which was partially offset by a softening of the economy worldwide resulting in reduced spending by consumers at our spas. Average weekly revenues for our resorts increased 5.2% to $27,553 in the nine months ended September 30, 2008 from $26,191 in the nine months ended September 30, 2007 due to increased staff productivity. We had an average of 2,057 shipboard staff members in service in the nine months ended September 30, 2008 compared to an average of 1,976 shipboard staff members in service in the nine months ended September 30, 2007. Revenues per shipboard staff per day decreased by 1.0% to $474 in the nine months ended September 30, 2008 from $477 in the nine months ended September 30, 2007, primarily due to additional non-revenue producing staff on ships with large spas. Average weekly revenues for our shipboard spas increased by 2.4% to $53,320 in the nine months ended September 30, 2008 from $52,058 in the nine months ended September 30, 2007, primarily due to increased staff productivity.

Products Segment Revenues. Products segment revenues increased approximately 7.5%, or $5.2 million to $74.3 million in the nine months ended September 30, 2008 from $69.1 million in the nine months ended September 30, 2007. The 2008 amount includes $5.2 million related to travel kits sold to British Airways to further market and brand our products. These sales result in no gross profit to us. Excluding the sales to British Airways and intercompany sales product segment revenues increased approximately 12.6% from $46.1 million in the third quarter of 2007 to $51.9 million in the third quarter of 2008. This increase was primarily attributable to increased unit sales.

Schools Segment Revenues. Schools segment revenues increased approximately 4.6%, or $1.6 million to $36.5 million in the nine months ended September 30, 2008 from $34.9 million in the nine months ended September 30, 2007. The increase in revenues was primarily attributable to increased enrollments, increased student populations and the purchase of CCMT.

COST OF SERVICES

Cost of services increased $14.2 million to $226.5 million in the nine months ended September 30, 2008 from $212.3 million in the nine months ended September 30, 2007. Cost of services as a percentage of services revenues increased to 81.8% in the nine months ended September 30, 2008 from 80.6% in 2007. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

COST OF PRODUCTS

Cost of products increased $3.3 million to $97.2 million in the nine months ended September 30, 2008 from $93.9 million in the nine months ended September 30, 2007. Cost of products as a percentage of products revenue decreased to 69.3% in the nine months ended September 30, 2008 from 71.9% in the nine months ended September 30, 2007. This decrease was primarily attributable to a $2.6 million foreign exchange gain resulting from the strengthening of the U.S. Dollar against the U.K.  Pound Sterling relating to intercompany inventory purchases and an increase in sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $4.2 million to $56.1 million in the nine months ended September 30, 2008 from $51.9 million in the nine months ended September 30, 2007. Operating expenses as a percentage of revenues increased to 13.5% in the nine months ended September 30, 2008 from 13.2% in the nine months ended September 30, 2007. This increase was primarily attributable to annual increases in salary and payroll, a $1.2 million foreign exchange loss resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling and the Euro offset by increased cost controls.

OPERATING INCOME

Operating income of our reportable segments for the nine months ended September 30, 2008 and 2007, was as follows:

	For the Nine Months Ended September 30,		% Change
Operating income:	2008	2007
Spa Operations Segment	$27,382,000	$30,574,000	(10.4%)
Products Segment	3,984,000	4,642,000	(14.2%)
Schools Segment	2,543,000	1,761,000	44.4%
Other	3,366,000	(1,057,000)	N/A
Total	$37,275,000	$35,920,000	3.8%

The decrease in operating income in the Spa Operations segment was primarily attributable to more services performed with lower retail revenue attachment. The decrease in operating income in the Products segment was primarily attributable to an increase in costs incurred in connection with our retail sales activities expansion. The increase in the operating income in the Schools segment was attributable to increased enrollments, increased student populations and the purchase of CCMT. The increase in Other is primarily attributable to the gain resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling and the Euro.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $1.0 million to income of $0.1 million in the nine months ended September 30, 2008 from income of $1.1 million in the nine months ended September 30, 2007. This decrease was primarily attributable to a reduction in interest income due to lower average cash balances.

PROVISION FOR INCOME TAXES

Provision for income taxes was $3.3 million in the nine months ended September 30, 2008 and 2007, respectively. Provision for income taxes overall effective rate was 8.9% in both the nine months ended September 30, 2008 and September 30, 2007, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2008, net cash provided by operating activities was approximately $55.4 million compared with $42.4 million for the nine months ended September 30, 2007. This increase was attributable to changes in working capital items.

During the nine months ended September 30, 2008, cash used in investing activities was $8.0 million compared with $14.7 million for the nine months ended September 30, 2007. The decrease was primarily attributable to our incurring less capital expenditures to build out resort spa facilities during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was partially offset by the expenditures incurred in connection with the acquisition of CCMT.

During the nine months ended September 30, 2008, cash used in financing activities was $50.5 million compared with $44.6 million for the nine months ended September 30, 2007. This increase in cash used in financing activities was primarily attributable to increased payments on our revolving line of credit offset by a $3.8 million reduction in the purchase of treasury shares during the nine months ended September 30, 2008.

We had working capital of approximately $38.8 million at September 30, 2008, compared to working capital of approximately $40.3 million at December 31, 2007.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their underperformance. The remaining day spa from that group is located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $0.8 million as of September 30, 2008 under these assigned leases to the extent the assignees fail to make their rental payments.

In July 2007, our board of directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions under our previously approved share repurchase plan. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of commons shares can be purchased and terminated the prior plan. During the nine months ended September 30, 2008, we purchased approximately 1,250,000 shares for approximately $44.7 million. During the nine months ended September 30, 2007, we purchased approximately 1,115,000 shares for approximately $48.5 million. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan in the future.

On August 4, 2008, we completed the acquisition of the assets of CCMT, which operated a post-secondary massage therapy school with three campuses located in Connecticut. Those schools offer similar massage programs to those offered by the massage and beauty schools we currently operate. The purchase price for the assets of CCMT was $4.3 million. While the acquisition transaction for those schools has been closed, post closing review by the DOE (the CCMT schools, like the schools we currently operate are eligible to receive Title IV student loan funding) and other educational agencies remains pending. We funded this acquisition with our cash on hand and working capital.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of  $45 million and a revolving credit facility of up to $10 million. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Effective June 28, 2007, we entered into a second amended agreement which extended the maturity date of the revolving facility by three years to July 2, 2010. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. During the three months ended March 31, 2008, we borrowed $15.0 million under the revolving facility to purchase treasury shares and repay prior borrowings. The $15.0 million was repaid during the three months ended June 30, 2008. As of September 30, 2008 there was $30.0 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2008, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement. As of September 30, 2008, the interest rate was 4.1%.

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

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

    the current economic weakness in North America and elsewhere that has effected the number of customers on cruise ships and at resorts and that could otherwise reduce consumer demand for our products and services;

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

    the continuing effect on the travel and leisure segment of the international political climate, terrorist attacks and armed hostilities in various regions in recent years and the threat of future terrorist attacks and armed hostilities;

    increased fuel costs contributing to the current economic weakness and increasing our costs of product delivery and employee travel expenses;

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

    foreign currency exchange rate risk;

    the risk that we will be unable to successfully integrate operations that we may acquire in the future with our then existing businesses;

    the risk that announced retail rollouts of our product sales at specified venues will not occur;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we had a revolving line of credit in place, though we had no outstanding borrowings under that credit facility or otherwise. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% change in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of September 30, 2008 would change the Company's results of operations by approximately $1.8 million.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There has been no change over internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes during the first, second and third quarters of 2008 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2008:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2008 through July 31, 2008	--	$--	--	$85,114,250
August 1, 2008 through August 31, 2008	449,175	36.70	448,293	68,663,947
September 1, 2008 through September 30, 2008	154,555	36.88	154,555	62,963,205
Total	603,730	$36.74	602,848	$62,963,205

(1) As of February 27, 2008, the existing repurchase plan, which authorized the repurchase of a specified number of shares, was replaced with a plan that authorizes the purchase of up to $100 million of the Company's common shares in the open market or other transactions.

During the three months ended September 30, 2008, in connection with employee-related transactions outside of our share repurchase program, 882 shares were surrendered by our employees in connection with the vesting of restricted shares. We used those surrendered shares to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

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

Dated: November 7, 2008

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