Form 10-K
period 2008-12-31
STEINER LEISURE LTD
filed 2009-03-02
CIK 1018946

6:

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to__________

Commission File Number: 0-28972

STEINER LEISURE LIMITED
(Exact name of registrant as specified in its charter)

Commonwealth of The Bahamas (State or other jurisdiction of incorporation or organization)	98-0164731 (IRS Employer Identification No.)
Suite 104A, Saffrey Square P.O. Box N-9306 Nassau, The Bahamas (Address of principal executive offices)	Not Applicable (Zip code)

Registrant's telephone number, including area code: (242) 356-0006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value (U.S.) $.01 per share	The Nasdaq Global Select Market

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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

       The aggregate market value of the registrant's common shares held by non-affiliates was approximately $426,237,260 as of June 30, 2008, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2008, which is the last business day of the registrant's most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

       As of February 11, 2009, the registrant had 14,514,260 common shares issued and outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days after registrant's fiscal year end of December 31, 2008, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited ("Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries) is a worldwide provider of spa services and products. In our facilities on cruise ships and at resort and hotel spas (referred to collectively herein as "resort spas") and two day spas we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities, and through third party retail outlets and other channels, and operate post-secondary schools offering massage therapy and related courses. The cruise ships and resorts we serve include those of Carnival Cruise Lines, Celebrity Cruises, Crystal Cruises, Harrah's Entertainment, Hilton Hotels, Holland America Line, InterContinental Hotels and Resorts, Kerzner International, Loews Hotels, Marriott Hotels, Nikko Hotels, Norwegian Cruise Lines, Planet Hollywood, Princess Cruises, Ritz-Carlton, Royal Caribbean Cruises, Seabourn Cruise Line, Sofitel Luxury Hotels, Starwood Hotels and Resorts and Westin Hotels and Resorts. As of February 11, 2009, we served 130 cruise ships representing 18 cruise lines, and operated 50 resort spas and two day spas. Our maritime services generally are provided under agreements with cruise lines with terms ranging in duration from one to six years. Our resort spa services are provided under agreements with resort operators and other lessors and have terms ranging, typically, from three to 15 years (including the terms of renewals available at our option).

As described in more detail below, the current economic slowdown affecting various regions worldwide has had an adverse effect on the cruise and resort industries as well as on our business.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 11, 2009, 99 of the 130 ships we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $63,528 in 2008 and $63,921 in 2007, as compared to average weekly revenues of $15,115 in 2008 and $16,519 in 2007 for the other ships we served. Our services include massages, facials, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and teeth whitening, as well as a variety of other specialized beauty and body treatments, acupuncture (on almost half of the ships we serve) and medi-spa services (BOTOX® Cosmetic, Restylane®, and Perlane® treatments) (on a few of the ships we serve). Our range of services is designed to capitalize on the significant consumer interest in health awareness, personal care and fitness.

We also provide, primarily through Mandara® Spa, our premier luxury resort spa brand, spa services similar to those we provide on cruise ships at 50 resort hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations and at our Elemis® luxury day spas in Coral Gables, Florida and London, England.

We develop and sell a variety of high quality beauty products under our Elemis and La Therapie™ trademarks. The raw materials for these products are produced for us by a premier European manufacturer. We also sell products of third parties, including a variety of products under the Steiner® and Mandara names. In addition, we sell Elemis products at a number of locations of several well known department store chains in the United States, England, Scotland, Ireland and other countries. Also, beginning in 2007, we began selling our products at the Bergdorf Goodman department store in New York City. These products include beauty preparations such as lotions aimed at reducing the appearance of aging on skin, aromatherapy oils, cleansers and creams and other facial and skin care preparations, hair care products, moisturizers and lotions, and nail care products. We package and private label a broad range of products. We sell our products on board the ships we serve, at our resort spas and day spas, through department stores and third party retail outlets and distributors, as well as through salons, mail order and our web sites, including www.timetospa.com and www.elemis.com.

During 2008, services accounted for approximately 67% of our revenues and products accounted for approximately 33% of our revenues.

We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.

See Note 14, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, income from operations, depreciation and amortization, capital expenditures and identifiable assets for our Spa Operations, Schools and Products operating segments for 2008, 2007 and 2006.

See also Note 15, "Geographic Information," in the accompanying Consolidated Financial Statements for financial information regarding geographic areas.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 40 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. We serve ships in all of these segments.

According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 7.99 million in 2003 to a CLIA-estimated 10.10 million in 2008. While that represents a compound annual growth rate of approximately 6.7%, there was a decline in passenger volume on North American Cruises from 2007 to 2008, reflecting the economic slowdown and related adverse financial conditions in North America and other regions. To the extent the economic slowdown continues, declines in passenger volume on North American Cruises also could continue, which would adversely affect our business. As of February 11, 2009, approximately 106 of the 130 ships we served offered North American Cruises.

A 2008 study conducted by CLIA indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. In that study, "being pampered" was among the highest rated advantages that cruise vacations offer compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

CLIA also conducted a survey of travel agents in January 2009, which indicated that consumers express greater interest in, and perceive cruises as a better value than, all other types of vacations.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 11, 2009, 99 of the ships we served offered large spa facilities. Five of the seven new ships scheduled to be introduced during the remainder of 2009 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 11, 2009, we provide our services and products to 18 cruise lines representing a total of 130 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara, Elemis and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 11, 2009 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served	Cruise Line	Number of Ships Served

Azamara (1)	2	Norwegian (4)	11
Carnival (2)	22	Oceania	3
Celebrity (1)	8	P&O Australia (2)	2
Costa (2)	12	P&O European Ferries (2)	1
Crystal	2	Princess (2)	17
Disney	2	Royal Caribbean (1)	20
Holland America (2)	14	Seabourn (2)	3
Ibero (2)(3)	2	Silversea	5
MSC (3)	1	Windstar (2)(3)(5)	3
		Total	130

_____________________

  Azamara is owned by Celebrity, which, in turn, is owned by Royal Caribbean. One of the Celebrity ships is scheduled to go out of service in March 2009.

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Costa, Holland America, P&O Australia, P&O European Ferries, Princess and Seabourn and, until April 2007, also owned Windstar. Carnival Corporation also owns 50% of Ibero. One of the Carnival ships is scheduled to be transferred in November 2009 to a cruise line that we will not be serving. We are scheduled to cease serving one of the Ibero ships in March 2009 and the other in April 2009.

  As of February 11, 2009, we served these ships without a written agreement.
  One of these ships is anticipated to go out of service in October 2009.
  We will cease serving these ships in April 2009.

Each of Carnival, Celebrity, Royal Caribbean, Seabourn and Silversea is scheduled to introduce a new ship into service in 2009, and Costa is scheduled to introduce two new ships into service in 2009. We expect to perform services on all seven of these ships, six of which are currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2008, 2007 and 2006, respectively: Carnival (including Carnival, Costa, Cunard (which we served until November 2008), Holland America, Ibero, P&O Australia, P&O European Ferries, Princess and Seabourn cruise lines, but excluding, for 2008 and 2007, Windstar, which was sold by Carnival in April 2007): 33.3%, 33.4%, and 33.7%, and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 19.6%, 20.0% and 20.8%. These companies (excluding Windstar), combined, accounted for 103 of the 130 ships served by us as of February 11, 2009. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately three years as of February 11, 2009. As of February 11, 2009, cruise line agreements that expire within one year covered 27 of the 130 ships served by us. These 27 ships accounted for approximately 11.1% of our revenue in 2008. We typically are able to begin negotiations to renew agreements approximately six months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2009, agreements for two ships provided for termination for any reason by the cruise line on 90 days' notice and we served six ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2008, these payments are required by cruise line agreements covering a total of 24 ships served by us. As of December 31, 2008, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $41.6 million in 2009, $43.1 million in 2010, $29.0 million in 2011, $17.6 million in 2012, $3.6 million in 2013 and $3.6 million thereafter. These amounts could increase under new or renewed agreements.

Overview of Resort Spas Business

We offer spa services on land at resorts principally in the United States, the Caribbean, Asia and the Pacific.

As of February 11, 2009, we provided spa services at resorts in the following locations:

COUNTRY	NUMBER OF RESORT SPAS
United States (1)	13
Malaysia	10
Indonesia	5
Guam	5
Maldives	3
Mexico (2)	3
Bahamas	2
Fiji	2
Palau	2
Aruba	1
Bahrain (3)	1
Dubai	1
Japan	1
Mauritius	1
Total (4)	50

_____________________

    Including Puerto Rico

    We provide limited services at two of these resorts.

    We provide limited services at this resort.

    From January 1, 2008 through February 11, 2009, we ceased operating (i) two resort spas upon expiration of our agreements with the resorts in question and (ii) four resort spas for other reasons.

The resort spas we operate range in size from 625 square feet to 30,000 square feet.

From January 1, 2008 through February 11, 2009, our resort spa operations included the following activities with respect to new facilities:

    In April 2008, we entered into an agreement to operate a luxury spa facility at the Ayodya Resort Bali. We funded the build-out of, and began operating, this luxury spa in October 2008.

    In April 2008, we entered into an agreement to fund the build-out of, and to operate, a new luxury spa facility at the Club Med Bali in Bali, Indonesia, that would replace the existing spa that had been operated by us at that location. We began operating this luxury spa in December, 2008.

    In July 2008, we began operating a luxury spa facility at the new Grand Mauritian Resort and Spa in Mauritius.

    In November 2008, we entered into an agreement to operate a luxury spa at the Lotte Hotel in Moscow, Russia. This luxury spa is anticipated to open in February 2010.

    In December 2008, we entered into an agreement to contribute to the build-out of, and to operate, a new luxury spa facility at the Mauna Kea Beach Hotel in Hawaii. This luxury spa is anticipated to open in March 2009.

In addition, we license the "Mandara" mark to Minor International PCL, a Thailand-based hotel operator, which operates six "Mandara" resort spas in Thailand, three "Mandara" resort spas in China and one "Mandara" resort spa in each of Vietnam, India and Egypt. We also license "The Greenhouse" mark to the operator of the "Greenhouse" destination spa near Dallas, Texas.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our resort spas generally require rent based on a percentage of our revenues. In addition, for some of our resort spas, we are required to pay a minimum annual rental amount regardless of whether such amount would be required to be paid under the percentage rent arrangement. In connection with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Planet Hollywood Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Loews Miami Beach Hotel, the Mohegan Sun Resort, the Wyndham Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel and at certain other resorts, in order to obtain the agreements for these premises, we agreed to build out the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $15.6 million. We believe that in order to procure agreements for certain spas at resorts in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those resorts. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of resort spa facilities. The terms of the agreements for our resort spas range, typically, from three to 15 years (including the terms of renewals available at our option).

Similar to some of our cruise line agreements, certain of our resort spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2008, we had guaranteed total minimum payments to resorts of approximately: $3.3 million in 2009, $3.2 million in 2010, $2.8 million in 2011, $1.8 million in 2012, $1.4 million in 2013, and $4.4 million in total thereafter.

Massage and Beauty Schools

We operate post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 17 campuses in a total of nine states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty and skin care. In April 2000, we acquired two post-secondary massage therapy schools (comprised of five campuses, including two which were subsequently closed), located in Maryland, Pennsylvania and Virginia. In April 2006, we acquired the assets of the Utah College of Massage Therapy, Inc. ("UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. The purchase price for the assets of UCMT was $28.0 million in cash, less cash on hand acquired. In August 2008, we acquired the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT"), which operated a post-secondary massage therapy school with a total of three campuses in Connecticut. The purchase price for the assets of CCMT was approximately $4.3 million in cash.

As of February 11, 2009, there were a total of 4,078 students attending our schools.

Certain information with respect to our schools is set forth below.

School (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSCT/COMTA
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSCT/COMTA
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSCT/COMTA
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS	ACCSCT/COMTA
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC	-	ACCSCT/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSCT/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC	-	ACCSCT/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET/COMTA
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT	-	ACCET/COMTA
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET/COMTA
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT	-	ACCET/COMTA
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT	-	ACCET/COMTA
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET/COMTA
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET/COMTA
CCMT	Groton, CT	ccmt.edu	2003	2008	MT	-	COMTA
CCMT	Newington, CT	ccmt.edu	1980	2008	MT	-	COMTA
CCMT	Westport, CT	ccmt.edu	1992	2008	MT	-	COMTA

(1)
CCMT - Connecticut Center for Massage Therapy
FCNH - Florida College of Natural Health
BSM - Baltimore School of Massage
VSM - Virginia School of Massage
UCMT - Utah College of Massage Therapy
NSMT - Nevada School of Massage Therapy (branch of UCMT)
ASMT - Arizona School of Massage Therapy (branch of UCMT)
DSMT - Denver School of Massage Therapy (branch of UCMT)

(2)
AS - Associate of Science Degree
MT - Massage Therapy-Related Courses
SC - Skin Care-Related Courses

(3)
ACCSCT - Accrediting Commission of Career Schools and Colleges of Technology (institutional accreditation)
COMTA - Commission on Massage Therapy Accreditation (institutional accreditation at CCMT only; programmatic accreditation at other schools)
ACCET - Accrediting Council for Continuing Education and Training (institutional accreditation)

We seek to attract highly motivated, career-oriented students with both the desire and ability to complete their programs of choice. Our schools engage in a broad variety of marketing activities to promote interest among potential students. Each of our campuses has an admissions office responsible for identifying individuals interested in enrolling at the campuses. Admissions representatives serve as the primary contacts for prospective students, providing information to help them make an informed enrollment decision and to assist them with the completion of the enrollment process.

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

Graduates of our schools have the training to be employed in our spas and a few of these graduates have, in fact, become employed by us. They also have the potential to assist us in creating new channels for distribution of our products.

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

Utilize Experienced and Empowered Management. Our operations are supervised at the facility level by experienced managers who implement our philosophy of customer care. Our facility managers are selected based on performance as staff members or appropriate industry experience and receive specialized management training. Managers are granted substantial authority to make day-to-day decisions regarding operations, including those actions necessary to maximize revenues of the facility they manage. Our managers are responsible for efficient scheduling of personnel, inventory management, supervision of sales and marketing, maintenance of required discipline and communication with our senior management. Our facility managers are supported by teams of land-based supervisory personnel in the areas of quality assurance, training and operations, among others.

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

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our shipboard and land-based spa personnel individually inform our guests as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups and other events at the resorts and on board the ships we serve. In addition, we communicate with our current customer base through email, newsletters and other direct marketing. We also seek to expand our customer base through Internet sales, online advertising, public relations activities and communications through various advertising media.

In recent years we have sold certain of our products to be used by cruise lines and hotels for in-cabin, or in-room, amenities give-aways. Also, in 2007, we began operating spas at the British Airways terminals at Heathrow Airport, near London, and at John F. Kennedy International Airport in New York, where services are provided to British Airways first class, Club World (business class) and Gold Executive Club passengers on a complimentary basis. In addition, since 2007, in order to promote the brand, we have provided Elemis amenities in the Club World cabins of British Airways' long-haul flights. We now sell our products through the British Airways catalogue and via duty free sales offerings on British Airways aircraft. We believe these activities will continue to assist us in the marketing of our products.

To generate interest among potential students for our schools, we engage a broad range of marketing media, including the Internet, direct mail and print and broadcast outlets, as well as seeking referrals.

Maintain Close Relationships with the Cruise Lines. We have developed strong relationships with the cruise lines we serve as a result of the quality of our services and our staff, which has helped to generate significant revenues for the cruise lines and a high level of customer satisfaction with our services. These relationships are important to our future growth and we believe that our prior positive performance has assisted us in obtaining renewals of almost all of our cruise line agreements that have expired since 1990.

Develop Recognizable Brands. We believe we have developed positive name recognition with "Mandara," "Elemis" and "The Greenhouse" for resort spas, day spas, and shipboard spas, and "Elemis" and "La Therapie" for high quality beauty products. We believe that the resort spas, day spas and schools we operate also have positive brand name recognition. In addition, we have helped, and seek to continue to help, develop and promote customized brands and signature treatments and services for the cruise lines and resort operators we serve. We believe that by creating these brands, treatments and services for cruise lines and resorts, we can not only better promote our services and products, but also strengthen our relationships with those entities.

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

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Resort Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 11, 2009, we commenced serving 97 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our resort spas could help our growth by encouraging the operators of those resorts to have us provide services at new resorts that they may open or acquire in the future.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 15% from 2002 through 2008. Our products are sold primarily to our spa guests and through third party, land-based retail and other channels. Our products also are offered by mail order through Internet web sites, including our sites www.timetospa.com and www.elemis.com, and by telephone. We have increased our retail product sales through enhanced training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order and Internet-based customers. In addition, in recent years, we have been selling Elemis products at an increasing number of locations of several well known department store chains in the United States, England, Scotland, Ireland and other countries, as well as at the Bergdorf Goodman department store in New York City. We intend to seek additional department store venues for our Elemis products, although we cannot assure you that we will be successful in securing additional venues.

We believe that there is an opportunity to increase our retail product sales from the growth in our customer base resulting from our shipboard and land-based spa operations as well as through other distribution channels, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Resort Spa Opportunities. Many of the resorts we currently serve are well known and highly regarded. We believe that our successful affiliation with those resorts, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other resort operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time and the current economic slowdown may limit the number of resorts seeking to operate spas or otherwise limit opportunities for us to operate land-based spas.

Consider Strategic Transactions. We will consider strategic acquisitions of businesses which are compatible with our operations and also will consider strategic alliances or other strategic transactions that management believes would be beneficial to us.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We have often assisted cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and in increased revenues to us and the cruise lines. Through the remainder of 2009, we are scheduled to begin serving five new ships with large spa facilities.

Adding New Services and Products. We continually introduce new body and facial services and products. Among other things, in recent years, we have introduced Elemis products intended to reduce the appearance of aging on skin, an Elemis "Time for Men" product range, shipboard men's barber and grooming services, our teen spa program, teeth whitening, medi-spa services (BOTOX Cosmetic, Restylane, and Perlane treatments) and acupuncture. In 2007, we introduced our "Jou" line of Asian-sourced herbal dietary supplements, which we offer on board many of the ships we serve, as well as at one of our day spas.

Our Spa Services

Our goal is to provide our guests with a therapeutic and indulgent experience in an atmosphere of individualized attention. We provide a broad range of high quality personal services. The treatment techniques we use include those developed by us in response to the needs and requests of our guests. Our pricing is based on the nature of the services and the location of the facility where they are performed. Our services include the following:

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps and aromatherapy and hydrotherapy treatments. We also offer acupuncture at approximately half of our shipboard spas and medi-spa services (BOTOX Cosmetic, Restylane, and Perlane treatments) at a few of our shipboard spas. On ships, the number of private treatment rooms available for these services ranges from one to 24, depending on the size of the ship. The number of our staff providing these services on a ship ranges from one to 35. At our resort spas the number of treatment rooms varies from two to 40 and the number of our spa employees varies from two to approximately 200.

Beauty and Hair. At all of our facilities we offer a broad variety of beauty treatments. At all of our shipboard spas and certain of our resort spas we operate hair styling salons which provide services to women, men and teenagers and facilities for nail and beauty treatments. Steiner Leisure's facilities offer from one to 12 hair styling stations, as well as stations for manicures and pedicures. We staff each facility with one to 35 employees performing hair, nail and beauty services. We also offer barber services for men, including dedicated "barber shops" on six ships and at one of our land-based spas.

Shipboard Spas. Cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 11, 2009, 99 of the ships we served had large spa facilities. We expect to serve an additional five new ships with large spa facilities that are anticipated to begin service later in 2009. These spas provide enlarged fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2008, our average weekly revenues on ships with large spas were approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 11, 2009, we operated fitness facilities on 124 of the ships we serve and at 11 of our resort spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, we provide from one to three fitness instructors, depending on ship size. At certain of our resort spas we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our resort spas.

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

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our resort spas and day spas generally operate for similar numbers of hours, though opening and closing times vary.

Products

We sell high quality personal care products for men and women. We sell our products worldwide on board the ships we serve, at our resort spas and day spas, through department stores and other third party retail outlets and distributors, as well as through salons, mail order and our websites, including www.timetospa.com and www.elemis.com.

Among other things, in recent years, we began selling our premium quality Elemis products in dedicated areas in the cosmetics sections of an increasing number of locations of several well known department store chains in the United States, England, Scotland, Ireland and other countries, as well as at the Bergdorf Goodman department store in New York City. We intend to seek additional department store venues for our Elemis products, although we cannot assure you that we will be successful in opening additional venues.

We also sell products through mail order and our web sites at www.timetospa.com and www.elemis.com. The beauty products offered include aromatherapy oils as well as cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories. Hair care products offered include shampoos, conditioners and related products. Most of the products sold by us are from our Elemis and La Therapie product lines and the private label (i.e. manufactured by other parties) "Steiner" hair care line. Steiner Leisure sells a variety of Elemis skin care products made primarily from premium quality natural ingredients and a variety of premium quality La Therapie skin care products. Almost all of the raw materials for Elemis and La Therapie products are sourced from a premier European manufacturer. If this manufacturer ceased producing the ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Packaging and initial distribution of our Elemis and La Therapie products are conducted at our facilities in Bridgewater, England. Additional warehousing and distribution operations for our products take place in Ft. Lauderdale, Florida.

We train our spa employees, as well as the students participating in our schools' skin care programs, in the use of our Elemis and La Therapie products.

We also sell products under the Mandara name in connection with our Mandara resort spas and sell the products of third parties, including private label "Steiner" products.

We believe that having our products featured at our luxury spas at sea and on land has assisted us in securing other distribution channels for our products.

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

Each shipboard employment candidate must complete a rigorous training program at our facilities near London, England. We can train up to approximately 180 employees at a time, in various courses and stages of training, at these facilities. We also have satellite training centers in South Africa and Australia for applicants from those countries to attain the same training as provided at our U.K. training facilities. The training course for shipboard service personnel is typically conducted over a period of two to six weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care and the unique requirements of our respective cruise line customers. All of our employees who perform spa services also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. Our employees are educated with respect to all of our services and products to enable them to cross-market our services and products. We also train candidates to manage our spas. This training covers, among other things, maximization of revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line and resort personnel.

Students trained at our United States massage and beauty schools may be employed by us at our resort spas and day spas, as well as on cruise ships we serve.

Marketing and Promotion

We promote our services and products to cruise passengers and resort guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our facilities, and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures describing our services and products to cruise passenger cabins and from public areas and resort guestrooms at the resorts where we operate. As part of our marketing efforts, we provide incentives to our employees to maximize sales of our services and products. Among other things, we instruct our employees in cross-promotion strategies intended to familiarize our customers with services and products of ours other than those included in their treatments and/or originally requested for purchase. We believe that such cross-promotion activities often result in our customers purchasing services and/or products in addition to those they initially contemplated buying. In addition, we engage in cross-promotion activities with other ship concessionaires. We also maintain a dedicated sales desk to facilitate pre-cruise spa booking and disseminate spa information for charters and other groups of cruise passengers.

We market our resort spas through various channels at the resorts we serve. These channels include video messages, displays and advertisements in guestrooms and guest service directories, referrals from resort guest contact personnel, distribution of marketing materials through guest contact channels, advance sales to group meeting planners and attendees, signage, lobby displays, resort newsletters and resort web sites. In addition, employees cross-market other services and products offered by us to their guests. We also market our resort spas and day spas through public relations activities aimed at television and other media coverage and through local radio advertising. We communicate promotions and promotional events through our www.timetospa.com and www.elemis.com web sites. We also offer gift certificates and other pre-use purchases.

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

We also believe that the complimentary provision of our services and Elemis products to a targeted group of British Airways travelers will expose our Elemis product line and spa services to upscale consumers, many of whom may otherwise not be familiar with our products.

We believe prospective students are attracted to our schools due to their reputations and program offerings. To generate interest among potential students, we engage in a broad range of marketing techniques that are targeted to our local markets. Direct response marketing techniques include Internet marketing, direct mail and print and broadcast outlets. In addition, among other sources, we obtain referrals from our graduates and students.

We continually monitor the results of our marketing efforts and adjust our strategies in order to attempt to use our marketing resources in a cost-effective manner.

Competition

We are a worldwide provider of spa services. Both our shipboard and land-based services and products face competition.

On cruise ships we compete with providers of services and products similar to ours seeking agreements with cruise lines and with passenger activity alternatives that compete with us for passenger dollars. These activity alternatives include gambling casinos, bars and a variety of shops and are found on almost all of the ships served by us. An increasing number of those shops offer beauty products that compete with those we sell on cruise ships. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping and cruise line-sponsored shore excursions, as well as other activities that compete with us for passenger dollars. One of our cruise line customers has, in the past, provided shipboard services and products similar to those we provide with its own personnel on two of its ships. Another cruise line we served until 2008 engaged the services of third party spa services providers on certain of the other ships it operated. One or more additional cruise lines could elect to provide these services and products themselves or through other third party providers in the future. There are currently several other entities offering services to the cruise industry similar to those provided by us, including Harding Brothers, Canyon Ranch and others.

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

The post-secondary education market is highly competitive. Our schools compete with providers of similar education in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition rates than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. A number of our competitors have, in recent years, modified their course offerings to now offer, or are contemplating offering, programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Everest College, Cortiva Institute and Keiser Career College.

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

Seasonality

Our revenues are generated principally from our cruise ship spa operations.  Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally the third quarter and holiday periods result in the highest revenue yields for us. Our product sales are strongest in the fourth quarter as a result of the December holiday shopping period. However, during the third and fourth quarters of 2008, our revenues were lower than those of the first two quarters as a result of the worsening economic condition in the United States and elsewhere. Operating costs do not fluctuate as significantly on a quarterly basis, except for school admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

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

We license "Mandara" for use by luxury resort spas in certain Asian countries and we license "The Greenhouse" mark for use by a luxury destination spa near Dallas, Texas. Registrations for the "Steiner," "Mandara" and "Elemis" trademarks have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in various countries. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending.

From time to time we seek to use new marks to identify our services and products. At times, marks that we have sought to use because we believed they would help promote our business have not been available for our use. We cannot assure you that marks that we may seek to use to grow our business will be available to us in the future.

Regulation

Spa Services and Products.

The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to maritime matters, cruise lines are subject to a variety of U.S. (federal and state) and other national and local and international rules relating to the discharge of pollutants and the content of fuel. Certain environmentally sensitive destinations require cruise lines to obtain permits in order to operate in those waters. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in and additional standards are required to be phased in by 2010 with respect to ship structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry, including with respect to increasing the costs of new ship construction. In addition, many of the cruise ships we serve call on U.S. ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one U.S.-based ship, which is subject to U.S. law) and land-based staff.

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

Schools

Governmental Regulation. Our massage and beauty schools are subject to extensive regulation by federal and state authorities and by accrediting agencies recognized by the DOE. A primary reason for this is that our students participate in financial aid programs administered by governmental authorities. Among others, our operations are subject to the requirements of the HEA and the regulations promulgated thereunder by the DOE. Our schools must satisfy certain criteria in order to participate in various financial assistance programs under Title IV of the HEA. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or other sanctions. Because a majority of our students pay their tuition with financial assistance from these programs, our continued eligibility to participate in these programs is critical to the success of our schools.

The HEA and its implementing regulations also require that an institution's administration of Title IV program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. In addition, the DOE and other regulators may conduct reviews or audits of an institution's compliance with applicable requirements of the HEA, DOE regulations and other applicable laws. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV program funds or violated a provision of the HEA or the DOE's regulations, that institution could be subject to loss of eligibility to participate in the Title IV programs, monetary liabilities with respect to funds determined to have been improperly disbursed, fines or other sanctions.

Other bases for prohibitions or limitations to be imposed on a school's eligibility for participation in HEA financial assistance programs include, among others, student loan default rates over specified limits, failure to comply with general standards of financial responsibility prescribed by the DOE, late student refund payments over specified levels and deriving more than 90% of a school's revenue, as defined under applicable DOE regulations, in any fiscal year from Title IV funding.

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

An institution participating in the Title IV programs must comply with certain measures of financial responsibility under DOE regulations. Among other things, an institution must achieve an acceptable composite score, which is calculated by combining the results of three separate financial ratios. If an institution's composite score is below the minimum requirement, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV programs for up to three years under certain "zone alternative" requirements, including additional monitoring procedures and the heightened cash monitoring or use of the reimbursement method of payment (i.e., the school must cover the costs of a student's enrollment and then seek reimbursement of such costs). If an institution's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV programs and may be subject to zone alternative and other requirements.

In order to operate and award degrees, diplomas and certificates and to participate in the Title IV programs, a campus must be licensed or authorized to offer its programs by the appropriate states and the DOE.

Accreditation. Additionally, each institution must be accredited by an accrediting agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, and the administrative and financial operations of the institution to ensure that each institution has the resources to perform its educational mission. A grant of accreditation is generally viewed as certification that an institution and its programs meet generally accepted academic standards. The DOE relies on the determinations of accrediting agencies as to whether an institution's programs are of sufficient quality for participation in Title IV Programs.

Accrediting agencies conduct regular reviews of the institutions they accredit. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. The institution is then given the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency's concerns are not resolved, it may act to withdraw accreditation from the institution.

Other Regulatory Considerations. The financial aid and assistance programs, in which most of our schools' students participate, are subject to political and budgetary considerations. Accordingly, there is no assurance that such funding will be maintained at current levels. Administration of these programs is periodically reviewed by various regulatory agencies. The failure by our schools to comply with applicable federal, state or accrediting agency requirements could result in the limitation, suspension or termination of their ability to participate in Title IV programs or the loss of the state licensure or accreditation. The loss of, or a significant reduction in, Title IV program funds would have a material adverse effect on our business, results of operations and financial condition because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV program funds.

If we or one of our schools experiences a change of ownership or control under the standards of the DOE, applicable state agencies or accrediting agencies, we would be required to seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of our shares, acquisitions of schools from other owners, significant changes in the composition of a school's board of directors or certain other transactions or events, several of which are beyond our control. The failure of any of our schools to reestablish its DOE certification, state authorization or accreditation following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student aid funding.

Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

All of our schools are eligible for our students to receive federal funding, including loan funds.

Employees

As of February 11, 2009, Steiner Leisure had a total of 4,735 employees. Of that number, 3,461 worked in spa operations, 57 were involved in the recruiting and training of spa personnel, 435 were involved in teaching at our massage and beauty schools, 75 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 707 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with fixed terms, generally of eight months. Depending on the size of the ship and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our resort spas and day spas generally are employed without contracts, on an at-will basis. Our resort spa and day spa therapists are generally paid on a commission basis. Resort spa and day spa managers receive a salary, plus bonuses, if applicable, based on various criteria. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club resorts in the Bahamas becoming subject to a collective bargaining agreement. None of our other employees is covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	66	Chairman of the Board
Leonard I. Fluxman	50	President and Chief Executive Officer and a Director
Robert C. Boehm	54	Executive Vice President and General Counsel
Glenn J. Fusfield	46	Executive Vice President and Chief Operating Officer - Maritime
Sean C. Harrington	42	Managing Director of Elemis Limited
Robert H. Lazar	45	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	45	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	52	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	58	Senior Vice President of Resort Operations of Mandara Spa LLC
Robert Schaverien	44	Managing Director of Steiner Training Limited

Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2001, Mr. Warshaw also served as our Chief Executive Officer. In 1982, Mr. Warshaw joined Steiner Group Limited, a predecessor of ours that operated hair and beauty salons in the United Kingdom, as well as spas on cruise ships, subsequently known, prior to its dissolution, as STGR Limited ("Steiner Group"). He served as the senior officer of the Maritime Division of Steiner Group from 1987 until November 1995. Mr. Warshaw resides in The Bahamas. Mr. Warshaw is the husband of Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of one of our subsidiaries, and the father-in-law of Robert Schaverien.

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

Jeffrey Matthews has served as President and Chief Operating Officer of our Mandara Spa Asia Limited ("Mandara Asia") subsidiary (which we acquired in 2001) since July 2002. From February 2000 through June 2002, he served as Managing Director of Mandara Asia. From June 1998 until February 2000, Mr. Matthews was the Regional General Manager for Mandara Asia. From October 1997 until June 1998, he was the General Manager of Mandara Spa Indonesia. From February 1987 through September 1997, Mr. Matthews held various positions with hotels in Indonesia and Australia.

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

We Depend on Our Agreements with Cruise Lines and Resorts; if These Agreements Terminate, Our Business Would be Harmed

Our revenues are generated principally from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately three years as of February 11, 2009. As of that date, cruise line agreements that expire within one year covered 27 of the 130 ships served by us. These 27 ships accounted for approximately 11.1% of our 2008 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and resorts increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2009, agreements for two ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to six ships, we are operating without written agreements. These eight ships (which are included in the 27 ships referenced above) accounted for approximately 2.6% of our 2008 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our resort spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

We Depend on the Cruise Industry and Their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. The cruise industry is subject to significant risks that could affect our results of operations and financial condition.

Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as resort hotels and sightseeing vacations. Economic changes that reduce disposable income or consumer confidence in the countries from which our cruise line customers source their passengers may affect demand for vacations, including cruise vacations, which are discretionary purchases. The weakened U.S. and other world economies, including the impact on consumers of high fuel costs, particularly through the middle of 2008, and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on cruise and resort vacations and our services and products at those venues. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. This adversely affected our results of operations during 2008 and the continuation of these challenging economic conditions or their worsening could have a material adverse effect on the cruise industry and also could have a material adverse effect on our business, results of operations and financial condition for 2009 and thereafter during any such continuation or worsening.

The economic slowdown and related disruptions to capital and credit markets also could have an adverse effect on the cruise industry by, among other things, limiting the ability of cruise lines to introduce new ships and to refurbish and repair existing ships.

Most of the ships we serve are primarily marketed to North American consumers. According to CLIA, the passenger volume of cruises marketed primarily to North American consumers increased from approximately 7.99 million passengers in 2003 to a CLIA-estimated 10.10 million passengers in 2008. However, based on CLIA's estimate, in 2008, the number of North American cruise passengers declined compared to 2007. Prior to 2008, such passenger volume generally increased each year. In 2009 and future years, particularly in light of the challenging economic environment worldwide, the number of cruise passengers may continue to decline and, accordingly, the cruise industry may not grow or may decrease in size. A significant decrease or a continuing decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

A continuing industry trend reported by CLIA is the growing number of passengers sourced from outside North America. We believe that non-North American passengers spend less on our services and products than North American passengers. Another recent trend is that of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative destinations, a number of which replacements result in cruises producing lower revenues to us than cruises to the prior destinations. The continuation of these trends could materially adversely affect the results of our shipboard spa operations.

Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could materially adversely impact the cruise industry and our results of operations and financial condition. For example, in the summer of 2005, in response to the dislocations caused by Hurricane Katrina in the Gulf Coast of the United States, Carnival Cruise Lines withdrew three ships that we served from service for use in hurricane relief efforts. Hurricane Wilma, in 2005, caused the temporary closing of cruise ports in South Florida and destroyed a cruise pier facility in Cozumel, Mexico. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, cruise ship sinkings, attempted pirate attacks, passenger accidents and disappearances, fatalities from shore excursion activities, a shipboard fire and other incidents have brought adverse publicity to the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our business, results of operations and financial condition.

The cruise lines' capacity has grown in recent years and is expected to continue to grow over the next few years as new ships are introduced. Increased cruise capacity could impact the ability of the cruise lines to attract and retain qualified officers and other crew members. In addition, in other to utilize the new capacity, it is likely that the cruise industry will need to increase its share of the overall vacation market. In order to increase that market share, cruise lines may be required to offer discounted fares to prospective passengers, which would have the potentially adverse effects on us described above.

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

Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service for non-routine maintenance and repairs as a result of damage from an accident or otherwise. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2008, 2007 and 2006, respectively: Carnival (including Carnival, Costa, Cunard (which we served until November 2008), Holland America, P&O Australia, P&O European Ferries, Princess, Seabourn Cruise Lines, but excluding Windstar for 2008 and 2007, as it was sold by Carnival in April 2007): 33.3%, 33.4% and 33.7% and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 19.6%, 20.0% and 20.8%. These companies also accounted for 103 of the 130 ships served by us as of February 11, 2009. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

The Success of Our Resort Spas Depends on the Resort Hotel Industry

Our resort spa operations are conducted at 50 resorts located in a total number of 14 countries and territories. We are dependent on the resort hotel industry for the success of our resort spas. To the extent that consumers do not choose to stay at resorts where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The resort hotel industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the resort hotel industry, including the resorts where we have operations. The current economic slowdown has resulted in reduced hotel and resort occupancy rates, including at many of the resorts where we operate spas. Lower resort occupancy has a direct, adverse effect on the number of resort guests that purchase our spa services and products at those venues. Continuation of lower occupancy rates at the resorts we serve could have a material adverse effect on our business, results of operations and financial condition. The following are other risks related to the resort hotel industry:

  changes in the national, regional and local climate (including major national or international terrorist attacks, armed hostilities or other significant adverse events, local conditions, including an oversupply of hotel properties, or a reduction in demand for hotel rooms);

  the possible loss of funds expended for build-outs of spas at resorts that fail to open, underperform or close due to the economic slowdown;

  the attractiveness of the resorts to consumers and competition from comparable hotels in terms of, among other things, accessibility and cost;

  the outbreaks of illnesses, or the perceived risk of such outbreaks, in locations where we operate resort spas;

  weather conditions, including natural disasters such as earthquakes, hurricanes, tsunamis and floods;

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

  reductions in resort occupancy during major renovations or as a result of damage or other causes;

  the maintenance of the resorts we serve and changes in popular travel patterns;

  changes in guest demographics at the resorts we serve;

  acquisition by resort chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers; and

  elimination of, or reduction in, airline service to locations where we operate resort spas, which would result in fewer guests at those resorts.

We Depend on Our Third Party Product Distribution Channels

We sell our products through a variety of third party channels. Factors that adversely impact our distribution channels' businesses also may have an adverse effect on our business, results of operations and financial condition. These factors may include, among others, the following:

  credit risks associated with the financial condition of our product distributors and retail channels;

  the effects of consolidation or weakness in the retail industry, including the closure of stores; and

  inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment to cosmetics.

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world, including geographic regions that, from time to time, experience political and civil unrest and armed hostilities. In recent years, cruise ships, including those we serve, have experienced attempted pirate attacks off the coast of Africa. In addition, our resort spa operations in Asia have been adversely affected by the terrorist bombings in Bali, Indonesia in October 2002 and October 2005, the hotel bombing in Jakarta, Indonesia in August 2003 and the 2006 coup in the Fiji Islands. In 2007, there was a terrorist attack in the Maldives, where we operate several resort spas. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or resort vacations. Weaker cruise industry and resort performance could have a material adverse effect on our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Resort Operators

We are obligated to make minimum annual payments to certain cruise lines and resort operators regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2008, these payments are required by cruise line agreements covering a total of 24 ships served by us and by 16 of the agreements for our resort spas.

As of December 31, 2008, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $41.6 million in 2009, $43.1 million in 2010, $29.0 million in 2011, $17.6 million in 2012, $3.6 million in 2013 and $3.6 million thereafter. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. In general, we have experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2008, we guaranteed total minimum payments to resorts of approximately: $3.3 million in 2009, $3.2 million in 2010, $2.8 million in 2011, $1.8 million in 2012, $1.4 million in 2013 and $4.4 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Resorts We Serve

Our revenues from our shipboard guests and guests at our resort spas can only be generated if the ships and resorts we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, one of the resorts where we operate a luxury spa filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. However, we cannot assure you of the continued viability of any of the resorts (including our ability to protect our investments in build-outs of resort spa facilities) or cruise lines that we serve, particularly in light of the current challenging economic environment in the United States and many other countries. To the extent that cruise lines or resorts we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially adversely affected.

The Economic Slowdown has Adversely Affected Our Receivables Collection

The economic slowdown has resulted in our receivables being collected on a less timely basis than prior to the commencement of these challenging economic conditions. The continuation or worsening of the economic slowdown could result in our receivables being subject to an even longer period of collection or, in some cases, becoming uncollectible.

Delays in New Ship Introductions Could Slow our Growth

Our growth depends, in part, on our serving new cruise ships brought into service. A number of cruise lines we serve have experienced in the past, and could experience in the future, delays in bringing new ships into service. In addition, there is a limited number of shipyards in the world capable of constructing large cruise ships in accordance with the standards of major cruise lines. This also may contribute to delays in new ship construction. Such delays could slow our growth and have a material adverse effect on our business and results of operations.

High Fuel Costs Could Adversely Impact our Shipboard Financial Results

In addition to the adverse effects on consumers of high fuel costs, as described above, higher fuel costs during 2008 adversely affected us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large of number of flights for these employees each year. Because of higher fuel costs during 2008, airfares, including those applicable to the transportation of our employees, were increased by the airlines we utilized. Increased transportation costs associated with increased fuel costs also add to our costs of delivery of our products to the ships we serve and other destinations. Because the cost of fuel decreased in the second half of 2008, fuel surcharges have been rolled back. However, if fuel prices increase significantly again, airfares may correspondingly increase. For reasons described in the preceding sentences, extended periods of increased airfares could have a material adverse effect on the results of operations of our shipboard spa business.

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

Our continued success also is dependent on our ability to recruit and retain personnel qualified to perform our spa services. Shipboard employees typically are employed pursuant to agreements with terms of eight months. Our resort spa and day spa employees generally are employed without contracts, on an at-will basis. Other providers of shipboard spa services have been competing with us for shipboard personnel. We also compete with spas and other employers for our shipboard and land-based spa personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite training and skills necessary for conducting our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products could have a material adverse effect on our business, results of operations and financial condition. In addition, in the aftermath of the terrorist attacks of September 11, 2001, the immigration approval process in the United States proceeds at a slower pace than previously had been the case. Since many of our shipboard employees are not U.S. citizens, this slower pace could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club resorts in the Bahamas becoming subject to a collective bargaining agreement. While no groups of employees at any of our other operations have commenced similar organizational activities, we cannot guarantee that workers at other locations where we have operations will remain non-unionized. Collective bargaining agreements would require us to negotiate wages, salaries, benefits and other terms with one or more groups of our employees collectively, through a union representative, and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

In addition, the various jurisdictions where we operate our spas have their own licensing or similar requirements applicable to our employees, which could affect our ability to open new spas on a timely basis or adequately staff existing spas. The ship we serve that is U.S.-based also is subject to U.S. labor law requirements that can result in delays in obtaining adequate staffing.

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

We Depend on Our Distribution Facilities

We operate two distribution facilities, one of which is located in the United Kingdom and the other in the United States. The majority of our inventory is housed in these distribution facilities. Our U.S. facility is located in Florida, where destructive hurricanes often occur, resulting in damage to businesses or the closing of businesses for, sometimes, extended periods of time. While we have insurance to cover losses to our products, if our inventory stored at these facilities suffered any loss or damage due to fire, adverse weather or other hazard, our business could be materially adversely affected as a result of such loss or damage due to any resulting inability of ours to timely fulfill our product delivery commitments.

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

Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas or other income tax, except as set forth below. Our United States subsidiaries are subject to U.S. income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, would be subject to a 30% U.S. withholding tax. Other than as described below, we believe that none of the income generated by our non-U.S. subsidiaries will be effectively connected with the conduct of a trade or business in the United States and, accordingly, that such income will not be subject to United States federal income tax.

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation also can be subject to a branch profits tax of 30% imposed on its after-tax earnings that are so effectively connected.

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

Under United States Internal Revenue Service ("IRS") regulations, which were effective January 1, 2007, all or a portion of Steiner Transocean's income could be subject to U.S. federal income tax at a rate of up to 35%:

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

If Steiner Transocean is subject to United States federal income tax (at a rate of up to 35%) on its United States source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States, it also would be subject to a branch profits tax of 30% imposed on its after-tax earnings withdrawn, or considered to be withdrawn, from its United States business.

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

Some of our United Kingdom, Bahamas and United States subsidiaries provide goods and/or services to us and certain of our other subsidiaries. The United Kingdom Inland Revenue, or United States Internal Revenue Service authorities may assert that some or all of these transactions do not contain arm's length terms. In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the U.K. or U.S. tax on us. This reallocation also could result in the imposition of interest and penalties.

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In 2008, our effective income tax rate was 8.9%. See Note 9 in the accompanying Consolidated Financial Statements. Our land-based operations have significantly increased, including as a result of the acquisition of UCMT in 2006 and CCMT in 2008, and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities), which would result in an increase in the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to tax. In addition, such amount of income subject to tax will continue to increase to the extent our land-based income continues to increase relative to our shipboard income.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars, and cruise ships are increasingly offering itineraries providing for greater numbers of port days. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. One cruise line we formerly served has engaged the services of third party spa providers for two of its ships. Additional cruise lines could take similar actions in the future. In addition, there are several other entities offering services in the cruise industry similar to those provided by us and we cannot assure you that we will be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

Many of the resorts that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of these resorts also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our resort spas also compete with other spas in their vicinities, as well as with other beauty, relaxation or other therapeutic alternatives. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide in our respective markets. In addition, we also compete with spas and beauty salons owned or operated by companies that have offered land-based spa services longer than we have, some of which enjoy greater name recognition with customers and prospective customers than spas operated by us. Also, a number of these spa operators may have greater resources than we do. Further, some resort operators provide spa services themselves.

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

There are many competitors in the beauty products industry. Our product sales compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. Our success depends on the appeal of our products to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to develop new products through product innovations and product line extensions. We may incur expenses in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations.

If we are unable to compete effectively in one or more areas of our operations, our business, results of operations and financial condition could be adversely affected.

Risks of Non-U.S. Operations

A total of five of our resort spa operations are located on the Indonesian island of Bali, which was the site of terrorist attacks in October 2002 and October 2005. Jakarta, the Indonesian capital, was the site of a hotel bombing in August 2003. Those attacks adversely affected our revenues in that region from 2002 through 2006 and we believe that any growth we experience in Asia in the future (of which we cannot assure you) would come in countries other than Indonesia. In addition, countries where we currently or may in the future operate spas have in the past, and may in the future, experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate our spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

Severe Weather Can Disrupt Our Spa Operations

We operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations which are subject to severe weather conditions, including hurricanes, earthquakes and other destructive storms. For example, as a result of the powerful Tsunami that struck Asia in December 2004, most of our operations in the Maldives were damaged and we have since then ceased to operate some of those spas. Heavy flooding in the Fiji Islands in January 2008 disrupted air travel to that country for several weeks, reducing the number of potential guests at our spa facilities there. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations, including Florida, the Caribbean and the Gulf of Mexico, could materially adversely affect our business, results of operations and financial condition.

Risk of Early Termination of Resort Spa Agreements

A number of our resort spa agreements provide that landlords may terminate the agreement prior to its expiration date provided that we receive certain compensation with respect to our build-out expenses and earnings lost as a result of such termination. In 2006, our agreement to operate the spa at the One&Only Palmilla Resort in Los Cabos, Mexico was terminated by the resort owner and we received a termination payment. While we always attempt to negotiate the best deal we can in this regard, we cannot assure you that any amounts we would receive in connection with such termination accurately reflects the economic value of the assets we would be leaving behind as a result of such termination. In addition, in the event of certain terminations of an agreement with a resort spa, such as by the resort operator after our breach of an agreement, or as a result of the bankruptcy of a resort, even if we have a provision in our agreement providing for a termination payment, we could receive no compensation with respect to build-out expenditures we have incurred.

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

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

We have been required, in connection with a number of our resort spa agreements, to incur the cost of the build-out of the resort spa facilities in amounts up to approximately $15.6 million. In addition, with respect to the spa for which we spent the aforesaid amount, we also agreed to advance a total of $6.2 million toward its build-out. Any spas we may wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We also may seek acquisitions or other opportunities to grow our business which would require us to expend funds, possibly significant amounts, such as our acquisition of UCMT in 2006. We are subject to restrictions on capital expenditures under our credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to be able to take advantage of all otherwise favorable opportunities to operate resort spas or effectuate other potentially favorable transactions. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out and Opening of Our Resort Spas

In connection with new resort spas we may seek to operate in the future, we may wish, or be required, to build out the spa's facilities at our own expense. Our cost to build out resort spa facilities has ranged from relatively small amounts (for small spas in the Pacific and Asia) to approximately $15.6 million (plus the advance of an additional $6.2 million in construction costs). Such build-outs involve risks to us, including the following:

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

  If the resort owner files for bankruptcy or otherwise has financial problems prior to the opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, the operator of the Aladdin Resort and Casino, where we operated a luxury spa, filed for protection under Chapter 11 of the Bankruptcy Code. While that resort has been sold to a new owner (Planet Hollywood) and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a resort could have a material adverse effect on our operations at that resort.

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

The financial aid and assistance programs, in which most of our schools' students participate, are subject to political and budgetary considerations. There is no assurance that funding for such programs will be maintained at current levels. The loss of, or a significant reduction in, Title IV program funds would likely have a material adverse effect on the results of operations and financial condition of our schools because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV program funds.

Recent market conditions have resulted in some providers of alternative loans ceasing to provide loans to students or reducing the availability and attractiveness of loans to students, including high credit risk individuals who would not otherwise be eligible for credit-based alternative loans. To the extent that significant student loan providers determine to broadly restrict or cease their student lending activities, our business, results of operations and financial condition could be materially adversely affected. In addition, if prospective students of ours consist, to a significantly greater extent than our current student body, of higher credit risk individuals, those students could have difficulty obtaining financing for their tuition payments to us and this could materially adversely affect our business, results of operations and financial condition.

Recent market conditions and recent regulatory developments also have caused some lenders to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. If the costs of Title IV loans increase or if the availability of such loans decreases, some students may decide not to enroll in our schools.

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

High Interest Rates Could Adversely Affect Our Ability to Attract and Retain Students.

Increases in interest rates result in a corresponding increase in the cost to some of our existing and prospective students of financing their education. This could result in a reduction in the number of students attending our schools and could adversely affect our results of operations and financial condition. Higher interest rates also could contribute to higher default rates with respect to our students' repayment of loans. Higher default rates may, in turn, adversely impact the eligibility of a school to participate in Title IV programs and/or the willingness of private lenders to make private loan programs available to students who attend certain schools, which could result in a reduction in the number of students attending those schools. Currently, only a small amount of the financing that our students receive is tied to interest rates that vary with prevailing interest rates. If the amount of floating interest rate-related financial aid received by our students increases significantly, then the aforementioned risk would increase for us.

Risks Related to Weather

Four of our campuses are located in Florida, which experienced severe hurricanes in 2004 and 2005. Those hurricanes caused businesses in that state, including some of our campuses, to close for varying periods of time. A total of four of our UCMT campuses are located in Colorado and Utah, which periodically experience heavy snow conditions. In 2006, we closed two campuses of UCMT for several days due to severe snow conditions. Our schools in Connecticut, Maryland, Pennsylvania and Virginia also could be subject to closing for weather-related reasons. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools, some of our campuses could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools. Prolonged closings of our schools due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students.

Government Regulation Could Adversely Affect Us

We are subject to a variety of governmental regulations with respect to our various operations. In addition to the requirements and limitations that these regulations currently impose on us, these regulations are subject to change that could further limit our activities. Additional regulations also could be adopted in the future that could add further requirements and/or limitations with respect to our business.

Products

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. To the extent that the packaging or promotional materials for our products are deemed to be making claims of medical efficacy, this could result in closer scrutiny by regulatory authorities. If government regulators were to determine that any of our products were being sold through exaggerated claims of medical efficacy, among other things, sales of such products in the United States could be barred. The contents of our products that are sold in the United States also are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, designed to protect consumers or the environment, could increase the cost of, or otherwise materially adversely affect, the advertising, manufacturing and packaging of our products.

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

Schools

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of the HEA administered by the DOE. For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate federal and state authorities and agencies recognized by the DOE and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

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

To participate in federal student financial aid programs under the HEA, schools must meet certain measures of financial responsibility under DOE regulations, including achieving an acceptable composite score, which is calculated by combining the result of three separate financial ratios. If the composite score is below the minimum acceptable requirement but above a designated threshold level, the school may take advantage of a "zone alternative" that allows it to continue to participate in the Title IV programs for up to three years under certain requirements, including additional monitoring procedures and the heightened cash monitoring or reimbursement method of payment. If a school's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the school will be required to post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs, and may be subject to zone alternative and other requirements. While currently none of our schools is required to post such DOE letter of credit or accept such other conditions, if our schools fail to satisfy the applicable standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in federal student financial aid programs, could adversely affect the results of operations of our schools.

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

State authorization and accreditation by an accrediting agency recognized by the DOE also are required for an institution to participate in the federal student financial aid programs. Requirements for state authorization and accreditation vary substantially among the applicable agencies. Loss of state authorization or accreditation by one or more of our campuses could have a material adverse effect on our student population and revenue.

Schools participating in Title IV programs may not provide any commission, bonus or any other incentive payment based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse effect on the schools' results of operations and financial condition.

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

Our growth strategy with respect to our schools includes consideration of acquisitions that we believe would be beneficial to us, such as our 2006 acquisition of UCMT and our 2008 acquisition of CCMT. Any proposed acquisition of an institution that participates in federal student financial aid programs requires that we seek approval from the DOE and applicable state agencies and accrediting authorities. A change of ownership or control of an institution can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. Once the final change of ownership approvals are received from the state licensing agencies and the accrediting authorities, the school must then apply to the DOE to obtain final approval for Title IV funding eligibility. If we are unable to obtain approvals from state agencies, accrediting agencies or the DOE for any institution we propose to acquire, the acquired schools would not be permitted to participate in federal student financial aid programs. Such failure could have a material adverse effect on the schools to be acquired and on our schools operations in general.

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

In December 2008, three campuses of our schools were notified of compliance concerns by their respective accrediting agencies as follows:

  The Pompano Beach campus of Florida College of National Health was the subject of a probation order primarily due to completion and placement rates for some of its programs. As this campus is also a main campus, any loss of accreditation would also apply to its branch campuses in Orlando, Sarasota and Miami, Florida.

  Our Baltimore School of Massage's home campus was the subject of a show cause order, primarily due to completion and placement rates at certain of its programs. As this campus is also a main campus, any loss of accreditation would also apply to its branch campus in York, Pennsylvania.

  The Aurora, Colorado branch campus of UCMT was the subject of a programmatic show cause order with respect to one of its programs, primarily due to completion rates.

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by one or more of these schools to satisfactorily resolve these orders could have a material adverse effect on our business, results of operation and financial condition.

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us.

We maintain insurance to cover a number of risks associated with our business. While we seek to obtain comprehensive insurance coverage at commercially reasonable rates, we cannot be certain that appropriate insurance will be available to us in the future on commercially reasonable terms or at all. Our insurance policies are subject to coverage limits, exclusions and deductible levels. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, but we self-insure or use higher deductibles for various risks to reduce the cost of our insurance coverages. Accordingly, we are not protected against all risks, which could result in unexpected increases in our expenses in the event of certain claims against us.

As the types of services we offer increase, such as the additions of acupuncture, teeth whitening and other medi-spa services, the potential for claims against us also could increase. We self-insure potential claims regarding certain of our medi-spa services.

High visibility claims also could cause us to receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially adversely affected.

The Current Financial Environment Could Put Our Cash at Risk

We maintain our cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Our Credit Facility Financing Could Restrict Our Activities

We have an agreement with a bank that provides for a revolving credit facility of up to $30 million. That agreement contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants remain applicable even when there are no amounts outstanding under the revolving credit facility.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of such a default, the outstanding principal, together with all accrued interest under our credit facility will, at the option of our lenders, become immediately due and payable. If we were unable to repay amounts that become due under the credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. While, generally, our assets are not subject to a security interest as a result of our credit facility, in the past, our assets have been subject to pledges under our financing arrangements and this may become necessary in the future under any amended or new financing arrangements into which we enter. If the indebtedness under the credit facility were to be accelerated, our lender could take actions that could materially adversely affect our business and operations.

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

Our ability to grow our product sales, in addition to the challenges of competition described above, may be adversely affected by economic conditions. The weakened U.S. and other world economies, including the impact on consumers of higher fuel costs and tighter credit, has had an adverse effect on the discretionary spending of U.S. consumers, including spending on our products. This adversely affected our results of operations during 2008 and the continuation or worsening of the economic slowdown could have a material adverse effect on our retail product sales for the balance of 2009 and thereafter during any such continuation or worsening.

Need to Expand our Services

The demands of consumers with respect to spa services and products continue to evolve. Among other things, there is a trend to add services at spa facilities similar to those traditionally provided in medical facilities, including services relating to skin care. In order for us to maintain our base of customers and expand our spa business, we must continue to expand our menu of services to keep up with these demands, as we have done in recent years by offering teeth whitening, acupuncture and medi-spa services. These services, as well as other services that consumers may demand, may enhance our exposure to liability for injuries to our customers, including as a result of our inability to obtain insurance for some of the treatments. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs.

Our Business Could be Adversely Affected if We are Unable to Successfully Protect Our Trademarks or Obtain new Trademarks

The market for our services and, particularly, our products depends to a significant extent upon the value associated with our brand names. Although we take appropriate steps to protect our brand names, in the future, we may not be successful in asserting trademark protection in connection with our efforts to grow our business or otherwise. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial.

If other parties infringe on our intellectual property rights, the value of our brands in the marketplace may be diluted. In addition, any infringement of our intellectual property rights would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our business, results of operations and financial condition.

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros, the weakness in recent years of the U.S. Dollar against those currencies has adversely affected our results of operations. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results; however, to the extent that the U.K. Pound Sterling or the Euro again becomes stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

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

Changes in Privacy Law Could Adversely Affect Our Ability to Market Our Services and Products Effectively

Our ability to market our services and products effectively is an important component of our business. We rely on a variety of direct marketing techniques, including telemarketing, email marketing, and direct mail. Any further restrictions in laws such as the Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws or new federal laws regarding marketing and solicitation, or international data protection laws that govern these activities, could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this were to occur, we may be unable to develop adequate alternative marketing strategies, which could impact our ability to effectively market and sell our services and products.

Anti-takeover Provisions Limit Shareholders' Ability to Affect a Change in Management or Control

Our Articles of Association ("Articles") include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of Steiner Leisure that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified board of directors serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on certain transactions with holders of 15% or more of the voting shares of Steiner Leisure. We have an authorized class of 10,000,000 Preferred Shares that may be issued in one or more series by our board of directors (our "Board") without further action by the shareholders on such terms and with such rights, preferences and designations as our Board may determine. Furthermore, our Amended and Restated 1996 Share Option and Incentive Plan and our 2004 Equity Incentive Plan and our officers' employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of Steiner Leisure.

In addition, certain of our cruise line and resort agreements provide the other parties with rights of termination in the event of certain changes in control of Steiner Leisure.

Our Share Price Has Fluctuated and Could Fluctuate Significantly

Since our common shares have commenced being publicly traded, the market price of our shares has fluctuated over a wide range and may continue to do so in the future. The market price of our common shares could be subject to significant fluctuations in response to various factors and events, including, among other things:

  general economic or market conditions, such as the economic slowdown currently being experienced;
  the depth and liquidity of the trading market for our common shares;
  quarterly variations in our actual or anticipated operating results;
  changes in recommendations or estimates of our earnings or cruise industry earnings by analysts;
  market conditions in the travel, leisure and cruise industries;
  announcements or activities by our competitors; and
  the market price of shares of our cruise line or resort customers.

Any such event could result in a material decline in the price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

All of our resort spas are operated under agreements with the resort operators. Our day spa facilities, offices, schools and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services, LLC, a Florida subsidiary of Steiner Leisure and our administrative services affiliate, is located in Coral Gables, Florida. We also maintain warehouse and shipping facilities in Fort Lauderdale, Florida. Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix and Tempe), Colorado (Aurora and Westminster), Connecticut (Groton, Newington and Westport), Florida (Bradenton, Maitland, Miami and Pompano Beach), Maryland (Linthicum), Nevada (Las Vegas), Pennsylvania (York), Utah (Lindon and Salt Lake City) and Virginia (Charlottesville). Our shipboard staff training facilities and the administrative offices of our Elemis Limited ("Elemis") subsidiary are located in Harrow Weald, near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We also maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England. We maintain an office for public relations and other activities of Elemis in London. We administer our United States day spa operations from our Coral Gables offices and our London day spa from the offices of Elemis Limited. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables. We administer Mandara's Asian and Central Pacific operations from offices in Kuala Lumpur, Malaysia. In Bali, Indonesia, we have a training center and a facility where we produce face and body care-related products and pack and label goods from third party suppliers for shipment to our Asian operations. We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, there are no such claims or proceedings which, in the opinion of management, would have a material adverse effect on our results of operations or financial condition.

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

2008	High	Low
First Quarter	$44.84	$31.17
Second Quarter	38.95	28.34
Third Quarter	39.70	26.78
Fourth Quarter	36.34	17.21

2007	High	Low
First Quarter	$49.14	$41.30
Second Quarter	51.40	43.80
Third Quarter	51.68	38.68
Fourth Quarter	47.83	39.83

As of February 11, 2009, there were 15 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of February 17, 2009, there were 6,787 beneficial owners of our common shares.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2008.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2008 through October 31, 2008	--	$--	--	$62,963,205
November 1, 2008 through November 30, 2008	500,549	25.38	500,549	50,261,102
December 1, 2008 through December 31, 2008	19,458	25.77	--	50,261,102
Total	520,007	$25.39	500,549	$50,261,102

(1)  Other than the shares purchased in December 2008 described below, we purchased the indicated number of shares as part of our share repurchase program. On June 20, 2005, we announced our Board's authorization for us to purchase up to 1,000,000 common shares from time to time at prevailing prices in the open market and possibly other transactions, subject to market conditions and compliance with certain financial parameters. That authorization represented a confirmation and expansion of the share repurchase plan approved by our Board in 1998 and expanded to several increments up to 3,187,000. On June 23, 2006, we announced our Board's authorization to purchase up to an additional 1,000,000 common shares. On July 26, 2007, we announced our Board's approval of the purchase of an additional 1,500,000 shares in open market or other transactions. As of February 27, 2008, the existing repurchase plan, which authorized the repurchase of a specified number of shares, was replaced with a plan that authorizes the purchase of up to $100 million of our common shares in the open market or other transactions.

During December 2008, in connection with employee-related transactions outside of our share repurchase program, 19,458 shares were surrendered by our employees in connection with the vesting of restricted shares. We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (U.S. and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2003, and ending December 31, 2008.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2003 in our common shares at a per share price of $14.28, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2008. The balance sheet data as of December 31, 2008 and 2007 and the statement of income data for the years ended December 31, 2008, 2007 and 2006 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2006, 2005 and 2004 and the statement of income data for the years ended December 31, 2005 and 2004 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere herein.

	Year Ended December 31,
	2008(1)(2)	2007(1)	2006(1)	2005	2004
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues:
Services	$360,819	$351,503	$317,731	$268,401	$233,350
Products	179,950	177,717	152,411	128,817	108,141
Total revenues	540,769	529,220	470,142	397,218	341,491
Cost of Revenues:
Cost of services	294,908	283,596	253,772	214,022	185,294
Cost of products	119,005	127,045	110,744	96,588	80,512
Total cost of revenues	413,913	410,641	364,516	310,610	265,806
Gross profit	126,856	118,579	105,626	86,608	75,685
Operating expenses:
Administrative	34,630	33,080	26,260	20,837	18,493
Salary and payroll taxes	42,029	37,816	32,844	22,348	18,838
Total operating expenses	76,659	70,896	59,104	43,185	37,331
Income from operations	50,197	47,683	46,522	43,423	38,354
Other income (expense):
Interest expense	(269)	(367)	(287)	(275)	(1,525)
Other income	463	1,595	1,933	553	1,679
Total other income (expense)	194	1,228	1,646	278	154
Income from continuing operations before provision for income taxes and equity investment	50,391	48,911	48,168	43,701	38,508
Provision for income taxes	4,509	4,214	2,248	3,302	2,912
Income from continuing operations before equity investment	45,882	44,697	45,920	40,399	35,596
Income from equity investment	--	--	--	--	292
Income from continuing operations before discontinued operations	45,882	44,697	45,920	40,399	35,888
Income from discontinued operations, net of taxes	--	--	225	769	90
Net income	$45,882	$44,697	$46,145	$41,168	$35,978

Earnings per common share
Income per share-basic:
Income before discontinued operations	$3.01	$2.69	$2.68	$2.32	$2.12
Income from discontinued operations	--	--	0.01	0.04	0.01

	$3.01	$2.69	$2.69	$2.36	$2.13
Income per share-diluted:
Income before discontinued operations	$2.96	$2.63	$2.60	$2.23	$2.03
Income from discontinued operations	--	--	0.01	0.04	0.01

	$2.96	$2.63	$2.61	$2.27	$2.04

Basic weighted average shares outstanding	15,253	16,626	17,134	17,401	16,899
Diluted weighted average shares outstanding	15,433	16,990	17,596	18,159	17,643

BALANCE SHEET DATA:
Working capital	$35,475	$40,319	$43,888	$56,749	$55,519
Total assets	250,035	272,211	257,770	210,649	200,018
Shareholders' equity	169,083	182,975	183,626	159,628	157,129

_____________________

(1)        In April 2006, we acquired the assets of UCMT for approximately $28 million. This transaction was accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to this acquisition.

(2)        In August 2008, we acquired the assets of CCMT for approximately $4.3 million. This transaction was accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to this acquisition. See Note 4, "Acquisitions, " in the accompanying Consolidated Financial Statements.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our business through three reportable segments: Spa Operations, Products and Schools.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at resort spas and two day spas. In connection with these services, we have assisted in the design of facilities for many of the ships and resorts that we serve. We conduct our activities pursuant to agreements with cruise lines and resort owners that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and resort owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both. As of February 11, 2009, we provided our spa services on 130 ships and at a total of 50 resorts located in the United States, the Caribbean, Asia, the Pacific and other locations, and at our Elemis luxury day spas in Coral Gables, Florida and London, England.

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis and La Therapie brands, and also sell products of third parties. The raw materials for the products we develop are produced for us by a premier European manufacturer. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through third-party outlets. We believe that having our products featured at our luxury spas at sea and on land has assisted us in securing other distribution channels for our products.

Through our Schools segment, we own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions, including, in some cases, within the Steiner family of companies. Among other things, we train the students at our schools in the use of our Elemis and La Therapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. As of February 11, 2009, there were a total of 4,078 students attending our schools. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the DOE's Title IV program and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under this program.

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

The success of the cruise and resort industries, as well as our business, is impacted by economic conditions. The overall weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and resort industries and our business, including our retail beauty products sales. The impact on consumers of high fuel costs (which softened somewhat in the second half of 2008) has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and resort vacations and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008 were adversely affected and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

If the current weak economic environment continues for an extended period of time or worsens, spending on cruise and resort vacations and on beauty products would likely continue to be adversely affected. This could materially, adversely affect our business, financial condition and results of operations.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results; however, to the extent that the U.K. Pound Sterling or the Euro again becomes stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

A significant factor in our financial results is the amounts we are required to pay under our agreements with the cruise lines and resorts we serve. Certain cruise line agreements provide for increases in percentages of revenues and other amounts payable by us over the terms of those agreements. These payments also may be increased under new agreements with cruise lines and resort venue operators that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

Weather also can impact our results. The multiple destructive hurricanes that hit the Southern United States and other regions several years ago caused cancellation or disruption of certain cruises and the closure of certain of our resort spas and campuses of our massage and beauty schools, which had adverse effects on us. In addition, the strong tsunami that hit various Asian regions in December 2004 resulted in damage to, and the closing of, most of our operations in the Maldives during much of 2005. In 2006, we closed two campuses of UCMT for several days due to severe snow conditions and CCMT also has experienced closures as a result of snow conditions.

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

Cost of revenues includes:

    cost of services, including an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines, an allocable portion of staff-related shipboard expenses, wages paid directly to land-based spa employees, payments to land-based spa venue owners, spa facilities depreciation, as well as, with respect to our schools, directly attributable campus costs such as rent, advertising and employee wages; and

    cost of products, including an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines, an allocable portion of other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

The allocations discussed above are based on the portion of maritime revenues represented by product or service revenues.

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

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to our acquisitions of resort spas in 2001, UCMT in April 2006 and CCMT in August 2008.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets in question. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. For certain properties, leasehold improvements are amortized over lease terms, which include renewal periods that may be obtained at our option and that are considered significant to the continuation of our operations and to the existence of leasehold improvements, the value of which would be impaired if we discontinued our use of the leased property. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

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

Goodwill and Intangibles

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2008, we had goodwill of $75.2 million and unamortized intangibles of $6.2 million. As of January 1, 2009, we performed the required annual goodwill impairment test and determined there was no impairment of goodwill.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.3 million as of December 31, 2008, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

Contingent Rents and Scheduled Rent Increases

Our resort spas, generally, are required to pay rent based on a percentage of our revenues. In addition, for certain of our resort spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement. Rent escalations are recorded on a straight-line basis over the term of the lease agreement. We record contingent rent at the time it becomes probable that it will exceed the minimum rent obligation per the lease agreement. Previously recognized rental expense is reversed into income at such time that it is not probable that the specified target will be met.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS 157 applies prospectively to fair value measurements performed after the required effective dates as follows: on January 1, 2008, the standard applied to the measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; as of January 1, 2009, the standard applied to non-recurring measurements of non-financial assets and liabilities such as our measurement of potential impairments of goodwill, other intangibles and other long-lived assets. As of January 1, 2008, we adopted the provisions of SFAS 157 for our measurement of fair value of financial instruments and recurring fair value measurements of non-financial assets and liabilities. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. We do not expect the adoption of the remaining provisions of SFAS 157 to have a material impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 was effective as of January 1, 2009. The adoption of SFAS 160 did not have an impact on our Consolidated Financial Statements.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement shall be effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends SFAS No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively. Accordingly, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Services	66.7%	66.4%	67.6%
Products	33.3	33.6	32.4
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Cost of services	54.5	53.6	54.0
Cost of products	22.0	24.0	23.5
Total cost of revenues	76.5	77.6	77.5
Gross profit	23.5	22.4	22.5
Operating expenses:
Administrative	6.4	6.3	5.6
Salary and payroll taxes	7.8	7.1	7.0
Total operating expenses	14.2	13.4	12.6
Income from operations	9.3	9.0	9.9
Other income (expense):
Interest expense	--	(0.1)	(0.1)
Other income	--	0.3	0.5
Total other income (expense)	--	0.2	0.4
Income from operations before provision for income taxes	9.3	9.2	10.3
Provision for income taxes	0.8	0.8	0.5
Net income	8.5%	8.4%	9.8%

2008 Compared to 2007

Revenues. Revenues of our reportable segments for the years ended December 31, 2008 and 2007, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions):

	Year Ended December 31,		% Change
Revenue:	2008	2007
Spa Operations Segment	$417,112,000	$416,350,000	0.2%
Products Segment	96,269,000	96,723,000	(0.5%)
Schools Segment	50,576,000	45,973,000	10.0%
Other	(23,188,000)	(29,826,000)	N/A
Total	$540,769,000	$529,220,000	2.2%

Total revenues increased approximately 2.2%, or $11.6 million, to $540.8 million in 2008 from $529.2 million in 2007. Of this increase, $9.3 million was attributable to an increase in services revenues and $2.3 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 0.2%, or $0.7 million, to $417.1 million in 2008 from $416.4 million in 2007. Average weekly revenues for our resort spas decreased 0.4% to $26,243 in 2008 from $26,339 in 2007. We had an average of 2,077 shipboard staff members in service in 2008 compared to an average of 1,978 shipboard staff members in service in 2007. Revenues per shipboard staff per day decreased by 3.8% to $454 in 2008 from $472 in 2007. Average weekly revenues for our shipboard spas decreased by 0.1% to $51,538 in 2008 from $51,592 in 2007. The slowdown in the growth of our revenues and decrease in key performance indicators referenced above was primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Products segment revenues decreased approximately 0.5%, or $0.4 million to $96.3 million in 2008 from $96.7 million in 2007. Excluding intercompany sales, products segment revenues increased approximately 9.6% from $60.7 million in 2007 to $66.6 million in 2008. This increase was primarily attributable to increased unit sales, which increase was partially offset by the softening of the economy worldwide in the latter half of 2008.

Schools Segment Revenues. Schools segment revenues increased approximately 10.0%, or $4.6 million to $50.6 million in 2008 from $46.0 million in 2007. The increase in revenues was primarily attributable to increased new student enrollments and otherwise increased student populations at our schools and our purchase of CCMT, which was effective in August, 2008.

Cost of Services. Cost of services increased $11.3 million to $294.9 million in 2008 from $283.6 million in 2007. Cost of services as a percentage of services revenue increased to 81.7% in 2008 from 80.7% in 2007. This increase was primarily attributable to increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in 2008 as compared to 2007.

Cost of Products. Cost of products decreased $8.0 million to $119.0 million in 2008 from $127.0 million in 2007. Cost of products as a percentage of products revenue decreased to 66.1% in 2008 from 71.5% in 2007. This decrease was primarily attributable to an $8.9 million foreign exchange gain, which occurred in the latter half of 2008, resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling related to intercompany inventory purchases and an increase in sales of higher margin products, which was partially offset by increases in commissions allocable to products on cruise ships covered by agreements that provide for increases in commissions in 2008 as compared to 2007.

Operating Expenses. Operating expenses increased $5.8 million to $76.7 million in 2008 from $70.9 million in 2007. Operating expenses as a percentage of revenues increased to 14.2% in 2008 from 13.4% in 2007. This increase was primarily attributable to a $3.6 million foreign exchange loss on our holdings of U.K. Pounds Sterling and Euros resulting from the strengthening of the U.S. Dollar against those currencies in the second half of 2008, as well as to annual increases in salary and payroll, which were partially offset by additional cost controls in place during 2008.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2008 and 2007, respectively, was as follows:

	For the Year Ended December 31,		% Change
Income from Operations:	2008	2007
Spa Operations Segment	$32,764,000	$37,982,000	(13.7)%
Products Segment	5,598,000	5,087,000	10.0%
Schools Segment	4,677,000	2,296,000	103.7%
Other	7,158,000	2,318,000	N/A
Total	$50,197,000	$47,683,000	5.3%

The decrease in income from operations in the Spa Operations segment was primarily attributable to fewer product sales associated with the performance of our services in 2008 compared to 2007. The increase in operating income in the Products segment was primarily attributable to an increase in sales through certain of our product distribution channels. The increase in the operating income in the Schools segment was attributable to increased new student enrollments and otherwise increased student populations at our schools and the purchase of CCMT. The increase in Other was primarily attributable to the gain resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling and the Euro.

Other Income (Expense), Net. Other income (expense), net decreased $1.0 million to income of $0.2 million in 2008 from income of $1.2 million in 2007. This decrease was primarily attributable to a reduction in interest income due to lower average cash balances in 2008 compared to 2007.

Provision for Income Taxes. Provision for income taxes increased $0.3 million to expense of $4.5 million in 2008 from expense of $4.2 million in 2007. Provision for income taxes increased to an overall effective rate of 8.9% in 2008 from 8.6% in 2007. This increase was attributable to the income earned in jurisdictions that tax our income representing a higher percentage of the total income we earned in 2008 than such income represented in 2007.

2007 Compared to 2006

Revenues. Revenues of our reportable segments for the years ended December 31, 2007 and 2006, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions):

	Year Ended December 31,		% Change
Revenue:	2007	2006
Spa Operations Segment	$416,350,000	$382,092,000	9.0%
Products Segment	96,723,000	73,297,000	32.0%
Schools Segment	45,973,000	39,275,000	17.1%
Other	(29,826,000)	(24,522,000)	N/A
Total	$529,220,000	$470,142,000	12.6%

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

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2007 and 2006, respectively, was as follows:

	For the Year Ended December 31,		% Change
Income from Operations:	2007	2006
Spa Operations Segment	$37,982,000	$34,935,000	8.7%
Products Segment	5,087,000	6,945,000	(26.7)%
Schools Segment	2,296,000	3,404,000	(32.5)%
Other	2,318,000	1,238,000	N/A
Total	$47,683,000	$46,522,000	2.5%

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

Other Income (Expense), Net. Other income (expense), net decreased $0.4 million from income of $1.6 million in 2006 to income of $1.2 million in 2007. This decrease was primarily attributable to the receipt of $440,000 in January 2006 of insurance proceeds related to the damage we incurred as a result of the December 2004 Asia tsunami.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2008 and 2007 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in the third quarter being the strongest quarter for us. Our product sales generally are strongest in the fourth quarter as a result of the December holiday shopping period. However, during the third and fourth quarters of 2008, our revenues were lower than those of the first two quarters as a result of the worsening economic condition in the United States and elsewhere. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2008				Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$136,716	$135,673	$144,683	$123,697	$123,737	$129,839	$140,431	$135,213
Gross profit	29,439	29,556	34,364	33,497	28,496	29,380	29,977	30,726
Administrative, salary and payroll taxes	18,877	17,962	19,245	20,575	17,147	17,002	17,784	18,963
Net income	9,703	10,571	13,792	11,816	10,779	11,562	11,373	10,983
Basic earnings per share	$0.62	$0.69	$0.91	$0.81	$0.63	$0.68	$0.69	$0.68
Diluted earnings per share	$0.61	$0.68	$0.89	$0.79	$0.62	$0.67	$0.68	$0.67
As a Percentage of Revenues:
Gross profit (1)	21.5%	21.8%	23.8%	27.1%	23.0%	22.6%	21.3%	22.7%
Administrative, salary and payroll taxes	13.8%	13.2%	13.3%	16.6%	13.9%	13.1%	12.7%	14.0%
Net income	7.1%	7.8%	9.5%	9.6%	8.7%	8.9%	8.1%	8.1%

_____________________

(1)        The third and fourth quarter Gross profit of 2008 includes a foreign exchange gain of $2.6 million and $6.3 million, respectively.

Liquidity and Capital Resources

Liquidity is defined as the ability to convert assets into cash or to obtain cash.  Our primary sources of liquidity have been cash flows generated from operating activities and, in connection with major acquisitions, financing provided by our revolving credit facility.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months. However, if the recession in the overall economy and the leisure industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.  In addition, depending on the longevity and ultimate severity of the current deterioration of the global economy, including financial and credit markets, our ability to grow or sustain our business operations may be significantly adversely affected.  Also, as a result of concerns about the general stability of financial markets, the cost of obtaining money from the credit markets has increased, as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to existing debt or at all, and reduced and, in some cases, ceased to provide any new funding.  Accordingly, we cannot be certain that funding in excess of that available through our working capital and current credit agreement will be available to the extent required and on acceptable terms.  If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, consummate acquisitions or otherwise take advantage of business opportunities, respond to competitive pressures or refinance any debt obligations that we may incur, any of which could have a material adverse effect on our results of operations and financial condition.

Sources and Uses of Cash

During the year ended December 31, 2008, net cash provided by operating activities of continuing operations was $66.7 million compared with $56.6 million for the year ended December 31, 2007. This increase was primarily attributable to an increase in net income and changes in working capital items.

During the year ended December 31, 2008, cash used in investing activities was $10.0 million compared with $19.3 million for the year ended December 31, 2007. This decrease was primarily attributed to our incurring less capital expenditures to build out resort spa facilities in 2008 as compared to 2007. The decrease was partially offset by the expenditures incurred in connection with the acquisition of CCMT.

During the year ended December 31, 2008, cash used in financing activities was $57.3 million, compared with $45.8 million for the year ended December 31, 2007. Included in the 2008 amount is cash used to purchase approximately $57.9 million of our shares, compared with $59.5 million used to purchase our shares in 2007. Those payments were offset by the receipt of approximately $2.1 million, representing the exercise price of common share options exercised during 2008 compared to $5.4 million received from such exercises in 2007. Those payments also were offset by $7.7 million of borrowings under our revolving line of credit during 2007.

We had working capital of approximately $35.5 million at December 31, 2008, compared to working capital of approximately $40.3 million at December 31, 2007.

In the fourth quarter of 2002, we decided to dispose of, or otherwise close, 17 of the 18 day spas we then operated due to their underperformance. The remaining day spa was located at a hotel and now operates as part of our resort spa operations. As of April 15, 2003, all of those 17 day spas had been closed or otherwise disposed of pursuant to agreements with landlords and/or, in some cases, agreements with third party acquirers of the spas' assets, including the leases. Some of these transactions involved our paying to those landlords amounts representing various portions of the remaining terms of the leases involved. In the transactions involving transfers of spa assets and assignments of the leases, we typically were required to make payments to those acquirers in consideration of their assuming both the lease in question and certain gift certificate liabilities related to the spas in question. The lease assignments to third parties generally do not include a release from the landlords of the spas in question and, accordingly, to the extent that these third parties fail to pay rent under the leases, we remain liable for that rent. We would, in those instances, have a cause of action for such rental amounts against those third parties. We remain liable for approximately $0.7 million as of December 31, 2008 under these assigned leases to the extent the assignees fail to make their rental payments.

We purchased a total of 1,285,100 of our common shares from February through May 2005 under our previously adopted share repurchase plan. In a series of three actions in June 2005, June 2006 and July 2007, respectively, our Board authorized the purchase of a total of an additional 3,500,000 shares. During 2005, we purchased approximately 1,589,000 shares for a total of approximately $55.0 million. During 2006, we purchased approximately 1,233,000 shares for a total of approximately $49.9 million. In July 2007, our Board approved the purchase of an additional 1,500,000 shares in the open market or other transactions. During 2007, we purchased approximately 1,371,000 shares for a total of approximately $59.5 million. In February 2008, our Board approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased and terminated the prior plan. During 2008, we purchased 1,770,190 of our shares for a total of approximately $57.9 million. During 2008, in connection with employee-related transactions outside our share repurchase program, 46,993 shares were surrendered by our employees in connection with tax payments related to the vesting of such restricted shares. All of these purchases were funded from our working capital. As of February 11, 2009, there remained approximately $50.3 million authorized for purchase under our share repurchase plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

Financing Activities

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving credit facility of up to $10 million. We repaid all outstanding amounts due under our former term loan and the revolving credit facility in 2004. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there is no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. In 2006, the revolving line of credit was increased to $30 million. Effective June 28, 2007, we entered into a second amended agreement which extend the maturity date of the revolving facility by three years to July 2, 2010. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")-based rates plus a spread that is dependent upon our financial performance. As of December 31, 2008, there was $24.0 million available under the revolving facility. As of February 11, 2009 there was $30.0 million available under the revolving facility.

The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2008 and February 11, 2009, respectively, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

The following summarizes our significant contractual obligations and commitments as of December 31, 2008:

	Payment Due by Period (in thousands)
	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$138,524	$41,581	$43,100	$29,031	$17,612	$3,600	$3,600
Operating leases (2)	59,263	10,001	9,379	8,509	7,595	6,937	16,842
Employment agreements	7,183	2,806	2,384	1,576	417	--	--
Total	$204,970	$54,388	$54,863	$39,116	$25,624	$10,537	$20,442

(1)  These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2)  Included herein are the minimum guaranteed payment obligations under certain of our resort spa leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession, such as currently being encountered, or high inflation, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and resort industry upon which we are dependent, and is currently having such an effect. This has adversely affected our results of operations and financial condition. Continuation or worsening of the adverse economic conditions in North America and elsewhere and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition during the period of such continuation or worsening.

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

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

    the current economic weakness and related disruptions to capital and credit markets in North America and elsewhere that have affected the number of customers on cruise ships and at resorts and that have reduced consumer demand for our services and products;

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

    increasing numbers of cruise line passengers being sourced from outside of North America;

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

    our dependence on the continued viability of our third party product distribution channels;

    delays in new ship introductions, a reduction in new, large spa ship introductions and unscheduled withdrawals from service of ships we serve;

    the effects of outbreaks of illnesses or the perceived risk of such outbreaks on our resort spa operations in Asia and in other locations, on our cruise ship operations and on travel generally;

    the ability of the resort operators under certain of our resort spa agreements to terminate those agreements under certain circumstances, such as occurred effective October 1, 2006, when the operator of the One&Only Palmilla resort in Los Cabos, Mexico exercised its option to buy out the remaining term of our agreement at that resort;

    our dependence, with respect to our resort spas, on airline service to our venue locations, which is beyond our control and subject to change;

    our dependence for success on our ability to recruit and retain qualified personnel;

    our dependence on a single product manufacturer;

    our dependence on our distribution facilities;

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

    risks relating to the performance of our massage and beauty schools which are, among other things, subject to significant government regulation, the need for their programs to keep pace with industry demands and the possibility that government-backed student loans will not be available to our students;

    obligations under, and possible changes in, laws and government regulations applicable to us and the industries we serve;

    product liability or other claims against us by customers of our products or services;

    government regulation of our products and the claims we make about the efficacy of our products;

    the risks to our cash investments resulting from the current financial environment;

    restrictions imposed on us as a result of our credit facility;

    our ability to successfully protect our trademarks or obtain new trademarks;

    foreign currency exchange rate risk;

    the risk that we will be unable to successfully integrate operations that we may acquire in the future with our then existing businesses;

    risks relating to the growth of our business through acquisitions;

    the risk that announced retail rollouts of our product sales at specified venues will not occur;

    risks relating to unauthorized access to our computer networks; and

    the risk that changes in privacy law could adversely affect our ability to market our services and products effectively.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, we had $6.0 million outstanding under our revolving line of credit. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% change in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of December 31, 2008 would change our results of operations by approximately $1.8 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated February 27, 2009, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of December 31, 2008.

There has been no change over internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2008. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2008, we will file our definitive proxy statement for our 2009 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2008, 2007 and    2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)      Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)	The following is a list of all exhibits filed as a part of this report.
Exhibit Number	Description
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited1
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited2
4.1	Specimen of common share certificate3
10.1	Amended and Restated 1996 Share Option and Incentive Plan4+
10.2	Amended and Restated Non-Employee Directors' Share Option Plan5+
10.3	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options6*+
10.4	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options6**+
10.5	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options6*+
10.6	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan7***+
10.7	2004 Equity Incentive Plan8+
10.8	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan9*+
10.9	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan9**+
10.10	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan9*+
10.11	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan9**+
10.12	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw10+
10.13	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants11*+
10.14	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants11**+
10.15	Form of Restricted Share Agreement for Non-Employee Directors and Michèle Steiner Warshaw under 2004 Equity Incentive Plan of Steiner Leisure Limited12+
10.16	Form of Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants13+
10.17	Form of Performance Share Agreement for Senior Officers under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants13+
10.18	Second Amendment to Amended and Restated Credit Agreement between Steiner Leisure Limited and SunTrust Bank dated as of May 9, 2006[14]
10.19	Revolving Loan Note from Steiner Leisure Limited payable to SunTrust Bank dated as of May 9, 2006[14]
10.20	Second Amended and Restated Credit Agreement between Steiner Leisure Limited and SunTrust Bank dated as of June 28, 200715
10.21	Revolving Loan Note from Steiner Leisure Limited payable to SunTrust Bank dated as of June 28, 200715
10.22	Employment Agreement dated as of January 1, 2002 between Elemis Limited and Sean C. Harrington16+
10.23	Employment Agreement dated March 24, 2006 between Steiner Leisure Limited and Leonard I. Fluxman17+
10.24	Employment Agreement dated August 21, 2006 between Steiner Leisure Limited and Stephen Lazarus18+
10.25	Employment Agreement dated April 25, 2007 between Steiner Leisure Limited and Glenn Fusfield19+
10.25(a)	Amendment No. 1 dated September 2, 2008 to Employment Agreement dated April 25, 2007 between Steiner Leisure Limited and Glenn Fusfield20+
10.26	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Robert C. Boehm21+
10.27	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Clive E. Warshaw22+

10.28	Asset Purchase Agreement, dated January 26, 2006, among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn[23]
10.29	Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 18, 2007 grant to Clive E. Warshaw[24]+
10.30	Supply Agreement dated June 25, 2008 between Cosmetics Limited and Alban Muller International[25]
10.31	Incentive Bonus Arrangement for 2008 for Sean Harrington[26]+
10.31(a)	Incentive Bonus Arrangement for 2009 for Sean Harrington[27]+
21	List of subsidiaries of Steiner Leisure Limited[28]
23.1	Consent of Ernst & Young LLP[28]
23.2	Consent of Harry B. Sands, Lobosky and Company[28]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[28]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[28]
32.1	Section 1350 Certification of Principal Executive Officer[28]
32.2	Section 1350 Certification of Principal Financial Officer[28]

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

20Previously filed with current report on Form 8-K, dated September 3, 2008 and incorporated herein by reference.

21Previously filed with current report on Form 8-K, dated December 18, 2007 and incorporated herein by reference.

22Previously filed with annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

23Previously filed with current report on Form 8-K, dated January 26, 2006 and incorporated herein by reference.

24Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

25Previously filed with current report on Form 8-K, dated June 25, 2008 and incorporated herein by reference.

26Previously filed with quarterly report on Form 10-Q, for the quarter ended June 30, 2008 and incorporated herein by reference.

27Previously filed with current report on Form 8-K, dated November 12, 2008 and incorporated herein by reference.

28Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates, indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	February 27, 2009
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2009
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	February 27, 2009
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	February 27, 2009
/s/ DAVID S. HARRIS David S. Harris	Director	February 27, 2009
/s/ STEVEN J. PRESTON Steven J. Preston	Director	February 27, 2009

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

Management evaluated our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting and our financial statements and their reports appear on pages F-3 and F-4, respectively, in this Annual Report on Form 10-K.

Miami, Florida
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited Steiner Leisure Limited's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Steiner Leisure Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 of Steiner Leisure Limited and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 27, 2009

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,572,000	$30,510,000
Accounts receivable, net	22,166,000	26,408,000
Accounts receivable - students, net	16,947,000	15,998,000
Inventories	24,470,000	33,964,000
Prepaid expenses and other current assets	8,172,000	9,771,000
Total current assets	102,327,000	116,651,000
PROPERTY AND EQUIPMENT, net	57,607,000	65,183,000
GOODWILL	75,172,000	71,829,000
OTHER ASSETS:
Intangible assets, net	6,154,000	5,311,000
Other	8,775,000	13,237,000
Total other assets	14,929,000	18,548,000
Total assets	$250,035,000	$272,211,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,183,000	$15,149,000
Accrued expenses	25,968,000	31,122,000
Revolving line of credit	6,000,000	7,700,000
Current portion of deferred rent	1,083,000	1,079,000
Current portion of deferred tuition revenue	18,741,000	15,568,000
Gift certificate liability	4,084,000	3,424,000
Income taxes payable	1,793,000	2,290,000
Total current liabilities	66,852,000	76,332,000
DEFERRED INCOME TAX LIABILITY, NET	2,515,000	1,374,000
LONG-TERM DEFERRED RENT	10,889,000	10,943,000
LONG-TERM DEFERRED TUITION REVENUE	696,000	587,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,879,000 shares issued in 2008 and 22,443,000 shares issued
in 2007	229,000	224,000
Additional paid-in capital	130,289,000	119,428,000
Accumulated other comprehensive income (loss)	(5,975,000)	6,721,000
Retained earnings	296,204,000	250,322,000
Treasury shares, at cost, 7,829,000 shares in 2008 and
6,059,000 shares in 2007	(251,664,000)	(193,720,000)
Total shareholders' equity	169,083,000	182,975,000
Total liabilities and shareholders' equity	$250,035,000	$272,211,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Services	$360,819,000	$351,503,000	$317,731,000
Products	179,950,000	177,717,000	152,411,000
Total revenues	540,769,000	529,220,000	470,142,000
COST OF REVENUES:
Cost of services	294,908,000	283,596,000	253,772,000
Cost of products	119,005,000	127,045,000	110,744,000
Total cost of revenues	413,913,000	410,641,000	364,516,000
Gross profit	126,856,000	118,579,000	105,626,000
OPERATING EXPENSES:
Administrative	34,630,000	33,080,000	26,260,000
Salary and payroll taxes	42,029,000	37,816,000	32,844,000
Total operating expenses	76,659,000	70,896,000	59,104,000
Income from operations	50,197,000	47,683,000	46,522,000
OTHER INCOME (EXPENSE), NET:
Interest expense	(269,000)	(367,000)	(287,000)
Other income	463,000	1,595,000	1,933,000
Total other income (expense), net	194,000	1,228,000	1,646,000
Income from continuing operations before provision for income taxes	50,391,000	48,911,000	48,168,000
PROVISION FOR INCOME TAXES	4,509,000	4,214,000	2,248,000
Income from continuing operations before discontinued operations	45,882,000	44,697,000	45,920,000
INCOME FROM DISCONTINUED OPERATIONS, net of taxes	--	--	225,000
Net income	$45,882,000	$44,697,000	$46,145,000
Income per share-basic:
Income before discontinued operations	$3.01	$2.69	$2.68
Income from discontinued operations	--	--	0.01
	$3.01	$2.69	$2.69
Income per share-diluted:
Income before discontinued operations	$2.96	$2.63	$2.60
Income from discontinued operations	--	--	0.01
	$2.96	$2.63	$2.61

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2005	20,853,000	$209,000	$81,693,000	$1,710,000	$(2,518,000)	$162,888,000	$(84,354,000)	$159,628,000
Equity based compensation charge upon adoption of SAB 108	--	--	1,647,000	--	--	(1,647,000)	--	--
Deferred income tax charge upon adoption of SAB 108	--	--	--	--	--	(1,761,000)	--	(1,761,000)
BALANCE, January 1, 2006 upon adoption of SAB 108	20,853,000	209,000	83,340,000	1,710,000	(2,518,000)	159,480,000	(84,354,000)	157,867,000
Net income	--	--	--	--	--	46,145,000	--	46,145,000
Foreign currency transaction adjustment	--	--	--	4,080,000	--	--	--	4,080,000
Comprehensive income								50,225,000
Purchase of treasury shares	--	--	--	--	--	--	(49,874,000)	(49,874,000)
Stock-based compensation	--	--	5,362,000	--	--	--	--	5,362,000
Forfeiture of restricted shares of common stock	(19,000)	--	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	919,000	9,000	20,037,000	--	--	--	--	20,046,000
Issuance of restricted common shares	326,000	3,000	(3,000)	--	--	--	--	--
Adoption of SFAS No. 123R "Share-Based Payments"	--	--	(2,518,000)	--	2,518,000	--	--	--
BALANCE, December 31, 2006	22,079,000	221,000	106,218,000	5,790,000	--	205,625,000	(134,228,000)	183,626,000
Net income	--	--	--	--	--	44,697,000	--	44,697,000
Foreign currency transaction adjustment	--	--	--	931,000	--	--	--	931,000
Comprehensive income								45,628,000
Purchase of treasury shares	--	--	--	--	--	--	(59,492,000)	(59,492,000)
Tax benefit from exercise of stock options	--	--	611,000	--	--	--	--	611,000
Stock-based compensation	--	--	7,156,000	--	--	--	--	7,156,000
Forfeiture of restricted shares of common stock	(28,000)	--	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	186,000	1,000	5,445,000	--	--	--	--	5,446,000
Issuance of restricted common shares	206,000	2,000	(2,000)	--	--	--	--	--
BALANCE, December 31, 2007	22,443,000	224,000	119,428,000	6,721,000	--	250,322,000	(193,720,000)	182,975,000

(continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006 (CONTINUED)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Treasury Shares	Total
Net income	--	--	--	--	--	45,882,000	--	45,882,000
Foreign currency transaction adjustment	--	--	--	(12,696,000)	--	--	--	(12,696,000)
Comprehensive income								33,186,000
Purchase of treasury shares	--	--	--	--	--	--	(57,944,000)	(57,944,000)
Tax benefit from exercise of stock options	--	--	200,000	--	--	--	--	200,000
Stock-based compensation	--	--	8,562,000	--	--	--	--	8,562,000
Forfeiture of restricted shares of common stock	(1,000)	--	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	141,000	2,000	2,102,000	--	--	--	--	2,104,000
Issuance of restricted common shares	296,000	3,000	(3,000)	--	--	--	--	--
BALANCE, December 31, 2008	22,879,000	$229,000	$130,289,000	$(5,975,000)	$--	$296,204,000	$(251,664,000)	$169,083,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$45,882,000	$44,697,000	$46,145,000
Income from discontinued operations, net of taxes	--	--	(225,000)
Income from continuing operations	45,882,000	44,697,000	45,920,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	11,956,000	12,445,000	10,139,000
Stock-based compensation	8,562,000	7,156,000	5,362,000
Provision for doubtful accounts	2,172,000	2,738,000	1,654,000
Tax benefit from exercise of stock options	(200,000)	(611,000)	--
Deferred income tax liability (benefit)	1,141,000	1,042,000	(1,430,000)
(Increase) decrease in:
Accounts receivable	(7,382,000)	(6,002,000)	(5,996,000)
Inventories	5,558,000	(5,795,000)	(4,295,000)
Prepaid expenses and other current assets	1,072,000	(3,013,000)	(195,000)
Other assets	4,481,000	(3,926,000)	1,417,000
Increase (decrease) in:
Accounts payable	(3,421,000)	(179,000)	6,290,000
Accrued expenses	(4,152,000)	1,846,000	(547,000)
Income taxes payable	(142,000)	(279,000)	589,000
Deferred tuition revenue	587,000	(97,000)	(1,060,000)
Deferred rent	(50,000)	6,139,000	(453,000)
Gift certificate liability	660,000	394,000	328,000
Net cash provided by operating activities of continuing operations	66,724,000	56,555,000	57,723,000
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Capital expenditures	(6,248,000)	(19,107,000)	(16,989,000)
Acquisitions, net of cash acquired	(3,778,000)	(190,000)	(25,534,000)
Proceeds from sale of fixed assets	--	--	2,333,000
Net cash used in investing activities of continuing operations	(10,026,000)	(19,297,000)	(40,190,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of treasury shares	$(57,944,000)	$(59,492,000)	$(49,874,000)
Borrowings under revolving line of credit	23,000,000	17,700,000	23,000,000
Payments under revolving line of credit	(24,700,000)	(10,000,000)	(23,000,000)
Debt issuance costs	--	(93,000)	--
Tax benefit from exercise of stock options	200,000	611,000	--
Proceeds from share option exercises	2,104,000	5,446,000	20,046,000
Net cash used in financing activities of continuing operations	(57,340,000)	(45,828,000)	(29,828,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	704,000	171,000	65,000
CASH FLOWS OF DISCONTINUED OPERATIONS:
Operating cash flows	--	--	(22,000)
Investing cash flows	--	--	454,000
Net cash provided by discontinued operations	--	--	432,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	62,000	(8,399,000)	(11,798,000)
CASH AND CASH EQUIVALENTS,
Beginning of year	30,510,000	38,909,000	50,707,000
CASH AND CASH EQUIVALENTS,
End of year	$30,572,000	$30,510,000	$38,909,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$229,000	$170,000	$257,000

Income taxes	$3,874,000	$3,703,000	$2,738,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

(1)       ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider of spa services. We provide spa services in treatment and fitness facilities located on cruise ships and at resort hotels located in the United States, Caribbean, Asia, the Pacific and other locations. We sell our products on board the ships we serve, at our resort and day spas, through third party department stores, wholesale outlets, mail order and through our websites. We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation -

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2008 and 2007, cash and cash equivalents included interest-bearing deposits of $24,646,000 and $25,169,000, respectively.

We maintain our cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2008	2007
Finished goods	$18,759,000	$23,397,000
Raw materials	5,711,000	10,567,000
	$24,470,000	$33,964,000

(d)       Property and Equipment -

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Leasehold improvements are amortized over lease terms, which generally include renewal periods that may be obtained at our option that are considered significant to the continuation of our operations and to the existence of leasehold improvements the value of which would be impaired if we discontinued use of the leased property.

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of December 31, 2008, management is not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be; and recognition of gift certificate sales is generally deferred until they are utilized by customers.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Income. These amounts were $4.1 million, $4.2 million and $3.7 million in 2008, 2007 and 2006, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965, trade names, licenses and logos related to acquisitions. Such costs are amortized over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives, and therefore, no amortization occurs. Amortization expense related to these intangibles totaled $490,000, $536,000 and $524,000 in 2008, 2007 and 2006, respectively. Amortization expense is estimated to be $348,000 in 2009, $263,000 in 2010, $227,000 in 2011, $220,000 in 2012 and $218,000 in 2013.

A detail of intangibles is as follows:

	Year Ended December 31,
	2008	2007
Amortized intangible assets (various, principally trade names, licenses and logos):
Gross carrying amount	$8,886,000	$8,853,000
Less accumulated amortization	(5,949,000)	(5,459,000)
Amortized intangible assets, net	2,937,000	3,394,000

Unamortized intangible assets:
Trade names	1,343,000	913,000
Title IV rights	1,874,000	1,004,000
	3,217,000	1,917,000
Total intangible assets, net	$6,154,000	$5,311,000

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the fair value of goodwill is less than the carrying or book value. As of each of January 1, 2009, 2008 and 2007, we performed the required annual impairment test for each reporting unit level and determined there was no impairment. We have five operating segments for purposes of Goodwill reporting: (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.

The change in goodwill during 2008 and 2007 was as follows:

	Maritime	Resorts	Products	Schools	Total
Balance at December 31, 2006	$8,590,000	$24,004,000	$243,000	$38,802,000	$71,639,000
Acquired goodwill	--	--	--	190,000	190,000
Balance at December 31, 2007	8,590,000	24,004,000	243,000	38,992,000	71,829,000
Acquired goodwill	--	--	--	3,343,000	3,343,000
Balance at December 31, 2008	$8,590,000	$24,004,000	$243,000	$42,335,000	$75,172,000

(h)       Income Taxes -

We file a consolidated tax return for our U.S. domestic subsidiaries. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. We follow SFAS No. 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred income tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The majority of our income is generated outside of the United States. We believe a large percentage of our shipboard services income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.

We recognize interest and penalties within the provision for income taxes in the Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued therefore will be reduced and reflected as a reduction of the overall income tax provision.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the adoption of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, that is more than 50% likely of being realized upon ultimate settlement.

(i)       Translation of Foreign Currencies -

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Income (Loss) caption of our Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The majority of our income is generated outside of the United States. The transaction gains (losses) included in the Administrative expenses caption of our Consolidated Statements of Income were approximately ($3,638,000), $267,000 and $233,000 in 2008, 2007 and 2006, respectively. The transaction gains (losses) included in the Cost of products caption of our Consolidated Statements of Income were approximately $8,950,000, ($406,000) and ($2,799,000) in 2008, 2007 and 2006, respectively.

(j)       Earnings Per Share -

Basic earnings per share is computed by dividing the net income available to our common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options and restricted shares. A reconciliation between basic and diluted earnings per share is as follows:

	2008	2007	2006
Income from continuing operations before
discontinued operations	$45,882,000	$44,697,000	$45,920,000
Income from discontinued operations	--	--	225,000
Net income	45,882,000	44,697,000	46,145,000
Income allocable to holders of Steiner
Education Group, Inc. options	(190,000)	(55,000)	(143,000)
Net income for diluted earnings per share	$45,692,000	$44,642,000	$46,002,000

Weighted average shares outstanding used in
calculating basic earnings per share	15,253,000	16,626,000	17,134,000
Dilutive common share equivalents	180,000	364,000	462,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,433,000	16,990,000	17,596,000

Income per share-basic:
Income before discontinued operations	$3.01	$2.69	$2.68
Income from discontinued operations	--	--	0.01
	$3.01	$2.69	$2.69
Income per share-diluted:
Income before discontinued operations	$2.96	$2.63	$2.60
Income from discontinued operations	--	--	0.01
	$2.96	$2.63	$2.61
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	379,000	148,000	25,000

(k)       Use of Estimates -

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances and the useful lives of definite intangible assets and property and equipment.

(l)       Fair Value of Financial Instruments -

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit are reflected in the accompanying Consolidated Financial Statements at cost, which approximated fair value due to the short maturity of these non-cash instruments.

(m)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2008 and 2007, two customers represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students and other customers when we conclude that collection is not probable. A roll-forward of the allowance for doubtful accounts is as follows:

	2008	2007	2006
Balance at beginning of year	$6,412,000	$4,889,000	$3,397,000
Provision	2,172,000	2,738,000	1,654,000
Write-offs	(1,146,000)	(1,215,000)	(162,000)
Balance at end of year	$7,438,000	$6,412,000	$4,889,000

(n)       Stock-Based Compensation -

We reserved a total of approximately 6,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan") and under our 2004 Equity Incentive Plan (the "2004 Plan" and, collectively, with the 1996 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the, Equity Plans, the "Plans"). Under the 2004 Plan (awards may no longer be made under the other two Plans) incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. Restricted shares may also be granted under the 2004 Plan. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, options and restricted shares outstanding as of December 31, 2008, other than grants to members of the Board of Directors, vest in equal installments over three years from the date of grant, subject to accelerated vesting in certain cases. Certain of the restricted shares granted in 2008 and 2007 require for vesting the meeting of certain performance criteria. All options outstanding under the Directors' Plan as of December 31, 2008 vest one year from the date of grant, subject to accelerated vesting in certain cases.

Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense at fair value of employee share awards. Compensation expense for awards and related tax effects are recognized as the awards vest. Through December 31, 2005, we used the intrinsic value method to account for share-based awards to our employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclosed pro forma information as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). We adopted SFAS 123R using the modified prospective transition method in which we recognize compensation expense on the unvested portion of the awards over the remaining vesting period. Under this transition method, prior period results have not been restated. In addition, SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we had accounted for forfeitures as they occurred. As of January 1, 2006, the cumulative effect of adopting the expected forfeiture method and the impact on our cash flows was not significant.

The impact of adopting SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was a reduction of our net income by $737,000, $1,510,000 and $2,228,000 or $0.05, $0.09 and $0.13 on both basic and diluted earnings per share basis, respectively. Total compensation expense recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 has been included within salary and payroll taxes in our Consolidated Statements of Income.

The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of share options, less estimated forfeitures, is amortized over the vesting period using the straight-line method. The assumptions used in the Black-Scholes option-pricing model are as follows:

Year Ended December 31,
2006
Dividend yield	--
Expected volatility	52.2%
Risk free interest rate	4.5%
Expected life (in years)	4.0

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

Share options activity for 2008 is summarized in the following table:

Share Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2008	567,000	$23.95	5.62	$12,135,000
Granted	--	--
Exercised	(141,000)	14.95
Cancelled	(10,000)	26.19
Outstanding at December 31, 2008	416,000	$26.94	4.75	$1,073,000
Options exercisable at December 31, 2008	373,000	$30.03		$963,000

(1)  The intrinsic value represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2008 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/08	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/08	Weighted Average Exercise Price
Low	High
$12.39	$12.99	35,000	3.7	$12.39	35,000	$12.39
13.00	16.99	85,000	3.1	14.06	85,000	14.06
17.00	20.99	25,000	3.0	18.27	25,000	18.27
21.00	24.99	10,000	5.5	21.00	10,000	21.00
25.00	28.99	73,000	5.9	27.58	73,000	27.58
29.00	32.99	34,000	0.2	30.56	34,000	30.56
33.00	36.99	17,000	6.5	34.23	17,000	34.23
37.00	40.99	112,000	7.1	37.56	77,000	37.53
41.00	42.97	25,000	7.9	42.97	17,000	42.97
$12.39	$42.97	416,000	4.7	$26.94	373,000	$30.03

The weighted-average estimated fair value of share options granted was $14.00 during the year ended December 31, 2006. No share options were granted during the years ended December 31, 2008 and 2007, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2008, 2007 and 2006 was $3,069,000, $2,940,000 and $19,312,000, respectively. As of December 31, 2008, there was no unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans.

Restricted shares become unrestricted common shares upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the vesting period. Total compensation expense for the years ended December 31, 2008, 2007 and 2006 was $7,825,000, $5,646,000 and $3,134,000, respectively. Restricted share activity for 2008 is summarized in the following table:

Restricted Share Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2008	425,000	$42.57
Granted	296,000	28.33
Vested	(158,000)	43.35
Cancelled	(6,000)	38.70
Future vesting of non-vested shares estimated at December 31, 2008	557,000	$34.76

As of December 31, 2008, we had $14.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted share grants, which is recognized over the weighted-average period of 2.1 years after the respective dates of grant. As of December 31, 2007, we had $13.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted shares grants, which is recognized over the weighed average period of 2.3 years after the respective dates of grant. Upon adoption of SFAS No. 123(R), the $2.5 million of unearned stock compensation as of January 1, 2006 was required to be charged against additional paid-in capital.

Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, has adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permits the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share. Unlike options granted under the Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options were cancelled. During 2003, an additional 2,000 of the share options were cancelled. At December 31, 2008, 11,000 options were outstanding and vested. These options expire in March 2009.

(o)       Recent Accounting Pronouncements -

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosure requirements with respect to fair value measurements. SFAS 157 applies prospectively to fair value measurements performed after the required effective dates as follows: on January 1, 2008, the standard applied to the measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; as of January 1, 2009, the standard applied to non-recurring measurements of non-financial assets and liabilities such as our measurement of potential impairments of goodwill, other intangibles and other long-lived assets. As of January 1, 2008, we adopted the provisions of SFAS 157 for our measurement of fair value of financial instruments and recurring fair value measurements of non-financial assets and liabilities. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. We do not expect the adoption of the remaining provisions of SFAS 157 to have a material impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 was effective as of January 1, 2009. The adoption of SFAS 160 did not have an impact on our Consolidated Financial Statements.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement shall be effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends SFAS No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively. Accordingly, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

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

(q)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining our former term loan and current revolving facility and consist primarily of loan origination and other direct financing costs. These costs are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $118,000 and $50,000 in 2007 and 2006, respectively. There was no amortization expense in 2008.

(r)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of resort spas or school campuses that we operate. These amounts are being amortized over the terms of the respective leases on a straight-in basis. Amortization for 2008, 2007 and 2006 was $1,079,000, $815,000 and $509,000, respectively.

(s)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as disbursed. Advertising costs were approximately $14,519,000, $14,560,000 and $11,345,000 in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the amounts of advertising costs included in prepaid expenses were not material.

(t)     Contingent Rents and Scheduled Rent Increases -

Our resort spas, generally, are required to pay rent based on a percentage of our revenues.  In addition, for certain of our resort spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement.  Rent escalations are recorded on a straight-line basis over the term of the lease agreement.  We record contingent rent at the time it becomes probable it will exceed the minimum rent obligation per the lease agreement.  Previously recognized rental expense is reversed into income at such time that it is not probable that the specified target will be met.

(u)    Seasonality -

Our revenues are generated principally from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally the third quarter and holiday periods result in the highest revenue yields for us. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period. However, during the fourth quarter of 2008, our revenues were lower than those of the first two quarters as a result of the worsening economic condition in the United States and elsewhere. Operating costs do not fluctuate as significantly on a quarterly basis, except for school admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2008	2007
Furniture and fixtures	5-7	$16,485,000	$14,590,000
Computers and equipment	3-8	18,237,000	19,249,000
Leasehold improvements	Term of lease	75,941,000	75,735,000
		110,663,000	109,574,000
Less: Accumulated depreciation		(53,056,000)	(44,391,000)
		$57,607,000	$65,183,000

Depreciation expense of property and equipment amounted to $11,466,000, $11,773,000 and $9,547,000 in 2008, 2007 and 2006, respectively.

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

In accordance with SFAS No. 141, "Business Combinations," we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows:

Accounts receivable - students	$1,813,000
Inventories	79,000
Other current assets	51,000
Property and equipment	41,000
Goodwill and intangible assets	4,676,000
Other assets	28,000
Accounts payable and accrued expenses	(215,000)
Deferred tuition revenue	(2,695,000)
Cash used in acquisition, net of cash acquired	$3,778,000

Subsequent to August 4, 2008, we paid the previous owner of CCMT approximately $207,000 related to the finalization of a post-closing working capital adjustment. This amount was recorded in the above table as an increase to goodwill as of December 31, 2008.

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

(5)       DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.7 million as of December 31, 2008.

In 2008, 2007 and 2006, we separately reported related to our discontinued operations the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which, in prior periods, were reported on a combined basis as a single amount.

As of December 31, 2008 and 2007, we reclassified assets and liabilities held for sale to other current assets and accrued expenses, respectively.

(6)       ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2008	2007
Operative commissions	$3,497,000	$4,085,000
Minimum cruise line commissions	6,023,000	8,224,000
Payroll and bonuses	7,322,000	5,723,000
Rent	670,000	834,000
Spa build-outs	--	2,559,000
Other	8,456,000	9,697,000
Total	$25,968,000	$31,122,000

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

(7)       LONG-TERM DEBT:

In July 2001, we entered into a credit agreement with a syndicate of banks that provided for a term loan of $45 million and a revolving facility of up to $10 million. Borrowings under the credit agreement bear interest primarily at London Interbank Offered Rate ("LIBOR")- based rates plus a spread that is dependent upon our financial performance. Borrowings under the term loans were used to fund our July 2001 acquisitions of land-based spas and under the revolving facility were used for working capital needs. We have repaid both of these credits. On June 30, 2005, we entered into an amended and restated credit agreement with one of the banks in the original syndicate. The terms and conditions of the new agreement are substantially the same as the former agreement, except that there was no term loan component and the aggregate amount available for borrowing under the revolving line of credit was increased from $10 million to $20 million and the maturity date of the revolving facility was extended two years to July 2, 2007. Effective June 29, 2006, we entered into a second amended and restated credit agreement with that bank, which increased the aggregate amount available for borrowing under the revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of December 31, 2008, there was $24.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2008, we were in compliance with these financial covenants. At December 31, 2008, the interest rate under the revolving credit facility was 2.7%.

(8)       SHAREHOLDERS' EQUITY:

During 2000, our Board of Directors authorized additional common share purchases, increasing the number of shares purchasable under the previously adopted share repurchase program to approximately 3,187,000 shares. In the fourth quarter of 2004, the Board of Directors confirmed continuation of this repurchase plan, under which we were authorized to purchase up to an additional 1,285,000 of our common shares in the open market or other transactions. In June 2005, the Board of Directors approved the purchase of an additional 1,000,000 shares in such transactions. During 2005, we purchased approximately 1,589,000 shares for a total of approximately $55.0 million. Of those shares purchased, 420,000 shares were purchased from our Chairman of the Board for approximately $15.0 million based on market price on date of purchase. In June 2006, our Board of Directors approved the purchase of an additional 1,000,000 shares in the open market or other transactions. During 2006, we purchased approximately 1,233,000 shares for a total of approximately $49.9 million. In July 2007, our Board of Directors approved the purchase of an additional 1,500,000 shares in the open market or other transactions. During 2007, we purchased approximately 1,371,000 shares for a total of approximately $59.5 million. During 2007, in connection with employee-related transactions outside of our share repurchase program, 37,000 shares were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations. In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased and terminated the prior plan. During 2008, we purchased approximately 1,770,000 shares for a total of approximately $57.9 million. During 2008, in connection with employee-related transactions outside of our share repurchase program, 47,000 shares were surrendered by our employees in connection with the vesting of such restricted shares and used by us to satisfy payment of employee Federal income tax withholding obligations.

(9)      INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
U.S. Federal	$1,141,000	$1,042,000	$(1,430,000)
U.S. State	43,000	--	60,000
Foreign	3,325,000	3,172,000	3,618,000
	$4,509,000	$4,214,000	$2,248,000

Current	$3,368,000	$3,172,000	$3,678,000
Deferred	1,141,000	1,042,000	(1,430,000)
	$4,509,000	$4,214,000	$2,248,000

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows:

	Year Ended December 31,
	2008	2007	2006
Provision using statutory U.S. federal tax rate	$17,637,000	$17,119,000	$16,859,000
Income earned in jurisdictions not subject to income taxes	(11,871,000)	(12,398,000)	(13,984,000)
Other, net	(1,257,000)	(507,000)	(627,000)
	$4,509,000	$4,214,000	$2,248,000

The following is a summary of the significant components of our deferred income tax assets and liabilities:

	December 31, 2008	December 31, 2007
Deferred income tax assets:
Net operating loss carry-forwards	$28,589,000	$26,423,000
Amortization	1,969,000	1,082,000
Interest	3,877,000	3,606,000
Accounts receivable allowances	2,245,000	2,014,000
Lease obligations	87,000	448,000
Unicap and inventory reserves	399,000	240,000
Other accruals	532,000	466,000
Total deferred income tax assets	37,698,000	34,279,000

Deferred income tax liabilities:
Depreciation and amortization	(3,155,000)	(2,702,000)
Stock compensation	(3,714,000)	(3,025,000)
Total deferred income tax liabilities	(6,869,000)	(5,727,000)

	30,829,000	28,552,000
Valuation allowance	(33,344,000)	(29,926,000)
Net deferred income tax liabilities	$(2,515,000)	$(1,374,000)

Our subsidiaries have available net operating loss carry forwards ("NOLs") of approximately $72.8 million, which are available to offset future taxable income through 2027. SFAS 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the recent taxable income of our subsidiaries, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance increased (decreased) by approximately $3,418,000, $2,109,000 and ($296,000) in 2008, 2007 and 2006, respectively.

We do not expect to incur income taxes on future distributions of undistributed earnings of our foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

The Company is subject to routine audit by U.S. federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. Currently, there are no ongoing audits by U.S. federal or state tax authorities. However, there is an examination by a foreign taxing authority in Mexico. We believe this examination will be completed in 2009 and it is more likely than not that our position will be sustained; therefore, we have not established an accrual as of December 31, 2008.

There are no unrecognized tax benefits that, if recognized, would materially affect the effective tax rate.

(10)       COMPREHENSIVE INCOME (LOSS):

We follow SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of our accumulated other comprehensive income (loss) are as follows:

Foreign Currency Translation Adjustment

Balance, December 31, 2005	$1,710,000
Current year activity	4,080,000
Balance, December 31, 2006	5,790,000
Current year activity	931,000
Balance, December 31, 2007	6,721,000
Current year activity	(12,696,000)
Balance, December 31, 2008	$(5,975,000)

(11)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2008:

Year	Amount
2009	$41,581,000
2010	43,100,000
2011	29,031,000
2012	17,612,000
2013	3,600,000
Thereafter	3,600,000
$138,524,000

The cruise line agreements have specified terms, ranging from one to six years with an average remaining term per ship of approximately three years as of February 11, 2009 (unaudited). Cruise line agreements that expire within one year covered 27 of the 130 ships served by us as of February 11, 2009 (unaudited). These 27 ships accounted for approximately 11.1% of our 2008 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of total revenues in 2008, 2007 and 2006, respectively: Carnival (including Carnival, Costa, Cunard (which we served until November 2008), Holland America, Ibero, P&O Australia, P&O European Ferries, Princess, Seabourn, but excluding for 2007 Windstar, which was sold by Carnival in April 2007) - 33.3%, 33.4% and 33.7% and Royal Caribbean (including Celebrity and Azamara) - 19.6%, 20.0% and 20.8%. These companies also account for 103 of the 130 ships we served as of February 11, 2009 (unaudited). If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could adversely affect our financial condition and results of operations.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the resorts where we operate spas. The resort spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our resort spas, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $13,437,000, $11,940,000 and $11,788,000 in rental expense under operating leases in 2008, 2007 and 2006, respectively.

Minimum annual commitments under operating leases at December 31, 2008 are as follows:

Year	Amount
2009	$10,001,000
2010	9,379,000
2011	8,509,000
2012	7,595,000
2013	6,937,000
Thereafter	16,842,000
$59,263,000

(c)       Employment and Consulting Agreements -

We have entered into employment agreements with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $2,389,000, $1,492,000 and $2,800,000 in compensation expense under these employment agreements in 2008, 2007 and 2006, respectively.

Future minimum annual commitments under our employment agreements at December 31, 2008 are as follows:

Year	Amount
2009	$2,806,000
2010	2,384,000
2011	1,576,000
2012	417,000
$7,183,000

(d)       Product Supply Agreement -

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

(e)       Product Liability -

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products.  Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products.  If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us.

(f)       Governmental Regulation -

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of the Higher Education Act ("HEA") administered by the U.S. Department of Education ("DOE"). For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate federal and state authorities and agencies recognized by the DOE and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

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

To participate in federal student financial aid programs under the HEA, schools must meet certain measures of financial responsibility under DOE regulations, including achieving an acceptable composite score, which is calculated by combining the result of three separate financial ratios.  If the composite score is below the minimum acceptable requirement but above a designated threshold level, the school may take advantage of a "zone alternative" that allows it to continue to participate in the Title IV programs for up to three years under certain requirements, including additional monitoring procedures and the heightened cash monitoring or reimbursement method of payment.  If a school's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the school will be required to post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs, and may be subject to zone alternative and other requirements.  While currently none of our schools is required to post such DOE letter of credit or accept such other conditions, if our schools fail to satisfy the applicable standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in federal student financial aid programs, could adversely affect the results of operations of our schools.

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

State authorization and accreditation by an accrediting agency recognized by the DOE also are required for an institution to participate in the federal student financial aid programs.  Requirements for state authorization and accreditation vary substantially among the applicable agencies.  Loss of state authorization or accreditation by one or more of our campuses could have a material adverse effect on our student population and revenue.

In December 2008, three campuses of our schools were notified of compliance concerns by their respective accrediting agencies as follows:

  The Pompano Beach campus of Florida College of National Health was the subject of a probation order primarily due to completion and placement rates for some of its programs. As this campus is also a main campus, any loss of accreditation would also apply to its branch campuses in Orlando, Sarasota and Miami, Florida.

  Our Baltimore School of Massage's home campus was the subject of a show cause order, primarily due to completion and placement rates at certain of its programs. As this campus is also a main campus, any loss of accreditation would also apply to its branch campus in York, Pennsylvania.

  The Aurora, Colorado branch campus of UCMT was the subject of a programmatic show cause order with respect to one of its programs, primarily due to completion rates.

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by one or more of these schools to satisfactorily resolve these orders could have a material adverse effect on our business, results of operations and financial condition.

(g)       Legal Proceedings -

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, there are no claims or proceedings which, in the opinion of management, would, if decided adversely to us, have a material adverse effect on our operations or financial position.

(12)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease in this new facility. The lessor for this facility is a company which is owned by certain members of the family of the Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $256,000, $276,000 and $254,000 in 2008, 2007 and 2006, respectively. Future annual commitments under the lease are $200,000 for the remaining term of the lease, subject to increases in 2010 and 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2008, 2007 and 2006, respectively.

(13)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of our employees. For the years ended December 31, 2008, 2007 and 2006, the aggregate contribution to the plan was $462,000, $229,000 and $181,000, respectively.

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

We operate in three reportable segments: (1) Spa Operations, which provides spa services onboard cruise ships, at resort hotels and at two day spas; (2) Products, which sells a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows:

Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Identifiable Assets

2008
Spa Operations	$417,112,000	$32,764,000	$7,970,000	$3,318,000	$151,519,000
Products	96,269,000	5,598,000	2,077,000	1,611,000	78,986,000
Schools	50,576,000	4,677,000	1,324,000	829,000	81,986,000
Other	(23,188,000)	7,158,000	585,000	490,000	(62,456,000)
	$540,769,000	$50,197,000	$11,956,000	$6,248,000	$250,035,000

2007
Spa Operations	$416,350,000	$37,982,000	$8,204,000	$14,569,000	$167,201,000
Products	96,723,000	5,087,000	1,889,000	2,859,000	89,852,000
Schools	45,973,000	2,296,000	1,486,000	1,317,000	75,123,000
Other	(29,826,000)	2,318,000	866,000	362,000	(59,965,000)
	$529,220,000	$47,683,000	$12,445,000	$19,107,000	$272,211,000
2006
Spa Operations	$382,092,000	$34,935,000	$7,186,000	$13,058,000	$155,528,000
Products	73,297,000	6,945,000	1,101,000	1,984,000	63,604,000
Schools	39,275,000	3,404,000	1,004,000	1,786,000	77,809,000
Other	(24,522,000)	1,238,000	848,000	161,000	(39,171,000)
	$470,142,000	$46,522,000	$10,139,000	$16,989,000	$257,770,000

Included in identifiable assets are assets held for sale. Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $42.4 million, respectively, as of December 31, 2008 and $32.6 million, $0.2 million and $39.0 million, respectively, as of December 31, 2007.

(15)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographical information is as follows:

	Year Ended December 31,
	2008	2007	2006
Revenues:
United States	$104,192,000	$106,533,000	$93,648,000
United Kingdom	49,940,000	45,108,000	33,127,000
Not connected to a country	345,125,000	334,917,000	300,886,000
Other	41,512,000	42,662,000	42,481,000
Total	$540,769,000	$529,220,000	$470,142,000

	December 31,
	2008	2007
Property and Equipment, net
United States	$25,377,000	$29,426,000
United Kingdom	4,281,000	5,771,000
Not connected to a country	1,655,000	1,693,000
Other	26,294,000	28,293,000
Total	$57,607,000	$65,183,000

(16)       UNAUDITED QUARTERLY DATA (In thousands, except per share data):

	Fiscal Year 2008				Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$136,716	$135,673	$144,683	$123,697	$123,737	$129,839	$140,431	$135,213
Gross profit	29,439	29,556	34,364	33,497	28,496	29,380	29,977	30,726
Administrative, salary and payroll taxes	18,877	17,962	19,245	20,575	17,147	17,002	17,784	18,963
Net income	9,703	10,571	13,792	11,816	10,779	11,562	11,373	10,983
Basic earnings per share	$0.62	$0.69	$0.91	$0.81	$0.63	$0.68	$0.69	$0.68
Diluted earnings per share	$0.61	$0.68	$0.89	$0.79	$0.62	$0.67	$0.68	$0.67
As a Percentage of Revenues:
Gross profit (1)	21.5%	21.8%	23.8%	27.1%	23.0%	22.6%	21.3%	22.7%
Administrative, salary and payroll taxes	13.8%	13.2%	13.3%	16.6%	13.9%	13.1%	12.7%	14.0%
Net income	7.1%	7.8%	9.5%	9.6%	8.7%	8.9%	8.1%	8.1%

Notes:

(1) The third and fourth quarter gross profit of 2008 includes a foreign exchange gain of $2.6 million and $6.3 million, respectively.