Form 10-Q
period 2009-03-31
STEINER LEISURE LTD
filed 2009-05-08
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check 4 whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [X ]  Yes    [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]  Yes         [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 30, 2009, the registrant had 14,562,758 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$31,691,000	$30,572,000
Accounts receivable, net	21,913,000	22,166,000
Accounts receivable - students, net	18,672,000	16,947,000
Inventories	23,020,000	24,470,000
Prepaid expenses and other current assets	8,805,000	8,172,000
Total current assets	104,101,000	102,327,000
PROPERTY AND EQUIPMENT, net	55,456,000	57,607,000
GOODWILL	75,405,000	75,172,000
OTHER ASSETS:
Intangible assets, net	6,058,000	6,154,000
Other	10,889,000	8,775,000
Total other assets	16,947,000	14,929,000
Total assets	$251,909,000	$250,035,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,142,000	$9,183,000
Accrued expenses	19,866,000	25,968,000
Revolving line of credit	--	6,000,000
Current portion of deferred rent	1,082,000	1,083,000
Current portion of deferred tuition revenue	23,567,000	18,741,000
Gift certificate liability	3,730,000	4,084,000
Income taxes payable	1,365,000	1,793,000
Total current liabilities	59,752,000	66,852,000
DEFERRED INCOME TAX LIABILITIES, NET	2,812,000	2,515,000
LONG-TERM DEFERRED RENT	10,769,000	10,889,000
LONG-TERM DEFERRED TUITION REVENUE	830,000	696,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,874,000 shares issued in 2009 and 22,879,000 shares issued in 2008	229,000	229,000
Additional paid-in capital	132,380,000	130,289,000
Accumulated other comprehensive loss	(6,568,000)	(5,975,000)
Retained earnings	304,147,000	296,204,000
Treasury shares, at cost, 7,862,000 shares in 2009 and 7,829,000
shares in 2008	(252,442,000)	(251,664,000)
Total shareholders' equity	177,746,000	169,083,000
Total liabilities and shareholders' equity	$251,909,000	$250,035,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Services	$83,338,000	$91,163,000
Products	33,809,000	45,553,000
Total revenues	117,147,000	136,716,000
COST OF REVENUES:
Cost of services	67,483,000	73,884,000
Cost of products	25,029,000	33,393,000
Total cost of revenues	92,512,000	107,277,000
Gross profit	24,635,000	29,439,000
OPERATING EXPENSES:
Administrative	6,311,000	8,122,000
Salary and payroll taxes	9,616,000	10,755,000
Total operating expenses	15,927,000	18,877,000
Income from operations	8,708,000	10,562,000
OTHER INCOME (EXPENSE):
Interest expense	(38,000)	(100,000)
Other income	114,000	138,000
Total other income (expense)	76,000	38,000
Income before provision for income taxes	8,784,000	10,600,000
PROVISION FOR INCOME TAXES	841,000	897,000
Net income	$7,943,000	$9,703,000
Income per share:
Basic	$0.55	$0.62
Diluted	$0.54	$0.61

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,943,000	$9,703,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,685,000	3,116,000
Stock-based compensation	2,083,000	1,917,000
Provision for doubtful accounts	726,000	487,000
Deferred income tax liability	297,000	264,000

(Increase) decrease in:
Accounts receivable	(2,756,000)	1,944,000
Inventories	1,265,000	(321,000)
Prepaid expenses and other current assets	(663,000)	(1,237,000)
Other assets	(2,114,000)	1,026,000
Increase (decrease) in:
Accounts payable	1,024,000	(3,836,000)
Accrued expenses	(6,050,000)	(5,625,000)
Income taxes payable	(426,000)	(407,000)
Deferred tuition revenue	4,960,000	3,411,000
Deferred rent	(121,000)	(241,000)
Gift certificate liability	(354,000)	(190,000)
Net cash provided by operating activities	8,499,000	10,011,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(617,000)	(1,560,000)
Acquisitions, net of cash acquired	(233,000)	--
Net cash used in investing activities	(850,000)	(1,560,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(778,000)	$(22,528,000)
Borrowings under revolving line of credit	--	15,000,000
Payments under revolving line of credit	(6,000,000)	(7,700,000)
Proceeds from share option exercises	--	17,000
Net cash used in financing activities	(6,778,000)	(15,211,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	248,000	(10,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,119,000	(6,770,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	30,572,000	30,510,000
CASH AND CASH EQUIVALENTS,
End of period	$31,691,000	$23,740,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$64,000	$43,000

Income taxes	$965,000	$1,048,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three months ended March 31, 2009 and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 Consolidated Balance Sheet included herein was extracted from the December 31, 2008 audited Consolidated Balance Sheet included in our 2008 Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of Accounts Receivable and Accounts Receivable - Students, inventories, deferred tax assets, loss contingencies, long-lived assets and goodwill and the useful lives of intangible assets and property and equipment.
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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Finished goods	$17,224,000	$18,759,000
Raw materials	5,796,000	5,711,000
	$23,020,000	$24,470,000

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of March 31, 2009, management is not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As of each of January 1, 2009 and 2008, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of March 31, 2009, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.
(d)	Income Taxes

We file a consolidated income tax return for our United States subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. The Company follows SFAS 109, "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. SFAS 109 permits the recognition of deferred tax assets. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. We believe that a large percentage of our shipboard income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.

In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We are disputing the assessment and are uncertain as to when it will be resolved. We believe that it is more likely than not that our position will be sustained, therefore, we have not established an accrual with respect to that assessment as of March 31, 2009.

(e)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates. Income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains, which are reflected in Administrative Expenses, were approximately $3,000 and $213,000 for the three months ended March 31, 2009 and 2008, respectively. The transaction gains which were reflected in Cost of Products were approximately $392,000 and $75,000 for the three months ended March 31, 2009 and 2008, respectively.
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

	Three Months Ended March 31,
	2009	2008

Net income	$7,943,000	$9,703,000
Income allocable to holders of Steiner Education Group, Inc. options	(105,000)	(3,000)
Net income for diluted earnings per share	$7,838,000	$9,700,000

Weighted average shares outstanding used in calculating basic earnings per share	14,516,000	15,736,000
Dilutive common share equivalents	75,000	179,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,591,000	15,915,000

Income per common share:
Basic	$0.55	$0.62

Diluted	$0.54	$0.61

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	420,000	145,000

The Company issued 1,000 of its common shares upon the exercise of share options during the three months ended March 31, 2008. No share options were exercised during the three months ended March 31, 2009.

(g)	Stock-Based Compensation

The Company granted 10,000 restricted shares during the three months ended March 31, 2008. No other stock-based compensation was granted during the three months ended March 31, 2009.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,303,000 and $3,713,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  These issuance's amend SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The release also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt FSP FAS 107-1 and APB 28-1 and provide the additional disclosure required therein during the second quarter of 2009.

In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-4").  FSP FAS 157-4 provides guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, "Fair Value Measurements."  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of FSP FAS 157-4 during second quarter 2009 and do not expect the adoption of this accounting pronouncement to have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2, and Emerging Issues Task Force ("EITF") No. 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments."  This release provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments to more effectively communicate when an other-than-temporary impairment event has occurred.  This Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of this staff position during second quarter 2009 and do not expect the adoption of this accounting pronouncement to have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

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

(4)	CONTINGENCIES:

(a)	Discontinued Operations

In connection with the sales of our day spa assets to third parties, we remain liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.6 million as of March 31, 2009.
(b)	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, other than as described below, there are no claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain such coverage or indemnity for the lack thereof.

While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain insurance coverage or indemnity in lieu thereof, we are vigorously defending against this claim based, among other things, on the fact that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. We did not record any liability related to this loss contingency, as we do not believe that any loss with respect to this matter is probable under SFAS 5. Should we be found liable in this matter, and we do not have any or sufficient insurance coverage or indemnification for such non-coverage, the amount of any judgment for such liability and the amount that we may be required to pay in connection with such judgment could have a material adverse effect on our operations, cash flows and financial position.

(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	March 31,	December 31,
	2009	2008

Operative commissions	$2,553,000	$3,497,000
Minimum cruise line commissions	3,049,000	6,023,000
Payroll and bonuses	4,884,000	7,322,000
Rent	1,131,000	670,000
Other	8,249,000	8,456,000
Total	$19,866,000	$25,968,000

Under most of our concession agreements with cruise lines and certain of our leases with resort spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. Accordingly, these minimum annual payments are expenses/accrued over the applicable 12-month period in accordance with the provisions of SFAS 5, "Accounting for Contingencies."

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
(6)	LONG-TERM DEBT:

Effective June 29, 2006, we entered into a second amended and restated credit agreement with our bank, which increased the aggregate amount available for borrowing under our revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of March 31, 2009, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2009, we were in compliance with these financial covenants. At March 31, 2009, the interest rate under the revolving credit facility was 2.7%.
(7)	COMPREHENSIVE INCOME:

We follow SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$7,943,000	$9,703,000
Foreign currency translation adjustments	(593,000)	(7,000)
Comprehensive income	$7,350,000	$9,696,000

(8)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the three months ended March 31, 2009, we purchased approximately 33,000 shares for approximately $0.8 million. These shares were surrendered by our employees to cover withholding taxes due in connection with the vesting of restricted shares. During the three months ended March 31, 2008, we purchased approximately 646,000 shares for approximately $22.5 million.
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

We operate in three reportable segments: (1) Spa Operations which provides spa services onboard cruise ships, at resort hotels and at two day spas; (2) Products, which sell a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
Spa Operations	$89,091,000	$107,292,000
Products	18,724,000	23,994,000
Schools	14,705,000	11,731,000
Other	(5,373,000)	(6,301,000)
Total	$117,147,000	$136,716,000
Income from Operations:
Spa Operations	$6,298,000	$10,655,000
Products	677,000	376,000
Schools	2,567,000	618,000
Other	(834,000)	(1,087,000)
Total	$8,708,000	$10,562,000

	March 31,	December 31,
	2009	2008
Identifiable Assets:
Spa Operations	$154,684,000	$151,519,000
Products	80,063,000	78,986,000
Schools	80,451,000	81,986,000
Other	(63,289,000)	(62,456,000)
Total	$251,909,000	$250,035,000

Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $42.6 million, respectively, as of March 31, 2009 and $32.6 million, $0.2 million and $42.4 million, respectively, as of December 31, 2008.

(10)	GEOGRAPHICAL INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographical information is as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
United States	$26,160,000	$28,129,000
United Kingdom	9,078,000	12,096,000
Not connected to a country	73,426,000	84,935,000
Other	8,483,000	11,556,000
Total	$117,147,000	$136,716,000

	March 31,	December 31,
	2009	2008
Property and Equipment, net:
United States	$24,310,000	$25,377,000
United Kingdom	3,929,000	4,281,000
Not connected to a country	1,731,000	1,655,000
Other	25,486,000	26,294,000
Total	$55,456,000	$57,607,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The success of the cruise and resort industries, as well as our business, is impacted by economic conditions. The overall weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and resort industries and our business, including our retail beauty products sales. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and resort vacations and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008 and the first quarter of 2009 were adversely affected and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

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

Weather also can impact our results. The multiple destructive hurricanes that hit the Southern United States and other regions several years ago caused cancellation or disruption of certain cruises and the closure of certain of our resort spas and campuses of our massage and beauty schools, which had adverse effects on us. In addition, the strong tsunami that hit various Asian regions in December 2004 resulted in damage to, and the closing of, most of our operations in the Maldives during much of 2005. In 2006, we closed two campuses of Utah College of Massage Therapy ("UCMT") for several days due to severe snow conditions and Connecticut Center for Massage Therapy ("CCMT") also has experienced closures as a result of snow conditions.

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

Key Performance Indicators

Spa Operations. A measure of performance we have used in connection with our periodic financial disclosure relating to our cruise line operations is that of revenue per staff per day. In using that measure, we have differentiated between our revenue per staff per day on ships with large spas and other ships we serve. Our revenue per staff per day has been affected by the increasing requirements of cruise lines that we place additional non-revenue producing staff on ships with large spas to help maintain a high quality guest experience. We also utilize, as a measure of performance for our cruise line operations, our average weekly revenues. We use these measures of performance because they assist us in determining the productivity of our staff, which we believe is a critical element of our operations. With respect to our resort spas, we measure our performance primarily through average weekly revenues over applicable periods of time.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for 2008 filed with the Securities and Exchange Commission. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

The allocable portions discussed above are based on the portion of maritime revenues represented by product or service revenues.

Cost of revenues may be affected by, among other things, sales mix, production levels, currency exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line and land-based spa agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual payments over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and resort spa and day spa venue owners that replace expiring agreements.

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

Goodwill and Intangibles

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and intangibles is less than the carrying value. As of March 31, 2009, we had goodwill of $75.4 million and unamortized intangibles of  $6.1 million. As of January 1, 2009, we performed the required annual goodwill impairment test and determined there was no impairment of goodwill. The Company believes that, as of March 31, 2009, no indicators of impairment of our goodwill and intangibles were present which would warrant an interim impairment test.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.3 million as of March 31, 2009, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  These issuances amend SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The release also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt FSP FAS 107-1 and APB 28-1 and provide the additional disclosure required therein during the second quarter of 2009.

In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-4").  FSP FAS 157-4 provides guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, "Fair Value Measurements."  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and do not expect the adoption of this accounting pronouncement to have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2, and Emerging Issues Task Force ("EITF") No. 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments."  This release provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments to more effectively communicate when an other-than-temporary impairment event has occurred.  This Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of this staff position during the second quarter of 2009 and do not expect the adoption of this accounting pronouncement to have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Services	71.1%	66.7%
Products	28.9	33.3
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	57.6	54.0
Cost of products	21.4	24.4
Total cost of revenues	79.0	78.4
Gross profit	21.0	21.6
Operating expenses:
Administrative	5.4	5.9
Salary and payroll taxes	8.2	7.9
Total operating expenses	13.6	13.8
Income from operations	7.4	7.8
Other income (expense):
Interest expense	--	(0.1)
Other income	0.1	0.1
Total other income (expense)	0.1	--
Income before provision for income taxes	7.5	7.8
Provision for income taxes	0.7	0.7
Net income	6.8%	7.1%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2009 and 2008, respectively, were as follows:

	Three Months Ended March 31,		% Change
Revenue:	2009	2008
Spa Operations Segment	$89,091,000	$107,292,000	(17.0%)
Products Segment	18,724,000	23,994,000	(22.0%)
Schools Segment	14,705,000	11,731,000	25.4%
Other	(5,373,000)	(6,301,000)	N/A
Total	$117,147,000	$136,716,000	(14.3%)

Total revenues decreased approximately 14.3%, or $19.6 million, to $117.1 million in the first quarter of 2009 from $136.7 million in the first quarter of 2008. Of this decrease, $7.8 million was attributable to a decrease in services revenues and $11.8 million was attributable to a decrease in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues decreased approximately 17.0%, or $18.2 million, to $89.1 million in the first quarter of 2009 from $107.3 million in the first quarter of 2008. Average weekly revenues for our resorts decreased 19.5% to $23,718 in the first quarter of 2009 from $29,470 in the first quarter of 2008. We had an average of 2,085 shipboard staff members in service in the first quarter of 2009, compared to an average of 2,008 shipboard staff members in service in the first quarter of 2008. Revenues per shipboard staff per day decreased by 17.0% to $391 in the first quarter of 2009 from $471 in the first quarter of 2008. Average weekly revenues for our shipboard spas decreased by 12.4% to $45,437 in the first quarter of 2009 from $51,895 in the first quarter of 2008. The decrease in revenues and the key performance indicators referenced above were primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Product segment revenues decreased approximately 22.0%, or $5.3 million to $18.7 million in the first quarter of 2009 from $24.0 million in the first quarter of 2008. This decrease is primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers.

School Segment Revenues. School segment revenues increased approximately 25.4%, or $3.0 million to $14.7 million in the first quarter of 2009 from $11.7 million in the first quarter of 2008. This increase in revenues was primarily attributable to increased enrollments, otherwise increased student populations and the purchase of CCMT.

COST OF SERVICES

Cost of services decreased $6.4 million to $67.5 million in the first quarter of 2009 from $73.9 million in the first quarter of 2008. Cost of services as a percentage of services revenues was 81.0% in both the first quarter of 2009 and 2008. This lack of change in cost of services as a percentage of service revenues was primarily due to the improved performance of our Schools segment. This increase was partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the first quarter of 2009 compared to the first quarter of 2008.

COST OF PRODUCTS

Cost of products decreased $8.4 million to $25.0 million in the first quarter of 2009 from $33.4 million in the first quarter of 2008. Cost of products as a percentage of products revenue increased to 74.0% in the first quarter of 2009 from 73.3% in the first quarter of 2008. This increase was primarily attributable to an increase in commissions allocable to products on cruise ships covered by agreements that provide for increases in commissions in the first quarter of 2009 compared to the fist quarter of 2008.

OPERATING EXPENSES

Operating expenses decreased $3.0 million to $15.9 million in the first quarter of 2009 from $18.9 million in the first quarter of 2008. Operating expenses as a percentage of revenues decreased to 13.6% in the first quarter of 2009 from 13.8% in the first quarter of 2008. This decrease was primarily attributable to our implementation of increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2009 and 2008, respectively, was as follows:

	For the Three Months Ended March 31,		% Change
Income from Operations:	2009	2008
Spa Operations Segment	$6,298,000	$10,655,000	(40.9%)
Products Segment	677,000	376,000	80.1%
Schools Segment	2,567,000	618,000	315.4%
Other	(834,000)	(1,087,000)	N/A
Total	$8,708,000	$10,562,000	(17.6%)

The decrease in operating income in the Spa Operations segment was primarily attributable to a softening of the economy worldwide. The increase in operating income in the Products segment was primarily attributable to increased cost controls, which were partially offset by a softening of the economy worldwide. The increase in the operating income in the Schools segment was attributable to increased enrollments, otherwise increased student populations and the purchase of CCMT.

OTHER INCOME (EXPENSE)

Other income (expense) increased due to lower amounts being outstanding on our revolving line of credit in the first quarter of 2009 as compared to the first quarter of 2008.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.1 million to $0.8 million in the first quarter of 2009 from $0.9 million in the first quarter of 2008. Provision for income taxes increased to an overall effective rate of 9.6% in the first quarter of 2009 from 8.5% in the first quarter of 2008. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the first quarter of 2009 than such income represented in the first quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2009, net cash provided by operating activities was approximately $8.5 million compared with $10.0 million for the three months ended March 31, 2008. This decrease was attributable to a decrease in net income and changes in working capital.

During the three months ended March 31, 2009, cash used in investing activities was $0.9 million compared with $1.6 million for the three months ended March 31, 2008. This decrease was primarily attributable to our incurring lower capital expenditures to build out resort spa facilities during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

During the three months ended March 31, 2009, cash used in financing activities was $6.8 million compared with $15.2 million for the three months ended March 31, 2008. This decrease in cash used in financing activities was primarily attributable to the purchase of less of our common shares during the three months ended March 31, 2009 than were purchased during the three months ended March 31, 2008.

Steiner Leisure had working capital of approximately $44.3 million at March 31, 2009, compared to working capital of approximately $35.5 million at December 31, 2008.

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.6 million as of March 31, 2009.

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased. At that time, our Board of Directors also terminated the prior plan. During the three months ended March 31, 2009, we purchased approximately 33,000 shares for approximately $0.8 million. These shares were surrendered by our employees to cover withholding taxes due in connection with the vesting of restricted shares. During the three months ended March 31, 2008, we purchased approximately 646,000 shares for approximately $22.5 million. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

Financing Activities

Effective June 29, 2006, we entered into a second amended and restated credit agreement with our bank, which increased the aggregate amount available for borrowing under our revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of March 31, 2009, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2009, we were in compliance with these financial covenants. At March 31, 2009, the interest rate under the revolving credit facility was 2.7%.

We believe that cash generated from our operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic recession, such as currently being encountered, or high inflation, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and resort industry upon which we are dependent, and the current period of economic recession is having such an effect. This has adversely affected our results of operations and financial condition. Continuation or worsening of the adverse economic conditions in North America and elsewhere and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition during the period of such continuation or worsening.

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
    our future resort spa activities, including scheduled openings of any additional resort spas;
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

    our dependence on the cruise industry and the resort industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability, or which are susceptible to significant adverse weather conditions, and the risk of maritime accidents or disasters, passenger disappearances and piracy or terrorist attacks at sea or elsewhere and the adverse publicity associated with the foregoing;

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

    the ability of the resort operators under certain of our resort spa agreements to terminate those agreements under certain circumstances;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2009, we had no amounts outstanding under our revolving line of credit. Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% change in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of March 31, 2009 would change our results of operations by approximately $1.8 million.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There has been no change over internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, other than as described below, there are no claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain such coverage or indemnity for the lack thereof.

While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain insurance coverage or indemnity in lieu thereof, we are vigorously defending against this claim based, among other things, on the fact that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. Should we be found liable in this matter, and we do not have any or sufficient insurance coverage or indemnification for such non-coverage, the amount of any judgment for such liability and the amount that we may be required to pay in connection with such judgment could have a material adverse effect on our operations, cash flows and financial position.

Item 1A.	Risk Factors

There were no material changes during the first quarter of 2009 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2009:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2009 through January 31, 2009	14,217	$25.28	--	$50,261,102
February 1, 2009 through February 28, 2009	--	--	--	50,261,102
March 1, 2009 through March 31, 2009	19,095	21.95	--	50,261,102
Total	33,312	$23.37	--	$50,261,102

(1) As of February 27, 2008, the existing repurchase plan, which authorized the repurchase of a specified number of shares, was replaced with a plan that authorizes the purchase of up to $100 million of the Company's common shares in the open market or other transactions.

During the three months ended March 31, 2009, 33,312 shares were surrendered by our employees in connection with the vesting of restricted shares and were used to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

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

Dated: May 8, 2009

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