Form 10-Q
period 2009-06-30
STEINER LEISURE LTD
filed 2009-08-07
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

On July 30, 2009, the registrant had 14,582,076 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$47,890,000	$30,572,000
Accounts receivable, net	19,553,000	22,166,000
Accounts receivable - students, net	17,681,000	16,947,000
Inventories	23,750,000	24,470,000
Prepaid expenses and other current assets	9,170,000	8,172,000
Total current assets	118,044,000	102,327,000
PROPERTY AND EQUIPMENT, net	54,123,000	57,607,000
GOODWILL	75,405,000	75,172,000
OTHER ASSETS:
Intangible assets, net	5,952,000	6,154,000
Other	10,253,000	8,775,000
Total other assets	16,205,000	14,929,000
Total assets	$263,777,000	$250,035,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,703,000	$9,183,000
Accrued expenses	21,368,000	25,968,000
Revolving line of credit	--	6,000,000
Current portion of deferred rent	1,082,000	1,083,000
Current portion of deferred tuition revenue	22,756,000	18,741,000
Gift certificate liability	3,721,000	4,084,000
Income taxes payable	903,000	1,793,000
Total current liabilities	55,533,000	66,852,000
DEFERRED INCOME TAX LIABILITIES, NET	3,109,000	2,515,000
LONG-TERM DEFERRED RENT	10,510,000	10,889,000
LONG-TERM DEFERRED TUITION REVENUE	749,000	696,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,900,000 shares issued in 2009 and 22,879,000 shares issued in 2008	229,000	229,000
Additional paid-in capital	134,577,000	130,289,000
Accumulated other comprehensive loss	(937,000)	(5,975,000)
Retained earnings	312,476,000	296,204,000
Treasury shares, at cost, 7,863,000 shares in 2009 and 7,829,000
shares in 2008	(252,469,000)	(251,664,000)
Total shareholders' equity	193,876,000	169,083,000
Total liabilities and shareholders' equity	$263,777,000	$250,035,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Services	$82,769,000	$89,280,000	$166,107,000	$180,443,000
Products	34,857,000	46,393,000	68,666,000	91,946,000
Total revenues	117,626,000	135,673,000	234,773,000	272,389,000
COST OF REVENUES:
Cost of services	67,191,000	73,551,000	134,674,000	147,435,000
Cost of products	28,754,000	32,566,000	53,783,000	65,959,000
Total cost of revenues	95,945,000	106,117,000	188,457,000	213,394,000
Gross profit	21,681,000	29,556,000	46,316,000	58,995,000
OPERATING EXPENSES:
Administrative	3,770,000	7,696,000	10,081,000	15,818,000
Salary and payroll taxes	8,719,000	10,266,000	18,335,000	21,021,000
Total operating expenses	12,489,000	17,962,000	28,416,000	36,839,000
Income from operations	9,192,000	11,594,000	17,900,000	22,156,000
OTHER INCOME (EXPENSE):
Interest expense	(30,000)	(115,000)	(68,000)	(215,000)
Other income	43,000	113,000	157,000	251,000
Total other income (expense)	13,000	(2,000)	89,000	36,000
Income before provision for income taxes	9,205,000	11,592,000	17,989,000	22,192,000
PROVISION FOR INCOME TAXES	876,000	1,021,000	1,717,000	1,918,000
Net income	$8,329,000	$10,571,000	$16,272,000	$20,274,000
Income per share:
Basic	$0.57	$0.69	$1.12	$1.30
Diluted	$0.56	$0.68	$1.10	$1.29

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,272,000	$20,274,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,467,000	6,104,000
Stock-based compensation	3,955,000	3,833,000
Provision for doubtful accounts	1,018,000	833,000
Deferred income tax liability	594,000	550,000

(Increase) decrease in:
Accounts receivable	4,784,000	2,602,000
Inventories	1,999,000	2,867,000
Prepaid expenses and other current assets	(790,000)	(653,000)
Other assets	(1,472,000)	2,375,000
Increase (decrease) in:
Accounts payable	(3,845,000)	(5,839,000)
Accrued expenses	(5,036,000)	(6,062,000)
Income taxes payable	(866,000)	(502,000)
Deferred tuition revenue	4,068,000	989,000
Deferred rent	(380,000)	(486,000)
Gift certificate liability	(363,000)	(192,000)
Net cash provided by operating activities	25,405,000	26,693,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,272,000)	(3,008,000)
Acquisitions, net of cash acquired	(233,000)	--
Net cash used in investing activities	(1,505,000)	(3,008,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(805,000)	$(22,557,000)
Borrowings under revolving line of credit	--	15,000,000
Payments under revolving line of credit	(6,000,000)	(22,700,000)
Proceeds from share option exercises	325,000	445,000
Net cash used in financing activities	(6,480,000)	(29,812,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(102,000)	24,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	17,318,000	(6,103,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	30,572,000	30,510,000
CASH AND CASH EQUIVALENTS,
End of period	$47,890,000	$24,407,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$88,000	$201,000

Income taxes	$1,379,000	$1,872,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. In preparing the accompanying unaudited condensed consolidated financial statements, management has evaluated subsequent events through August 7, 2009 (the financial statement issue date). The unaudited results of operations for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 Consolidated Balance Sheet included herein was extracted from the December 31, 2008 audited Consolidated Balance Sheet included in our 2008 Annual Report on Form 10-K.

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

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider of spa services. We provide spa services in treatment and fitness facilities located on cruise ships and at resort hotels located in the United States, the Caribbean, Asia, the Pacific and other locations. We sell our products on board the ships we serve, at our resort and day spas, through third party department stores, wholesale outlets, mail order and through our websites. We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Finished goods	$18,600,000	$18,759,000
Raw materials	5,150,000	5,711,000
	$23,750,000	$24,470,000

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of June 30, 2009, management is not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As of each of January 1, 2009 and 2008, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of June 30, 2009, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit under paragraph 30 of SFAS 142 and Topic D-101 of the Financial Accounting Standards Board Emerging Issues Task Force.
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

In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We are disputing the assessment and are uncertain as to when it will be resolved. We believe that it is more likely than not that our position will be sustained, therefore, we have not established an accrual with respect to that assessment as of June 30, 2009.

(e)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates. Income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains, which are reflected in Administrative Expenses, were approximately $1,863,000 and $103,000 for the three months ended June 30, 2009 and 2008, respectively and approximately $1,866,000 and $315,000 for the six months ended June 30, 2009 and 2008, respectively. The transaction gains (losses) which were reflected in Cost of Products were approximately ($4,042,000) and ($30,000) for the three months ended June 30, 2009 and 2008, respectively, and approximately ($3,650,000) and $59,000 for the six months ended June 30, 2009 and 2008, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$8,329,000	$10,571,000	$16,272,000	$20,274,000
Income allocable to holders of Steiner Education Group, Inc. options	(94,000)	--	(199,000)	--
Net income for diluted earnings per share	$8,235,000	$10,571,000	$16,073,000	$20,274,000

Weighted average shares outstanding used in calculating basic earnings per share	14,566,000	15,409,000	14,541,000	15,572,000
Dilutive common share equivalents	161,000	172,000	118,000	176,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,727,000	15,581,000	14,659,000	15,748,000

Income per common share:
Basic	$0.57	$0.69	$1.12	$1.30

Diluted	$0.56	$0.68	$1.10	$1.29

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	290,000	478,000	381,000	483,000

The impact of the Steiner Education Group, Inc. options was anti-dilutive for the three and six months ended June 30, 2008, respectively.

The Company issued 18,000 and 28,000 of its common shares upon the exercise of share options during the three months ended June 30, 2009 and 2008, respectively, and issued 18,000 and 29,000 common shares upon the exercise of share options during the six months ended June 30, 2009 and 2008, respectively.

(g)	Stock-Based Compensation

The Company granted approximately 8,000 and 9,000 restricted shares during the three months ended June 30, 2009 and 2008, respectively, and approximately 8,000 and 19,000 restricted shares during the six months ended June 30, 2009 and 2008, respectively. No other stock-based compensation was granted during the three and six months ended June 30, 2009 and 2008, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,475,000 and $3,711,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $6,778,000 and $7,424,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  These issuances amend SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The releases also amend APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  This proposal was effective for interim periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 and the adoption of this accounting pronouncement did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-4").  FSP FAS 157-4 provides guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, "Fair Value Measurements."  FSP FAS 157-4 was effective for interim periods ending after June 15, 2009. We adopted the provisions of FSP FAS 157-4 during the second quarter of 2009 and the adoption of this accounting pronouncement did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2, and Emerging Issues Task Force ("EITF") No. 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments."  This release provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments to more effectively communicate when an other-than-temporary impairment event has occurred.  This Staff Position was effective for interim periods ending after June 15, 2009. We adopted the provisions of this staff position during the second quarter of 2009 and the adoption of this accounting pronouncement did not have a material effect on our financial position or results of operations.

On April 1, 2009, we adopted the provisions of SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our financial position or results of operations.

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
(k)	Contingent Rents and Scheduled Rent Increases

Our resort spas, generally, are required to pay rent based on a percentage of our revenues. In addition, for certain of our resort spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement. Rent escalations are recorded on a straight-line basis over the term of the lease agreement. We record contingent rent at the time it becomes probable that the rent owed at a resort spa will exceed the minimum rent obligation per the lease agreement. Previously recognized rental expense is reversed into income at such time that it is not probable that the specified threshold will be met.
(4)	CONTINGENCIES:

(a)	Discontinued Operations

In connection with the sales of our day spa assets to third parties, we remain liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.5 million as of June 30, 2009.
(b)	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, other than as described below, there are no claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain indemnity for such unavailability through a civil action also filed by us in the Circuit Court in Miami-Dade County, Florida.

While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain indemnity in lieu of insurance coverage, we are vigorously defending against the Plantiff's claim based, among other things, on the fact that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. We did not record any liability related to this loss contingency, as we do not believe that any loss with respect to this matter is probable under SFAS 5. Should we be found liable in this matter, and we do not have sufficient indemnification in lieu of insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial position and results of operations.

(c)	Vendor Dispute

A claim has been made against us by the manufacturer that produces a significant portion of the raw materials for our Elemis and La Therapie beauty products. The claim relates to a dispute over certain terms in our contract with this manufacturer. If this manufacturer ceased producing for us, for any reason, these raw ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in supply of our products could have a material adverse effect on our product sales.
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	June 30,	December 31,
	2009	2008

Operative commissions	$2,476,000	$3,497,000
Minimum cruise line commissions	3,861,000	6,023,000
Payroll and bonuses	4,346,000	7,322,000
Rent	1,183,000	670,000
Other	9,502,000	8,456,000
Total	$21,368,000	$25,968,000

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

Effective June 29, 2006, we entered into a second amended and restated credit agreement with our bank, which increased the aggregate amount available for borrowing under our revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of June 30, 2009, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2009, we were in compliance with these financial covenants. At June 30, 2009, the interest rate under the revolving credit facility was 1.9%.

(7)	COMPREHENSIVE INCOME:

We follow SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$8,329,000	$10,571,000	$16,272,000	$20,274,000
Foreign currency translation adjustments, net of taxes	5,631,000	67,000	5,038,000	60,000
Comprehensive income	$13,960,000	$10,638,000	$21,310,000	$20,334,000

(8)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the six months ended June 30, 2009, we purchased approximately 34,000 shares for approximately $0.8 million. These shares were surrendered by our employees to cover withholding taxes due in connection with the vesting of restricted shares. During the six months ended June 30, 2008, we purchased approximately 646,000 shares for approximately $22.6 million of which 27,000 shares were surrendered by employees to cover such withholding taxes.
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

Information about our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Spa Operations	$89,932,000	$105,588,000	$179,023,000	$212,880,000
Products	18,268,000	24,855,000	36,992,000	48,849,000
Schools	14,216,000	11,089,000	28,921,000	22,820,000
Other	(4,790,000)	(5,859,000)	(10,163,000)	(12,160,000)
Total	$117,626,000	$135,673,000	$234,773,000	$272,389,000
Income from Operations:
Spa Operations	$8,400,000	$8,624,000	$14,698,000	$19,279,000
Products	850,000	1,578,000	1,527,000	1,954,000
Schools	2,389,000	409,000	4,956,000	1,027,000
Other	(2,447,000)	983,000	(3,281,000)	(104,000)
Total	$9,192,000	$11,594,000	$17,900,000	$22,156,000

	June 30,	December 31,
	2009	2008
Identifiable Assets:
Spa Operations	$159,874,000	$151,519,000
Products	88,015,000	78,986,000
Schools	82,029,000	81,986,000
Other	(66,141,000)	(62,456,000)
Total	$263,777,000	$250,035,000

Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $42.6 million, respectively, as of June 30, 2009 and $32.6 million, $0.2 million and $42.4 million, respectively, as of December 31, 2008.
(10)	GEOGRAPHICAL INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographical information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
United States	$25,026,000	$25,476,000	$51,186,000	$53,605,000
United Kingdom	9,115,000	13,085,000	18,193,000	25,181,000
Not connected to a country	75,591,000	85,941,000	149,017,000	170,876,000
Other	7,894,000	11,171,000	16,377,000	22,727,000
Total	$117,626,000	$135,673,000	$234,773,000	$272,389,000

	June 30,	December 31,
	2009	2008
Property and Equipment, net:
United States	$23,152,000	$25,377,000
United Kingdom	4,383,000	4,281,000
Not connected to a country	1,620,000	1,655,000
Other	24,968,000	26,294,000
Total	$54,123,000	$57,607,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our business through three reportable segments: Spa Operations, Products and Schools.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at resort spas and two day spas. In connection with these services, we have assisted in the design of spa facilities for many of the ships and resorts that we serve. We conduct our activities pursuant to agreements with cruise lines and resort owners that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and resort owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both.

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

Through our Schools segment, we own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions, including, in some cases, within the Steiner family of companies. Among other things, we train the students at our schools in the use of our Elemis and La Therapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the U.S. Department of Education's Title IV program and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under this program.

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

The success of the cruise and resort industries, as well as our business, is impacted by economic conditions. The overall weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and resort industries and our business, including our retail beauty products sales. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and resort vacations and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008 and the first and second quarters of 2009 were adversely affected and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of raw materials and of our products in U.K. Pounds Sterling and Euros. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results; however in 2009, the U.K. Pound Sterling has once again strengthened against the U.S. Dollar, adversely affecting our results.

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

Goodwill and Intangibles

Pursuant to SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and intangibles is less than the carrying value. As of June 30, 2009, we had goodwill of $75.4 million and unamortized intangibles of  $6.0 million. As of January 1, 2009, we performed the required annual goodwill impairment test and determined there was no impairment of goodwill. The Company believes that, as of June 30, 2009, no indicators of impairment of our goodwill and intangibles were present which would warrant an interim impairment test.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.3 million as of June 30, 2009, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

Contingent Rents and Scheduled Rent Increases

Our resort spas, generally, are required to pay rent based on a percentage of our revenues. In addition, for certain of our resort spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement. Rent escalations are recorded on a straight-line basis over the term of the lease agreement. We record contingent rent at the time it becomes probable that the rent owed at a resort spa exceed the minimum rent obligation per the lease agreement. Previously recognized rental expense is reversed into income at such time that it is not probable that the specified threshold will be met.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  These issuances amend SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The releases also amend APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  This proposal was effective for interim periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 and the adoption of this accounting pronouncement did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-4").  FSP FAS 157-4 provides guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, "Fair Value Measurements."  FSP FAS 157-4 was effective for interim periods ending after June 15, 2009. We adopted the provisions of FSP FAS 157-4 during the second quarter of 2009 and the adoption of this accounting pronouncement did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2, and Emerging Issues Task Force ("EITF") No. 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments."  This release provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments to more effectively communicate when an other-than-temporary impairment event has occurred.  This Staff Position was effective for interim periods ending after June 15, 2009. We adopted the provisions of this staff position during the second quarter of 2009 and the adoption of this accounting pronouncement did not have a material effect on our financial position or results of operations.

On April 1, 2009, we adopted the provisions of SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Services	70.4%	65.8%	70.8%	66.2%
Products	29.6	34.2	29.2	33.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	57.1	54.2	57.4	54.1
Cost of products	24.5	24.0	22.9	24.2
Total cost of revenues	81.6	78.2	80.3	78.3
Gross profit	18.4	21.8	19.7	21.7
Operating expenses:
Administrative	3.2	5.7	4.3	5.8
Salary and payroll taxes	7.4	7.5	7.8	7.8
Total operating expense	10.6	13.2	12.1	13.6
Income from operations	7.8	8.6	7.6	8.1
Other income (expense):
Interest expense	--	(0.1)	--	(0.1)
Other income	--	0.1	--	0.1
Total other income (expense)	--	--	--	--
Income before provision for income taxes	7.8	8.6	7.6	8.1
Provision for income taxes	0.7	0.8	0.7	0.7
Net income	7.1%	7.8%	6.9%	7.4%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2009 and 2008, respectively, were as follows:

	Three Months Ended June 30,		% Change
Revenue:	2009	2008
Spa Operations Segment	$89,932,000	$105,588,000	(14.8%)
Products Segment	18,268,000	24,855,000	(26.5%)
Schools Segment	14,216,000	11,089,000	28.2%
Other	(4,790,000)	(5,859,000)	N/A
Total	$117,626,000	$135,673,000	13.3%

Total revenues decreased approximately 13.3%, or $18.1 million, to $117.6 million in the second quarter of 2009 from $135.7 million in the second quarter of 2008. Of this decrease, $6.5 million was attributable to a decrease in services revenues and $11.6 million was attributable to a decrease in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues decreased approximately 14.8%, or $15.7 million, to $89.9 million in the second quarter of 2009 from $105.6 million in the second quarter of 2008. Average weekly revenues for our resorts decreased 22.4% to $21,886 in the second quarter of 2009 from $28,213 in the second quarter of 2008. We had an average of 2,054 shipboard staff members in service in the second quarter of 2009, compared to an average of 2,031 shipboard staff members in service in the second quarter of 2008. Revenues per shipboard staff per day decreased by 13.7% to $404 in the second quarter of 2009 from $468 in the second quarter of 2008. Average weekly revenues for our shipboard spas decreased by 10.8% to $47,443 in the second quarter of 2009 from $53,177 in the second quarter of 2008. The decrease in revenues and the key performance indicators referenced above were primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Product segment revenues decreased approximately 26.5%, or $6.6 million to $18.3 million in the second quarter of 2009 from $24.9 million in the second quarter of 2008. This decrease is primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers.

School Segment Revenues. School segment revenues increased approximately 28.2%, or $3.1 million to $14.2 million in the second quarter of 2009 from $11.1 million in the second quarter of 2008. This increase in revenues was primarily attributable to increased enrollments, otherwise increased student populations and the purchase of CCMT.

COST OF SERVICES

Cost of services decreased $6.4 million to $67.2 million in the second quarter of 2009 from $73.6 million in the second quarter of 2008. Cost of services as a percentage of services revenues decreased to 81.2% in the second quarter of 2009 from 82.4% in the second quarter of 2008. This decrease in cost of services as a percentage of service revenues was primarily due to the improved performance of the Schools segment. This decrease was partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the second quarter of 2009 compared to the second quarter of 2008.

COST OF PRODUCTS

Cost of products decreased $3.8 million to $28.8 million in the second quarter of 2009 from $32.6 million in the second quarter of 2008. In the second quarter, cost of products was negatively impacted by a $4.1 million foreign exchange loss resulting from the weakening of the U.S. Dollar against the U.K. Pound Sterling relating to intercompany inventory purchases. Excluding this foreign exchange loss, cost of products as a percentage of products revenue increased to 70.9% in the second quarter of 2009 from 70.2% in the second quarter of 2008. This increase was primarily attributable to increases in commissions allocable to products on cruise ships covered by agreements that provide for increases in the second quarter of 2009 compared to the second quarter of 2008.

OPERATING EXPENSES

Operating expenses decreased $5.5 million to $12.5 million in the second quarter of 2009 from $18.0 million in the second quarter of 2008. Operating expenses as a percentage of revenues decreased to 10.6% in the second quarter of 2009 from 13.2% in the second quarter of 2008. This decrease was primarily attributable to a $1.9 million foreign exchange gain resulting from the weakening of the U.S. Dollar against the U.K. Pound Sterling and Euro currencies and our implementation of increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended June 30, 2009 and 2008, respectively, was as follows:

	For the Three Months Ended June 30,		% Change
Income from Operations:	2009	2008
Spa Operations Segment	$8,400,000	$8,624,000	(2.6%)
Products Segment	850,000	1,578,000	(46.1%)
Schools Segment	2,389,000	409,000	484.1%
Other	(2,447,000)	983,000	N/A
Total	$9,192,000	$11,594,000	(20.7%)

The decrease in operating income in the Spa Operations and Products and segments was primarily attributable to a softening of the economy worldwide. The increase in the operating income in the Schools segment was attributable to increased enrollments, otherwise increased student populations and the purchase of CCMT.

OTHER INCOME (EXPENSE)

Other income (expense) increased due to lower amounts being outstanding on our revolving line of credit, which was partially offset by lower interest rates applicable to our interest-earning cash in the second quarter of 2009 as compared to the second quarter of 2008.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.1 million to $0.9 million in the second quarter of 2009 from $1.0 million in the second quarter of 2008. Provision for income taxes increased to an overall effective rate of 9.5% in the second quarter of 2009 from 8.8% in the second quarter of 2008. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the second quarter of 2009 than such income represented in the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2009 and 2008, respectively, were as follows:

	Six Months Ended June 30,		% Change
Revenue:	2009	2008
Spa Operations Segment	$179,023,000	$212,880,000	(15.9%)
Products Segment	36,992,000	48,849,000	(24.3%)
Schools Segment	28,921,000	22,820,000	26.7%
Other	(10,163,000)	(12,160,000)	N/A
Total	$234,773,000	$272,389,000	(13.8%)

Total revenues decreased approximately 13.8%, or $37.6 million, to $234.8 million in the six months ended June 30, 2009 from $272.4 million in the six months ended June 30, 2008. Of this decrease, $14.3 million was attributable to a decrease in services revenues and $23.3 million was attributable to a decrease in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues decreased approximately 15.9%, or $33.9 million, to $179.0 million in the six months ended June 30, 2009 from $212.9 million in the six months ended June 30, 2008. Average weekly revenues for our resorts decreased 21.0% to $22,797 in the six months ended June 30, 2009 from $28,859 in the six months ended June 30, 2008. We had an average of 2,070 shipboard staff members in service in the six months ended June 30, 2009, compared to an average of 2,020 shipboard staff members in service in the six months ended June 30, 2008. Revenues per shipboard staff per day decreased by 15.1% to $398 in the six months ended June 30, 2009 from $469 in the six months ended June 30, 2008. Average weekly revenues for our shipboard spas decreased by 11.6% to $46,433 in the six months ended June 30, 2009 from $52,530 in the six months ended June 30, 2008. The decrease in revenues and the key performance indicators referenced above were primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Product segment revenues decreased approximately 24.3%, or $11.9 million to $37.0 million in the six months ended June 30, 2009 from $48.9 million in the six months ended June 30, 2008. This decrease is primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers.

School Segment Revenues. School segment revenues increased approximately 26.7%, or $6.1 million to $28.9 million in the six months ended June 30, 2009 from $22.8 million in the six months ended June 30, 2008. This increase in revenues was primarily attributable to increased enrollments, otherwise increased student populations and the purchase of CCMT.

COST OF SERVICES

Cost of services decreased $12.7 million to $134.7 million in the six months ended June 30, 2009 from $147.4 million in the six months ended June 30, 2008. Cost of services as a percentage of services revenues decreased to 81.1% in the six months ended June 30, 2009 from 81.7% in the six months ended June 30, 2008. This decrease in cost of services as a percentage of service revenues was primarily due to improved performance of the Schools segment. This decrease was partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

COST OF PRODUCTS

Cost of products decreased $12.2 million to $53.8 million in the six months ended June 30, 2009 from $66.0 million in the six months ended June 30, 2008. During the six months ended June 30, 2009, cost of products was negatively impacted by a $4.1 million foreign exchange loss resulting from the weakening of the U.S. Dollar against the U.K. Pound Sterling relating to intercompany inventory purchases. Excluding this foreign exchange loss, cost of products as a percentage of products revenue increased to 72.3% in the six months ended June 30, 2009 from 71.7% in the six months ended June 30, 2008. This increase was primarily attributable to an increase in commissions allocable to products on cruise ships covered by agreements that provide for increases in commissions in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

OPERATING EXPENSES

Operating expenses decreased $8.4 million to $28.4 million in the six months ended June 30, 2009 from $36.8 million in the six months ended June 30, 2008. Operating expenses as a percentage of revenues decreased to 12.1% in the six months ended June 30, 2009 from 13.5% in the six months ended June 30, 2008. This decrease was primarily attributable to a $1.9 million foreign exchange gain resulting from the weakening of the U.S. Dollar against the U.K. Pound Sterling and Euro currencies and our implementation of increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the six months ended June 30, 2009 and 2008, respectively, was as follows:

	For the Six Months Ended June 30,		% Change
Income from Operations:	2009	2008
Spa Operations Segment	$14,698,000	$19,279,000	(23.8%)
Products Segment	1,527,000	1,954,000	(21.9%)
Schools Segment	4,956,000	1,027,000	382.6%
Other	(3,281,000)	(104,000)	N/A
Total	$17,900,000	$22,156,000	(19.2%)

The decrease in operating income in the Spa Operations and Products segments was primarily attributable to a softening of the economy worldwide. The increase in the operating income in the Schools segment was attributable to increased enrollments, otherwise increased student populations and the purchase of CCMT.

OTHER INCOME (EXPENSE)

Other income (expense) increased due to lower amounts being outstanding on our revolving line of credit, which was partially offset by lower interest rates applicable to our interest-earning cash in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.2 million to $1.7 million in the six months ended June 30, 2009 from $1.9 million in the six months ended June 30, 2008. Provision for income taxes increased to an overall effective rate of 9.5% in the six months ended June 30, 2009 from 8.6% in the six months ended June 30, 2008. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the six months ended June 30, 2009 than such income represented in the six months ended June 30, 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2009, net cash provided by operating activities was approximately $25.4 million compared with $26.7 million for the six months ended June 30, 2008. This decrease was attributable to a decrease in net income and changes in working capital.

During the six months ended June 30, 2009, cash used in investing activities was $1.5 million compared with $3.0 million for the six months ended June 30, 2008. This decrease was primarily attributable to our incurring lower capital expenditures to build out resort spa facilities during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

During the six months ended June 30, 2009, cash used in financing activities was $6.5 million compared with $29.8 million for the six months ended June 30, 2008. This decrease in cash used in financing activities was primarily attributable to the purchase of less of our common shares during the six months ended June 30, 2009 than were purchased during the six months ended June 30, 2008.

Steiner Leisure had working capital of approximately $62.5 million at June 30, 2009, compared to working capital of approximately $35.5 million at December 31, 2008.

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.5 million as of June 30, 2009.

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased. At that time, our Board of Directors also terminated the prior plan. During the six months ended June 30, 2009, we purchased approximately 34,000 shares for approximately $0.8 million. These shares were surrendered by our employees to cover withholding taxes due in connection with the vesting of restricted shares. During the six months ended June 30, 2008, we purchased approximately 646,000 shares for approximately $22.6 million. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

Financing Activities

Effective June 29, 2006, we entered into a second amended and restated credit agreement with our bank, which increased the aggregate amount available for borrowing under our revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of June 30, 2009, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2009, we were in compliance with these financial covenants. At June 30, 2009, the interest rate under the revolving credit facility was 1.9%.

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

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  As of June 30, 2009, we had no amounts outstanding under our revolving line of credit. Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

  While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% change in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of June 30, 2009 would change our results of operations by approximately $1.8 million.

  Item 4.  Controls and Procedures

  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

  There has been no change over internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

  From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, other than as described below, there are no claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

  In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain indemnity for such unavailability through a civil action also filed by us in the Circuit Court in Miami-Dade County, Florida.

  While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain indemnity in lieu of insurance coverage, we are vigorously defending against the Plaintiff's claim based, among other things, on the fact that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. Should we be found liable in this matter, and we do not have sufficient indemnification in lieu of insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial position and results of operations.

Item 1A.	Risk Factors

  There were no material changes during the second quarter of 2009 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

  (c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2009:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2009 through April 30, 2009	882	$30.42	--	$50,261,102
May 1, 2009 through May 31, 2009	--	--	--	50,261,102
June 1, 2009 through June 30, 2009	--	--	--	50,261,102
Total	882	$30.42	--	$50,261,102

      As of February 27, 2008, the existing repurchase plan, which authorized the repurchase of a specified number of shares, was replaced with a plan that authorizes the purchase of up to $100 million of the Company's common shares in the open market or other transactions.

      During the three months ended June 30, 2009, 882 shares were surrendered by our employees in the connection with the vesting of restricted shares and were used to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

      Includes commissions paid.

Item 4.	Submission of Matters to a Vote of Security Holders

  The annual meeting of shareholders of Steiner Leisure (the "Annual Meeting") was held on June 10, 2009. At the Annual Meeting, the matters described below were considered and voted upon:

  Clive E. Warshaw and David S. Harris were elected as Class I directors of the Company. The votes cast with respect to the election of Mr. Warshaw and Mr. Harris were as follows: 12,222,696 shares were voted "for" Mr. Warshaw and 13,154,762 shares were voted "for" Mr. Harris. There were no votes cast "against" either of the nominees. There were 1,676,788 votes withheld for Mr. Warshaw and 744,722 votes withheld for Mr. Harris. The following directors' terms of office continued after the Annual Meeting: Cynthia R. Cohen, Leonard I. Fluxman, Michèle Steiner Warshaw and Steven J. Preston.

  A proposal to approve the 2009 Incentive Plan of the Company was approved based on the following vote: 11,387,279 shares were voted "for," 1,338,782 shares were voted "against," there were 13,647 abstentions and there were 1,159,776 broker non-votes.

  A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for 2009 was approved based on the following vote: 13,874,446 shares were voted "for," 19,924 shares were voted "against," there were 5,113 abstentions and there were no broker non-votes.

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

  Dated: August 7, 2009

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