Form 10-Q
period 2009-09-30
STEINER LEISURE LTD
filed 2009-11-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

On October 26, 2009, the registrant had 14,589,012 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$68,831,000	$30,572,000
Accounts receivable, net	20,446,000	22,166,000
Accounts receivable - students, net	21,026,000	16,947,000
Inventories	26,585,000	24,470,000
Prepaid expenses and other current assets	9,141,000	8,172,000
Total current assets	146,029,000	102,327,000
PROPERTY AND EQUIPMENT, net	52,114,000	57,607,000
GOODWILL	75,405,000	75,172,000
OTHER ASSETS:
Intangible assets, net	5,847,000	6,154,000
Other	10,333,000	8,775,000
Total other assets	16,180,000	14,929,000
Total assets	$289,728,000	$250,035,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,627,000	$9,183,000
Accrued expenses	30,745,000	25,968,000
Revolving line of credit	--	6,000,000
Current portion of deferred rent	1,081,000	1,083,000
Current portion of deferred tuition revenue	24,866,000	18,741,000
Gift certificate liability	3,597,000	4,084,000
Income taxes payable	1,834,000	1,793,000
Total current liabilities	69,750,000	66,852,000
DEFERRED INCOME TAX LIABILITIES, NET	3,406,000	2,515,000
LONG-TERM DEFERRED RENT	10,358,000	10,889,000
LONG-TERM DEFERRED TUITION REVENUE	1,240,000	696,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
22,906,000 shares issued in 2009 and 22,879,000 shares issued in 2008	229,000	229,000
Additional paid-in capital	136,528,000	130,289,000
Accumulated other comprehensive loss	(2,571,000)	(5,975,000)
Retained earnings	323,287,000	296,204,000
Treasury shares, at cost, 7,864,000 shares in 2009 and 7,829,000
shares in 2008	(252,499,000)	(251,664,000)
Total shareholders' equity	204,974,000	169,083,000
Total liabilities and shareholders' equity	$289,728,000	$250,035,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Services	$90,292,000	$96,400,000	$256,399,000	$276,843,000
Products	40,572,000	48,283,000	109,238,000	140,229,000
Total revenues	130,864,000	144,683,000	365,637,000	417,072,000
COST OF REVENUES:
Cost of services	72,559,000	79,079,000	207,233,000	226,514,000
Cost of products	27,450,000	31,240,000	81,233,000	97,199,000
Total cost of revenues	100,009,000	110,319,000	288,466,000	323,713,000
Gross profit	30,855,000	34,364,000	77,171,000	93,359,000
OPERATING EXPENSES:
Administrative	7,948,000	8,667,000	18,029,000	24,485,000
Salary and payroll taxes	10,497,000	10,578,000	28,832,000	31,599,000
Total operating expenses	18,445,000	19,245,000	46,861,000	56,084,000
Income from operations	12,410,000	15,119,000	30,310,000	37,275,000
OTHER INCOME (EXPENSE):
Interest expense	(33,000)	(32,000)	(101,000)	(247,000)
Other income	28,000	103,000	185,000	354,000
Total other income (expense)	(5,000)	71,000	84,000	107,000
Income before provision for income taxes	12,405,000	15,190,000	30,394,000	37,382,000
PROVISION FOR INCOME TAXES	1,594,000	1,398,000	3,311,000	3,316,000
Net income	$10,811,000	$13,792,000	$27,083,000	$34,066,000
Income per share:
Basic	$0.74	$0.91	$1.85	$2.20
Diluted	$0.73	$0.89	$1.82	$2.17

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,083,000	$34,066,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,165,000	9,047,000
Stock-based compensation	5,835,000	6,061,000
Provision for doubtful accounts	1,566,000	1,313,000
Deferred income tax liability	891,000	844,000

(Increase) decrease in:
Accounts receivable	(919,000)	(2,773,000)
Inventories	(1,106,000)	4,605,000
Prepaid expenses and other current assets	(829,000)	(1,417,000)
Other assets	(1,556,000)	3,719,000
Increase (decrease) in:
Accounts payable	(1,934,000)	(3,666,000)
Accrued expenses	4,464,000	(142,000)
Income taxes payable	6,000	255,000
Deferred tuition revenue	6,669,000	4,550,000
Deferred rent	(533,000)	(737,000)
Gift certificate liability	(487,000)	(281,000)
Net cash provided by operating activities	47,315,000	55,444,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,961,000)	(4,404,000)
Acquisitions, net of cash acquired	(233,000)	(3,633,000)
Net cash used in investing activities	(2,194,000)	(8,037,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(835,000)	$(44,740,000)
Borrowings under revolving line of credit	--	15,000,000
Payments under revolving line of credit	(6,000,000)	(22,700,000)
Proceeds from share option exercises	396,000	1,926,000
Net cash used in financing activities	(6,439,000)	(50,514,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(423,000)	217,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	38,259,000	(2,890,000)
CASH AND CASH EQUIVALENTS,
Beginning of period	30,572,000	30,510,000
CASH AND CASH EQUIVALENTS,
End of period	$68,831,000	$27,620,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$114,000	$233,000

Income taxes	$1,847,000	$2,305,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. In preparing the accompanying unaudited condensed consolidated financial statements, management has evaluated subsequent events through November 9, 2009 (the financial statement issue date). The unaudited results of operations for the three and nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 Consolidated Balance Sheet included herein was extracted from the December 31, 2008 audited Consolidated Balance Sheet included in our 2008 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Finished goods	$20,551,000	$18,759,000
Raw materials	6,034,000	5,711,000
	$26,585,000	$24,470,000

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of September 30, 2009, management is not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As of each of January 1, 2009 and 2008, the Company performed the required annual impairment test and determined there was no impairment. The Company believes that, as of September 30, 2009, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments, (1) Maritime, (2) Resorts, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Resorts, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.
(d)	Income Taxes

We file a consolidated income tax return for our United States subsidiaries. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. We utilize the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. We believe that a large percentage of our shipboard income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.

In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We are disputing the assessment and are uncertain as to when it will be resolved. We believe that it is more likely than not that our position will be sustained, therefore, we have not established an accrual with respect to that assessment as of September 30, 2009.

(e)	Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates. Income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss in the condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the condensed consolidated statements of income. The transaction gains (losses), which are reflected in Administrative Expenses, were approximately ($200,000) and ($1,155,000) for the three months ended September 30, 2009 and 2008, respectively and approximately $1,665,000 and ($840,000) for the nine months ended September 30, 2009 and 2008, respectively. The transaction gains (losses) which were reflected in Cost of Products were approximately $1,048,000 and $2,598,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately ($2,602,000) and $2,648,000 for the nine months ended September 30, 2009 and 2008, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$10,811,000	$13,792,000	$27,083,000	$34,066,000
Income allocable to holders of Steiner Education Group, Inc. options	(34,000)	(76,000)	(244,000)	(64,000)
Net income for diluted earnings per share	$10,777,000	$13,716,000	$26,839,000	$34,002,000

Weighted average shares outstanding used in calculating basic earnings per share	14,585,000	15,211,000	14,556,000	15,451,000
Dilutive common share equivalents	252,000	208,000	163,000	198,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,837,000	15,419,000	14,719,000	15,649,000

Income per common share:
Basic	$0.74	$0.91	$1.85	$2.20

Diluted	$0.73	$0.89	$1.82	$2.17

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	153,000	184,000	262,000	227,000

The impact of the Steiner Education Group, Inc. options (the "SEG Options") was $34,000 and $76,000 for the three and nine months ended September 30, 2009 and 2008, respectively, and $244,000 and $64,000 for the nine months ended September 30, 2009 and 2008, respectively.

In July 2009, the Company entered into a transaction with the holders of the SEG Options pursuant to which the SEG Options were exchanged for restricted share units of the Company.

The Company issued 4,000 and 99,000 of its common shares upon the exercise of share options during the three months ended September 30, 2009 and 2008, respectively, and issued 23,000 and 128,000 common shares upon the exercise of share options during the nine months ended September 30, 2009 and 2008, respectively.
(g)	Stock-Based Compensation

No share options were granted during the three months ended September 30, 2009 and 2008. The Company granted approximately 8,000 and 19,000 restricted shares during the nine months ended September 30, 2009 and 2008, respectively. No other stock-based compensation was granted during the three and nine months ended September 30, 2009 and 2008, respectively.

In July 2009, the Company entered into a transaction with the holders of the SEG Options pursuant to which those holders surrendered all of their rights under 11,000 options to purchase shares of common stock of SEG, which SEG Options were granted to those holders in September 1999 under the SEG 1999 stock option plan (the "Transaction"). These rights were surrendered in exchange for approximately 49,000 restricted share units of the Company, each unit entitling the holder to receive one common share of the Company upon vesting. These restricted share units vest one year from the date of grant.

The determination of the number of restricted share units issued to the holders was based on a valuation of SEG prepared by an independent valuation firm (the "Valuation") and is based on the closing price of the Company's common shares on July 29, 2009, the date on which the Audit Committee and the Compensation Committee of the Board of Directors of the Company approved the Transaction and the date on which the Company and the holders of SEG Options agreed to the Transaction, subject only to the determination of the number of restricted share units to be issued to the holders of SEG Options based on the Valuation. As the fair value of the SEG options surrendered was equal to the fair value of the restricted share units received, no compensation expense was recorded.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3,397,000 and $3,651,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $10,175,000 and $11,075,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board ("FASB") issued new disclosure guidance about fair value of financial instruments in interim financial statements as well as in annual financial statements. This new guidance was effective for interim periods ending after June 15, 2009. We adopted this new guidance during the second quarter of 2009 and the adoption of this new guidance did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued new guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This new guidance was effective for interim periods ending after June 15, 2009. We adopted the new guidance during the second quarter of 2009 and the adoption of this new guidance did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued new guidance in determining whether impairments in debt securities are other than temporary, and modified the presentation and disclosures surrounding such instruments to more effectively communicate when an other-than-temporary impairment event has occurred. This new guidance was effective for interim periods ending after June 15, 2009. We adopted the new guidance during the second quarter of 2009 and the adoption of this new guidance did not have a material effect on our financial position or results of operations.

On April 1, 2009, we adopted the new accounting and disclosure guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this new accounting and disclosure guidance did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued new guidance to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should determine whether the contingency should be recognized at the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. We have adopted this guidance effective for our fiscal year beginning January 1, 2009. We expect that this guidance could have an impact on our consolidated financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
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
(l)	Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit are reflected in the accompanying Condensed Consolidated Financial Statements at Cost, which approximate their fair value due to the short maturity of these non-cash instruments.
(4)	CONTINGENCIES:

(a)	Discontinued Operations

In connection with the sales of our day spa assets to third parties, we remain liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that we remain liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.4 million as of September 30, 2009.

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

While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain indemnity in lieu of insurance coverage, we are vigorously defending against the Plantiff's claim based, among other things, on the fact that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. We did not record any liability related to this loss contingency, as we do not believe that any loss with respect to this matter is probable. Should we be found liable in this matter, and we do not have sufficient indemnification in lieu of insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial position and results of operations.

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
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	September 30,	December 31,
	2009	2008

Operative commissions	$2,954,000	$3,497,000
Minimum cruise line commissions	7,517,000	6,023,000
Payroll and bonuses	7,389,000	7,322,000
Rent	899,000	670,000
Other	11,986,000	8,456,000
Total	$30,745,000	$25,968,000

Under most of our concession agreements with cruise lines and certain of our leases with resort spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. Accordingly, these minimum annual payments are expenses/accrued over the applicable 12-month period.

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

Effective June 29, 2006, we entered into a second amended and restated credit agreement with our bank, which increased the aggregate amount available for borrowing under our revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of September 30, 2009, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2009, we were in compliance with these financial covenants. At September 30, 2009, the interest rate under the revolving credit facility was 1.9%. The 2007 credit facility was terminated after September 30, 2009, as described below, under Note 11 - Subsequent Events.
(7)	COMPREHENSIVE INCOME:

The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$10,811,000	$13,792,000	$27,083,000	$34,066,000
Foreign currency translation adjustments, net of taxes	(1,634,000)	(4,090,000)	3,404,000	(4,030,000)
Comprehensive income	$9,177,000	$9,702,000	$30,487,000	$30,036,000

(8)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2009, we purchased approximately 35,000 shares for approximately $0.8 million. These shares were surrendered by our employees to cover withholding taxes due in connection with the vesting of restricted shares. During the nine months ended September 30, 2008, we purchased approximately 1,250,000 shares for approximately $44.7 million of which 28,000 shares were surrendered by employees to cover such withholding taxes.
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

Information about our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Spa Operations	$97,989,000	$111,598,000	$277,012,000	$324,478,000
Products	23,087,000	25,474,000	60,079,000	74,323,000
Schools	16,068,000	13,684,000	44,989,000	36,504,000
Other	(6,280,000)	(6,073,000)	(16,443,000)	(18,233,000)
Total	$130,864,000	$144,683,000	$365,637,000	$417,072,000
Income from Operations:
Spa Operations	$7,763,000	$8,103,000	$22,461,000	$27,382,000
Products	2,454,000	2,030,000	3,981,000	3,984,000
Schools	3,439,000	1,516,000	8,395,000	2,543,000
Other	(1,246,000)	3,470,000	(4,527,000)	3,366,000
Total	$12,410,000	$15,119,000	$30,310,000	$37,275,000

	September 30,	December 31,
	2009	2008
Identifiable Assets:
Spa Operations	$169,075,000	$151,519,000
Products	92,748,000	78,986,000
Schools	89,646,000	81,986,000
Other	(61,741,000)	(62,456,000)
Total	$289,728,000	$250,035,000

Included in Spa Operations, Products and Schools is goodwill of $32.6 million, $0.2 million and $42.6 million, respectively, as of September 30, 2009 and $32.6 million, $0.2 million and $42.4 million, respectively, as of December 31, 2008.
(10)	GEOGRAPHICAL INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographical information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
United States	$26,107,000	$24,763,000	$77,293,000	$78,368,000
United Kingdom	12,550,000	12,754,000	30,743,000	37,934,000
Not connected to a country	84,758,000	96,502,000	233,775,000	267,379,000
Other	7,449,000	10,664,000	23,826,000	33,391,000
Total	$130,864,000	$144,683,000	$365,637,000	$417,072,000

	September 30,	December 31,
	2009	2008
Property and Equipment, net:
United States	$22,113,000	$25,377,000
United Kingdom	3,988,000	4,281,000
Not connected to a country	1,689,000	1,655,000
Other	24,324,000	26,294,000
Total	$52,114,000	$57,607,000

(11)	SUBSEQUENT EVENTS:

On November 2, 2009, we entered into an agreement for the acquisition of all the issued and outstanding capital stock of Bliss World Holdings, Inc. ("Bliss") from Starwood Hotels and Resorts Worldwide, Inc. ("Starwood"). Bliss is a spa and skincare company with free-standing and hotel spa locations. Bliss also operates an e-commerce and catalog business and distributes its products through department stores and other domestic and international retail locations. The purchase price is $100 million payable in cash at closing, and will be funded from existing cash and through borrowings under the new credit facility described below.

Closing of the transaction, which is anticipated to take place on or before December 31, 2009, is subject to conditions similar to those in other transactions of this type, including regulatory approval. Absent satisfaction of certain conditions to close, each party may terminate this transaction. In the event of such termination, the $7.5 million portion of the purchase price that we were required to pay into escrow upon execution of the purchase agreement would be returned to us or paid to Starwood, as the case may be, depending on the reason for the termination of the agreement.

During the three months ended September 30, 2009, we incurred and expensed approximately $1.2 million of transaction costs that relate primarily to the Bliss acquisition.

In connection with the acquisition of Bliss, on November 2, 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5 million swingline and $5 million letter of credit sub-facilities, and a delayed draw term loan facility of $50 million, both maturing October 30, 2012. The availability of the delayed draw term loan is conditioned primarily upon, and is expected to be fully funded at, the closing of the Bliss acquisition. If the delayed draw does not occur by February 15, 2010, the term loan facility will be cancelled. The new credit facility replaces our 2007 credit facility, which has been terminated.

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

As referenced above, we recently entered into an agreement to acquire Bliss, a spa and skincare company with free standing and hotel spa locations and which also operates an e-commerce and catalog business and distributes its products through department stores and other venues.

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

The success of the cruise and resort industries, as well as our business, is impacted by economic conditions. The overall weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and resort industries and our business, including our retail beauty products sales. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and resort vacations and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008 and the first, second and third quarters of 2009 were adversely affected and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

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

Goodwill and Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and intangibles is less than the carrying value. As of September 30, 2009, we had goodwill of $75.4 million and unamortized intangibles of  $5.8 million. As of January 1, 2009, we performed the required annual goodwill impairment test and determined there was no impairment of goodwill. The Company believes that, as of September 30, 2009, no indicators of impairment of our goodwill and intangibles were present which would warrant an interim impairment test.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.3 million as of September 30, 2009, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

Contingent Rents and Scheduled Rent Increases

Our resort spas, generally, are required to pay rent based on a percentage of our revenues. In addition, for certain of our resort spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement. Rent escalations are recorded on a straight-line basis over the term of the lease agreement. We record contingent rent at the time it becomes probable that the rent owed of a resort spa exceed the minimum rent obligation per the lease agreement. Previously recognized rental expense is reversed into income at such time that it is not probable that the specified threshold will be met.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board ("FASB") issued new disclosure guidance about fair value of financial instruments in interim financial statements as well as in annual financial statements. This new guidance was effective for interim periods ending after June 15, 2009. We adopted this new guidance during the second quarter of 2009 and the adoption of this new guidance did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued new guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This new guidance was effective for interim periods ending after June 15, 2009. We adopted the new guidance during the second quarter of 2009 and the adoption of this new guidance did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued new guidance in determining whether impairments in debt securities are other than temporary, and modified the presentation and disclosures surrounding such instruments to more effectively communicate when an other-than-temporary impairment event has occurred. This new guidance was effective for interim periods ending after June 15, 2009. We adopted the new guidance during the second quarter of 2009 and the adoption of this new guidance did not have a material effect on our financial position or results of operations.

On April 1, 2009, we adopted the new accounting and disclosure guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this new accounting and disclosure guidance did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued new guidance to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should determine whether the contingency should be recognized at the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. We have adopted this guidance effective for our fiscal year beginning January 1, 2009. We expect that this guidance could have an impact on our consolidated financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Services	69.0%	66.6%	70.1%	66.4%
Products	31.0	33.4	29.9	33.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	55.4	54.7	56.7	54.3
Cost of products	21.0	21.6	22.3	23.3
Total cost of revenues	76.4	76.3	79.0	77.6
Gross profit	23.6	23.7	21.0	22.4
Operating expenses:
Administrative	6.1	6.0	4.9	5.9
Salary and payroll taxes	8.0	7.3	7.9	7.6
Total operating expense	14.1	13.3	12.8	13.5
Income from operations	9.5	10.4	8.2	8.9
Other income (expense):
Interest expense	--	--	--	--
Other income	--	0.1	--	0.1
Total other income (expense)	--	0.1	--	0.1
Income before provision for income taxes	9.5	10.5	8.2	9.0
Provision for income taxes	1.2	1.0	0.9	0.8
Net income	8.3%	9.5%	7.3%	8.2%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2009 and 2008, respectively, were as follows:

	Three Months Ended September 30,		% Change
Revenue:	2009	2008
Spa Operations Segment	$97,989,000	$111,598,000	(12.2%)
Products Segment	23,087,000	25,474,000	(9.4%)
Schools Segment	16,068,000	13,684,000	17.4%
Other	(6,280,000)	(6,073,000)	N/A
Total	$130,864,000	$144,683,000	(9.6%)

Total revenues decreased approximately 9.6%, or $13.8 million, to $130.9 million in the third quarter of 2009 from $144.7 million in the third quarter of 2008. Of this decrease, $6.1 million was attributable to a decrease in services revenues and $7.7 million was attributable to a decrease in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues decreased approximately 12.2%, or $13.6 million, to $98.0 million in the third quarter of 2009 from $111.6 million in the third quarter of 2008. Average weekly revenues for our resorts decreased 23.1% to $19,473 in the third quarter of 2009 from $25,338 in the third quarter of 2008. We had an average of 2,092 shipboard staff members in service in the third quarter of 2009, compared to an average of 2,132 shipboard staff members in service in the third quarter of 2008. Revenues per shipboard staff per day decreased by 9.1% to $440 in the third quarter of 2009 from $484 in the third quarter of 2008. Average weekly revenues for our shipboard spas decreased by 6.4% to $51,302 in the third quarter of 2009 from $54,822 in the third quarter of 2008. The decrease in revenues and the key performance indicators referenced above were primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Products segment revenues decreased approximately 9.4%, or $2.4 million to $23.1 million in the third quarter of 2009 from $25.5 million in the third quarter of 2008. This decrease is primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers.

School Segment Revenues. School segment revenues increased approximately 17.4%, or $2.4 million to $16.1 million in the third quarter of 2009 from $13.7 million in the third quarter of 2008. This increase in revenues was primarily attributable to increased enrollments and otherwise increased student populations.

COST OF SERVICES

Cost of services decreased $6.5 million to $72.6 million in the third quarter of 2009 from $79.1 million in the third quarter of 2008. Cost of services as a percentage of services revenues decreased to 80.4% in the third quarter of 2009 from 82.0% in the third quarter of 2008. This decrease in cost of services as a percentage of service revenues was primarily due to the improved performance of the Schools segment. This decrease was partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the third quarter of 2009 compared to the third quarter of 2008.

COST OF PRODUCTS

Cost of products decreased $3.7 million to $27.5 million in the third quarter of 2009 from $31.2 million in the third quarter of 2008. In the third quarter of 2009 and 2008, cost of products was positively impacted by foreign exchange gains resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling relating to intercompany inventory purchases. Excluding these foreign exchange gains, cost of products as a percentage of products revenue increased to 70.2% in the third quarter of 2009 from 70.1% in the third quarter of 2008. This increase was primarily attributable to increases in commissions allocable to products on cruise ships covered by agreements that provide for increases in the third quarter of 2009 compared to the third quarter of 2008.

OPERATING EXPENSES

Operating expenses decreased $0.8 million to $18.4 million in the third quarter of 2009 from $19.2 million in the third quarter of 2008. Operating expenses as a percentage of revenues increased to 14.1% in the third quarter of  2009 from 13.3% in the third quarter of 2008. This increase was primarily attributable to $1.2 million of transaction costs that were incurred and primarily related to the Bliss acquisition, partially offset by implementation of increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended September 30, 2009 and 2008, respectively, was as follows:

	For the Three Months Ended September 30,		% Change
Income from Operations:	2009	2008
Spa Operations Segment	$7,763,000	$8,103,000	(4.2%)
Products Segment	2,454,000	2,030,000	20.9%
Schools Segment	3,439,000	1,516,000	126.8%
Other	(1,246,000)	3,470,000	N/A
Total	$12,410,000	$15,119,000	(17.9%)

The decrease in operating income in the Spa Operations segment was primarily attributable to a softening of the economy worldwide. The increase in operating income in the Products segment was primarily attributed to our implementation of increased cost controls. The increase in the operating income in the Schools segment was attributable to increased enrollments and, otherwise increased student populations.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower interest rates applicable to our interest-earning cash in the third quarter of 2009 as compared to the third quarter of 2008.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.2 million to $1.6 million in the third quarter of 2009 from $1.4 million in the third quarter of 2008. Provision for income taxes increased to an overall effective rate of 12.8% in the third quarter of 2009 from 9.2% in the third quarter of 2008. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the third quarter of 2009 than such income represented in the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2009 and 2008, respectively, were as follows:

	Nine Months Ended September 30,		% Change
Revenue:	2009	2008
Spa Operations Segment	$277,012,000	$324,478,000	(14.6%)
Products Segment	60,079,000	74,323,000	(19.2%)
Schools Segment	44,989,000	36,504,000	23.2%
Other	(16,443,000)	(18,233,000)	N/A
Total	$365,637,000	$417,072,000	(12.3%)

Total revenues decreased approximately 12.3%, or $51.5 million, to $365.6 million in the nine months ended September 30, 2009 from $417.1 million in the nine months ended September 30, 2008. Of this decrease, $20.4 million was attributable to a decrease in services revenues and $31.1 million was attributable to a decrease in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues decreased approximately 14.6%, or $47.5 million, to $277.0 million in the nine months ended September 30, 2009 from $324.5 million in the nine months ended September 30, 2008. Average weekly revenues for our resorts decreased 21.3% to $21,670 in the nine months ended September 30, 2009 from $27,553 in the nine months ended September 30, 2008. We had an average of 2,077 shipboard staff members in service in the nine months ended September 30, 2009, compared to an average of 2,057 shipboard staff members in service in the nine months ended September 30, 2008. Revenues per shipboard staff per day decreased by 13.1% to $412 in the nine months ended September 30, 2009 from $474 in the nine months ended September 30, 2008. Average weekly revenues for our shipboard spas decreased by 9.8% to $48,088 in the nine months ended September 30, 2009 from $53,320 in the nine months ended September 30, 2008. The decrease in revenues and the key performance indicators referenced above were primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Products segment revenues decreased approximately 19.2%, or $14.2 million to $60.1 million in the nine months ended September 30, 2009 from $74.3 million in the nine months ended September 30, 2008. This decrease is primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers.

School Segment Revenues. School segment revenues increased approximately 23.2%, or $8.5 million to $45.0 million in the nine months ended September 30, 2009 from $36.5 million in the nine months ended September 30, 2008. This increase in revenues was primarily attributable to increased enrollments and otherwise increased student populations and the purchase of CCMT.

COST OF SERVICES

Cost of services decreased $19.3 million to $207.2 million in the nine months ended September 30, 2009 from $226.5  million in the nine months ended September 30, 2008. Cost of services as a percentage of services revenues decreased to 80.8% in the nine months ended September 30, 2009 from 81.8% in the nine months ended September 30, 2008. This decrease in cost of services as a percentage of service revenues was primarily due to improved performance of the Schools segment. This decrease was partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

COST OF PRODUCTS

Cost of products decreased $16.0 million to $81.2 million in the nine months ended September 30, 2009 from $97.2 million in the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, transaction gains (losses) reflected in cost of products resulting from the weakening/strengthening of the U.S. Dollar against the U.K. Pound Sterling relating to intercompany inventory purchases was ($2,602,000) and $2,648,000, respectively. Excluding these foreign exchange amounts, cost of products as a percentage of products revenue increased to 72.0% in the nine months ended September 30, 2009 from 71.2% in the nine months ended September 30, 2008. This increase was primarily attributable to an increase in commissions allocable to products on cruise ships covered by agreements that provide for increases in commissions in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Operating Expenses

Operating expenses decreased $9.2 million to $46.9 million in the nine months ended September 30, 2009 from $56.1 million in the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we incurred $1.2 million of transaction costs that primarily related to the Bliss acquisition. Operating expenses as a percentage of revenues, excluding those transaction costs, decreased to 12.5% in the nine months ended September 30, 2009 from 13.5% in the nine months ended September 30, 2008. This decrease was primarily attributable to our implementation of increased cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the nine months ended September 30, 2009 and 2008, respectively, was as follows:

	For the Nine Months Ended September 30,		% Change
Income from Operations:	2009	2008
Spa Operations Segment	$22,461,000	$27,382,000	(18.0%)
Products Segment	3,981,000	3,984,000	(0.1%)
Schools Segment	8,395,000	2,543,000	230.1%
Other	(4,527,000)	3,366,000	N/A
Total	$30,310,000	$37,275,000	(18.7%)

The decrease in operating income in the Spa Operations segment was primarily attributable to a softening of the economy worldwide. The increase in the operating income in the Schools segment was attributable to increased enrollments, otherwise increased student populations and the purchase of CCMT.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower amounts being outstanding on our revolving line of credit, which was partially offset by lower interest rates applicable to our interest-earning cash in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

PROVISION FOR INCOME TAXES

Provision for income taxes was $3.3 million in both the nine months ended September 30, 2009 and September 30, 2008, respectively. Provision for income taxes increased to an overall effective rate of 10.9% in the nine months ended September 30, 2009 from 8.9% in the nine months ended September 30, 2008. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the nine months ended September 30, 2009 than such income represented in the nine months ended September 30, 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2009, net cash provided by operating activities was approximately $47.3 million compared with $55.4 million for the nine months ended September 30, 2008. This decrease was attributable to a decrease in net income and changes in working capital.

During the nine months ended September 30, 2009, cash used in investing activities was $2.2 million compared with $8.0 million for the nine months ended September 30, 2008. This decrease was primarily attributable to our incurring lower capital expenditures to build out resort spa facilities during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, cash used in financing activities was $6.4 million compared with $50.5 million for the nine months ended September 30, 2008. This decrease in cash used in financing activities was primarily attributable to the purchase of less of our common shares during the nine months ended September 30, 2009 than were purchased during the nine months ended September 30, 2008.

Steiner Leisure had working capital of approximately $76.3 million at September 30, 2009, compared to working capital of approximately $35.5 million at December 31, 2008.

In connection with the sales of the Company's day spa assets to third parties, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.4 million as of September 30, 2009.

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased. At that time, our Board of Directors also terminated the prior plan. During the nine months ended September 30, 2009, we purchased approximately 35,000 shares for approximately $0.8 million. These shares were surrendered by our employees to cover withholding taxes due in connection with the vesting of restricted shares and the purchase of these shares were not part of our repurchase plan. During the nine months ended September 30, 2008, we purchased approximately 1,250,000 shares for approximately $44.7 million of which 28,000 shares were surrendered by employees to cover such withholding taxes. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

On November 2, 2009, we entered into an agreement for the acquisition of all the issued and outstanding capital stock of Bliss World Holdings, Inc. ("Bliss") from Starwood Hotels and Resorts Worldwide, Inc. ("Starwood"). Bliss is a spa and skincare company with free-standing and hotel spa locations. Bliss also operates an e-commerce and catalog business and distributes its products through department stores and other domestic and international retail locations. The purchase price is $100 million payable in cash at closing, and will be funded from existing cash and through borrowings under the new credit facility described below.

Closing of the transaction, which is anticipated to take place on or before December 31, 2009, is subject to conditions similar to those in other transactions of this type, including regulatory approval. Absent satisfaction of certain conditions to close, each party may terminate this transaction. In the event of such termination, the $7.5 million portion of the purchase price that we were required to pay into escrow upon execution of the purchase agreement would be returned to us or paid to Starwood, as the case may be, depending on the reason for the termination of the agreement.

During the three months ended September 30, 2009, we incurred and expensed approximately $1.2 million of transaction costs that relate primarily to the Bliss acquisition.

Financing Activities

Effective June 29, 2006, we entered into a second amended and restated credit agreement with our bank, which increased the aggregate amount available for borrowing under our revolving line of credit from $20 million to $30 million. Effective June 28, 2007, we entered into a third amended and restated credit agreement which extended the maturity date of the revolving facility three years to July 2, 2010. As of September 30, 2009, there was $30.0 million available under the revolving facility. The credit agreement contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2009, we were in compliance with these financial covenants. At September 30, 2009, the interest rate under the revolving credit facility was 1.9%.

In connection with the acquisition of Bliss, on November 2, 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5 million swingline and $5 million letter of credit sub-facilities, and a delayed draw term loan facility of $50 million, both maturing October 30, 2012. The availability of the delayed draw term loan is conditioned primarily upon, and is expected to be fully funded at, the closing of the Bliss acquisition. If the delayed draw does not occur by February 15, 2010, the term loan facility will be cancelled. The new credit facility replaces our 2007 credit facility, which has been terminated.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may issue "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

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
    the financial and other effects of acquisitions and new projects;
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

    the risk that we will be unable to successfully integrate or profitably operate Bliss, assuming the closing of the acquisition of that company, or other operations that we may acquire in the future, with our then existing businesses;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2009, we had no amounts outstanding under our revolving line of credit. Steiner Leisure's major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. A hypothetical 10% change in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of September 30, 2009 would change our results of operations by approximately $1.8 million.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There has been no change over internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, other than as described below, there are no claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. This matter was previously disclosed, most recently in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and there have been no material developments since then.

Item 1A.	Risk Factors

There were no material changes during the third quarter of 2009 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On July 29, 2009, the Company entered into a transaction with the holders of options issued by SEG, pursuant to which the holders' rights under the SEG Options were surrendered in exchange for a total of 49,272 restricted share units of the Company, each unit entitling the holder to receive one common share of the Company upon vesting, which vesting will occur one year from the date of grant. The restricted share units were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, based on the fact that these securities were privately placed to officers of the Company.

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2009:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2009 through July 30, 2009	--	$--	--	$50,261,102
August 1, 2009 through August 31, 2009	882	33.98	--	50,261,102
September 1, 2009 through September 30, 2009	--	--	--	50,261,102
Total	882		$--	$50,261,102

    As of February 27, 2008, the existing repurchase plan, which authorized the repurchase of a specified number of shares, was replaced with a plan that authorizes the purchase of up to $100 million of the Company's common shares in the open market or other transactions.

    During the three months ended September 30, 2009, 882 shares were surrendered by our employees in connection with the vesting of restricted shares and were used to satisfy payment of employee federal income tax withholding obligations upon the vesting of such restricted shares.

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

Dated: November 9, 2009

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