Form 10-K
period 2009-12-31
STEINER LEISURE LTD
filed 2010-03-11
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes   [  ] No.

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

       The aggregate market value of the registrant's common shares held by non-affiliates was approximately $406,287,103 as of June 30, 2009, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2009, which is the last business day of the registrant's most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

       As of February 24, 2010, the registrant had 14,722,011 common shares issued and outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days after registrant's fiscal year end of December 31, 2009, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited ("Steiner Leisure," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries) is a worldwide provider of spa services and products, incorporated in the Bahamas as a Bahamas international business company in 1995. In our facilities on cruise ships and at land-based spas, including at resorts and urban hotels (referenced collectively below as "hotels"), luxury Elemis day spas and Bliss premium urban day spas, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities and through third party retail outlets and other channels, and operate post-secondary schools offering massage therapy and related courses. The cruise ships and land-based venues we serve include those of Carnival Cruise Lines, Celebrity Cruises, Crystal Cruises, Harrah's Entertainment, Hilton Hotels, Holland America Line, InterContinental Hotels and Resorts, Kerzner International, Loews Hotels, Marriott Hotels, Nikko Hotels, Norwegian Cruise Lines, Planet Hollywood, Princess Cruises, Royal Caribbean Cruises, Seabourn Cruise Line, Sofitel Luxury Hotels, St. Regis Hotels and Resorts, W Hotels and Resorts and Westin Hotels and Resorts. As of February 11, 2010, we served 126 cruise ships representing 13 cruise lines, and operated 50 resort spas, 11 urban hotel spas and six day spas. Our maritime services generally are provided under agreements with cruise lines with terms ranging in duration from one to six years. Our land-based spa services are provided under agreements with venue operators or other lessors and have terms ranging, typically, from three to 20 years (including the terms of renewals available at our option).

On December 31, 2009, Steiner Leisure acquired all of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). Bliss Inc. is a spa and skincare company with urban hotel and day spa locations, offering services under the Bliss® and Remède® brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, as well as Sephora stores and other domestic and international retail locations. The purchase price for Bliss Inc. was $100.0 million in cash less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

As described in more detail below, the current economic slowdown affecting various regions worldwide has had an adverse effect on the cruise and hospitality industries, as well as on our business.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 11, 2010, 107 of the 126 ships we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $56,524 in 2009 and $63,528 in 2008, as compared to average weekly revenues of $14,397 in 2009 and $15,115 in 2008 for the other ships we served. Our services include massages, facials, waxing, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and teeth whitening, as well as a variety of other specialized beauty and body treatments and services, acupuncture (on almost half of the ships we serve) and medi-spa services (BOTOX® Cosmetic, Dysport™, Restylane®, and Perlane® and Veinwave™ treatments and RevitaLash® products) (on a few of the ships we serve). Our range of services is designed to capitalize on the significant consumer interest in health awareness, personal care and fitness.

We also provide spa services similar to those we provide on cruise ships at 61 hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations. These spas are operated primarily under the Mandara® and Bliss brands. Additional spas under these brands and the Remède brand are operated by third parties under license from us. We also operate Elemis® luxury day spas in each of Coral Gables, Florida and London, England and Bliss premium urban day spas in New York City (two spas), London and Singapore.

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, Remède and Laboratoire Remède brands. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We also sell products of third parties, both under our packaging and labeling and otherwise. The products we sell include beauty preparations such as lotions aimed at reducing the appearance of aging on skin, aromatherapy oils, cleansers and creams and other facial and skin care preparations, hair care products, moisturizers and lotions, and nail care products, including, among others, a variety of products under the Steiner® and Mandara names. We sell our products through, among other channels, the internet, catalogs, on board the ships we serve, at our land-based spas, through department stores and third party retail outlets and distributors, as well as through salons, mail order and our web sites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com.

During 2009, services accounted for approximately 70% of our revenues and products accounted for approximately 30% of our revenues.

We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.

See Note 14, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, income from operations, depreciation and amortization, capital expenditures and identifiable assets for our Spa Operations, Schools and Products operating segments for 2009, 2008 and 2007.

See also Note 15, "Geographic Information," in the accompanying Consolidated Financial Statements for financial information regarding geographic areas.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 40 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based venues and sightseeing destinations. The cruise market is comprised of luxury, premium and volume segments which appeal to a broad range of passenger tastes and budgets. We serve ships in all of these segments.

According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 9.0 million in 2004 to a CLIA-estimated 10.3 million in 2009, including an estimated increase of almost 200,000 passengers in 2009 compared to 2008. While that represents a compound annual growth rate of approximately 2.5%, there was a decline in passenger volume on North American Cruises from 2007 to 2008, reflecting the economic slowdown and related adverse financial conditions in North America and other regions during that time. The increase from 2008 to 2009 may reflect passengers traveling due to significant discounts offered by certain cruise lines. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. To the extent the economic slowdown continues, declines in passenger volume on North American Cruises also could resume, which would adversely affect our business. As of February 11, 2010, approximately 102 of the 126 ships we served offered North American Cruises.

The most recent industry study, conducted by CLIA in 2008, indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. In that study, "being pampered" was among the highest rated advantages that cruise vacations offer compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

In recent years, cruise lines have been building larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer enlarged fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 11, 2010, 107 of the ships we served offered large spa facilities. Six of the seven new ships scheduled to be introduced during the remainder of 2010 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 11, 2010, we provide our services and products to 13 cruise lines representing a total of 126 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara, Elemis and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 11, 2010 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served

Azamara (1)	2
Carnival (2)	22
Carnival Australia (2) (3)	3
Celebrity (1)	8
Costa (2) (4)	15
Crystal	2
Disney	2
Holland America (2)	14
Norwegian	10
Princess (2)	17
Royal Caribbean (1)	21
Seabourn (2)	4
Silversea	6

Total	126

_____________________

  Azamara and Celebrity are owned by Royal Caribbean.

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Carnival Australia, Costa, Holland America, Princess and Seabourn.

  As of February 11, 2010, we served these ships without a written agreement.
  One of these ships is anticipated to go out of service in April 2010.

Each of Carnival Australia, Celebrity, Disney, Holland America, Norwegian, Royal Caribbean and Seabourn is scheduled to introduce a new ship into service in 2010. We expect to perform services on all seven of these ships, all of which are currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2009, 2008 and 2007, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we served until November 2008), Holland America, P&O European Ferries (which we no longer serve), Princess and Seabourn cruise lines): 33.6%, 33.3%, and 33.4%, and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 19.0%, 19.6% and 20.0%. These companies, combined, accounted for 106 of the 126 ships served by us as of February 11, 2010. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately three years as of February 11, 2010. As of February 11, 2010, cruise line agreements that expire within one year covered five of the 126 ships served by us. These five ships accounted for approximately 2.1% of our revenue in 2009. We typically are able to begin negotiations to renew agreements approximately six to 12 months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2010, agreements for two ships provided for termination for any reason by the cruise line on 90 days' notice and we served three ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2009, these payments are required by cruise line agreements covering a total of 25 ships served by us. As of December 31, 2009, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $45.9 million in 2010, $47.5 million in 2011, $37.0 million in 2012, $20.5 million in 2013 and $3.6 million in 2014. These amounts could increase under new or renewed agreements.

Overview of our Land-Based Spas Business

Hotel Spas - General

We offer spa services and products on land at hotels principally in the United States, the Caribbean, Asia and the Pacific.

As of February 11, 2010, we provided spa services at hotels in the following locations:

COUNTRY	NUMBER OF HOTEL SPAS
United States (1)	23
Malaysia	9
Indonesia	6
Guam	5
Maldives	4
Mexico (2)	3
Bahamas	2
Fiji	2
Palau	2
Aruba	1
Bahrain (3)	1
Dubai	1
Japan	1
Mauritius	1
Total	61

_____________________

    Including Puerto Rico.

    We provide limited services at two of these hotels.

    We provide limited services at this hotel.

The hotel spas we operate range in size from approximately 625 square feet to approximately 30,000 square feet.

Bliss and Remède Hotel Spas

In addition to the hotel spas that we have been operating, primarily under our Mandara brand, beginning in January 2010, following our December 31, 2009 acquisition of Bliss Inc., we began offering spa services and products at a total of 11 hotel spas in the following US cities: Atlanta (one in the Buckhead area and one in the Midtown area), Chicago, Dallas, Hoboken, Los Angeles (one in Hollywood and one in Westwood), Miami Beach, New York, San Francisco and Scottsdale. These spas are operated at two brands of Starwood hotels. Our Bliss hotel spas are operated at W Hotels in the foregoing cities and our Remède hotel spa is operated at the St. Regis hotel in the Buckhead area of Atlanta. We have an agreement with Starwood providing Starwood with exclusive rights in the hospitality industry for Bliss and Remède-branded spas. That exclusivity has a duration of ten years, subject to reduction under certain circumstances. Also under that agreement, we license the Bliss and Remède names to Starwood's in-room amenities manufacturer for the distribution of Bliss- and Remède-branded hotel amenities in certain W and St. Regis hotels, respectively.

These hotel spas have a clientele that not only includes guests of the hotels, but also includes (to a very significant extent at most locations) customers who are residents of, or otherwise visiting, the neighborhoods where the spas are located.

The Bliss and Remède hotel spas that we operate range in size from approximately 4,000 square feet to approximately 12,500 square feet.

Licensed Spas

In addition to operating land-based spas ourselves, we license certain of our marks to third parties in connection with hotel spa operations. We license our Mandara mark to Minor International PCL, a Thailand-based hotel operator, which operates six Mandara hotel spas in Thailand, three Mandara hotel spas in China and one Mandara hotel spa in each of Vietnam, India and Egypt. We license our Bliss mark to Starwood for use in connection with hotel spas at three hotels in the United States, two hotels in Mexico and at hotels in Hong Kong, Indonesia, Qatar, Spain and the United Arab Emirates. We license our Remède mark to Starwood for use at four hotels in the United States, two hotels in Mexico and hotels in Indonesia and Singapore. We also license The Greenhouse mark to the operator of the Greenhouse destination spa near Dallas, Texas.

Day Spas

We operate a total of six day spas. We operate Elemis day spas in London and in Coral Gables, Florida. We operate Bliss day spas at two locations in New York City and in London and Singapore (the latter located in a Sephora retail store). These day spas provide products and services similar to those provided at the hotel spas operated under those respective brands. These day spas are operated pursuant to agreements with the owners of the properties involved and generally involve fixed rental payments and/or charges based on a percentage of our revenues.

Similar to some of our cruise line agreements, certain of our land-based spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2009, we had guaranteed total minimum payments to owners of our land-based venues of approximately: $8.6 million in 2010, $8.3 million in 2011, $7.0 million in 2012, $6.7 million in 2013, $6.3 million in 2014 and $12.3 million in total thereafter.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our hotel spas generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. In addition, for some of our hotel spas, we are required to pay a minimum annual rental amount regardless of whether such amount would be required to be paid under the percentage rent arrangement. In connection with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Planet Hollywood Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Loews Miami Beach Hotel, the Mohegan Sun Resort, the Wyndham Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel and at certain other hotels, in order to obtain the agreements for these premises, we agreed to build out the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $15.6 million. We believe that in order to procure agreements for certain spas at hotels in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those hotels. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of hotel spa facilities. The terms of the agreements for our land-based spas range, typically, from three to 20 years (including the terms of renewals available at our option).

Massage and Beauty Schools

We operate post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 17 campuses in a total of nine states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty and skin care. In April 2000, we acquired two post-secondary massage therapy schools with campuses located in Maryland, Pennsylvania and Virginia. In April 2006, we acquired the assets of the Utah College of Massage Therapy, Inc. ("UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. In August 2008, we acquired the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT"), which operated a post-secondary massage therapy school with a total of three campuses in Connecticut. The purchase price for the assets of CCMT was approximately $4.3 million in cash.

As of February 11, 2010, there were a total of 4,483 students attending our schools.

Certain information with respect to our schools is set forth below.

School (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS	ACCSC/COMTA
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC	-	ACCSC/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSC/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC	-	ACCSC/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET/COMTA
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT, SC (4)	-	ACCET/COMTA
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET/COMTA
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT, SC (4)	-	ACCET/COMTA
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT	-	ACCET/COMTA
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET/COMTA
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET/COMTA
CCMT	Groton, CT	ccmt.com	2003	2008	MT	-	COMTA
CCMT	Newington, CT	ccmt.com	1980	2008	MT	-	COMTA
CCMT	Westport, CT	ccmt.com	1992	2008	MT	-	COMTA

(1)

ASMT - Arizona School of Massage Therapy (branch of UCMT)
BSM - Baltimore School of Massage
CCMT - Connecticut Center for Massage Therapy
DSMT - Denver School of Massage Therapy (branch of UCMT)
FCNH - Florida College of Natural Health
NSMT - Nevada School of Massage Therapy (branch of UCMT)
UCMT - Utah College of Massage Therapy
VSM - Virginia School of Massage

(2)
AS - Associate of Science Degree
MT - Massage Therapy-Related Courses
SC - Skin Care-Related Courses

(3)
ACCET - Accrediting Council for Continuing Education and Training (institutional accreditation)
ACCSC - Accrediting Commission of Career Schools and Colleges (institutional accreditation)
COMTA - Commission on Massage Therapy Accreditation (institutional accreditation at CCMT only; programmatic accreditation for MT at other schools)

(4)
The skin care programs at these campuses are taught under the trade name "Steiner Institute of Esthetics," whose website can be found at www.steineresthetics.com.

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

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. We provide services to our guests on a personal basis. We employ staff who are professional, attentive and able to continue our tradition of catering to the needs of individual guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Our land-based spa staffs are recruited primarily from the regions where the facilities are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care and in the nature, benefits and proper use of our products, as well as in detailed protocols for the applications of our treatments. Our training emphasizes the importance of an individualized and therapeutic experience for our guests. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding personal service.

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

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our shipboard and land-based spa personnel individually inform our guests as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups, wedding groups and other events at the hotels and on board the ships we serve. In addition, we communicate with our current customer base through email, newsletters and other direct marketing. We also seek to expand our customer base through internet sales, online advertising, public relations activities and communications through various advertising media.

In recent years, certain of our products have been used by cruise lines and hotels for in-cabin, or in-room, amenities give-aways under the terms of a license agreement. We also operate spas at the British Airways terminals at Heathrow Airport, near London, and at John F. Kennedy International Airport in New York, where services are provided to British Airways first class, Club World (business class) and Gold Executive Club passengers on a complimentary basis. In addition, we provide Elemis amenities in the Club World cabins of British Airways' long-haul flights and sell our products through the British Airways catalogue and via duty free sales offerings on British Airways aircraft. Our Bliss and Remède spa brands also have amenities programs. Under those programs, Starwood arranges for the manufacture of Bliss and Remède amenities under license from us and distributes them in certain W and St. Regis hotels, respectively.

We believe that these amenities activities will continue to assist us in the marketing of our products.

To generate interest among potential students for our schools, we engage a broad range of marketing media, including the internet, direct mail and print and broadcast outlets. We also seek referrals.

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

Develop Recognizable Brands. We believe we have developed positive name recognition with Mandara, Elemis and The Greenhouse for hotel spas, day spas, and shipboard spas, and Elemis and La Thérapie for high quality beauty products. We believe that the hotel spas, day spas and schools we operate also have positive brand name recognition. In addition, we have helped, and seek to continue to help, develop and promote customized brands and signature treatments and services for the cruise lines and hotel operators we serve. We believe that by creating these brands, treatments and services for cruise lines and hotels, we can not only better promote our services and products, but also strengthen our relationships with those entities.

Our acquisition of the Bliss and Remède brands is consistent with our strategy of positive name recognition for our brands, since we believe that these newly acquired brands are widely known and highly regarded in their respective retail and hospitality markets.

Develop High Quality Educational Programs and Emphasize Student Placement. We believe that the spa employment market for the massage therapy and skin care industries requires highly trained spa professionals. We continually refine, adapt and develop courses to improve the quality and portfolio of our educational programs to provide the skills required by prospective employers. In addition, we focus on our student placement rates, as we believe that high placement rates enhance a school's reputation and the marketability of its programs and are indicative of the underlying program quality.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Hotel Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 11, 2010, we commenced serving 105 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our hotel spas could help our growth by encouraging the operators of those hotels to have us provide services at new hotels that they may open or acquire in the future. We believe that our agreement with Starwood relating to Bliss and Remède spas and amenities at W and St. Regis hotels has the potential to strengthen our relationship with that worldwide hospitality entity.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 9.8% from 2003 through 2009, although there was a decrease in product sales from 2008 to 2009, primarily due to the softening of the economy worldwide, resulting in reduced spending by consumers. Our products are sold primarily to our spa guests and through third party, land-based retail and other channels. Our products also are offered by mail order through internet web sites, including our sites www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com, and by telephone. We have increased our retail product sales through enhanced training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order and internet-based customers. In addition, in recent years, we have been selling Elemis products at a number of locations of several well known department store chains in the United States, England, Scotland, Ireland and other countries. We intend to seek additional distribution venues for our products, although we cannot assure you that we will be successful in securing additional venues.

We believe that there is an opportunity to increase our retail product sales from the growth in our customer base resulting from our shipboard and land-based spa operations as well as through other distribution channels, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Hotel Spa Opportunities. Many of the hotels we currently serve are well known and highly regarded. We believe that our successful affiliation with those hotels, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other hotel operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time and the current economic slowdown may limit the number of hotels seeking to operate spas or otherwise limit opportunities for us to operate land-based spas.

Consider Strategic Transactions and Other Expansion Activities. We will consider strategic acquisitions of businesses which we believe are compatible with our operations. Our recent acquisition of Bliss Inc. is an example of this type of growth. In addition to adding new brands to our offerings, this transaction has expanded our relationship with Starwood, including, among other things, providing exposure for our Bliss and Remède products through the amenities programs at certain W and St. Regis hotels. Additionally, we will continue to consider acquisitions of schools (as we have done in recent years with our acquisitions of UCMT and CCMT) and expansion through establishment of new schools or branches of our existing schools in new locations. We also will consider strategic alliances or other strategic transactions that management believes would be beneficial to us.

Capitalize on Growth in Size and Quality of Shipboard Facilities. An increasing number of cruise ships offer large spa facilities. Many of these facilities include hydrotherapy treatments and enlarged fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a larger number of passengers. We have often assisted cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and in increased revenues to us and the cruise lines. Through the remainder of 2010, we are scheduled to begin serving six new ships with large spa facilities.

Adding New Services and Products. We continually introduce new body and facial services and products. Among other things, in recent years, we have introduced Elemis products intended to reduce the appearance of aging on skin, an Elemis Time for Men product range, shipboard men's barber and grooming services, our teen spa program, teeth whitening, medi-spa services (BOTOX Cosmetic, Dysport, Restylane and Perlane and Veinwave treatments and RevitaLash products), acupuncture and our Jou line of Asian-sourced herbal dietary supplements, which we offer on board many of the ships we serve, as well as at one of our day spas.

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

Massage and Other Body Treatments. We offer massages and a variety of other body treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps, cellulite reduction and aromatherapy and hydrotherapy treatments. We offer acupuncture at most of our shipboard spas. On ships, the number of private treatment rooms available for these services ranges from one to 29, depending on the size of the ship. The number of our staff providing these services on a ship ranges from one to 46. At our hotel spas, the number of treatment rooms varies from two to 40 and the number of our spa employees varies from two to approximately 200.

Beauty and Hair. At most of our facilities, we offer a broad variety of beauty treatments. At all of our shipboard spas and certain of our land-based spas we operate hair styling salons which provide services to women, men and teenagers and facilities for nail and beauty treatments. We also offer teeth whitening services at all of our shipboard spas and medi-spa services (BOTOX Cosmetic, Dysport, Restylane, and Perlane treatments and RevitaLash products) at many of our shipboard spas. Steiner Leisure's facilities offer from one to 12 hair styling stations, as well as stations for manicures and pedicures. We staff each facility with one to 35 employees performing hair, nail, waxing, brow shaping and other beauty services. We also offer barber services for men, including dedicated "barber shops" on eight ships.

Shipboard Spas. Cruise lines increasingly have provided enlarged spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 11, 2010, 107 of the ships we served had large spa facilities. We expect to serve an additional six new ships with large spa facilities that are anticipated to begin service later in 2010. These spas provide enlarged fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2009, our average weekly revenues on ships with large spas were approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 11, 2010, we operated fitness facilities on 121 of the ships we serve and at a total of ten of our hotel spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, we provide from one to three fitness instructors, depending on ship size. At certain of our land-based spas, we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our land-based spas.

Facilities Design

In general, the shipboard facilities we operate have been designed by the cruise lines. However, several cruise lines have requested our assistance in the design of shipboard spas and other facilities. We have assisted, or are assisting, in the design of facilities for many of the ships we have served. We also have designed many of the land-based spas we operate. We believe that our participation in the design of these facilities has resulted in the construction of facilities permitting improved quality of service and increased revenues to us at these facilities. We believe that our ability to assist in the design of these facilities helps us obtain agreements with cruise lines and land-based venues.

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our land-based spas generally operate for similar numbers of hours, though opening and closing times vary.

Products

We sell high quality personal care products for men and women. We sell our products worldwide on board the ships we serve, at our land-based spas, through department stores and other third party retail outlets and distributors, as well as through salons, mail order and our websites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com. We have also sold our products through the QVC home shopping television channel.

Among other things, in recent years, we began selling our premium quality Elemis products in dedicated areas in the cosmetics sections of an increasing number of locations of several well known department store chains in the United States, England, Scotland, Ireland and other countries, as well as at the Bergdorf Goodman department store in New York City. We intend to seek additional distribution channels for our Elemis products, although we cannot assure you that we will be successful in opening additional venues. Bliss and Remède products also have been sold in respected department store chains in the United States and England for a number of years.

The beauty products we offer include cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories, as well as aromatherapy oils. Hair care products offered include shampoos, conditioners, styling products and related items. Many of the products sold by us are from our Elemis, Bliss, Remède and La Thérapie product lines, and the private label Steiner hair care line, although we also sell products of third parties, including, among others, those sold under the Mandara name in connection with our Mandara hotel spas.

Our skin care products are made primarily from premium quality ingredients. Most of the ingredients for Elemis, La Thérapie, Bliss and Remède products are sourced from premier European manufacturers and a few other manufacturers. If any of these manufacturers ceased producing the ingredients for our products, the transition to other manufacturers could result in significant production delays.

Packaging and initial distribution of our Elemis and La Thérapie products are conducted at our facilities in Bridgewater, England. Additional warehousing and distribution operations for those products and certain third party products take place in Ft. Lauderdale, Florida. Most of our Bliss and Remède products are manufactured, packaged and distributed for us by third parties, although we intend to use our Bridgewater facilities for warehousing and shipping of Bliss and Remède products in Europe in 2010.

We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products.

We train our spa employees, as well as the students participating in our schools' skin care programs, in the use of our products.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. All shipboard employment candidates are required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Our land-based spa employees also are required to have had prior training. Applicants for employment with Steiner Leisure must possess a willingness to provide outstanding personal service. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question and are also required to have received prior training.

Each shipboard employment candidate must complete a rigorous training program at our facilities near London, England. We can train up to approximately 280 employees at a time, in various courses and stages of training, at these facilities. We also have satellite training centers in South Africa and Australia for applicants from those countries to attain the same training as provided at our U.K. training facilities. The training course for shipboard service personnel is typically conducted over a period of two to six weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care and the unique requirements of our respective cruise line customers.

All of our employees who perform spa services also receive supplemental training in their area of specialization, including instruction in treatments and techniques developed by us. This training takes place at the spa venues where employees are to work prior to providing services to paying guests and also, in certain cases, at our dedicated training facilities. Our employees are educated with respect to all of our services and products to enable them to cross-market our services and products. We also train candidates to manage our spas. This training covers, among other things, maximization of revenues, personnel supervision, customer service and administrative matters, including interaction with cruise line and land-based venue personnel.

Students trained at our United States massage and beauty schools may be employed by us at our land-based spas, as well as on cruise ships we serve.

Marketing and Promotion

We promote our services and products to cruise passengers and hotel guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our facilities, and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures describing our services and products to cruise passenger cabins and from public areas and guestrooms at the land-based venues where we operate. As part of our marketing efforts, we provide incentives to our employees to maximize sales of our services and products. Among other things, we instruct our employees in cross-promotion strategies intended to familiarize our customers with services and products of ours other than those included in their treatments and/or originally requested for purchase. We believe that such cross-promotion activities often result in our customers purchasing services and/or products in addition to those they initially contemplated buying. In addition, we engage in cross-promotion activities with other ship concessionaires. We also maintain a dedicated sales desk to facilitate pre-cruise spa booking and disseminate spa information for charters and other groups of cruise passengers.

We market our hotel spas through various channels at the venues we serve. These channels include video messages, displays and advertisements in guestrooms and guest service directories, referrals from guest contact personnel, distribution of marketing materials through guest contact channels, advance sales to group meeting planners and attendees, signage, lobby displays, venue and hotel newsletters and hotel web sites. In addition, employees cross-market other services and products offered by us to their guests. We also market our land-based spas through public relations activities aimed at television and other media coverage and through local radio advertising, as well as through direct marketing. We communicate promotions and promotional events through our www.timetospa.com, www.timetospa.co.uk, www.elemis.com, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com websites. We also offer gift certificates and other pre-use purchases at certain of our land-based spas.

We benefit from advertising by the cruise lines and land-based venues we serve, as cruise lines and land-based venues often feature their spa facilities and our services as part of their advertising campaigns.

We believe that our land-based spas have helped our product distribution as a result of the name recognition gained from those spas and the opportunities those spas have provided us to demonstrate the application and attributes of our products.

We also believe that the complimentary provision of our services and Elemis products to a targeted group of British Airways travelers have exposed our Elemis product line and spa services to upscale consumers, many of whom may otherwise not be familiar with our products.

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

On cruise ships we compete with providers of services and products similar to ours seeking agreements with cruise lines and with passenger activity alternatives that compete with us for passenger dollars. These activity alternatives include gambling casinos, bars and a variety of shops and are found on almost all of the ships served by us. An increasing number of those shops offer beauty products that compete with those we sell on cruise ships. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping and cruise line-sponsored shore excursions, as well as other activities that compete with us for passenger dollars. One of our cruise line customers has, in the past, provided shipboard services and products similar to those we provide with its own personnel on two of its ships. Two cruise lines we recently served have engaged the services of other third party spa services providers on certain of the ships they operate. One or more additional cruise lines could elect to provide these services and products themselves or through other third party providers in the future. There are currently several other entities offering services to the cruise industry similar to those provided by us, including On Board Spa Company, Canyon Ranch and others.

Many of the land-based venues we serve, as well as any land-based venues that we may serve in the future, offer many of the recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our land-based spas also compete with spas at locations in the vicinities of our spas, as well as with other beauty, relaxation and other therapeutic alternatives that compete for consumer dollars. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests in the respective markets we serve. In addition, we also compete, both for customers and for contracts with land-based venues, with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas operated by us. A number of these spa operators may have greater resources than we do. There are a number of competitors in the land-based spa market, including, among others, Canyon Ranch, Golden Door, Red Door, Spa Chakra, ESPA and Banyan Tree and spas of the Ritz-Carlton and Four Seasons hotels, as well as non-chain spas that may have a strong reputation and/or loyal customer base in the vicinities of our spas. Further, some hotel operators provide spa services themselves, including at hotels where we formerly operated spas.

The post-secondary education market is highly competitive. Our schools compete with providers of similar education in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition rates than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. A number of our competitors have, in recent years, modified their course offerings to now offer, or are contemplating offering, programs similar to ours. This will increase the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Everest College, Cortiva Institute and Keiser Career College, as well as certain individual schools located in the respective vicinities of our schools.

There are many competitors in the beauty products industry. Our product sales on ships and on land compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, a number of competitors sell their products in close proximity to our product offerings. Competitors of our respective brands include, among others, Clarins, Darphin and Philosophy.

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

Trademarks

We hold or control numerous trademarks, both in the United States and in several foreign countries. The most recognized trademarks are for Mandara, Elemis, Bliss, La Thérapie and The Greenhouse. We believe that the use of these trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means.

We license Mandara for use by luxury hotel spas in certain Asian countries, we license Bliss and Remède for use by hotel spas in North America, Asia, Europe and the Middle East, we license Bliss and Laboratoire Remède for use in Starwood hotel amenities programs and we license The Greenhouse mark for use by a luxury destination spa near Dallas, Texas. Registrations for the Steiner, Mandara and Elemis trademarks have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in various countries. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending.

From time to time we seek to use new marks to identify our services and products. At times, marks that we have sought to use because we believed they would help promote our business have not been available for our use. We cannot assure you that marks that we may seek to use to grow our business will be available to us in the future.

Regulation

Spa Services and Products

The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to maritime matters, cruise lines are subject to a variety of U.S. (federal and state) and other national and local and international rules relating to the discharge of pollutants and the content of fuel. Certain environmentally sensitive destinations require cruise lines to obtain permits in order to operate in those waters. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been, and continue to be, phased in, including with respect to ship structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry, including with respect to increasing the costs of new ship construction. In addition, many of the cruise ships we serve call on U.S. ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one U.S.-based ship, which is subject to U.S. law) and land-based staff. New rules currently proposed by the International Labour Organization under the Consolidated Maritime Labour Convention could add requirements as to the hiring, training and hours of work and compensation of shipboard employees. It is anticipated that these rules will become effective in 2011 or 2012. These new rules, if adopted in their current form, could significantly increase our expenses associated with our shipboard employees, although the amount of such increase is not determinable at this time since the legislation has not yet been published to enable us to determine the impact of compliance.

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. In particular, to the extent that the packaging or promotional materials for our products are deemed to be making claims of medical efficacy, this could result in closer scrutiny by regulatory authorities. If government regulators were to determine that any of our products were being sold through exaggerated claims of medical efficacy, among other things, sales of such products in the United States could be barred. The contents of our products that are sold in the United States are subject to regulation in the United States. We are subject to similar regulations under the laws of the United Kingdom and certain European Union laws, as well as the laws of other jurisdictions where our products are sold. Federal, state and local regulations in the United States and non-United States jurisdictions, including increasing regulation by the European Union designed to protect consumers or the environment, could adversely affect or increase the cost of advertising, marketing and packaging our products.

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

Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. State laws vary from state to state, but generally establish standards for faculty qualifications, location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment, and other operational and administrative procedures. Any failure of one of our U.S. schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV programs.

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

Employees

As of February 11, 2010, Steiner Leisure had a total of 5,387 employees. Of that number, 3,887 worked in spa operations, 49 were involved in the recruiting and training of spa personnel, 473 were involved in teaching at our massage and beauty schools, 86 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 892 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with fixed terms, generally of nine months. Depending on the size of the ship and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our land-based spas and schools generally are employed without contracts, on an at-will basis. Our land-based spa therapists are generally paid on a commission basis. Land-based spa managers receive a salary, plus bonuses, if appropriate, based on various criteria. A small number of our employees (all at a Bliss spa in New York City) are covered by a collective bargaining agreement. None of our other employees is covered by a collective bargaining agreement. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	67	Chairman of the Board
Leonard I. Fluxman	51	President and Chief Executive Officer and a Director
Robert C. Boehm	55	Executive Vice President and General Counsel
Glenn J. Fusfield	47	Executive Vice President and Chief Operating Officer - Maritime
Sean C. Harrington	43	Managing Director of Elemis Limited
Michael Indursky	49	President - Bliss World Holdings, Inc.
Robert H. Lazar	45	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	46	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	53	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	59	Senior Vice President of Resort Operations of Mandara Spa LLC
Robert Schaverien	45	Managing Director of Steiner Training Limited

Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2001, Mr. Warshaw also served as our Chief Executive Officer. In 1982, Mr. Warshaw joined Steiner Group Limited, a predecessor of ours that operated hair and beauty salons in the United Kingdom, as well as spas on cruise ships, subsequently known, prior to its dissolution, as STGR Limited ("Steiner Group"). He served as the senior officer of the Maritime Division of Steiner Group from 1987 until November 1995. Mr. Warshaw is a resident of The Bahamas. Mr. Warshaw is the husband of Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of one of our subsidiaries, and the father-in-law of Robert Schaverien.

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

Michael Indursky has served as President of our Bliss World Holdings, Inc. subsidiary since March 8, 2010. From July 2005 until joining the Company, Mr. Indursky served as Chief Marketing and Strategic Officer of Burt's Bees, Inc., a maker of natural personal care products. From December 2003 until June 2005, he served as Vice President - Garnier, a beauty products brand of L'Oreal USA ("L'Oreal"), and from October 2002 until November 2003 - he served as Vice President - Maybelline New York, a cosmetics brand of L'Oreal. From June 1990 until December 2001, Mr. Indursky was with Unilever Home and Personal Care North America, a home, personal care and food products company, where he held various leadership positions of increasing responsibility.

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

Bruce M. Pine has served as Senior Vice President of Resort Operations of our Mandara Spa LLC subsidiary since January 2006, in which capacity Mr. Pine oversees our Mandara and other hotel spas in the United States, the Caribbean, the Pacific and Mexico. Mr. Pine served as Vice President of Hotel Operations for the Mohegan Sun Hotel and Casino in Uncasville, Connecticut (where we operate a luxury spa) from November 2001 until January 2006. From April 1998 until April 2001, Mr. Pine worked for Hotel Information Systems, a hospitality software solution provider based in Irvine, California, in various capacities, including Vice President of Worldwide Sales. Prior to that time, Mr. Pine worked for more than 20 years in various capacities in the hotel industry in New York City and other locations.

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

Adverse Effect of Current Economic Weakness

As reflected with more specificity below, the current economic weakness and related disruptions to capital and credit markets in North America and elsewhere have reduced the number of customers on cruise ships and at our land-based venues and have reduced consumer demand for our services and products. This has materially adversely affected our results of operations and financial condition and the continuation of these conditions could continue to materially adversely affect us.

We Depend on Our Agreements with Cruise Lines and Land-Based Spas; if These Agreements Terminate, Our Business Would be Harmed

Our revenues are generated principally from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately three years as of February 11, 2010. As of that date, cruise line agreements that expire within one year covered five of the 126 ships served by us. These five ships accounted for approximately 2.1% of our 2009 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and land-based venues increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2010, agreements for two ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to three ships, we are operating without written agreements. These five ships (which are included in the 126 ships referenced above) accounted for approximately 2.1% of our 2009 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our land-based spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

We Depend on the Cruise Industry and Their Risks are Risks to Us

Our revenues are generated principally from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. The cruise industry is subject to significant risks that could affect our results of operations and financial condition.

Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as hotels and sightseeing vacations. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes that reduce disposable income or consumer confidence in the countries from which our cruise line customers source their passengers may affect demand for vacations, including cruise vacations, which are discretionary purchases. The weakened U.S. and other world economies during 2008 and 2009, including the impact on consumers of high fuel costs, particularly through the middle of 2008, and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on cruise and land-based venue vacations and our services and products at those venues. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. This adversely affected our results of operations during 2008 and 2009 and the continuation of these challenging economic conditions or their worsening could have a material adverse effect on the cruise industry and also could have a material adverse effect on our business, results of operations and financial condition for 2010 and thereafter during any such continuation or worsening.

The economic slowdown and related disruptions to capital and credit markets also could have an adverse effect on the cruise industry by, among other things, limiting the ability of cruise lines to introduce new ships and to refurbish and repair existing ships.

Most of the ships we serve are primarily marketed to North American consumers. Despite its growth in recent years, according to CLIA, the passenger volume of cruises marketed primarily to North American consumers declined in 2008 compared to 2007 and, based on a CLIA estimate, increased only slightly in 2009 compared to 2008. In 2010 and future years, particularly in light of the challenging economic environment worldwide, the number of cruise passengers may decline and, accordingly, the cruise industry may not grow or may decrease in size. A significant and/or continuing decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

A continuing industry trend reported by CLIA is the growing number of passengers sourced from outside North America. We believe that non-North American passengers spend less on our services and products than North American passengers. Other recent trends are those of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative destinations, as well as extending the length of voyages. A number of such replacements and extensions result in cruises producing lower revenues to us than cruises to the prior destinations and of certain long-standing durations. The continuation of these trends could materially adversely affect the results of our shipboard spa operations.

Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could materially adversely impact the cruise industry and our results of operations and financial condition. For example, in recent years, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of a cruise pier facility. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, cruise ship sinkings, attempted pirate attacks, passenger accidents, disappearances and assaults, fatalities from shore excursion activities, a shipboard fire and other incidents have brought adverse publicity to the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our business, results of operations and financial condition.

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

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Changes in airline service to cruise embarkation and disembarkation locations could adversely affect us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks, or armed hostilities, could adversely affect the ability of cruise passengers to reach their ports of embarkation, or could cause cancellation of cruises.

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

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2009, 2008 and 2007, respectively: Carnival (including Carnival, Cunard (which we served until November 2008), Carnival Australia, Costa, Holland America, P&O European Ferries (which we no longer serve), Princess, Seabourn Cruise Lines): 33.6%, 33.3% and 33.4% and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 19.0%, 19.6% and 20.0%. These companies also accounted for 106 of the 126 ships served by us as of February 11, 2010. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

Risks Related to Acquisitions and Expansions

One of the ways that we have grown our business has been through acquisitions of existing businesses, including the Bliss and Remède product and spa operations. These acquisitions have represented a significant amount of our growth in the past. We will continue to consider strategic acquisitions of existing businesses that are compatible with our operations. Any such acquisitions would be subject to various risks, including, without limitation, the risk that we will not be able to operate a business as successfully as it was operated prior to its acquisition, the risks associated with investing financial and other of our resources in effectuating an acquisition that may not be ultimately beneficial to the Company, the risk that the purchase price we pay for an acquisition does not, in fact, represent a fair price for the transaction, the possible loss of key employees, vendors or customer relationships of acquired entities and the risk that we may not be able to successfully integrate any new business that we acquire into our then existing operations.

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

With respect to our schools' > operations, acquisitions involve regulatory risks, as described below. In addition, we may also consider expanding through the creation of new schools or the establishment of branches in new locations of one or more of our existing schools.  Establishing new schools or new branch campuses of our existing schools would likely involve a significant amount of financial and other resources of the Company.  Despite any such investment of funds and other resources, we cannot assure you that any new school or branch campus that we may establish in the future would be successful.

The Success of Our Hotel Spas Depends on the Hospitality Industry

Our hotel spa operations are conducted at 61 land-based venues located in a total number of 15 countries and territories. We are dependent on the hotel industries for the success of our hotel spas. To the extent that consumers do not choose to stay at venues where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the hotels where we have operations. The current economic slowdown has resulted in reduced hotel occupancy rates, including at many of the hotels where we operate spas. Lower hotel occupancy has a direct, adverse effect on the number of hotel guests that purchase our spa services and products at those venues. Continuation of lower occupancy rates at the hotels we serve could have a material adverse effect on our business, results of operations and financial condition. The following are other risks related to the hospitality industry:

  changes in the national, regional and local climate (including major national or international terrorist attacks, such as the July 2009 hotel bombings in Jakarta, Indonesia, armed hostilities or other significant adverse events, local conditions, including an oversupply of hotel properties, or a reduction in demand for hotel rooms);

  the possible loss of funds expended for build-outs of spas at venues that fail to open, underperform or close due to the economic slowdown or otherwise;

  the attractiveness of the venues to consumers and competition from comparable venues in terms of, among other things, accessibility and cost;

  the outbreaks of illnesses, or the perceived risk of such outbreaks, in locations where we operate land-based spas;

  weather conditions, including natural disasters such as earthquakes, hurricanes, tsunamis and floods;

  possible labor unrest or changes in economics based on collective bargaining activities;

  changes in ownership of the venues we serve;

  changes in room rates at the venues we serve;

  increasing conversion of guest rooms at hotels to condominium units and the decrease in spa usage that often accompanies such conversions, and the related risk that condominium hotels are less likely to be suitable venues for our spas;

  reductions in hotel occupancy during major renovations or as a result of damage or other causes;

  the maintenance of the venues we serve and changes in popular travel patterns;

  changes in guest demographics at the venues we serve;

  acquisition by hotel chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers; and

  the financial condition of the airline industry, as well as elimination of, or reduction in, airline service to locations where we operate hotel spas, which would result in fewer guests at those venues.

We Depend on a Limited Number of Product Manufacturers

Almost all of the ingredients for our Elemis, La Thérapie, Bliss and Remède products are sourced from a few premier European manufacturers. We manufacture (blend and package) our Elemis and La Thérapie products, but our Bliss and Remède products are manufactured for us by third parties. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, or, in addition, in the case of Bliss and Remède, the blending and packaging of these products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our results of operations and financial condition.

A claim has been made against us by the manufacturer that produces a significant portion of the ingredients for our Elemis and La Thérapie beauty products. The claim relates to a dispute over certain terms in our contract with this manufacturer. If this manufacturer ceased producing for us, for any reason, these ingredients for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in supply of our products could have a material adverse effect on our product sales.

We Depend on Our Distribution Facilities

We operate two distribution facilities, one of which is located in the United Kingdom and the other in the United States. The majority of our inventory is housed in these distribution facilities. Our U.S. facility is located in Florida, where destructive hurricanes often occur, resulting in damage to businesses or the closing of businesses for, sometimes, extended periods of time. We also utilize distribution facilities operated by third parties and over which we have no day to day control. While we have insurance to cover losses to our products, if our inventory stored at these facilities suffered any loss or damage due to fire, adverse weather or other hazard, our business could be materially adversely affected as a result of such loss or damage due to any resulting inability of ours to timely fulfill our product delivery commitments.

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

In addition, a significant amount of Bliss products are sold through one retail chain. The termination of our arrangement with that retailer to sell Bliss brand products could have a material adverse effect on our results of operations and financial condition. Our Bliss and Remède amenities program at Starwood helps our brand awareness for these products. The termination of that agreement could adversely affect the growth of the name recognition for those products and, accordingly, could adversely affect sales growth for those lines.

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world, including geographic regions that, from time to time, experience political and civil unrest and armed hostilities. In recent years, cruise ships, including those we serve, have experienced attempted pirate attacks off the coast of Africa. In addition, our hotel spa operations in Asia have been adversely affected by terrorist bombings in Indonesia, most recently in July 2009. In 2007, there was a terrorist attack in the Maldives, where we operate several hotel spas. Political unrest in areas where we operate spas also has adversely affected our operations in the past. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Owners of Our Land-Based Venues

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2009, these payments are required by cruise line agreements covering a total of 25 ships served by us and by 16 of the agreements for our land-based spas.

As of December 31, 2009, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $45.9 million in 2010, $47.5 million in 2011, $37.0 million in 2012, $20.5 million in 2013 and $3.6 million in 2014. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. In general, we have experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2009, we guaranteed total minimum payments to owners of our land-based venues of approximately: $8.6 million in 2010, $8.3 million in 2011, $7.0 million in 2012, $6.7 million in 2013, $6.3 million in 2014 and $12.3 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Land-Based Venues We Serve

Our revenues from our shipboard guests and guests at our land-based spas can only be generated if the ships and land-based venues we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, one of the hotels where we operate a luxury spa filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. However, we cannot assure you of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of spa facilities) or cruise lines that we serve, particularly in light of the current challenging economic environment in the United States and many other countries. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially adversely affected.

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

High Fuel Costs Could Adversely Impact our Shipboard Financial Results

In addition to the adverse effects on consumers of high fuel costs, as described above, higher fuel costs during 2008 adversely affected us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as in 2008, airfares, including those applicable to the transportation of our employees, were increased by the airlines we utilized. Increased transportation costs associated with increased fuel costs also add to our costs of delivery of our products to the ships we serve and other destinations. If fuel prices increase significantly again, airfares may correspondingly increase. For reasons described in the preceding sentences, extended periods of increased airfares could have a material adverse effect on the results of operations of our shipboard spa business.

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

Our continued success also is dependent on our ability to recruit and retain personnel qualified to perform our spa services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based spa employees generally are employed without contracts, on an at-will basis. Other providers of shipboard spa services have been competing with us for shipboard personnel. We also compete with spas and other employers for our shipboard and land-based spa personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite training and skills necessary for conducting our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products could have a material adverse effect on our business, results of operations and financial condition. In addition, in recent years, the immigration approval process in the United States proceeds at a slower pace than previously had been the case. Since many of our shipboard employees are not U.S. citizens, this slower pace could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

A small number of Bliss employees at a spa in New York City are subject to a collective bargaining agreement. In addition, we continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. While no groups of employees at any of our other operations have commenced similar organizational activities, we cannot guarantee that workers at other locations where we have operations will remain non-unionized. Collective bargaining agreements may require us to negotiate wages, salaries, benefits and other terms with one or more groups of our employees collectively, through a union representative, and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

In addition, the various jurisdictions where we operate our spas have their own licensing or similar requirements applicable to our employees, which could affect our ability to open new spas on a timely basis or adequately staff existing spas. The ship we serve that is U.S.-based also is subject to U.S. labor law requirements that can result in delays in obtaining adequate staffing.

Possible Adverse Changes in U.S. or Foreign Tax Laws or Changes in our Business Could Increase our Taxes

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

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In 2009, our effective income tax rate was 11.7%. See Note 9 in the accompanying Consolidated Financial Statements. Our land-based operations have significantly increased, including as a result of our schools acquisitions in recent years and our recent acquisition of Bliss Inc., and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities), which would result in an increase in the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to tax. In addition, such amount of income subject to tax will continue to increase to the extent our land-based income continues to increase relative to our shipboard income.

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

Many of the land-based venues that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our land-based spas also compete with other spas in their vicinities, as well as with other beauty, relaxation or other therapeutic alternatives. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide in our respective markets. In addition, we also compete, both for customers and for contracts with hotels, with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have, some of which enjoy greater name recognition with customers and prospective customers than spas operated by us. Also, a number of these spa operators may have greater resources than we do. Further, some hotel operators provide spa services themselves.

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

Risks of Non-U.S. Operations

A total of five of our hotel spa operations are located on the Indonesian island of Bali, which was the site of terrorist attacks in October 2002 and October 2005. Jakarta, the Indonesian capital, was the site of hotel bombings in August 2003 and July 2009. In addition, Indonesia and other countries where we currently or may in the future operate spas have in the past, and may in the future, experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

Risk of Early Termination of Land-Based Spa Agreements

A number of our land-based spa agreements provide that landlords may terminate the agreement prior to its expiration date (provided, in some cases, that we receive certain compensation with respect to our build-out expenses and earnings lost as a result of such termination). While we always attempt to negotiate the best deal we can in this regard, we cannot assure you that we will be able to successfully negotiate a termination fee in any of our future agreements or that any amounts we would receive in connection with such termination accurately reflects the economic value of the assets we would be leaving behind as a result of such termination. In addition, in the event of certain terminations of an agreement with a land-based venue, such as by the venue operator after our breach of an agreement, or as a result of the bankruptcy of a venue, even if we have a provision in our agreement providing for a termination payment, we could receive no compensation with respect to build-out expenditures we have incurred.

We also attempt to obtain terms in our land-based spa agreements that protect us in the event that the lessor's lender forecloses and takes over the property in question. However, we cannot always obtain such protective "non-disturbance" terms. In the event that the lender to a land-based venue owner under an agreement where no such non-disturbance term is included forecloses on that property, our agreement could be terminated prior to the expiration of its term. In such case, in addition to the loss of income from that spa, we could lose the residual value of the investment we made to build out that facility.

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

We have been required, in connection with a number of our hotel spa agreements, to incur the cost of the build-out of the hotel spa facilities in amounts up to approximately $15.6 million. In addition, with respect to the spa for which we spent the aforesaid amount, we also agreed to advance a total of $6.2 million toward its build-out. Any spas we may wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We also may seek acquisitions or other opportunities to grow our business which would require us to expend funds, possibly significant amounts, such as our recent acquisition of Bliss. That acquisition required us to obtain new funding arrangements and we are subject to restrictions on capital expenditures under our new credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to be able to take advantage of all otherwise favorable opportunities to operate hotel spas or effectuate other potentially favorable transactions. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out and Opening of Our Land-Based Spas

In connection with new land-based spas we may seek to operate in the future, we may wish, or be required, to build out the spa's facilities at our own expense. Our cost to build out spa facilities has ranged from relatively small amounts (for small spas in the Pacific and Asia) to approximately $15.6 million (plus the advance of an additional $6.2 million in construction costs). Such build-outs involve risks to us, including the following:

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

  If the land-based owner files for bankruptcy or otherwise has financial problems prior to the opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, in the past, the operator of a hotel where we operate a luxury spa filed for protection under Chapter 11 of the Bankruptcy Code. While that hotel was subsequently sold to a new owner (Planet Hollywood) and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a land-based spa could have a material adverse effect on our operations at that venue.

  In addition, openings of new land-based spas may be delayed for reasons not related to build-outs. Among other things, adverse local economic or political conditions, hostility in the region, unavailability of labor or outbreaks of illnesses could delay commencement of our operations at land-based spas beyond the dates which we may have announced to the public.

Risks Related to Quality of Training at Our Schools

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

Risks Related to Student Enrollment and Retention and Faculty Retention at Our Schools

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

The continued tightening of credit markets have resulted in some providers of loans ceasing to provide loans to students or reducing the availability and attractiveness of loans to students, including high credit risk individuals who would not otherwise be eligible for credit-based loans. To the extent that significant student loan providers determine to broadly restrict or cease their student lending activities, our business, results of operations and financial condition could be materially adversely affected. In addition, if prospective students of ours consist, to a significantly greater extent than our current student body, of higher credit risk individuals, those students could have difficulty obtaining financing for their tuition payments to us and this could materially adversely affect our business, results of operations and financial condition. Also, new regulatory requirements under Regulation Z (Truth in Lending) revise and expand disclosure requirements, which could result in higher administrative costs related to student loan programs, which could also have a material adverse effect on our business, results of operations and financial condition, as some students may decide not to enroll.

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

Any further action by the U.S. Congress, DOE or other regulatory bodies that significantly reduce funding for Title IV programs or the ability of our students to participate in these programs, or restrict our ability to offer extended payment plans or establish different or more stringent requirements for our schools to participate in Title IV programs or to offer such extended payment plans, could have a material adverse effect on our student population, results of operations and cash flows.

The success of our schools also depends on our ability to attract and retain sufficient numbers of faculty members with appropriate qualifications and experience, and we can provide no assurance that we will be able to retain such faculty when, and in the locations, needed.

High Interest Rates Could Adversely Affect Our Ability to Attract and Retain Students

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

Risks to our Schools Operations Related to Weather

Four of our campuses are located in Florida, which, from time to time, experiences severe hurricanes. Such hurricanes cause businesses in that state, including some of our campuses, to close for varying periods of time. We also have campuses located in Colorado, Connecticut, Maryland, Pennsylvania, Virginia and Utah. Almost every year during the winter months, each of the campuses in those locations is impacted to some extent by heavy snow and/or other severe weather conditions, resulting in closures of campuses from time to time, as has occurred during the winter of 2009 - 2010. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools, some of our campuses could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools. Prolonged closings of our schools due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students.

Impact of a Protracted Economic Downturn on Our Schools

We believe that many students pursue post-secondary education to be more competitive in the job market. While a number of post-secondary institutions, including ours, have reported increased enrollments despite the softness in the economy, a protracted economic downturn could further decrease job prospects, placement rates and the willingness of students to incur loans to pay for post secondary education, which could have a material adverse effect on the results of operations and financial condition of our schools, as enrollment would suffer.

Government Regulation - General

As described in more detail below, we are subject to a variety of governmental regulations with respect to our various operations. In addition to the requirements and limitations that these regulations currently impose on us, these regulations are subject to change that could further limit our activities. Additional regulations also could be adopted in the future that could add further requirements and/or limitations with respect to our business.

Government Regulation - Schools

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of the HEA administered by the DOE.  For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate federal and state authorities and agencies recognized by the DOE and certification by the DOE.  As a result, our schools are subject to extensive regulation by these agencies.  These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure.  The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

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

Our schools could lose their eligibility to participate in some or all of the federal student financial aid programs if defaults by students on their program loans equal or exceed specified rates or if our schools derive more than 90% of their revenue from federal student financial aid programs in any fiscal year.  Additionally, any of our schools could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federally guaranteed or funded student loans equals or exceeds 25% per year for three consecutive years.  The default rate for an applicable student group of an institution is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.  In addition, the 2008 reauthorization of the HEA, called the Higher Education Opportunity Act ("HEOA"), made significant changes to the requirements governing the Title IV programs, including the provisions on default rates of applicable student groups.  Under the HEOA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers' repayment performance starting with the applicable student group that entered repayment between October 1, 2008 and September 30, 2009.  After three years of applicable student group default rates calculated with the additional federal fiscal year are available, sanctions will be imposed if an institution has an applicable student group default rate, under the new calculation, of 30% or more for three consecutive federal fiscal years.  The economic downturn could have an adverse impact on the ability of students to make repayments, thus increasing our schools' default rates.  If any of our schools were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on the results of operations and financial condition of our schools.

Schools participating in Title IV programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV program funds.  The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances.  If the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions.  Any substantial fine, penalty or other sanction against our schools could have a material adverse effect on our schools' results of operations and financial condition.

In the fall of 2009, the DOE initiated the process of negotiated rulemaking to make changes to certain provisions of the DOE regulations governing Title IV programs.  Negotiated rulemaking is a process whereby the DOE consults with members of the higher education community to discuss issues and attempt to agree on regulatory revisions before the DOE formally proposes any regulations.  Following the conclusion of the current negotiated rulemaking, the DOE is expected to issue proposed regulations for public comment.  The DOE is expected to publish new final regulations by November 1, 2010, in which case those regulations would take effect on July 1, 2011.  As part of the negotiated rulemaking discussions, the DOE has circulated a set of 14 draft regulations that, if promulgated as initially drafted, would make significant changes to certain of the current regulatory requirements, including many that are relevant to our schools, such as the following: satisfactory academic progress; monitoring grade point averages; incentive compensation; gainful employment in a recognized occupation; state authorization as a component of institutional eligibility; definition of a credit hour; verification of information included on a Free Application for Federal Student Aid ("FAFSA"); definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs; misrepresentation of information provided to students and prospective students; agreements between institutions of higher education; retaking coursework; term-based module programs; institutions required to take attendance for purposes of certain return of Title IV funds requirements; and timeliness and method of disbursement of Title IV funds.  At this time, we cannot be certain that the DOE will issue final regulations on each of these subjects or other subjects, what requirements may be included in those final regulations or how any new requirements may affect the ability of our students to remain eligible to participate in Title IV programs and comply with Title IV program standards.

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

State authorization and accreditation by an accrediting agency recognized by the DOE also are required for an institution to participate in the federal student financial aid programs.  Requirements for state authorization and accreditation vary substantially among the applicable agencies.  Loss of state authorization or accreditation by one or more of our campuses could have a material adverse effect on our student population and results of operations.

Because our schools operate in a highly regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits of federal and state governmental agencies, present and former students and employees and other third parties who may allege violations of any regulatory requirements applicable to our schools.  If the results of any such claims are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal funding or other sanctions.  Even if we adequately address issues raised by any such claims or actions, we may have to devote significant financial and management resources to do so.  In addition, claims that we failed to comply with applicable rules, even if without basis, could lead to adverse publicity about our schools, which could adversely affect our schools' results of operations and financial condition.

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

Our growth strategy with respect to our schools includes consideration of acquisitions that we believe would be beneficial to us, such as our acquisitions in recent years of UCMT and CCMT.  In addition to the risks applicable to all acquisitions, such as the risk of our inability to successfully integrate the acquired business with our existing operations, any proposed acquisition of an institution that participates in federal student financial aid programs requires that we seek approval from the DOE and applicable state agencies and accrediting authorities.  A change of ownership or control of an institution can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document.  Once the final change of ownership approvals are received from the state licensing agencies and the accrediting authorities, the school must then apply to the DOE to obtain final approval for Title IV funding eligibility.  If we are unable to obtain approvals from state agencies, accrediting agencies or the DOE for any institution we propose to acquire, the acquired schools would not be permitted to participate in federal student financial aid programs.  Such failure could have a material adverse effect on the schools to be acquired and on our schools operations in general.

We may also consider expanding our schools' operations through the creation of new schools or the establishment of branches in new locations of one or more of our existing schools, which expansion activities would subject us to the need for approval from the DOE and applicable state agencies and accrediting authorities, creating risks similar to the risks associated with acquisitions of new schools, as described above.  If we open new schools or branch campuses of our existing schools or offer new programs before these new locations or program offerings receive the required regulatory approvals, our students at those schools or campuses, or in those programs, would not be eligible for Title IV financing.

Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.  While all our schools currently are eligible for students to receive federal funding, including loan funds, we cannot assure you that we will be able to maintain such eligibility for our schools at all times in the future.

Government Regulation - Products

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. To the extent that the packaging or promotional materials for our products are deemed to be making claims of medical efficacy, this could result in closer scrutiny by regulatory authorities. If government regulators were to determine that any of our products were being sold through exaggerated claims of medical efficacy, among other things, sales of such products in the United States could be barred. The contents of our products that are sold in the United States also are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, designed to protect consumers or the environment, could increase the cost of, or otherwise materially adversely affect, the advertising, manufacturing and packaging of our products.   Our products are also subject to rules relating to importation and sales in a number of the countries where we sell our products.  These regulations require us to expend resources related to compliance with these rules in order to be able to import and/or sell our products in those countries.

Government Regulation - Land-Based Spas

Our land-based spa operations are subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for employees at our land-based spas.

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. Guests at our spa facilities also could be injured, among other things, in connection with their use of our fitness equipment. If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us.

We maintain insurance to cover a number of risks associated with our business. While we seek to obtain comprehensive insurance coverage at commercially reasonable rates, we cannot be certain that appropriate insurance will be available to us in the future on commercially reasonable terms or at all. Our insurance policies are subject to coverage limits, exclusions and deductible levels. In addition, in connection with insured claims, we bear the risks associated with the fact that insurers often control decisions relating to pre-trial settlement of claims and other significant aspects of claims and their decisions may prove to not be in our best interests in all cases.

We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, but we self-insure or use higher deductibles for various risks. Accordingly, we are not protected against all risks (including failures by third party service providers such as insurance brokers to fulfill their duties), which could result in unexpected increases in our expenses in the event of certain claims against us.

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

Our Credit Facility Financing Could Restrict Our Activities

We have recently entered into a new credit facility in connection with our acquisition of Bliss Inc. That agreement contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants would remain applicable even when there are no amounts outstanding under the credit facility.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of such a default, the outstanding principal, together with all accrued interest under our credit facility will, at the option of our lenders, become immediately due and payable. All of our assets are subject to a security interest in favor of the lenders under our credit facility. If we were unable to repay amounts that become due under the credit facility when such repayment is due, our lenders could proceed against the collateral granted to them to secure that indebtedness and/or accelerate the due date of our indebtedness, either of which actions could materially adversely affect our business and operations.

Need for Growth in Product Sales and Risk Relating to Retail Rollouts

In order for us to grow, we need to find additional sources of revenue. In addition to our recent acquisition of Bliss Inc., we have been placing additional emphasis on growth in sales of our principal existing product lines, Elemis and La Thérapie, apart from sales on cruise ships and at our land-based spas. While we believe that our Elemis and Bliss day spas assist us in our efforts to increase sales of those products, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are few in number and located in only a limited geographic area.

In recent years, in the British Isles and the United States, we have been selling our Elemis products in dedicated areas of well-known department stores and other retail establishments. Bliss and Remède products are also sold in well-known department stores. From time to time in the future we may announce additional agreements with retail venues to operate such dedicated Elemis sales areas. Those agreements may be in a non-written form and may otherwise not be formal commitments. Accordingly, even if we announce our intention to commence retail product sale operations at certain venues, we cannot provide assurance that, in fact, such operations will be effectuated in all instances.

Our ability to grow our product sales, in addition to the challenges of competition described above, may be adversely affected by economic conditions. The weakened U.S. and other world economies, including the impact on consumers of higher fuel costs and tighter credit, has had an adverse effect on the discretionary spending of U.S. consumers, including spending on our products. This adversely affected our results of operations during 2008 and 2009 and the continuation or worsening of the economic slowdown could have a material adverse effect on our retail product sales for the balance of 2010 and thereafter during any such continuation or worsening.

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of ingredients and of our products in U.K. Pounds Sterling and Euros, the weakness in recent years of the U.S. Dollar against those currencies has adversely affected our results of operations. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results, but during 2009 again weakened against the U.K. Pound Sterling; however, to the extent that the U.K. Pound Sterling or the Euro again becomes stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

Risks Related to Our Computer Networks

Our business relies to a significant extent on our computer networks. These networks, similar to computer networks in many businesses, may be vulnerable to service interruptions or malfunctions, including those related to unauthorized access, computer hackers, computer viruses and other security threats. In addition to the adverse effects on our business in general of an interruption in the operation of our computer networks, a user who circumvents security measures could misappropriate proprietary information of Steiner or our customers or cause disruptions to, or malfunctions in, our operations. Accordingly, among other things, we may be required, from time to time, to expend significant resources to protect against the threat of service interruptions and these security breaches or to alleviate problems caused by these breaches and we may also be liable to customers or other third parties if their information is accessed by hackers or other unauthorized third parties.

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

In addition, we collect information relating to our customers and the students at our schools for various business purposes, including marketing and promotional purposes. The collection and use of personal data, such as, among other things, credit card information, is governed by privacy laws and regulations of the United States and other jurisdictions. Privacy regulations continue to evolve and, occasionally, may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our services and products and serve our customers. In addition, non-compliance with applicable privacy regulations by us or, in some instances, non-compliance by third parties engaged by us, or a breach of security systems storing our data may result in fines, payment of damages or restrictions on our use or transfer of data.

Anti-takeover Provisions Limit Shareholders' Ability to Affect a Change in Management or Control

Our Articles of Association ("Articles") include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of Steiner Leisure that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified board of directors serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on certain transactions with holders of 15% or more of the voting shares of Steiner Leisure. We have an authorized class of 10,000,000 Preferred Shares that may be issued in one or more series by our board of directors (our "Board") without further action by the shareholders on such terms and with such rights, preferences and designations as our Board may determine. Furthermore, our Amended and Restated 1996 Share Option and Incentive Plan, our 2004 Equity Incentive Plan, our 2009 Incentive Plan and our officers' employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of Steiner Leisure.

In addition, certain of our cruise line and land-based spa agreements provide the other parties with rights of termination in the event of certain changes in control of Steiner Leisure.

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
  announcements or activities by our competitors; and
  the market price of shares of our cruise line or land-based customers.

Any such event could result in a material decline in the price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our hotel spas are operated under agreements with the hotel operators or owners, as the case may be, of those venues. Our offices, schools, day spa facilities and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Steiner Management Services, LLC, a Florida subsidiary of Steiner Leisure and our administrative services affiliate, is located in Coral Gables, Florida. The administrative office of our Elemis Limited ("Elemis") subsidiary is located near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables. We administer Mandara's Asian and Central Pacific operations from offices in Kuala Lumpur, Malaysia. We administer our Bliss and Remède operations primarily from Bliss Inc.'s offices in New York City. We maintain an office for public relations and other activities of Elemis in London.

We maintain a product production, packaging, warehousing and distribution facility in Bridgewater, England and a warehouse and shipping facility in Ft. Lauderdale, Florida for our Elemis and La Thérapie products and certain other products (we use third party production, warehousing and shipping facilities for our Bliss and Remède products). We have a facility in Bali, Indonesia where we produce face and body care-related products and pack and label goods from third party suppliers for shipment to certain of our spas.

Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix and Tempe), Colorado (Aurora and Westminster), Connecticut (Groton, Newington and Westport), Florida (Bradenton, Maitland, Miami and Pompano Beach), Maryland (Linthicum), Nevada (Las Vegas), Pennsylvania (York), Utah (Lindon and Salt Lake City) and Virginia (Charlottesville).

Our shipboard staff training facilities (and the administrative offices of Elemis) are located in the same building as Elemis's offices. We also have a training center in Bali, Indonesia.

We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations or financial condition.

In December 2004, a personal injury action was filed against our Steiner Transocean Limited ("STO") subsidiary in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain indemnity for such unavailability through a civil action also filed by us in the Circuit Court in Miami-Dade County, Florida. While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain indemnity in lieu of insurance coverage, we are vigorously defending against the Plaintiff's claim based, among other things, on the fact that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. Should we be found liable in this matter, and we do not have sufficient indemnification in lieu of insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

In December 2009, a judgment was entered against STO in a case brought by Danny Simpson ("Simpson"), a former shipboard fitness instructor for the Company. Simpson claimed that damages resulting from severe injuries suffered by him from a fall in the fitness area of a ship were the fault of the Company. The Company contested its liability and the amount of damages sought in this matter, but a judgment was returned in favor of Simpson in the amount of $9.6 million. The Company has filed a motion to overturn the judgment and will also seek to appeal the judgment if that motion is not successful. While the matter is covered by a $1.0 million insurance policy and an excess liability policy covering the balance of the judgment, the Company has learned that the excess liability insurance carrier has retained counsel to review this matter. The Company has also retained counsel to protect its interests in this area. While the Company has not been advised that the excess liability coverage will not be available in this matter, in the event that such excess liability coverage is unavailable, such unavailability could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 4.    (Removed and Reserved)

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

2009	High	Low
First Quarter	$30.02	$18.51
Second Quarter	33.61	23.90
Third Quarter	37.44	26.51
Fourth Quarter	42.47	33.80

2008	High	Low
First Quarter	$44.84	$31.17
Second Quarter	38.95	28.34
Third Quarter	39.70	26.78
Fourth Quarter	36.34	17.21

As of February 24, 2010, there were 13 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of March 8, 2010, there were 5,483 beneficial owners of our common shares.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the Company's proxy statement for the Company's 2010 annual meeting of shareholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2009. All of these shares represent shares surrendered by our employees in connection with the vesting of restricted shares and no share purchases were pursuant to any share repurchase plans of Steiner Leisure. We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations arising upon the vesting of such restricted shares.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2009 through October 31, 2009	--	$--	--	$50,261,102
November 1, 2009 through November 30, 2009	7,513	41.30	--	50,261,102
December 1, 2009 through December 31, 2009	36,852	41.13	--	50,261,102
Total	44,365	$41.16	--	$50,261,102

(1)  No shares were purchased during the fourth quarter of 2009 pursuant to any repurchase plan of the Company. The Company's only repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The current plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $49,738,898 of our common shares have been purchased to date.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (U.S. and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2004, and ending December 31, 2009.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2004 in our common shares at a per share price of $29.88, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

	12/04	12/05	12/06	12/07	12/08	12/09

Steiner Leisure Ltd	100.00	119.01	152.28	147.79	98.80	133.07
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Dow Jones US Travel & Leisure	100.00	101.64	124.45	122.70	79.59	104.25

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2009. The balance sheet data as of December 31, 2009 and 2008 and the statement of income data for the years ended December 31, 2009, 2008 and 2007 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2007, 2006 and 2005 and the statement of income data for the years ended December 31, 2006 and 2005 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere herein.

	Year Ended December 31,
	2009(1)(2)(3)	2008(1)(2)	2007(1)	2006(1)	2005
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues:
Services	$343,545	$360,819	$351,503	$317,731	$268,401
Products	147,032	179,950	177,717	152,411	128,817
Total revenues	490,577	540,769	529,220	470,142	397,218
Cost of revenues:
Cost of services	277,371	294,908	283,596	253,772	214,022
Cost of products	106,817	119,005	127,045	110,744	96,588
Total cost of revenues	384,188	413,913	410,641	364,516	310,610
Gross profit	106,389	126,856	118,579	105,626	86,608
Operating expenses:
Administrative	25,032	34,630	33,080	26,260	20,837
Salary and payroll taxes	38,218	42,029	37,816	32,844	22,348
Total operating expenses	63,250	76,659	70,896	59,104	43,185
Income from operations	43,139	50,197	47,683	46,522	43,423
Other income (expense):
Interest expense	(349)	(269)	(367)	(287)	(275)
Other income	216	463	1,595	1,933	553
Total other income (expense)	(133)	194	1,228	1,646	278
Income from continuing operations before provision for income taxes and discontinued operations	43,006	50,391	48,911	48,168	43,701
Provision for income taxes	5,014	4,509	4,214	2,248	3,302
Income from continuing operations before discontinued operations	37,992	45,882	44,697	45,920	40,399
Income from discontinued operations, net of taxes	--	--	--	225	769
Net income	$37,992	$45,882	$44,697	$46,145	$41,168

Earnings per common share
Income per share-basic:
Income before discontinued operations	$2.61	$3.01	$2.69	$2.68	$2.32
Income from discontinued operations	--	--	--	0.01	0.04

	$2.61	$3.01	$2.69	$2.69	$2.36
Income per share-diluted:
Income before discontinued operations	$2.56	$2.96	$2.63	$2.60	$2.23
Income from discontinued operations	--	--	--	0.01	0.04

	$2.56	$2.96	$2.63	$2.61	$2.27

Basic weighted average shares outstanding	14,577	15,253	16,626	17,134	17,401
Diluted weighted average shares outstanding	14,764	15,433	16,990	17,596	18,159

BALANCE SHEET DATA:
Working capital	$39,654	$35,475	$40,319	$43,888	$56,749
Total assets	382,378	250,035	272,211	257,770	210,649
Long-term debt, net of current portion	45,500	--	--	--	--
Shareholders' equity	217,127	169,083	182,975	183,626	159,628

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

(3)         In December 2009, we completed the acquisition of the stock of Bliss World Holdings, Inc. for $100 million in cash less cash acquired. This transaction was accounted for under the purchase method and, accordingly, our financial results include the results of the acquired entities subsequent to this acquisition. See Note 4, "Acquisitions," in the accompanying Consolidated Financial Statements.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our business through three reportable segments: Spa Operations, Products and Schools.

In December 2009, Steiner Leisure acquired all of the stock of Bliss Inc. from Starwood. Bliss Inc. is a spa and skincare company with free-standing and hotel spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, as well as Sephora stores and other domestic and international retail locations. The purchase price for Bliss Inc. was $100.0 million in cash less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at land-based spas. In connection with these services, we have assisted in the design of facilities for many of the ships and land-based venues that we serve. We conduct our activities pursuant to agreements with cruise lines and owners of our land-based venues that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and land-based venue owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both. As of February 11, 2010, we provided our spa services on 126 ships and at a total of 61 hotel spas located in the United States, the Caribbean, Asia, the Pacific and other locations, and at our day spas in New York City (two spas), Coral Gables, London and Singapore.

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, Remède and Laboratoire Remède brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through third-party outlets. We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products.

Through our Schools segment, we own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions, including, in some cases, within the Steiner family of companies. Among other things, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. As of February 11, 2010, there were a total of 4,483 students attending our schools. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the DOE's Title IV program and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under this program.

Our revenues are generated principally from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel spas are dependent on the hospitality industry for their success. These industries are subject to significant risks that could affect our results of operations.

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The overall economic weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of high fuel costs (which softened somewhat in the second half of 2008) has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008 and during 2009 were adversely affected and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

If the current weak economic environment continues for an extended period of time or worsens, spending on cruise and hospitality industry venue vacations, hotel stays and on beauty products would likely continue to be adversely affected. This could materially, adversely affect our business, financial condition and results of operations.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the ingredients and manufacturing of many of our products in U.K. Pounds Sterling and Euros. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results, but during 2009 again weakened against the U.K. Pound Sterling. To the extent that the U.K. Pound Sterling or the Euro becomes stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

A significant factor in our financial results is the amounts we are required to pay under our agreements with the cruise lines and land-based venues we serve. Certain cruise line agreements provide for increases in percentages of revenues and other amounts payable by us over the terms of those agreements. These payments also may be increased under new agreements with cruise lines and land-based venue operators that replace expiring agreements. In general, we have experienced increases in these payments as a percentage of revenues upon entering into new agreements with cruise lines.

Weather also can impact our results. The multiple destructive hurricanes that hit the Southern United States and other regions several years ago caused cancellation or disruption of certain cruises and the closure of certain of our hotel spas and campuses of our massage and beauty schools, which had adverse effects on us. In addition, the strong tsunami that hit various Asian regions in December 2004 resulted in damage to, and the closing of, most of our operations in the Maldives for a period of time. We also experience, almost every year, days of severe winter weather that causes us to close one or more campuses of our schools for, in some instances, up to several days at a time, including as has occurred during the winter of 2009 - 2010.

Historically, a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. Our acquisitions in recent years of school operations and Bliss consist of land-based operations whose sales primarily are in the United States. To the extent that our non-shipboard income increases as a percentage of our overall income, the percentage of our overall income that will be subject to tax would increase.

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

Key Performance Indicators

Spa Operations. A measure of performance we have used in connection with our periodic financial disclosure relating to our cruise line operations is that of revenue per staff per day. In using that measure, we have differentiated between our revenue per staff per day on ships with large spas and other ships we serve. Our revenue per staff per day has been affected by the increasing requirements of cruise lines that we place additional non-revenue producing staff on ships with large spas to help maintain a high quality guest experience. We also utilize, as a measure of performance for our cruise line operations, our average revenue per week. We use these measures of performance because they assist us in determining the productivity of our staff, which we believe is a critical element of our operations. With respect to our land-based spas, we measure our performance primarily through average weekly revenue over applicable periods of time.

Schools. With respect to our massage and beauty schools, we measure performance primarily by the number of new student enrollments and the rate of retention of our students. A new student enrollment occurs each time a new student commences classes at one of our schools.

Products. With respect to sales of our products, other than on cruise ships and at our land-based spas, we measure performance by revenues.

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and for existing and new ships of other cruise lines, seeking new venues for our land-based spas, developing new products and services, seeking additional channels for the distribution of our retail products and seeking to increase the student enrollments at our post-secondary massage and beauty schools. We also consider growth, among other things, through appropriate strategic transactions, including acquisitions and joint ventures.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs. Certain cruise line and land-based spa agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual payments over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and land-based spa venue owners that replace expiring agreements.

Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount is not a material component of the cost of services rendered and would not be practicable to identify separately.

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to our acquisitions of hotel spas in 2001, UCMT in April 2006 and CCMT in August 2008.

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

Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage." In the fourth quarter of 2009, we began using the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded pro rata over the time period gift cards are actually redeemed and breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of income for the year ended December 31, 2009. As a result of our commencing to use the redemption recognition method, we will account for this breakage prospectively from the fourth quarter of 2009. Accordingly, during the fourth quarter of 2009, we recorded an increase to revenues of approximately $1.3 million.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of December 31, 2009, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2009, we had goodwill of $121.6 million and unamortized intangibles of $27.2 million.

Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

We review the carrying value of goodwill and indefinite lived intangible assets of each of our reporting units on an annual basis as of January 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. We consider our Maritime, Land-Based Spas, Product Distribution, Training and Schools segments to be individual reporting units which are also individual operating segments of the Company. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.

The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what those market participants would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year ended December 31, 2009, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2009.

As of January 1, 2009 and 2010, we reviewed the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value.

The determination of fair value utilizes an evaluation of historical and forecasted operating results and other key assumptions made by management, including discount rates, utilized in the valuation of certain identifiable assets. Deterioration in macroeconomic conditions or in our results of operations or unforeseen negative events could adversely affect our reporting units and lead to a revision of the estimates used to calculate fair value. These key estimates and forecasted operating results may or may not occur or may be revised by management which may require us to recognize impairment losses in the future.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.7 million as of December 31, 2009, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

Contingent Rents and Scheduled Rent Increases

Our hotel spas, generally, are required to pay rent based on a percentage of our revenues, with others having fixed rents. In addition, for certain of our land-based spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement. Rent escalations are recorded on a straight-line basis over the term of the lease agreement. We record contingent rent at the time it becomes probable that it will exceed the minimum rent obligation per the lease agreement. Previously recognized rental expense is reversed into income at such time that it is not probable that the specified target will be met.

Recent Accounting Pronouncements

On January 1, 2008, we adopted authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements.  In February 2008, we adopted authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This guidance became effective for us as of January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

In December 2008, FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted authoritative guidance which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination.  The guidance applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  During the year ended December 31, 2009, we incurred and expensed approximately $1.9 million of transaction costs related to our acquisition of Bliss Inc.

On April 1, 2009, we adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles.  The adoption of this topic did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires enhanced disclosures for fair value measurements.  Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy.  Entities are also required to separately present information about purchases, sales, issuances, and settlements of fair value measurements within the third level of the fair value hierarchy.  This guidance will be effective for our fiscal year 2010 and 2011 interim and annual consolidated financial statements and the relevant disclosures will be added at such time.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2009	2008	2007
Revenues:
Services	70.0%	66.7%	66.4%
Products	30.0	33.3	33.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of services	56.5	54.5	53.6
Cost of products	21.8	22.0	24.0
Total cost of revenues	78.3	76.5	77.6
Gross profit	21.7	23.5	22.4
Operating expenses:
Administrative	5.1	6.4	6.3
Salary and payroll taxes	7.8	7.8	7.1
Total operating expenses	12.9	14.2	13.4
Income from operations	8.8	9.3	9.0
Other income (expense), net:
Interest expense	(0.1)	--	(0.1)
Other income	--	--	0.3
Total other income (expense), net	(0.1)	--	0.2
Income from operations before provision for income taxes	8.7	9.3	9.2
Provision for income taxes	1.0	0.8	0.8
Net income	7.7%	8.5%	8.4%

2009 Compared to 2008

Revenues. Revenues of our reportable segments for the years ended December 31, 2009 and 2008, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions):

	Year Ended December 31,		% Change
Revenue:	2009	2008
Spa Operations Segment	$368,095,000	$417,112,000	(11.8%)
Products Segment	83,251,000	96,269,000	(13.5%)
Schools Segment	61,612,000	50,576,000	21.8%
Other	(22,381,000)	(23,188,000)	N/A
Total	$490,577,000	$540,769,000	(9.3%)

Total revenues decreased approximately 9.3%, or $50.2 million, to $490.6 million in 2009 from $540.8 million in 2008. Of this decrease, $17.3 million was attributable to a decrease in services revenues and $32.9 million was attributable to a decrease in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues decreased approximately 11.8%, or $49.0 million, to $368.1 million in 2009 from $417.1 million in 2008. Average weekly revenues for our hotel spas decreased 17.6% to $21,630 in 2009 from $26,243 in 2008. We had an average of 2,080 shipboard staff members in service in 2009 compared to an average of 2,077 shipboard staff members in service in 2008. Revenues per shipboard staff per day decreased by 10.1% to $408 in 2009 from $454 in 2008. Average weekly revenues for our shipboard spas decreased by 7.0% to $47,920 in 2009 from $51,538 in 2008. The slowdown in the growth of our revenues and decrease in key performance indicators referenced above was primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Products segment revenues decreased approximately 13.5%, or $13.0 million to $83.3 million in 2009 from $96.3 million in 2008. This decrease was primarily attributable to the softening of the economy worldwide, resulting in reduced spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 21.8%, or $11.0 million to $61.6 million in 2009 from $50.6 million in 2008. The increase in revenues was primarily attributable to increased new student enrollments and otherwise increased student populations at our schools and our purchase of CCMT, which was effective in August 2008.

Cost of Services. Cost of services decreased $17.5 million to $277.4 million in 2009 from $294.9 million in 2008. Cost of services as a percentage of services revenue decreased to 80.7% in 2009 from 81.7% in 2008. This decrease was primarily attributable to improved performance of the Schools segment. This decrease was partially offset by increases in commissions allocable to services on cruise ships covered by agreements that provide for increases in commissions in 2009 compared to 2008.

Cost of Products. Cost of products decreased $12.2 million to $106.8 million in 2009 from $119.0 million in 2008. Cost of products as a percentage of products revenue increased to 72.6% in 2009 from 66.1% in 2008. This increase was primarily attributable to an $8.9 million foreign exchange gain, which occurred in the latter half of 2008, resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling related to intercompany inventory purchases. The increase was also attributable to increases in commissions allocable to products on cruise ships covered by agreements that provide for increases in commissions in 2009 as compared to 2008.

Operating Expenses. Operating expenses decreased $13.4 million to $63.3 million in 2009 from $76.7 million in 2008. Operating expenses as a percentage of revenues decreased to 12.9% in 2009 from 14.2% in 2008. This was primarily attributable to a reduction in our operating expenses due to our implementation of increased cost controls, which was partially offset by $1.9 million of transaction costs primarily related to our acquisition of Bliss Inc. in 2009. In 2008, we recorded a $3.6 million foreign exchange loss on our holdings of U.K. Pounds Sterling and Euros resulting from the strengthening of the U.S. Dollar against those currencies.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2009 and 2008, respectively, was as follows:

	For the Year Ended December 31,		% Change
Income from Operations:	2009	2008
Spa Operations Segment	$28,949,000	$32,764,000	(11.6)%
Products Segment	6,926,000	5,598,000	23.7%
Schools Segment	12,768,000	4,677,000	173.0%
Other	(5,504,000)	7,158,000	N/A
Total	$43,139,000	$50,197,000	(14.1)%

The decrease in income from operations in the Spa Operations segment was primarily attributable to a softening of the economy worldwide, resulting in reduced consumer spending on our services and products. The increase in operating income in the Products segment was primarily attributable to the sale of products with higher margins and improved cost containment. The increase in the operating income in the Schools segment was attributable to increased new student enrollments and otherwise increased student populations at our schools and the purchase of CCMT.

The overall decrease in income from operations was partially offset by an increase of $1.3 million, which resulted from the commencement of our recognition of breakage (non-redemption) of gift certificates using the redemption recognition method during the fourth quarter of 2009.

Other Income (Expense), Net. Other income (expense), net decreased $0.3 million to expense of $0.1 million in 2009 from income of $0.2 million in 2008. This decrease was primarily attributable to a reduction in interest income due to lower interest rates applicable to our interest-earning cash in 2009 compared to 2008 and increased interest expense as a result of the debt and deferred financing fees we incurred in connection with our acquisition of Bliss Inc.

Provision for Income Taxes. Provision for income taxes increased $0.5 million to expense of $5.0 million in 2009 from expense of $4.5 million in 2008. Provision for income taxes increased to an overall effective rate of 11.7% in 2009 from 8.9% in 2008. This increase was attributable to the income earned in jurisdictions that tax our income representing a higher percentage of the total income we earned in 2009 than such income represented in 2008.

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

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 0.2%, or $0.7 million, to $417.1 million in 2008 from $416.4 million in 2007. Average weekly revenues for our hotel spas decreased 0.4% to $26,243 in 2008 from $26,339 in 2007. We had an average of 2,077 shipboard staff members in service in 2008 compared to an average of 1,978 shipboard staff members in service in 2007. Revenues per shipboard staff per day decreased by 3.8% to $454 in 2008 from $472 in 2007. Average weekly revenues for our shipboard spas decreased by 0.1% to $51,538 in 2008 from $51,592 in 2007. The slowdown in the growth of our revenues and decrease in key performance indicators referenced above was primarily attributable to a softening of the economy worldwide, resulting in reduced spending by consumers at our spas.

Products Segment Revenues. Products segment revenues decreased approximately 0.5%, or $0.4 million to $96.3 million in 2008 from $96.7 million in 2007. Excluding intercompany sales, products segment revenues increased approximately 9.6% from $60.7 million in 2007 to $66.6 million in 2008. This increase was primarily attributable to increased unit sales, which increase was partially offset by the softening of the economy worldwide in the latter half of 2008, resulting in reduced spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 10.0%, or $4.6 million to $50.6 million in 2008 from $46.0 million in 2007. The increase in revenues was primarily attributable to increased new student enrollments and otherwise increased student populations at our schools and our purchase of CCMT, which was effective in August 2008.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2009 and 2008 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in the third quarter being the strongest quarter for us. Our product sales generally are strongest in the fourth quarter as a result of the December holiday shopping period. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2009				Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$117,147	$117,626	$130,864	$124,940	$136,716	$135,673	$144,683	$123,697
Gross profit	24,635	21,681	30,855	29,218	29,439	29,556	34,364	33,497
Administrative, salary and payroll taxes	15,927	12,489	18,445	16,389	18,877	17,962	19,245	20,575
Net income	7,943	8,329	10,811	10,909	9,703	10,571	13,792	11,816
Basic earnings per share	$0.55	$0.57	$0.74	$0.75	$0.62	$0.69	$0.91	$0.81
Diluted earnings per share	$0.54	$0.56	$0.73	$0.73	$0.61	$0.68	$0.89	$0.79
As a Percentage of Revenues:
Gross profit (1)	21.0%	18.4%	23.6%	23.4%	21.5%	21.8%	23.8%	27.1%
Administrative, salary and payroll taxes	13.6%	10.6%	14.1%	13.1%	13.8%	13.2%	13.3%	16.6%
Net income (2)	6.8%	7.1%	8.3%	8.7%	7.1%	7.8%	9.5%	9.6%

_____________________

(1)        The third and fourth quarter gross profit of 2008 includes a foreign exchange gain of $2.6 million and $6.3 million, respectively.

(2)        The fourth quarter of 2009 includes a $1.3 million increase to revenues and net income as we began recognizing breakage related to gift certificates using the redemption recognition method.

Liquidity and Capital Resources

Liquidity is defined as the ability to convert assets into cash or to obtain cash.  Our primary sources of liquidity have been cash flows generated from operating activities and, in connection with major acquisitions, financing provided by our revolving credit facility.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months.  However, if the softening in the overall economy and the leisure industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.  In addition, depending on the longevity and ultimate severity of the current deterioration of the global economy, including financial and credit markets, our ability to grow or sustain our business operations may be significantly adversely affected.  Also, as a result of concerns about the general stability of financial markets, the cost of obtaining money from the credit markets has increased, as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to existing debt or at all, and reduced and, in some cases, ceased to provide any new funding.  Accordingly, we cannot be certain that funding in excess of that available through our working capital and current credit agreement will be available to the extent required and on acceptable terms.  If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, consummate acquisitions or otherwise take advantage of business opportunities, respond to competitive pressures or refinance any debt obligations that we may incur, any of which could have a material adverse effect on our results of operations and financial condition.

Sources and Uses of Cash

During the year ended December 31, 2009, net cash provided by operating activities was $65.0 million compared with $66.7 million for the year ended December 31, 2008. This decrease was primarily attributable to a decrease in net income and changes in working capital items.

During the year ended December 31, 2009, cash used in investing activities was $92.5 million compared with $10.0 million for the year ended December 31, 2008. This increase was primarily attributed to our acquisition of Bliss Inc. in December 2009.

During the year ended December 31, 2009, cash provided by financing activities was $49.9 million, compared with $57.3 million of cash used in financing activities for the year ended December 31, 2008. Included in the 2009 amount is cash used to purchase approximately $2.7 million of our shares, compared with $57.9 million used to purchase our shares in 2008. The payments in 2009 to purchase shares were offset by $60.5 million of proceeds received from borrowings incurred in connection with the acquisition of Bliss Inc.

We had working capital of approximately $39.6 million at December 31, 2009, compared to working capital of approximately $35.5 million at December 31, 2008.

In connection with the sales of the Company's day spa assets to third parties in 2002 and 2003, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount for which the Company remains liable under such assigned leases, if the assignees fail to make the required payments, was approximately $0.4 million as of December 31, 2009.

In February 2008, our Board approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased and terminated our prior share repurchase plan. During 2009, we purchased 79,000 of our shares for a total of approximately $2.7 million. These shares were surrendered by our employees in connection with tax payments related to the vesting of such restricted shares and were not made under our repurchase plan. All of these purchases were funded from our working capital. As of February 11, 2010, there remained approximately $50.3 million authorized for purchase under our share repurchase plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

On December 31, 2009, we purchased all the issued and outstanding capital stock of Bliss Inc. from Starwood. Bliss Inc. is a spa and skincare company with free-standing and hotel spa locations. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through department stores and other domestic and international retail locations. The purchase price was $100 million in cash less cash acquired, and was funded from existing cash and through borrowings under the new credit facility described below.

Financing Activities

In connection with the acquisition of Bliss Inc. in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing October 30, 2012. The delayed draw term loan was fully funded at the closing of the Bliss acquisition.  Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of December 31, 2009 and February 11, 2010, there was $49.5 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based upon the Company's financial performance. At December 31, 2009 and February 11, 2010, our borrowing rate was 3.74% in both periods. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets and all present and future assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2009 and February 11, 2010, respectively, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from our operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

The following summarizes our significant contractual obligations and commitments as of December 31, 2009:

	Payment Due by Period (in thousands)
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$154,508	$45,852	$47,542	$36,970	$20,544	$3,600	$--
Operating leases (2)	87,853	14,775	14,210	12,996	12,569	11,518	21,785
Employment agreements	4,461	2,430	1,605	426	--	--	--
Long-term debt	60,500	15,000	15,000	30,500	--	--	--
Debt interest (3)	4,392	2,047	1,487	858	--	--	--
Total	$311,714	$80,104	$79,844	$81,750	$33,113	$15,118	$21,785

(1)  These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2)  Included herein are the minimum guaranteed payment obligations under certain of our hotel spa leases.
(3)  Debt interest is calculated using the prevailing rates as of December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as currently being encountered, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and is currently having such an effect. This has adversely affected our results of operations and financial condition. Continuation or worsening of the adverse economic conditions in North America and elsewhere and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition during the period of such continuation or worsening.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may issue "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We have tried, whenever possible, to identify these statements by using words like "will, " "may, " "could, " "should, " "would, " "believe, " "expect, " "anticipate, " "forecast, " "future, " "intend, " "plan, " "estimate" and similar expressions of future intent or the negative of such terms.

Such forward-looking statements include, but are not limited to, statements regarding:

    our future financial results;
    our proposed activities pursuant to agreements with cruise lines or land-based spa operators;
    our ability to secure renewals of agreements with cruise lines upon their expiration;
    scheduled introductions of new ships by cruise lines;
    our future land-based spa activities, including scheduled openings of any additional land-based spas;
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

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include the following:

    the current economic weakness and related disruptions to capital and credit markets in North America and elsewhere that have reduced the number of customers on cruise ships and at land-based venues and have reduced consumer demand for our services and our products;

    our dependence on cruise line concession agreements of specified terms that are, in some cases, terminable by cruise lines with limited or no advance notice under certain circumstances;

    our dependence on the cruise industry and the hospitality industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability, or which are susceptible to significant adverse weather conditions, and the risk of maritime accidents or disasters, passenger disappearances and piracy or terrorist attacks at sea or elsewhere and the adverse publicity associated with the foregoing;

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

    the continuing growth of the cruise lines' capacity in recent years and resulting potential need by the cruise lines to offer discounted fares to guests, resulting in potentially adverse effects on us due to reduced spending on our services and our products;

    changes in or disruptions to airline service to cruise embarkation and disembarkation locations, resulting in adverse effects on the ability of cruise passengers to reach their ports or cancellation of cruises;

    increasing numbers of days during cruises when ships are in port, which results in lower revenues to us;

    reductions in revenues during periods of cruise ship dry-dockings and major renovations or closures of land-based venues where we operate spas;

    our dependence on a limited number of companies in the cruise industry and further consolidation of companies in the cruise industry;

    the risk that we will be unable to successfully integrate or profitably operate Bliss Inc., or other operations that we may acquire in the future, with our then existing businesses;

    our dependence on the land-based hospitality industry and the risks to which that industry is subject;

    the effects of outbreaks of illnesses or the perceived risk of such outbreaks on our land-based spa operations in Asia and in other locations, on our cruise ship operations and on travel generally;

    major renovations or changes in room rates, guest demographics or guest occupancy at the land-based venues we serve that could adversely affect the volume of our business at land-based spas;

    our dependence, with respect to our land-based spas, on airline service to our venue locations, which is beyond our control and subject to change;

    our dependence on a limited number of product manufacturers;

    our dependence on our distribution facilities and on the continued viability of our third party product distribution channels;

    our obligation to make minimum payments to certain cruise lines and owners of the locations of our land-based spas, irrespective of the revenues received by us from customers;

    our dependence on the continued viability of the cruise lines we serve and the land-based venues where we operate our spas;

    the risk that our receivables, which have been collected on a less timely basis than prior to the commencement of the economic slowdown, will continue to become subject to an even longer period of collection or become uncollectible;

    delays in new ship introductions, a reduction in new, large spa ship introductions and unscheduled withdrawals from service of ships we serve;

    increased fuel costs contributing to the current economic weakness and increasing our costs of product delivery and employee travel expenses;

    our dependence for success on our ability to recruit and retain qualified personnel;

    possible labor unrest or changes in economics based on collective bargaining activities;

    the licensing requirements of the various jurisdictions where we have operations, which could affect our ability to open or adequately staff new venues on our timely basis;

    changes in the taxation of our Bahamas subsidiaries and increased amounts of our income being subject to taxation;

    competitive conditions in each of our business segments, including competition from cruise lines and land-based venues that may desire to provide spa services themselves and competition from third party providers of shipboard and land-based spa services;

    risks relating to our non-U.S. operations;

    the risk of severe weather conditions, including, but not limited to, hurricanes, earthquakes and Tsunamis, disrupting our spa operations;

    the ability of the land-based venue operators under certain of our land-based spa agreements to terminate those agreements under certain circumstances;

    insufficiency of resources precluding our taking advantage of new spa or other opportunities;

    our potential need to seek additional financing and the risk that such financing may not be available on satisfactory terms or at all;

    uncertainties beyond our control that could affect our ability to timely and cost-effectively construct and open land-based spa facilities;

    risks relating to the performance of our massage and beauty schools which are, among other things, subject to significant government regulation, the need for their programs to keep pace with industry demands and the possibility that government-backed student loans will not be available to our students;

    the risk that increases in interest rates could result in corresponding increases in cost to certain of our students and to students' ability to timely repay loans, resulting in a negative impact on our schools' ability to participate in Title IV programs and a reduction in the number of students attending our schools;

    the risk of our reduced ability to successfully market our schools at our campuses that experience severe weather conditions from time to time, which weather conditions could result in closings of certain of our campuses for days at a time;

    the risk of a protracted economic downturn on our schools;

    obligations under, and possible changes in, laws and government regulations applicable to us and the industries we serve; government regulation of our products and the claims we make about the efficacy of our products, as well as possible challenges to our ability to obtain work permits for employees at our land-based spas;

    product liability or other claims against us by customers of our products or services;

    the risk that our insurance coverage may become unavailable to us on commercially reasonable terms or may be insufficient to cover us in the event of a certain loss, or that high visibility claims could result in adverse publicity and thus adversely affect our business;

    the risks to our cash investments resulting from the current financial environment;

    restrictions imposed on us as a result of our credit facility;

    our need to find additional sources of revenues;

    the risk that announced retail rollouts of our product sales at specified venues will not occur;

    our need to expand our services to keep up with consumer demands and to grow our business and the risk of increased expenses and liabilities potentially associated with such expansion;

    our ability to successfully protect our trademarks or obtain new trademarks;

    foreign currency exchange rate risk;

    risks relating to interruptions in service of, and unauthorized access to, our computer networks;

    the risk that changes in privacy law could adversely affect our ability to market our services and products effectively; and

    the risk of fluctuations in our share price, including as a result of matters outside of our control.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009, we had $49.5 million outstanding under our credit facility. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $400,000.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of December 31, 2009 would change our results of operations by approximately $1.8 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 11, 2010, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2009. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2009, we will file our definitive proxy statement for our 2010 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, 2008 and    2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)      Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)	The following is a list of all exhibits filed as a part of this report.
Exhibit Number	Description
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited1
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited2
4.1	Specimen of common share certificate3
10.1	Amended and Restated 1996 Share Option and Incentive Plan4+
10.2	Amended and Restated Non-Employee Directors' Share Option Plan5+
10.3	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options6*+
10.4	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options6**+
10.5	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options6*+
10.6	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan7***+
10.7	2004 Equity Incentive Plan8+
10.8	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan9*+
10.9	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan9**+
10.10	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan9*+
10.11	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan9**+
10.12	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw10+
10.13	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants11*+
10.14	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants11**+
10.15	Form of Restricted Share Agreement for Non-Employee Directors and Michèle Steiner Warshaw under 2004 Equity Incentive Plan of Steiner Leisure Limited12+
10.16	Form of Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants13+
10.17	Form of Performance Share Agreement for Senior Officers under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants13+
10.18	Employment Agreement dated March 24, 2006 between Steiner Leisure Limited and Leonard I. Fluxman14+
10.19	Employment Agreement dated August 21, 2006 between Steiner Leisure Limited and Stephen Lazarus15+
10.20	Employment Agreement dated April 25, 2007 between Steiner Leisure Limited and Glenn Fusfield16+
10.20(a)	Amendment No. 1 dated September 2, 2008 to Employment Agreement dated April 25, 2007 between Steiner Leisure Limited and Glenn Fusfield17+
10.21	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Robert C. Boehm18+
10.22	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Clive E. Warshaw19+
10.23	Asset Purchase Agreement, dated January 26, 2006, among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn[20]
10.24	Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 18, 2007 grant to Clive E. Warshaw[21]+
10.25	Supply Agreement dated June 25, 2008 between Cosmetics Limited and Alban Muller International[22]
10.26	Incentive Bonus Arrangement for 2008 for Sean Harrington[23]+

10.26(a)	Incentive Bonus Arrangement for 2009 for Sean Harrington[24]+
10.27	Steiner Leisure Limited 2009 Incentive Plan[25]+
10.28	Restricted Share Unit Award Agreement between Steiner Leisure Limited and Leonard I. Fluxman[26]+
10.29

Purchase Agreement dated November 2, 2009 by and among Steiner Leisure Limited, Steiner U.S. Holdings, Inc., Steiner UK Limited, Mandara Spa Asia Limited, Starwood Hotels & Resorts Worldwide, Inc., Bliss World Holdings Inc. and Bliss World LLC[27]

10.30

Credit Agreement dated November 2, 2009 among Steiner U.S. Holdings, Inc. as the Borrower, SunTrust Bank as the Administrative Agent, Bank of America N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and the lenders who are, or may from time to time become, a party thereto[27]

10.31	Guaranty and Security Agreement dated November 2, 2009 by and among Steiner Leisure Limited and Certain of its Subsidiaries in Favor of SunTrust Bank as Administrative Agent[27]
14.1	Amended Steiner Leisure Limited Code of Business Conduct and Ethics[28]
14.2	Amended Steiner Leisure Limited Code of Business Conduct and Ethics (as amended February 24, 2010)[29]
21	List of subsidiaries of Steiner Leisure Limited[30]
23.1	Consent of Ernst & Young LLP[30]
23.2	Consent of Harry B. Sands, Lobosky and Company[30]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[30]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[30]
32.1	Section 1350 Certification of Principal Executive Officer[30]
32.2	Section 1350 Certification of Principal Financial Officer[30]

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

14Previously filed with current report on Form 8-K dated March 24, 2006 and incorporated herein by reference.

15Previously filed with current report on Form 8-K, dated August 21, 2006 and incorporated herein by reference.

16Previously filed with current report on Form 8-K/A, dated April 25, 2007 and incorporated herein by reference.

17Previously filed with current report on Form 8-K, dated September 3, 2008 and incorporated herein by reference.

18Previously filed with current report on Form 8-K, dated December 18, 2007 and incorporated herein by reference.

19Previously filed with annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

20Previously filed with current report on Form 8-K, dated January 26, 2006 and incorporated herein by reference.

21Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

22Previously filed with current report on Form 8-K, dated June 25, 2008 and incorporated herein by reference.

23Previously filed with quarterly report on Form 10-Q, for the quarter ended June 30, 2008 and incorporated herein by reference.

24Previously filed with current report on Form 8-K, dated November 12, 2008 and incorporated herein by reference.

25Previously filed with current report on Form 8-K dated June 11, 2009 and incorporated herein by reference.

26Previously filed with current report on Form 8-K dated September 21, 2009 and incorporated herein by reference.

27Previously filed with current report on Form 8-K dated November 4, 2009 and incorporated herein by reference.

28Previously filed with current report on Form 8-K dated March 5, 2009 and incorporated herein by reference.

29Previously filed with current report on Form 8-K dated February 25, 2010 and incorporated herein by reference.

30Filed herewith.

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

(c)     There were no other financial statements of the type described in subparagraph (c) of Item 15 of Part IV required to be filed herein.

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2010.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates, indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 11, 2010
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2010
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2010
/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2010
/s/ MICHELE STEINER WARSHAW Michele Steiner Warshaw	Director	March 11, 2010
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 11, 2010
/s/ DENISE DICKINS Denise Dickins	Director	March 11, 2010
/s/ DAVID S. HARRIS David S. Harris	Director	March 11, 2010
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 11, 2010

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

Management evaluated our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bliss World Holdings, Inc. ("Bliss"), which was acquired on December 31, 2009. Bliss is included in the 2009 consolidated financial statements of Steiner Leisure Limited and subsidiaries and constituted $113.0 million of total assets as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm, that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears on the next page, F-3.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bliss World Holdings, Inc., which is included in the 2009 consolidated financial statements of Steiner Leisure Limited and subsidiaries and constituted $113.0 million of total assets as of December 31, 2009. Our audit of internal control over financial reporting of Steiner Leisure Limited and subsidiaries also did not include an evaluation of the internal control over financial reporting of Bliss World Holdings, Inc.

In our opinion, Steiner Leisure Limited and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 11, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 11, 2010

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,851,000	$30,572,000
Accounts receivable, net	23,032,000	22,166,000
Accounts receivable - students, net	17,664,000	16,947,000
Inventories	35,767,000	24,470,000
Prepaid expenses and other current assets	8,803,000	8,172,000
Total current assets	138,117,000	102,327,000
PROPERTY AND EQUIPMENT, net	82,469,000	57,607,000
GOODWILL	121,600,000	75,172,000
OTHER ASSETS:
Intangible assets, net	27,186,000	6,154,000
Deferred financing costs, net	3,045,000	--
Other	9,961,000	8,775,000
Total other assets	40,192,000	14,929,000
Total assets	$382,378,000	$250,035,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,431,000	$9,183,000
Accrued expenses	34,536,000	25,968,000
Current portion of long-term debt	15,000,000	6,000,000
Current portion of deferred rent	1,080,000	1,083,000
Current portion of deferred tuition revenue	20,692,000	18,741,000
Gift certificate liability	12,754,000	4,084,000
Income taxes payable	2,970,000	1,793,000
Total current liabilities	98,463,000	66,852,000
DEFERRED INCOME TAX LIABILITIES, NET	10,570,000	2,515,000
LONG-TERM DEBT, net of current portion	45,500,000	--
LONG-TERM DEFERRED RENT	10,134,000	10,889,000
LONG-TERM DEFERRED TUITION REVENUE	584,000	696,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
23,206,000 shares issued in 2009 and 22,879,000 shares issued
in 2008	232,000	229,000
Additional paid-in capital	139,575,000	130,289,000
Accumulated other comprehensive loss	(2,551,000)	(5,975,000)
Retained earnings	334,196,000	296,204,000
Treasury shares, at cost, 7,908,000 shares in 2009 and
7,829,000 shares in 2008	(254,325,000)	(251,664,000)
Total shareholders' equity	217,127,000	169,083,000
Total liabilities and shareholders' equity	$382,378,000	$250,035,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Services	$343,545,000	$360,819,000	$351,503,000
Products	147,032,000	179,950,000	177,717,000
Total revenues	490,577,000	540,769,000	529,220,000
COST OF REVENUES:
Cost of services	277,371,000	294,908,000	283,596,000
Cost of products	106,817,000	119,005,000	127,045,000
Total cost of revenues	384,188,000	413,913,000	410,641,000
Gross profit	106,389,000	126,856,000	118,579,000
OPERATING EXPENSES:
Administrative	25,032,000	34,630,000	33,080,000
Salary and payroll taxes	38,218,000	42,029,000	37,816,000
Total operating expenses	63,250,000	76,659,000	70,896,000
Income from operations	43,139,000	50,197,000	47,683,000
OTHER INCOME (EXPENSE), NET:
Interest expense	(349,000)	(269,000)	(367,000)
Other income	216,000	463,000	1,595,000
Total other income (expense), net	(133,000)	194,000	1,228,000
Income before provision for income taxes	43,006,000	50,391,000	48,911,000
PROVISION FOR INCOME TAXES	5,014,000	4,509,000	4,214,000
Net income	$37,992,000	$45,882,000	$44,697,000
INCOME PER SHARE:
Basic	$2.61	$3.01	$2.69
Diluted	$2.56	$2.96	$2.63

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2006	22,079,000	$221,000	$106,218,000	$5,790,000	$205,625,000	$(134,228,000)	$183,626,000
Net income	--	--	--	--	44,697,000	--	44,697,000
Foreign currency translation adjustment	--	--	--	931,000	--	--	931,000
Comprehensive income							45,628,000
Purchase of treasury shares	--	--	--	--	--	(59,492,000)	(59,492,000)
Tax benefit from exercise of stock options	--	--	611,000	--	--	--	611,000
Stock-based compensation	--	--	7,156,000	--	--	--	7,156,000
Forfeiture of restricted shares of common stock	(28,000)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	186,000	1,000	5,445,000	--	--	--	5,446,000

Issuance of restricted common shares	206,000	2,000	(2,000)	--	--	--	--
BALANCE, December 31, 2007	22,443,000	224,000	119,428,000	6,721,000	250,322,000	(193,720,000)	182,975,000
Net income	--	--	--	--	45,882,000	--	45,882,000
Foreign currency translation adjustment	--	--	--	(12,696,000)	--	--	(12,696,000)
Comprehensive income							33,186,000
Purchase of treasury shares	--	--	--	--	--	(57,944,000)	(57,944,000)
Tax benefit from exercise of stock options	--	--	200,000	--	--	--	200,000
Stock-based compensation	--	--	8,562,000	--	--	--	8,562,000
Forfeiture of restricted shares of common stock	(1,000)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	141,000	2,000	2,102,000	--	--	--	2,104,000

Issuance of restricted common shares	296,000	3,000	(3,000)	--	--	--	--
BALANCE, December 31, 2008	22,879,000	229,000	130,289,000	(5,975,000)	296,204,000	(251,664,000)	169,083,000

(continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007 (CONTINUED)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
Net income	--	--	--	--	37,992,000	--	37,992,000
Foreign currency translation adjustment	--	--	--	3,424,000	--	--	3,424,000
Comprehensive income							41,416,000
Purchase of treasury shares	--	--	--	--	--	(2,661,000)	(2,661,000)
Tax benefit from exercise of stock options	--	--	26,000	--	--	--	26,000
Stock-based compensation	--	--	8,139,000	--	--	--	8,139,000
Forfeiture of restricted shares of common stock	(6,000)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	61,000	1,000	1,123,000	--	--	--	1,124,000
Issuance of restricted common shares	272,000	2,000	(2,000)	--	--	--	--
BALANCE, December 31, 2009	23,206,000	$232,000	$139,575,000	$(2,551,000)	$334,196,000	$(254,325,000)	$217,127,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,992,000	$45,882,000	$44,697,000
Adjustments to reconcile net income from net cash provided by operating activities:
Depreciation and amortization	10,801,000	11,956,000	12,445,000
Stock-based compensation	8,139,000	8,562,000	7,156,000
Provision for doubtful accounts	1,712,000	2,172,000	2,738,000
Tax benefit from exercise of stock options	(26,000)	(200,000)	(611,000)
Deferred income tax provision	1,210,000	1,141,000	1,042,000
(Increase) decrease in:
Accounts receivable	3,105,000	(7,382,000)	(6,002,000)
Inventories	(2,556,000)	5,558,000	(5,795,000)
Prepaid expenses and other current assets	389,000	1,072,000	(3,013,000)
Other assets	(1,184,000)	4,481,000	(3,926,000)
Increase (decrease) in:
Accounts payable	(1,085,000)	(3,421,000)	(179,000)
Accrued expenses	6,162,000	(4,152,000)	1,846,000
Income taxes payable	854,000	(142,000)	(279,000)
Deferred tuition revenue	1,839,000	587,000	(97,000)
Deferred rent	(758,000)	(50,000)	6,139,000
Gift certificate liability	(1,560,000)	660,000	394,000
Net cash provided by operating activities	65,034,000	66,724,000	56,555,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,539,000)	(6,248,000)	(19,107,000)
Acquisitions, net of cash acquired	(89,967,000)	(3,778,000)	(190,000)
Net cash used in investing activities	(92,506,000)	(10,026,000)	(19,297,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(2,661,000)	$(57,944,000)	$(59,492,000)
Proceeds from long-term debt	60,500,000	23,000,000	17,700,000
Payments for long-term debt	(6,000,000)	(24,700,000)	(10,000,000)
Payments of debt issuance costs	(3,045,000)	--	(93,000)
Tax benefit from exercise of stock options	26,000	200,000	611,000
Proceeds from share option exercises	1,124,000	2,104,000	5,446,000
Net cash provided by (used) in financing activities	49,944,000	(57,340,000)	(45,828,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(193,000)	704,000	171,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	22,279,000	62,000	(8,399,000)
CASH AND CASH EQUIVALENTS,
Beginning of year	30,572,000	30,510,000	38,909,000
CASH AND CASH EQUIVALENTS,
End of year	$52,851,000	$30,572,000	$30,510,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$150,000	$229,000	$170,000

Income taxes	$2,550,000	$3,874,000	$3,703,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

(1)       ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider of spa services. We provide spa services in treatment and fitness facilities located on cruise ships and at hotels and day spas located in the United States, Caribbean, Asia, the Pacific and other locations. We sell our products on board the ships we serve, at our resort and day spas, through third party department stores, wholesale outlets, mail order and through our websites. We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

On December 31, 2009, we acquired all of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). Bliss Inc. is a spa and skincare company with hotel and day spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdales, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, as well as Sephora stores and other domestic and international retail locations. The purchase price for Bliss, Inc. was $100.0 million in cash less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively. See Note 4.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation -

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents included interest-bearing deposits of $10,724,000 and $24,646,000, respectively.

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

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	December 31,
	2009	2008
Finished goods	$27,096,000	$18,759,000
Raw materials	8,671,000	5,711,000
	$35,767,000	$24,470,000

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of December 31, 2009, management was not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage." In the fourth quarter of 2009, we began using the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of income for the year ended December 31, 2009. The above constitutes a change in estimate and will be accounted for prospectively from the fourth quarter of 2009. Accordingly, during the fourth quarter of 2009, we recorded an increase to revenues of $1.3 million relating to this change in estimate.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Income. These amounts were $6.5 million, $4.1 million and $4.2 million in 2009, 2008 and 2007, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965, trade names, licenses and logos related to acquisitions. For definite lived intangible assets, such costs are amortized on a straight-line basis over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives, and therefore, no amortization occurs, however, they are subject to an annual impairment test. Amortization expense related to these intangibles totaled $368,000, $490,000 and $536,000 in 2009, 2008 and 2007, respectively. Amortization expense is estimated to be $273,000 in 2010, $237,000 in 2011, $230,000 in 2012, $228,000 in 2013 and 2014.

A detail of intangibles is as follows:

	Year Ended December 31,
	2009	2008
Amortized intangible assets (various, principally trade names, leases, licenses and logos):
Gross carrying amount	$8,986,000	$8,886,000
Less accumulated amortization	(6,317,000)	(5,949,000)
Amortized intangible assets, net	2,669,000	2,937,000

Unamortized intangible assets:
Trade names	22,643,000	1,343,000
Title IV rights	1,874,000	1,874,000
	24,517,000	3,217,000
Total intangible assets, net	$27,186,000	$6,154,000

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2010, 2009 and 2008, we performed the required annual impairment test for each reporting unit level and determined there was no impairment. We have five operating segments: (1) Maritime, (2) Land-based spas, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Land-based spas, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during 2009 and 2008 was as follows:

	Maritime	Land-Based Spas	Product Distribution	Schools	Total
Balance at December 31, 2007	$8,590,000	$24,004,000	$243,000	$38,992,000	$71,829,000
Acquired goodwill	--	--	--	3,343,000	3,343,000
Balance at December 31, 2008	8,590,000	24,004,000	243,000	42,335,000	75,172,000
Acquired goodwill	--	19,025,000	27,377,000	26,000	46,428,000
Balance at December 31, 2009	$8,590,000	$43,029,000	$27,620,000	$42,361,000	$121,600,000

(h)       Income Taxes -

We file a consolidated tax return for our U.S. subsidiaries other than those domiciled in U.S. territories which file specific returns. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. We utilize the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The majority of our income is generated outside of the United States. We believe a large percentage of our shipboard services income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.

We recognize interest and penalties within the provision for income taxes in the Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued therefore will be reduced and reflected as a reduction of the overall income tax provision.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, that is more than 50% likely of being realized upon ultimate settlement.

(i)       Translation of Foreign Currencies -

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Consolidated Statements of Income were approximately $1,537,000, ($3,638,000), and $267,000 in 2009, 2008 and 2007, respectively. The transaction gains (losses) included in the Cost of products caption of our Consolidated Statements of Income were approximately ($2,688,000), $8,950,000 and ($406,000) in 2009, 2008 and 2007, respectively.

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

	2009	2008	2007
Net income	$37,992,000	$45,882,000	$44,697,000
Income allocable to holders of Steiner
Education Group, Inc. options	(244,000)	(190,000)	(55,000)
Net income for diluted earnings per share	$37,748,000	$45,692,000	$44,642,000

Weighted average shares outstanding used in
calculating basic earnings per share	14,577,000	15,253,000	16,626,000
Dilutive common share equivalents	187,000	180,000	364,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	14,764,000	15,433,000	16,990,000

Income per share:
Basic	$2.61	$3.01	$2.69
Diluted	$2.56	$2.96	$2.63
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	258,000	379,000	148,000

(k)       Use of Estimates -

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite - lived intangible assets and property and equipment, the determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage revenue and the assumptions related to the determination of stock based compensation.

(l)       Fair Value of Financial Instruments -

Cash and cash equivalents, accounts receivable, accounts receivable - students and accounts payable are reflected in the accompanying Consolidated Financial Statements at cost, which approximated fair value due to the short maturity of these instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of the balance sheet date and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.

(m)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2009, we had one customer that represented greater than 10% of our accounts receivable and as of December 31, 2008, two customers represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students and other customers when we conclude that collection is not probable. A roll-forward of the allowance for doubtful accounts is as follows:

	2009	2008	2007
Balance at beginning of year	$7,438,000	$6,412,000	$4,889,000
Provision	1,712,000	2,172,000	2,738,000
Write-offs	(202,000)	(1,146,000)	(1,215,000)
Balance at end of year	$8,948,000	$7,438,000	$6,412,000

(n)       Stock-Based Compensation -

We reserved a total of approximately 7,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan"), under our 2004 Equity Incentive Plan (the "2004 Plan") under our 2009 Equity Incentive Plan (the "2009 Plan") and, collectively, with the 1996 Plan and the 2004 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the, Equity Plans, the "Plans"). Under the 2009 Plan (awards may no longer be made under the other two Plans), incentive share options are available to our employees and nonqualified share options may be granted to our consultants, directors or employees. Restricted shares may also be granted under the 2009 Plan. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, options and restricted shares outstanding as of December 31, 2009, other than grants to members of the Board of Directors, vest in equal installments over three years from the date of grant, subject to accelerated vesting in certain cases. Certain of the restricted shares granted in 2009, 2008 and 2007 require for vesting the meeting of certain performance criteria. All options outstanding under the Directors' Plan as of December 31, 2009 vest one year from the date of grant, subject to accelerated vesting in certain cases.

Compensation expense for vesting awards and related tax effects are recognized as the awards vest. We recognize compensation expense on the unvested portion of the awards over the remaining vesting period. In addition, we estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

Total stock compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $8,139,000, $8,562,000 and $7,156,000, respectively, and has been included within salary and payroll taxes in our Consolidated Statements of Income.

Share Options

Share options activity for 2009 is summarized in the following table:

Share Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2009	416,000	$26.94	4.75	$1,073,000
Granted	--	--
Exercised	(61,000)	18.36
Cancelled	(39,000)	30.76
Outstanding at December 31, 2009	316,000	$28.13	4.88	$3,677,000
Options exercisable at December 31, 2009	316,000	$28.13		$3,677,000

(1)  The intrinsic value represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2009 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/09	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/09	Weighted Average Exercise Price
Low	High
$12.39	$12.99	32,000	2.7	$12.39	32,000	$12.39
13.00	16.99	53,000	3.6	13.88	53,000	13.88
17.00	20.99	16,000	1.9	18.21	16,000	18.21
21.00	24.99	3,000	4.5	21.00	3,000	21.00
25.00	28.99	66,000	4.9	27.57	66,000	27.57
29.00	36.99	13,000	5.5	34.22	13,000	34.22
37.00	40.99	108,000	6.1	37.56	108,000	37.56
41.00	42.97	25,000	6.9	42.97	25,000	42.97
$12.39	$42.97	316,000	4.9	$28.13	316,000	$28.13

No share options were granted during the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2009, 2008 and 2007 was $1,309,000, $3,069,000 and $2,940,000, respectively. As of December 31, 2009, there was no unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans.

Restricted Shares

Restricted shares become unrestricted common shares upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the vesting period. Restricted share activity for 2009 is summarized in the following table:

Restricted Share Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2009	557,000	$34.76
Granted	272,000	30.65
Vested	(252,000)	33.38
Cancelled	(6,000)	33.73
Future vesting of non-vested shares estimated at December 31, 2009	571,000	$27.42

As of December 31, 2009, we had $14.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted share grants, which is recognized over the weighted-average period of 1.9 years after the respective dates of grant. As of December 31, 2008, we had $14.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted shares grants, which is recognized over the weighed average period of 2.1 years after the respective dates of grant.

Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permitted the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share (the "SEG Options"). Unlike options granted under the Equity Plans, options granted under the SEG Plan are subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options issued under the SEG Plan were cancelled. During 2003, an additional 2,000 of the share options were cancelled.

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

The determination of the number of restricted share units issued to the holders was based on a valuation of SEG prepared by an independent valuation firm (the "Valuation") and is based on the closing price of the Company's common share on July 29, 2009, the date on which the Audit Committee and the Compensation Committee of the Board of Directors of the Company approved the Transaction and the data on which the Company and the holders of SEG options agreed to the Transaction, subject only to the determination of the number of restricted share units to be issued to the holders of SEG Options based on the Valuation. As the fair value of the SEG options surrendered was equal to the fair value of the restricted share units received, no compensation expense was recorded.

(o)       Recent Accounting Pronouncements -

On January 1, 2008, we adopted authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, we adopted authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This guidance became effective for us as of January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

In December 2008, FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The adoption of the is guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted authoritative guidance which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. The guidance applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. During the year ended December 31, 2009, we incurred and expensed approximately $1.9 million of transaction costs related to the Bliss acquisition, which is included in administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2009.

On April 1, 2009, we adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. The adoption of this topic did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to separately present information about purchases, sales, issuances, and settlements of fair value measurements within the third level of the fair value hierarchy. This guidance will be effective for our fiscal year 2010 and 2011 interim and annual consolidated financial statements and the relevant disclosures will be added at such time.

(p)        Deferred Financing Costs -

       Deferred financing costs primarily relate to the costs of obtaining our former revolving facility and current credit facility and consist primarily of loan origination and other direct financing costs. These costs using the effective interest method are amortized over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $176,000 and $118,000 in 2009 and 2007, respectively. There was no amortization expense in 2008.

(q)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of land-based spas or school campuses that we operate. These amounts are being amortized over the terms of the respective leases on a straight-in basis. Amortization for 2009, 2008 and 2007 was $1,083,000, $1,079,000 and $815,000, respectively.

(r)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as disbursed. Advertising costs were approximately $13,752,000, $14,519,000 and $14,560,000 in 2009, 2008 and 2007, respectively and are included in cost of revenues in the accompanying consolidated statements of income. At December 31, 2009 and 2008, the amounts of advertising costs included in prepaid expenses were not material.

(s)     Contingent Rents and Scheduled Rent Increases -

Our land-based spas, generally, are required to pay rent based on a percentage of our revenues.  In addition, for certain of our land-based spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement.  Rent escalations are recorded on a straight-line basis over the terms of the lease agreements. We record contingent rent at the time it becomes probable it will exceed the minimum rent obligation per the lease agreements. Previously recognized rental expense is reversed into income at such time that it is not probable that the specified target will be met.

(t)    Seasonality -

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

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2009	2008
Furniture and fixtures	5-7	$21,630,000	$16,485,000
Computers and equipment	3-8	19,840,000	18,237,000
Leasehold improvements	Term of lease	104,167,000	75,941,000
		145,637,000	110,663,000
Less: Accumulated depreciation and amortization		(63,168,000)	(53,056,000)
		$82,469,000	$57,607,000

Depreciation expense of property and equipment amounted to $10,433,000, $11,466,000 and $11,773,000 in 2009, 2008 and 2007, respectively.

(4)       ACQUISITIONS:

On December 31, 2009, we completed the acquisition of all of the issued and outstanding capital stock of Bliss, Inc. We acquired Bliss to expand our land-based spa operations and products distribution and to assist in their future growth. The purchase price of the acquisition, funded from existing cash and through borrowings under Steiner's new credit facility, was $100 million in cash less cash acquired. The results of operations of Bliss will be included in our results of operations for the periods subsequent to December 31, 2009. During the year ended December 31, 2009, we incurred and expensed approximately $1.9 million of transaction costs related to this acquisition, which is included in administrative expenses in the accompanying consolidated statement of income.

We applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows:

Accounts receivable	$3,450,000
Inventories	7,707,000
Other current assets	878,000
Property and equipment	32,505,000
Goodwill and intangible assets	67,802,000
Accounts payable	(2,901,000)
Deferred tax liability	(6,990,000)
Accrued expenses	(12,484,000)
Cash used in acquisition, net of cash acquired	$89,967,000

The purchase price and initial recording of the transaction was based on a preliminary valuation assessment subject to change. The purchase price allocation is not complete for inventory, property and equipment and deferred taxes. Additional information is necessary to complete the purchase price allocation. None of the Goodwill and intangible assets above are tax deductible.

The intangible assets of Bliss that we acquired are as follows:

	At December 31, 2009
	Life	Fair Value
Trade names	Indefinite	$21,300,000
Leases, net	Lease Term	100,000
		$21,400,000

The fair values of the leases were based on the current market for similar leases; the fair value of the trade names was based on the relief from royalty method.

The following is a summary of the unaudited pro forma historical results, as if Bliss had been acquired at January 1, 2007.

	Year Ended December 31,
	2009	2008	2007
Total revenues	$572,821,000	$647,287,000	$640,022,000
Income from operations	$41,843,000	$50,530,000	$55,097,000
Basic income per share	$2.35	$2.83	$2.92
Diluted income per share	$2.31	$2.78	$2.86

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2007, nor are they necessarily indicative of future operating results.

(5)       DISCONTINUED OPERATIONS:

In connection with the sales of the Company's day spa assets to third parties in 2002 and 2003, the Company remains liable under certain leases for those day spas in the event third party lease assignees fail to pay rent under such leases. The total amount that the Company remains liable for under such assigned leases, if the assignees fail to make the required payments, was approximately $0.4 million as of December 31, 2009.

(6)       ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2009	2008
Operative commissions	$2,540,000	$3,497,000
Minimum cruise line commissions	10,006,000	6,023,000
Payroll and bonuses	8,412,000	7,322,000
Rent	1,103,000	670,000
Other	12,475,000	8,456,000
Total	$34,536,000	$25,968,000

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those operations. Accordingly, these minimum annual payments (See Note 11) are expensed/accrued over the applicable 12-month period.

(7)       LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,
	2009	2008
Term loan	$50,000,000	$--
Revolving loan	10,500,000	6,000,000
Total long term debt	60,500,000	6,000,000
Less: Current portion	15,000,000	6,000,000
Long-term debt, net of current portion	$45,500,000	$--

In connection with our acquisition of Bliss, Inc., in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of December 31, 2009, there was $49.5 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based on the Company's financial performance. At December 31, 2009, our borrowing rate was 3.74%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2009, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

All of the long-term debt is denominated in U.S. dollars. Future maturities as of December 31, 2009 are as follows:

Year Ending December 31,
2010	$15,000,000
2011	15,000,000
2012	30,500,000
$60,500,000

(8)       SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During 2008, we purchased approximately 1,770,000 shares for a total of approximately $57.9 million. During 2008, approximately 47,000 shares were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations. These share purchases were outside our repurchase plan. During 2009, approximately 79,000 shares with a value of approximately $2.7 million were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee Federal income tax withholding obligations.

(9)      INCOME TAXES:

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
U.S. Federal	$1,210,000	$1,141,000	$1,042,000
U.S. State	192,000	43,000	--
Foreign	3,612,000	3,325,000	3,172,000
	$5,014,000	$4,509,000	$4,214,000

Current	$3,804,000	$3,368,000	$3,172,000
Deferred	1,210,000	1,141,000	1,042,000
	$5,014,000	$4,509,000	$4,214,000

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows:

	Year Ended December 31,
	2009	2008	2007
Provision using statutory U.S. federal tax rate	$15,052,000	$17,637,000	$17,119,000
Income earned in jurisdictions not subject to income taxes	(8,050,000)	(11,871,000)	(12,398,000)
Impact of foreign tax rates	(1,988,000)	(1,257,000)	(507,000)
	$5,014,000	$4,509,000	$4,214,000

The following is a summary of the significant components of our deferred income tax assets and liabilities:

	December 31, 2009	December 31, 2008
Deferred income tax assets:
Net operating loss carry-forwards	$27,455,000	$28,589,000
Depreciation and amortization	2,151,000	1,969,000
Interest	4,149,000	3,877,000
Accounts receivable allowances	2,704,000	2,245,000
Lease obligations	682,000	87,000
Unicap and inventory reserves	950,000	399,000
Other accruals	661,000	532,000
Total deferred income tax assets	38,752,000	37,698,000

Deferred income tax liabilities
Goodwill amortization	(12,870,000)	(3,155,000)
Stock compensation	(2,794,000)	(3,714,000)
Total deferred income tax liabilities	(15,664,000)	(6,869,000)

	23,088,000	30,829,000
Valuation allowance	(33,658,000)	(33,344,000)
Net deferred income tax liabilities	$(10,570,000)	$(2,515,000)

Our subsidiaries have available net operating loss carry forwards ("NOLs") of approximately $71.1 million, which are available to offset future taxable income through 2028. The tax benefit of such NOLs are recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the recent taxable income of our subsidiaries, that future taxable income of the subsidiaries may not be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance increased by approximately $314,000, $3,418,000 and $2,109,000 in 2009, 2008 and 2007, respectively.

We do not expect to incur income taxes on future distributions of undistributed earnings of our foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

The Company is subject to routine audit by U.S. federal, state and local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. Currently, there are no ongoing audits by U.S. federal or state tax authorities. In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We are disputing the assessment and are uncertain as to when it will be resolved. Based on the advice of our Mexican Counsel, we believe that it is more likely than not that our position will be sustained; therefore, we have not established an accrual with respect to that assessment as of December 31, 2009.

There are no unrecognized tax benefits that, if recognized, would materially affect the effective tax rate.

(10)       ACCUMULATED COMPREHENSIVE INCOME (LOSS):

The components of our accumulated other comprehensive income (loss) are as follows:

Foreign Currency Translation Adjustment

Balance, December 31, 2006	$5,790,000
Current year activity	931,000
Balance, December 31, 2007	6,721,000
Current year activity	(12,696,000)
Balance, December 31, 2008	(5,975,000)
Current year activity	3,424,000
Balance, December 31, 2009	$(2,551,000)

(11)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2009:

Year	Amount
2010	$45,852,000
2011	47,542,000
2012	36,970,000
2013	20,544,000
2014	3,600,000
$154,508,000

The cruise line agreements have specified terms, ranging from one to six years with an average remaining term per ship of approximately three years as of February 11, 2010 (unaudited). Cruise line agreements that expire within one year covered five of the 126 ships served by us as of February 11, 2010 (unaudited). These five ships accounted for approximately 2.1% of our 2009 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2009, 2008 and 2007, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we served until November 2008), Holland America, P&O European Ferries (which we no longer serve), Princess and Seabourn cruise lines): 33.6%, 33.3%, and 33.4%, and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 19.0%, 19.6% and 20.0%. These companies, combined, accounted for 106 of the 126 ships served by us as of February 11, 2010. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the land-based spas. Our land-based spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our land-based spas, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $12,623,000, $13,437,000 and $11,940,000 in rental expense under operating leases in 2009, 2008 and 2007, respectively.

Minimum annual commitments under operating leases at December 31, 2009 are as follows:

Year	Amount
2010	$14,775,000
2011	14,210,000
2012	12,996,000
2013	12,569,000
2014	11,518,000
Thereafter	21,785,000
$87,853,000

(c)       Employment and Consulting Agreements -

We have entered into employment agreements with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $2,806,000, $2,389,000 and $1,492,000 in compensation expense under these employment agreements in 2009, 2008 and 2007, respectively.

Future minimum annual commitments under our employment agreements at December 31, 2009 are as follows:

Year	Amount
2010	$2,430,000
2011	1,605,000
2012	426,000
$4,461,000

(d)       Product Supply Agreement -

Almost all of the ingredients for our Elemis, La Thérapie, Bliss and Remède products are sourced from a few premier European manufacturers. We manufacture (blend and package) our Elemis and La Thérapie products, but our Bliss and Remède products are manufactured for us by third parties. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, or, in addition, in the case of Bliss and Remède, the blending and packaging of these products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our results of operations and financial condition. See (h) regarding vendor dispute.

(e)       Product Liability -

The nature and use of our products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. Guests or employees (the limitations on liability under Workers Compensation or similar laws do not apply to our shipboard employees) at our spa facilities also could be injured, among other things, in connection with their use of our fitness equipment. If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us. See (g) regarding legal proceedings.

(f)       Governmental Regulation -

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of the Higher Education Act of 1965 ("HEA") administered by the Department of Education ("DOE"). For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate federal and state authorities and agencies recognized by the DOE and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

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

(g)       Legal Proceedings -

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations or financial condition.

In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain indemnity for such unavailability through a civil action also filed by us in the Circuit Court in Miami-Dade County, Florida. While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain indemnity in lieu of insurance coverage, we are vigorously defending against the Plaintiff's claim based, among other things, on our position that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. Should we be found liable in this matter, and we do not have sufficient indemnification in lieu of insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

In December 2009, a judgment was entered against the Company in a case brought by Danny Simpson ("Simpson"), a former shipboard fitness instructor for the Company. Simpson claimed that damages resulting from severe injuries suffered by him from a fall in the fitness area of a ship were the fault of the Company. The Company contested its liability and the amount of damages sought in this matter, but a judgment was returned in favor of Simpson in the amount of $9.6 million. The Company has filed a motion to overturn the judgment and will also seek to appeal the judgment if that motion is not successful. While the matter is covered by a $1.0 million insurance policy and an excess liability policy covering the balance of the judgment, the Company has learned that the excess liability insurance carrier has retained counsel to review this matter. The Company has also retained counsel to protect its interests in this area. While the Company has not been advised that the excess liability coverage will not be available in this matter, in the event that such excess liability coverage is unavailable, such unavailability could have a material adverse effect on the Company's results of operations and financial condition.

(h)      Vendor Dispute -

A claim has been made against us by the manufacturer that produces a significant portion of the ingredients for our Elemis and La Thérapie beauty products. The claim relates to a dispute over certain terms in our contract with this manufacturer. If this manufacturer ceased producing for us, for any reason, these raw ingredients and other ingredients for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in supply of our products could have a material adverse effect on our product sales.

(12)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease in this new facility. The lessor for this facility is a company which is owned by certain members of the family of our Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $283,000, $256,000 and $276,000 in 2009, 2008 and 2007, respectively. Future annual commitments under the lease are $288,000 for the remaining term of the lease, subject to increases in 2010 and 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2009, 2008 and 2007, respectively.

(13)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of our employees. For the years ended December 31, 2009, 2008 and 2007, the aggregate contribution to the plan was $488,000, $462,000 and $229,000, respectively.

(14)       SEGMENT INFORMATION:

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

We operate in three reportable segments: (1) Spa Operations, which provides spa services onboard cruise ships, at hotels and at spas; (2) Products, which sells a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows:

Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Identifiable Assets

2009
Spa Operations	$368,095,000	$28,949,000	$7,400,000	$1,500,000	$209,340,000
Products	83,251,000	6,926,000	1,823,000	662,000	161,258,000
Schools	61,612,000	12,768,000	1,288,000	331,000	85,590,000
Other	(22,381,000)	(5,504,000)	290,000	46,000	(73,810,000)
	$490,577,000	$43,139,000	$10,801,000	$2,539,000	$382,378,000

2008
Spa Operations	$417,112,000	$32,764,000	$7,970,000	$3,318,000	$151,519,000
Products	96,269,000	5,598,000	2,077,000	1,611,000	78,986,000
Schools	50,576,000	4,677,000	1,324,000	829,000	81,986,000
Other	(23,188,000)	7,158,000	585,000	490,000	(62,456,000)
	$540,769,000	$50,197,000	$11,956,000	$6,248,000	$250,035,000
2007
Spa Operations	$416,350,000	$37,982,000	$8,204,000	$14,569,000	$167,201,000
Products	96,723,000	5,087,000	1,889,000	2,859,000	89,852,000
Schools	45,973,000	2,296,000	1,486,000	1,317,000	75,123,000
Other	(29,826,000)	2,318,000	866,000	362,000	(59,965,000)
	$529,220,000	$47,683,000	$12,445,000	$19,107,000	$272,211,000

Included in identifiable assets are assets held for sale. Included in Spa Operations, Products and Schools is goodwill of $51.6 million, $27.6 million and $42.4 million, respectively, as of December 31, 2009 and $32.6 million, $0.2 million and $42.4 million, respectively, as of December 31, 2008.

(15)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographical information is as follows:

	Year Ended December 31,
	2009	2008	2007
Revenues:
United States	$104,653,000	$104,192,000	$106,533,000
United Kingdom	43,415,000	49,940,000	45,108,000
Not connected to a country	310,055,000	345,125,000	334,917,000
Other	32,454,000	41,512,000	42,662,000
Total	$490,577,000	$540,769,000	$529,220,000

	December 31,
	2009	2008
Property and Equipment, net
United States	$51,086,000	$25,377,000
United Kingdom	6,226,000	4,281,000
Not connected to a country	1,612,000	1,655,000
Other	23,545,000	26,294,000
Total	$82,469,000	$57,607,000

(16)       UNAUDITED QUARTERLY DATA (In thousands, except per share data):

	Fiscal Year 2009				Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$117,147	$117,626	$130,864	$124,940	$136,716	$135,673	$144,683	$123,697
Gross profit	24,635	21,681	30,855	29,218	29,439	29,556	34,364	33,497
Administrative, salary and payroll taxes	15,927	12,489	18,445	16,389	18,877	17,962	19,245	20,575
Net income	7,943	8,329	10,811	10,909	9,703	10,571	13,792	11,816
Basic earnings per share	$0.55	$0.57	$0.74	$0.75	$0.62	$0.69	$0.91	$0.81
Diluted earnings per share	$0.54	$0.56	$0.73	$0.73	$0.61	$0.68	$0.89	$0.79
As a Percentage of Revenues:
Gross profit (1)	21.0%	18.4%	23.6%	23.4%	21.5%	21.8%	23.8%	27.1%
Administrative, salary and payroll taxes	13.6%	10.6%	14.1%	13.0%	13.8%	13.2%	13.3%	16.6%
Net income (2)	6.8%	7.1%	8.3%	8.7%	7.1%	7.8%	9.5%	9.6%

Notes:

(1) The third and fourth quarter gross profit of 2008 includes a foreign exchange gain of $2.6 million and $6.3 million, respectively.

(2) The fourth quarter of 2009 includes a $1.3 million increase to revenues and net income as we began recognizing breakage related to gift certificates using the redemption recognition method.