Form 10-Q
period 2010-03-31
STEINER LEISURE LTD
filed 2010-05-07
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

On April 30, 2010, the registrant had 14,831,040 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$45,704,000	$52,851,000
Accounts receivable, net	23,272,000	23,032,000
Accounts receivable - students, net	19,578,000	17,664,000
Inventories	37,158,000	35,767,000
Prepaid expenses and other current assets	10,820,000	8,803,000
Total current assets	136,532,000	138,117,000
PROPERTY AND EQUIPMENT, net	80,610,000	82,469,000
GOODWILL	121,529,000	121,600,000
OTHER ASSETS:
Intangible assets, net	27,087,000	27,186,000
Deferred financing costs, net	2,738,000	3,045,000
Other	9,269,000	9,961,000
Total other assets	39,094,000	40,192,000
Total assets	$377,765,000	$382,378,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,250,000	$11,431,000
Accrued expenses	24,969,000	34,536,000
Current portion of long-term debt	15,000,000	15,000,000
Current portion of deferred rent	1,079,000	1,080,000
Current portion of deferred tuition revenue	25,779,000	20,692,000
Gift certificate liability	12,346,000	12,754,000
Income taxes payable	1,884,000	2,970,000
Total current liabilities	92,307,000	98,463,000
DEFERRED INCOME TAX LIABILITIES, NET	11,063,000	10,570,000
LONG-TERM DEBT	36,250,000	45,500,000
LONG-TERM DEFERRED RENT	10,199,000	10,134,000
LONG-TERM DEFERRED TUITION REVENUE	818,000	584,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
23,267,000 shares issued in 2010 and 23,206,000 shares issued in 2009	233,000	232,000
Additional paid-in capital	142,781,000	139,575,000
Accumulated other comprehensive loss	(4,345,000)	(2,551,000)
Retained earnings	343,853,000	334,196,000
Treasury shares, at cost, 7,933,000 shares in 2010 and 7,908,000
Shares in 2009	(255,394,000)	(254,325,000)
Total shareholders' equity	227,128,000	217,127,000
Total liabilities and shareholders' equity	$377,765,000	$382,378,000

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Services	$97,831,000	$83,338,000
Products	48,140,000	33,809,000
Total revenues	145,971,000	117,147,000
COST OF REVENUES:
Cost of services	79,560,000	67,483,000
Cost of products	31,119,000	25,029,000
Total cost of revenues	110,679,000	92,512,000
Gross profit	35,292,000	24,635,000
OPERATING EXPENSES:
Administrative	10,130,000	6,311,000
Salary and payroll taxes	13,177,000	9,616,000
Total operating expenses	23,307,000	15,927,000
Income from operations	11,985,000	8,708,000
OTHER INCOME (EXPENSE), NET:
Interest expense	(905,000)	(38,000)
Other income	31,000	114,000
Total other income (expense), net	(874,000)	76,000
Income before provision for income taxes	11,111,000	8,784,000
PROVISION FOR INCOME TAXES	1,454,000	841,000
Net income	$9,657,000	$7,943,000
INCOME PER SHARE:
Basic	$0.65	$0.55
Diluted	$0.64	$0.54

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,657,000	$7,943,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,810,000	2,685,000
Stock-based compensation	2,009,000	2,083,000
Provision for doubtful accounts	271,000	726,000
Deferred income tax provision	493,000	297,000

Changes in:
Accounts receivable	(4,319,000)	(2,756,000)
Inventories	(2,173,000)	1,265,000
Prepaid expenses and other current assets	(2,122,000)	(663,000)
Other assets	690,000	(2,114,000)
Accounts payable	39,000	1,024,000
Accrued expenses	(9,319,000)	(6,050,000)
Income taxes payable	(1,051,000)	(426,000)
Deferred tuition revenue	5,321,000	4,960,000
Deferred rent	64,000	(121,000)
Gift certificate liability	(408,000)	(354,000)
Net cash provided by operating activities	2,962,000	8,499,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(937,000)	(617,000)
Acquisitions, net of cash acquired	71,000	(233,000)
Net cash used in investing activities	(866,000)	(850,000)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(1,069,000)	$(778,000)
Payments of long-term debt	(9,250,000)	(6,000,000)
Proceeds from share option exercises	1,196,000	--
Net cash used in financing activities	(9,123,000)	(6,778,000)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(120,000)	248,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(7,147,000)	1,119,000
CASH AND CASH EQUIVALENTS,
Beginning of period	52,851,000	30,572,000
CASH AND CASH EQUIVALENTS,
End of period	$45,704,000	$31,691,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$524,000	$64,000

Income taxes	$2,032,000	$965,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2009 audited Consolidated Balance Sheet included in our 2009 Annual Report on Form 10-K.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite-lived intangible assets and property and equipment, the determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage revenue and the assumptions related to the determination of stock-based compensation.
(2)	ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider of spa services. We provide spa services in treatment and fitness facilities located on cruise ships and at hotels and day spas located in the United States, Caribbean, Asia, the Pacific and other locations. We sell our products on board the ships we serve, at our hotel and day spas, through third party department stores, wholesale outlets, mail order and through our websites. We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$27,874,000	$27,096,000
Raw materials	9,284,000	8,671,000
	$37,158,000	$35,767,000

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of March 31, 2010, management was not aware of any indications that its long-lived assets are impaired. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite lived assets are less than the carrying or book value. As of each of January 1, 2010 and 2009, the Company performed its annual goodwill impairment test and determined there was no impairment. The Company believes that, as of March 31, 2010, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments: (1) Maritime, (2) Land-based spas (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Land-based spas, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.
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

Provision for income taxes increased to an overall effective rate of 13.1% in the first quarter of 2010 from 9.6% in the first quarter of 2009. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the first quarter of 2010 than such income represented in the first quarter of 2009 and an increase in deferred income tax expense attributed to the acquisition of Bliss Inc.

In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We are disputing the assessment and are uncertain as to when it will be resolved. Based on the advice of our Mexican Counsel, we believe that it is more likely than not that our position will be sustained; therefore, we had not established an accrual with respect to that assessment as of March 31, 2010.

(e)	Translation of Foreign Currencies

For currency exchange rate purposes assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative Expenses caption of our Condensed Consolidated Statements of Income were approximately ($2,002,000) and $3,000 for the three months ended March 31, 2010 and 2009, respectively. The transaction gains in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately $1,535,000 and $392,000 for the three months ended March 31, 2010 and 2009, respectively.
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

	Three Months Ended
	March 31,
	2010	2009

Net income	$9,657,000	$7,943,000
Income allocable to holders of Steiner Education Group, Inc. ("SEG") options	--	(105,000)
Net income for diluted earnings per share	$9,657,000	$7,838,000

Weighted average shares outstanding used in calculating basic earnings per share	14,751,000	14,516,000
Dilutive common share equivalents	268,000	75,000
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,019,000	14,591,000

Income per common share:
Basic	$0.65	$0.55

Diluted	$0.64	$0.54

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	29,000	420,000

In July 2009, the Company entered into a transaction with the holders of the SEG Options pursuant to which the SEG Options were exchanged for restricted share units of the Company.

The Company issued 61,000 and 1,000 of its common shares upon the exercise of share options during the three months ended March 31, 2010 and 2009, respectively.
(g)	Stock-Based Compensation

The Company granted 15,000 restricted share units during the three months ended March 31, 2010. No other stock-based compensation was granted during the three months ended March 31, 2010 and 2009, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $4,397,000 and $3,303,000 for the three months ended March 31, 2010 and 2009, respectively. Of these amounts, $2,676,000 and $2,391,000, respectively, are included in cost of revenues in the accompanying condensed consolidated statements of income. At March 31, 2010 and December 31, 2009, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

In January 2010, we adopted authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, we adopted authoritative guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuances and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis. We adopted this authoritative guidance, with the exception of the disclosures about purchases, sales, issuance and settlements which will be effective for our fiscal year 2011 interim and annual consolidated financial statements. The adoption of this guidance did not have an impact on our consolidated financial statements. The remaining disclosures will be added to our future filings when applicable.

(j)	Revenue Recognition

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage.  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three months ended March 31, 2010.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Condensed Consolidated Statements of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.
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

Cash and cash equivalents, accounts receivable, accounts receivable - students and accounts payable are reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value due to the short maturity of these instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of the balance sheet date and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.
(4)	ACQUISITIONS:

On December 31, 2009, we completed the acquisition of all of the issued and outstanding capital stock of Bliss Inc. We acquired Bliss Inc. to expand our land-based spa operations and products distribution and to assist in their future growth. The purchase price of the acquisition, funded from existing cash and through borrowings under Steiner's new credit facility, was $100 million in cash less cash acquired. The results of operations of Bliss Inc. are included in our results of operations for periods subsequent to December 31, 2009.

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

The purchase price and initial recording of the transaction was based on preliminary estimates of fair values and is subject to change. The purchase price allocation is not complete for inventory, property and equipment and deferred taxes. Additional information is necessary to complete the purchase price allocation. None of the Goodwill and intangible assets above are tax deductible.

The intangible assets of Bliss Inc. that we acquired are as follows:

	Life	Fair Value
Trade names	Indefinite	$21,300,000
Leases, net	Lease Term	100,000
		$21,400,000

The fair values of the leases were based on the current market for similar leases; the fair values of the trade names were based on the relief from royalty method.

The following is a summary of the unaudited pro forma historical results, as if Bliss Inc. had been acquired at January 1, 2009.

Three Months Ended March 31, 2009
Total revenues	$136,138,000
Income from operations	$7,920,000
Basic income per share	$0.47
Diluted income per share	$0.46

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2009, nor are they necessarily indicative of future operating results.

(5)	COMMITMENTS AND CONTINGENCIES:

(a)	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, other than as described below, there are no claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain indemnity for such unavailability through a civil action also filed by us in the Circuit Court in Miami-Dade County, Florida. A trial in this matter is currently scheduled for August 2010. While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain indemnity in lieu of insurance coverage, we are vigorously defending against the Plaintiff's claim based, among other things, on our position that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. Should we be found liable in this matter, and we do not have sufficient indemnification in lieu of insurance coverage, or if the amount of any such liability exceeds the limits of any indemnification in lieu of insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

In December 2009, a judgment was entered against the Company in a case brought by Danny Simpson ("Simpson"), a former shipboard fitness instructor for the Company. Simpson claimed that damages resulting from severe injuries suffered by him from a fall in the fitness area of a ship were the fault of the Company. The Company contested its liability and the amount of damages sought in this matter, but a judgment was returned in favor of Simpson in the amount of $9.6 million. The Company filed a motion to overturn the judgment and also sought to appeal the judgment if that motion is not successful. In March 2010, the parties had a mediation with respect to the case and as a result of that mediation, the case was settled for $5.0 million, which was covered by insurance.
(b)	Vendor Dispute

A claim had been made against us by the manufacturer that produces a significant portion of the ingredients for our Elemis and La Therapie beauty products. The claim related to a dispute over certain terms in our contract with this manufacturer. If this manufacturer ceased producing for us, for any reason, these raw ingredients and other ingredients for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in supply of our products could have a material adverse effect on our product sales. During the first quarter of 2010 this vendor dispute was resolved.
(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following:

	March 31,	December 31,
	2010	2009

Operative commissions	$2,832,000	$2,540,000
Minimum cruise line commissions	1,836,000	10,006,000
Payroll and bonuses	8,388,000	8,412,000
Rent	1,176,000	1,103,000
Other	10,737,000	12,475,000
Total	$24,969,000	$34,536,000

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. Accordingly, these minimum annual payments are expensed/accrued over the applicable 12-month period.

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
(7)	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,	December 31
	2010	2009

Term loan	$46,250,000	$50,000,000
Revolving loan	5,000,000	10,500,000
Total long term debt	51,250,000	60,500,000
Less: Current portion	15,000,000	15,000,000
Long-term debt, net of current portion	$36,250,000	$45,500,000

In connection with our acquisition of Bliss Inc., in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of March 31, 2010, there was $55.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based on the Company's financial performance. At March 31, 2010, our borrowing rate was 3.73%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2010, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.
(8)	COMPREHENSIVE INCOME (LOSS):

The components of Steiner Leisure's comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009

Net income	$9,657,000	$7,943,000
Foreign currency translation adjustments, net of taxes	(1,794,000)	(593,000)
Comprehensive income	$7,863,000	$7,350,000

(9)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the three months ended March 31, 2009, approximately 33,000 shares with a value of approximately $0.8 million were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations. These share purchases were outside our repurchase plan. During the three months ended March 31, 2010, approximately 25,000 shares with a value of approximately $1.1 million were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee Federal income tax withholding obligations in connection with these vestings.
(10)	SEGMENT INFORMATION:

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

Information about our segments is as follows:

	Three Months Ended March 31,
	2010	2009

Revenues:
Spa Operations	$105,044,000	$89,091,000
Products	30,487,000	18,724,000
Schools	16,956,000	14,705,000
Other	(6,516,000)	(5,373,000)
Total	$145,971,000	$117,147,000
Income from Operations:
Spa Operations	$6,492,000	$6,298,000
Products	1,747,000	677,000
Schools	4,329,000	2,567,000
Other	(583,000)	(834,000)
Total	$11,985,000	$8,708,000

	March 31,	December 31,
	2010	2009
Identifiable Assets:
Spa Operations	$207,241,000	$209,340,000
Products	158,806,000	161,258,000
Schools	84,314,000	85,590,000
Other	(72,596,000)	(73,810,000)
Total	$377,765,000	$382,378,000

Included in Spa Operations, Products and Schools is goodwill of $51.6 million, $27.5 million and $42.4 million, respectively, as of March 31, 2010 and $51.6 million, $27.6 million and $42.4 million, respectively, as of December 31, 2009.
(11)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows:

	Three Months Ended March 31,
	2010	2009

Revenues:
United States	$45,601,000	$26,160,000
United Kingdom	11,910,000	9,078,000
Not connected to a country	79,550,000	73,426,000
Other	8,910,000	8,483,000
Total	$145,971,000	$117,147,000

	March 31,	December 31,
	2010	2009
Property and Equipment, net:
United States	$50,368,000	$51,086,000
United Kingdom	5,712,000	6,226,000
Not connected to a country	1,724,000	1,612,000
Other	22,806,000	23,545,000
Total	$80,610,000	$82,469,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The overall economic weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of high fuel costs (which softened somewhat in the second half of 2008) has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008, during 2009 and for the first quarter of 2010 were adversely affected and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

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

Weather also can impact our results. The multiple destructive hurricanes that hit the Southern United States and other regions several years ago caused cancellation or disruption of certain cruises and the closure of certain of our hotel spas and campuses of our massage and beauty schools, which had adverse effects on us. We also experience, almost every year, days of severe winter weather that causes us to close one or more campuses of our schools for, in some instances, up to several days at a time, including as occurred during the winter of 2009 - 2010.

Historically, a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. Our acquisitions in recent years of school operations and Bliss Inc. consist of land-based operations whose sales primarily are in the United States. To the extent that our non-shipboard income increases as a percentage of our overall income, the percentage of our overall income that will be subject to tax would increase.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for 2009 filed with the Securities and Exchange Commission. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to our acquisitions of hotel spas in 2001, UCMT in April 2006, CCMT in August 2008 and Bliss Inc. in December 2009.

Revenue Recognition

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage.  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three months ended March 31, 2010.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of March 31, 2010 and December 31, 2009, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of March 31, 2010 and December 31, 2009, we had goodwill of $121.5 million and $121.6 million, respectively, and unamortized intangibles of $27.1 million and $27.2 million, respectively.

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

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what those market participants would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the three months ended March 31, 2010, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2010.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.7 million as of March 31, 2010, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In January 2010, we adopted authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, we adopted authoritative guidance which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuances and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis. We adopted this authoritative guidance, with the exception of the disclosures about purchases, sales, issuance and settlements which will be effective for our fiscal year 2011 interim and annual consolidated financial statements. The adoption of this guidance did not have an impact on our consolidated financial statements. The remaining disclosures will be added to our future filings when applicable.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Services	67.0%	71.1%
Products	33.0	28.9
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	54.5	57.6
Cost of products	21.3	21.4
Total cost of revenues	75.8	79.0
Gross profit	24.2	21.0
Operating expenses:
Administrative	7.0	5.4
Salary and payroll taxes	9.0	8.2
Total operating expenses	16.0	13.6
Income from operations	8.2	7.4
Other income (expense), net:
Interest expense	(0.6)	--
Other income	--	0.1
Total other income (expense), net	(0.6)	0.1
Income before provision for income taxes	7.6	7.5
Provision for income taxes	1.0	0.7
Net income	6.6%	6.8%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2010 and 2009, respectively, were as follows:

	Three Months Ended March 31,		% Change
Revenue:	2010	2009
Spa Operations Segment	$105,044,000	$89,091,000	17.9%
Products Segment	30,487,000	18,724,000	62.8%
Schools Segment	16,956,000	14,705,000	15.3%
Other	(6,516,000)	(5,373,000)	N/A
Total	$145,971,000	$117,147,000	24.6%

Total revenues increased approximately 24.6%, or $28.9 million, to $146.0 million in the first quarter of 2010 from $117.1 million in the first quarter of 2009. Of this increase, $14.5 million was attributable to a increase in services revenues and $14.4 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 17.9%, or $15.9 million, to $105.0 million in the first quarter of 2010 from $89.1 million in the first quarter of 2009. The increase was primarily attributable to the acquisition of Bliss Inc. in December of 2009. In addition, average weekly revenues for our land-based spas increased 24.1% to $29,427 in the first quarter of 2010 from $23,718 in the first quarter of 2009. We had an average of 2,099 shipboard staff members in service in the first quarter of 2010, compared to an average of 2,085 shipboard staff members in service in the first quarter of 2009. Revenues per shipboard staff per day increased by 7.7% to $421 in the first quarter of 2010 from $391 in the first quarter of 2009. Average weekly revenues for our shipboard spas increased by 10.7% to $50,303 in the first quarter of 2010 from $45,437 in the first quarter of 2009. Excluding the acquisition of Bliss Inc., the increase in revenues and the key performance indicators referenced above were primarily attributable to strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Product segment revenues increased approximately 62.8%, or $11.8 million to $30.5 million in the first quarter of 2010 from $18.7 million in the first quarter of 2009. This increase is primarily attributable to the acquisition of Bliss Inc. in December of 2009 and to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

School Segment Revenues. School segment revenues increased approximately 15.3%, or $2.3 million to $17.0 million in the first quarter of 2010 from $14.7 million in the first quarter of 2009. This increase in revenues was primarily attributable to increased enrollments and otherwise increased student populations.

COST OF SERVICES

Cost of services increased $12.1 million to $79.6 million in the first quarter of 2010 from $67.5 million in the first quarter of 2009. Cost of services as a percentage of services revenues was 81.3% in the first quarter of 2010 and 81.0% in the first quarter of 2009. This increase was primarily due to the weak performance of our land-based spas which was partially offset by the improved performance of our Schools segment.

COST OF PRODUCTS

Cost of products increased $6.1 million to $31.1 million in the first quarter of 2010 from $25.0 million in the first quarter of 2009. Cost of products as a percentage of products revenue decreased to 64.6% in the first quarter of 2010 from 74.0% in the first quarter of 2009. This decrease was primarily attributable to a $1.5 million foreign exchange gain resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling related to intercompany inventory purchases, our purchase of Bliss Inc. and increased sales of higher margin products.

OPERATING EXPENSES

Operating expenses decreased $7.4 million to $23.3 million in the first quarter of 2010 from $15.9 million in the first quarter of 2009. Operating expenses as a percentage of revenues increased to 16.0% in the first quarter of 2010 from 13.6% in the first quarter of 2009. This increase was primarily attributable to a $2.0 million foreign exchange loss on our holdings of U.K. Pound Sterling and Euros resulting from the strengthening of the U.S. Dollar against those currencies and our purchase of Bliss Inc.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2010 and 2009, respectively, was as follows:

	For the Three Months Ended March 31,		% Change
Income from Operations:	2010	2009
Spa Operations Segment	$6,492,000	$6,298,000	3.1%
Products Segment	1,747,000	677,000	158.1%
Schools Segment	4,329,000	2,567,000	68.6%
Other	(583,000)	(834,000)	N/A
Total	$11,985,000	$8,708,000	37.6%

The increase in operating income in the Spa Operations and Products segments was primarily attributable to a strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. The increase in the operating income in the Schools segment was attributable to increased enrollments and otherwise increased student populations.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt and deferred financing fees we incurred in connection with our acquisition of Bliss Inc.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.7 million to $1.5 million in the first quarter of 2010 from $0.8 million in the first quarter of 2009. Provision for income taxes increased to an overall effective rate of 13.1% in the first quarter of 2010 from 9.6% in the first quarter of 2009. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the first quarter of 2010 than such income represented in the first quarter of 2009 and an increase in deferred income tax expense attributed to the acquisition of Bliss Inc.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2010, net cash provided by operating activities was approximately $3.0 million compared with $8.5 million for the three months ended March 31, 2009. This decrease was attributable to changes in working capital such as payments of minimum cruise line commissions and bonuses during the three months ended March 31, 2010.

During the three months ended March 31, 2010 and 2009, cash used in investing activities was $0.9 million.

During the three months ended March 31, 2010, cash used in financing activities was $9.1 million compared with $6.8 million for the three months ended March 31, 2009. This increase in cash used in financing activities was primarily attributable to higher payments on our long-term debt, related to the Bliss Inc. acquisition, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Steiner Leisure had working capital of approximately $44.2 million at March 31, 2010, compared to working capital of approximately $39.6 million at December 31, 2009.

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the three months ended March 31, 2009, approximately 33,000 shares with a value of approximately $0.8 million were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations. These share purchases were outside our repurchase plan. During the three months ended March 31, 2010, approximately 25,000 shares with a value of approximately $1.1 million were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee Federal income tax withholding obligations in connection with these vestings.

Financing Activities

In connection with the acquisition of Bliss Inc. in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing October 30, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of March 31, 2010, there was $55.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based upon the Company's financial performance. At March 31, 2010, our borrowing rate was 3.73% in both periods. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets and all present and future assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2010, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

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

    changes in or disruptions to airline service to cruise embarkation locations, resulting in adverse effects on the ability of cruise passengers or our staff to reach their departure ports or cancellation of cruises;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk is in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Currently, other than as described below, there are no claims or proceedings which, in the opinion of management, would have a material adverse effect on our operations or financial position.

In December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company has learned that such insurance coverage may not be available to us in this case, although we are seeking to obtain indemnity for such unavailability through a civil action also filed by us in the Circuit Court in Miami-Dade County, Florida. A trial in this matter is currently scheduled for August 2010. While we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter, including with respect to our ability to obtain indemnity in lieu of insurance coverage, we are vigorously defending against the Plaintiff's claim based, among other things, on our position that the duties that we are alleged to have owed to the Plaintiff in this matter were not, in fact, owed. Should we be found liable in this matter, and we do not have sufficient indemnification in lieu of insurance coverage, or if the amount of any such liability exceeds the limits of any indemnification in lieu of insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

In December 2009, a judgment was entered against the Company in a case brought by Danny Simpson ("Simpson"), a former shipboard fitness instructor for the Company. Simpson claimed that damages resulting from severe injuries suffered by him from a fall in the fitness area of a ship were the fault of the Company. The Company contested its liability and the amount of damages sought in this matter, but a judgment was returned in favor of Simpson in the amount of $9.6 million. The Company filed a motion to overturn the judgment and also sought to appeal the judgment if that motion is not successful. In March 2010, the parties had a mediation with respect to the case and as a result of that mediation, the case was settled for $5.0 million, which was covered by insurance.

Item 1A.	Risk Factors

There were no material changes during the first quarter of 2010 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2010. All of these shares represent shares surrendered by our employees in connection with the vesting of restricted shares and no share purchases were pursuant to any share repurchase plans of Steiner Leisure. We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations arising upon such vesting of restricted shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2010 through January 31, 2010	1,049	$39.76	--	$50,261,102
February 1, 2010 through February 28, 2010	--	--	--	50,261,102
March 1, 2010 through March 31, 2010	24,112	42.62	--	50,261,102
Total	25,161	$42.50	--	$50,261,102

(1)  No shares were purchased during the first quarter of 2010 pursuant to any repurchase plan of the Company. The Company's only repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The current plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $49,738,898 of our common shares have been purchased to date.

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

Dated: May 7, 2010

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