Form 10-Q
period 2010-06-30
STEINER LEISURE LTD
filed 2010-08-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

On July 29, 2010, the registrant had 14,845,078 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$42,822	$52,851
Accounts receivable, net	25,618	23,032
Accounts receivable - students, net	21,115	17,664
Inventories	41,586	35,767
Prepaid expenses and other current assets	12,674	8,803
Total current assets	143,815	138,117
PROPERTY AND EQUIPMENT, net	79,570	82,469
GOODWILL	117,587	121,600
OTHER ASSETS:
Intangible assets, net	27,013	27,186
Deferred financing costs, net	2,473	3,045
Other	9,020	9,961
Total other assets	38,506	40,192
Total assets	$379,478	$382,378
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,049	$11,431
Accrued expenses	27,088	34,536
Current portion of long-term debt	15,000	15,000
Current portion of deferred rent	1,077	1,080
Current portion of deferred tuition revenue	24,901	20,692
Gift certificate liability	12,571	12,754
Income taxes payable	768	2,970
Total current liabilities	94,454	98,463
DEFERRED INCOME TAX LIABILITIES, NET	11,554	10,570
LONG-TERM DEBT	22,500	45,500
LONG-TERM DEFERRED RENT	10,314	10,134
LONG-TERM DEFERRED TUITION REVENUE	1,154	584
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
23,285,000 shares issued in 2010 and 23,206,000 shares issued in 2009	233	232
Additional paid-in capital	145,193	139,575
Accumulated other comprehensive loss	(4,301)	(2,551)
Retained earnings	353,813	334,196
Treasury shares, at cost, 7,934,000 shares in 2010 and 7,908,000
shares in 2009	(255,436)	(254,325)
Total shareholders' equity	239,502	217,127
Total liabilities and shareholders' equity	$379,478	$382,378

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Services	$99,066	$82,769	$196,897	$166,107
Products	51,930	34,857	100,070	68,666
Total revenues	150,996	117,626	296,967	234,773
COST OF REVENUES:
Cost of services	81,448	67,191	161,008	134,674
Cost of products	35,200	28,754	66,319	53,783
Total cost of revenues	116,648	95,945	227,327	188,457
Gross profit	34,348	21,681	69,640	46,316
OPERATING EXPENSES:
Administrative	8,726	3,770	18,856	10,081
Salary and payroll taxes	13,386	8,719	26,563	18,335
Total operating expenses	22,112	12,489	45,419	28,416
Income from operations	12,236	9,192	24,221	17,900
OTHER INCOME (EXPENSE), NET:
Interest expense	(786)	(30)	(1,691)	(68)
Other income	76	43	107	157
Total other income (expense), net	(710)	13	(1,584)	89
Income before provision for income taxes	11,526	9,205	22,637	17,989
PROVISION FOR INCOME TAXES	1,566	876	3,020	1,717
Net income	$9,960	$8,329	$19,617	$16,272
Income per share:
Basic	$0.67	$0.57	$1.32	$1.12
Diluted	$0.66	$0.56	$1.30	$1.10

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,617	$16,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,384	5,467
Stock-based compensation	4,051	3,955
Provision for doubtful accounts	702	1,018
Deferred income tax provision	984	594

Changes in:
Accounts receivable	(8,708)	4,784
Inventories	(6,599)	1,999
Prepaid expenses and other current assets	(3,965)	(790)
Other assets	939	(1,472)
Accounts payable	1,892	(3,845)
Accrued expenses	(7,181)	(5,036)
Income taxes payable	(2,150)	(866)
Deferred tuition revenue	4,779	4,068
Deferred rent	177	(380)
Gift certificate liability	(183)	(363)
Net cash provided by operating activities	11,739	25,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,182)	(1,272)
Post-closing working capital adjustments related to acquisitions	4,013	(233)
Net cash provided by (used in) investing activities	831	(1,505)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(1,111)	$(805)
Payments of long-term debt	(23,000)	(6,000)
Proceeds from share option exercises	1,569	325
Net cash used in financing activities	(22,542)	(6,480)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(57)	(102)
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(10,029)	17,318
CASH AND CASH EQUIVALENTS,
Beginning of period	52,851	30,572
CASH AND CASH EQUIVALENTS,
End of period	$42,822	$47,890
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$1,142	$88

Income taxes	$3,637	$1,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2009 audited Consolidated Balance Sheet included in our 2009 Annual Report on Form 10-K.

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

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider of spa services. We provide spa services in treatment and fitness facilities located on cruise ships and at hotels and day spas located in the United States, Caribbean, Asia, the Pacific and other locations. We sell our products on board the ships we serve, at our hotel and land-based spas, through third party department stores, wholesale outlets, mail order and through our websites. We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

On December 31, 2009, we acquired all of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). Bliss Inc. is a spa and skincare company with urban hotel and day spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdales, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, as well as Sephora stores and other domestic and international retail locations. The purchase price for Bliss Inc. was $100.0 million in cash less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively. See Note 4.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Finished goods	$31,816	$27,096
Raw materials	9,770	8,671
	$41,586	$35,767

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of June 30, 2010, management was not aware of any indicators of impairment of the Company's long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2010 and 2009, the Company performed its annual goodwill impairment test and determined there was no impairment. The Company believes that, as of June 30, 2010, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments: (1) Maritime, (2) Land-Based Spas (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Land-Based Spas, Product Distribution ("Products") and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during the six months ended June 30, 2010, further described in Note 4, was as follows (in thousands):

	Maritime	Land-Based Spas	Products	Schools	Total
Balance at December 31, 2009	$8,590	$43,029	$27,620	$42,361	$121,600
Purchase price adjustments	--	(1,645)	(2,368)	--	(4,013)
Balance at June 30, 2010	$8,590	$41,384	$25,252	$42,361	$117,587

(d)	Income Taxes

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

Provision for income taxes increased to an overall effective rate of 13.3% in the six months ended June 30, 2010 from 9.5% in the six months ended June 30, 2009. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of total income earned in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 and an increase in deferred income tax expense attributed to the acquisition of Bliss Inc.

In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We are disputing the assessment and are uncertain as to when it will be resolved. Based on the advice of our Mexican Counsel, we believe that it is more likely than not that our position will be sustained; therefore, we have not established an accrual with respect to that assessment as of June 30, 2010.
(e)	Translation of Foreign Currencies

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction (losses) gains included in the Administrative Expenses caption of our Condensed Consolidated Statements of Income were approximately ($0.1 million) and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and approximately ($2.1 million) and $1.9 million for the six months ended June 30, 2010 and 2009, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.1 million) and ($4.0 million) for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.5 million and ($3.7 million) for the six months ended June 30, 2010 and 2009, respectively.

(f)	Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options and restricted shares and restricted share units. A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$9,960	$8,329	$19,617	$16,272
Income allocable to holders of Steiner Education Group, Inc. ("SEG") options	--	(94)	--	(199)
Net income for diluted earnings per share	$9,960	$8,235	$19,617	$16,073

Weighted average shares outstanding used in calculating basic earnings per share	14,838	14,566	14,795	14,541
Dilutive common share equivalents	295	161	281	118
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,133	14,727	15,076	14,659

Income per common share:
Basic	$0.67	$0.57	$1.32	$1.12

Diluted	$0.66	$0.56	$1.30	$1.10

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	2	290	28	381

In July 2009, the Company entered into a transaction with the holders of the SEG options pursuant to which the SEG options were exchanged for restricted share units of the Company.

The Company issued 11,000 and 18,000 of its common shares upon the exercise of share options during the three months ended June 30, 2010 and 2009, respectively and issued 72,000 and 18,000 of its common shares upon the exercise of share options during the six months ended June 30, 2010 and 2009, respectively.
(g)	Stock-Based Compensation

The Company granted approximately 7,000 and 8,000 restricted shares or restricted share units, as the case may be during the three months ended June 30, 2010 and 2009, respectively, and approximately 22,000 and 8,000 restricted shares and restricted share units during the six months needed June 30, 2010 and 2009, respectively. No other stock-based compensation was granted during the three and six months ended June 30, 2010 and 2009, respectively.

(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $3.6 million and $3.5 million for the three months ended June 30, 2010 and 2009, respectively. Of these amounts, $2.2 million and $2.5 million, respectively are included in cost of revenues in the accompanying condensed consolidated statements of income for the three months ended June 30, 2010 and 2009, respectively. Advertising costs were approximately $8.0 million and $6.8 million for the six months ended June 30, 2010 and 2009, respectively. Of these amounts, $4.9 million are included in cost of revenues in the accompanying condensed consolidated statements of income for both six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the amounts of advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

In October 2009, the FASB issued accounting guidance that amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance beginning on January 1, 2011 and do not expect a material impact on our condensed consolidated unaudited financial statements from such adoption.

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

In January 2010, we adopted authoritative guidance, which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage."  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010.

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

On December 31, 2009, we completed the acquisition of all of the issued and outstanding capital stock of Bliss Inc. We acquired Bliss Inc. to expand our land-based spa operations and products distribution and to assist in their future growth. The purchase price of the acquisition, funded from existing cash and through borrowings under Steiner's new credit facility, was $100.0 million in cash less cash acquired. The results of operations of Bliss Inc. are included in our results of operations for periods subsequent to December 31, 2009.

We applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition, which reflects the finalization of a post-closing working capital adjustment described below, is as follows (in thousands):

Accounts receivable	$3,450
Inventories	7,707
Other current assets	878
Property and equipment	32,505
Goodwill and intangible assets	63,907
Accounts payable	(2,901)
Deferred tax liability	(6,990)
Accrued expenses	(12,484)
Cash used in acquisition, net of cash acquired	$86,072

The purchase price and initial recording of the transaction was based on preliminary estimates of fair values and is subject to change. The purchase price allocation is not complete for inventory, property and equipment and deferred taxes. Additional information is necessary to complete the purchase price allocation. None of the Goodwill and intangible assets above are tax deductible.

In the second quarter of 2010, we received from the previous owner of Bliss Inc. approximately $3.9 million related to the finalization of a post-closing working capital adjustment. This amount was recorded in the preceding table as a decrease to goodwill initially recorded as of December 31, 2009.

The intangible assets of Bliss Inc. that we acquired are as follows (in thousands):

	Life	Fair Value

Trade names	Indefinite	$21,300
Leases, net	Lease Term	100
		$21,400

The fair values of the leases were based on the current market for similar leases; the fair values of the trade names were based on the relief from royalty method.

The following is a summary of the unaudited pro forma historical results, as if Bliss Inc. had been acquired at January 1, 2009 (in thousands, except per share data).

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Total revenues	$140,605	$276,743
Income from operations	$8,652	$16,572
Basic income per share	$0.50	$0.98
Diluted income per share	$0.49	$0.96

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2009, nor are they necessarily indicative of future operating results.
(5)	COMMITMENTS AND CONTINGENCIES:

(a)	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010, except as described below.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company had been informed that such insurance coverage may not be available to us in this case and the Company brought a civil action seeking to obtain indemnification with respect to such unavailability. During the second quarter of 2010, an agreement was reached whereby the insurer that we had understood was to provide coverage for matters such as this action would, in fact, be providing coverage in this action up to the coverage limits we had understood were applicable. We are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount of range or potential loss in this matter. Should we be found liable in this matter, and the amount of any such liability exceeds the limits of any applicable insurance coverage or if such insurance coverage were to be unavailable, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.
(b)	Other

The Company may be liable for employment-related taxes for certain past and current employees. Management currently believes that the amount of such liability, if any, would not be material to the Company's financial condition or results of operations.

(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2010	2009

Operative commissions	$2,942	$2,540
Minimum cruise line commissions	2,544	10,006
Payroll and bonuses	7,241	8,412
Rent	1,085	1,103
Other	13,276	12,475
Total	$27,088	$34,536

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
(7)	LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	June 30,	December 31
	2010	2009

Term loan	$37,500	$50,000
Revolving loan	--	10,500
Total long-term debt	37,500	60,500
Less: Current portion	15,000	15,000
Long-term debt, net of current portion	$22,500	$45,500

In connection with our acquisition of Bliss Inc., in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of June 30, 2010, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based on the Company's financial performance. At June 30, 2010, our borrowing rate was 3.46%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2010, and through the date of this report, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.
(8)	COMPREHENSIVE INCOME (LOSS):

The components of Steiner Leisure's comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$9,960	$8,329	$19,617	$16,272
Foreign currency translation adjustments, net of taxes	44	5,631	(1,750)	5,038
Comprehensive income	$10,004	$13,960	$17,867	$21,310

(9)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the six months ended June 30, 2010 and 2009, respectively, approximately 26,000 and 34,000 shares, with a value of approximately $1.1 million and $0.8 million, respectively, were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan and no other share repurchases took place during those time periods.

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Spa Operations	$107,871	$89,932	$212,915	$179,023
Products	32,709	18,268	63,196	36,992
Schools	16,127	14,216	33,083	28,921
Other	(5,711)	(4,790)	(12,227)	(10,163)
Total	$150,996	$117,626	$296,967	$234,773
Income from Operations:
Spa Operations	$6,681	$8,400	$13,173	$14,698
Products	1,982	850	3,729	1,527
Schools	3,902	2,389	8,231	4,956
Other	(329)	(2,447)	(912)	(3,281)
Total	$12,236	$9,192	$24,221	$17,900

	June 30,	December 31,
	2010	2009
Identifiable Assets:
Spa Operations	$208,217	$209,340
Products	163,679	161,258
Schools	86,964	85,590
Other	(79,382)	(73,810)
Total	$379,478	$382,378

Included in Spa Operations, Products and Schools is goodwill of $50.0 million, $25.2 million and $42.4 million, respectively, as of June 30, 2010 and $51.6 million, $27.6 million and $42.4 million, respectively, as of December 31, 2009.
(11)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
United States	$46,220	$25,026	$91,821	$51,186
United Kingdom	13,309	9,115	25,219	18,193
No connected to a country	83,635	75,591	163,185	149,017
Other	7,832	7,894	16,742	16,377
Total	$150,996	$117,626	$296,967	$234,773

	June 30,	December 31,
	2010	2009
Property and Equipment, net:
United States	$49,624	$51,086
United Kingdom	5,554	6,226
Not connected to a country	1,778	1,612
Other	22,614	23,545
Total	$79,570	$82,469

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our business through three reportable segments: Spa Operations, Products and Schools.

In December 2009, Steiner Leisure acquired all of the stock of Bliss Inc. from Starwood. Bliss Inc. is a spa and skincare company with urban hotel and land-based spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, as well as Sephora stores and other domestic and international retail locations. The purchase price for Bliss Inc. was $100.0 million in cash, less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The overall economic weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of high fuel costs has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the first and second quarters of 2010 were adversely affected, although less so than in 2009, and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

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

Historically, a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. Our acquisitions in recent years of school operations and Bliss Inc. consist of land-based operations whose sales primarily are in the United States. To the extent that our non-shipboard income continues to increase as a percentage of our overall income, the percentage of our overall income that will be subject to tax would continue to increase.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for 2009 filed with the SEC. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage."  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of June 30, 2010 and December 31, 2009, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of June 30, 2010 and December 31, 2009, we had goodwill of $117.6 million and $121.6 million, respectively, and unamortized intangibles of $27.0 million and $27.2 million, respectively.

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

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what those market participants would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the six months ended June 30, 2010, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2010.

As of January 1, 2010 and 2009, we tested for impairment of the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.7 million as of June 30, 2010, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued accounting guidance that amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance beginning on January 1, 2011 and do not expect a material impact on our condensed consolidated unaudited financial statements from such adoption.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Services	65.6%	70.4%	66.3%	70.8%
Products	34.4	29.6	33.7	29.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.0	57.1	54.2	57.4
Cost of products	23.3	24.5	22.3	22.9
Total cost of revenues	77.3	81.6	76.5	80.3
Gross profit	22.7	18.4	23.5	19.7
Operating expenses:
Administrative	5.8	3.2	6.4	4.3
Salary and payroll taxes	8.9	7.4	8.9	7.8
Total operating expenses	14.7	10.6	15.3	12.1
Income from operations	8.0	7.8	8.2	7.6
Other income (expense), net:
Interest expense	(0.5)	--	(0.6)	--
Other income	0.1	--	--	--
Total other income (expense), net	(0.4)	--	(0.6)	--
Income before provision for income taxes	7.6	7.8	7.6	7.6
Provision for income taxes	1.0	0.7	1.0	0.7
Net income	6.6%	7.1%	6.6%	6.9%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2010 and 2009, respectively, were as follows (in thousands):

	Three Months Ended June 30,		% Change
Revenue:	2010	2009
Spa Operations Segment	$107,871	$89,932	19.9%
Products Segment	32,709	18,268	79.1%
Schools Segment	16,127	14,216	13.4%
Other	(5,711)	(4,790)	N/A
Total	$150,996	$117,626	28.4%

Total revenues increased approximately 28.4%, or $33.4 million, to $151.0 million in the second quarter of 2010 from $117.6 million in the second quarter of 2009. Of this increase, $16.3 million was attributable to a increase in services revenues and $17.1 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 19.9%, or $18.0 million, to $107.9 million in the second quarter of 2010 from $89.9 million in the second quarter of 2009. In addition, average weekly revenues for our land-based spas increased 25.8% to $27,530 in the second quarter of 2010 from $21,886 in the second quarter of 2009. These increases were primarily attributable to the acquisition of Bliss Inc. in December 2009. We had an average of 2,206 shipboard staff members in service in the second quarter of 2010, compared to an average of 2,054 shipboard staff members in service in the second quarter of 2009. Revenues per shipboard staff per day increased by 3.0% to $416 in the second quarter of 2010 from $404 in the second quarter of 2009. Average weekly revenues for our shipboard spas increased by 7.3% to $50,895 in the second quarter of 2010 from $47,443 in the second quarter of 2009. Excluding the acquisition of Bliss Inc., the increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 79.1%, or $14.4 million to $32.7 million in the second quarter of 2010 from $18.3 million in the second quarter of 2009. This increase is primarily attributable to the acquisition of Bliss Inc. in December of 2009 and to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 13.4%, or $1.9 million to $16.1 million in the second quarter of 2010 from $14.2 million in the second quarter of 2009. This increase in revenues was primarily attributable to increased enrollments and otherwise increased student populations.

COST OF SERVICES

Cost of services increased $14.2 million to $81.4 million in the second quarter of 2010 from $67.2 million in the second quarter of 2009. Cost of services as a percentage of services revenues was 82.2% in the second quarter of 2010 and 81.2% in the second quarter of 2009. This increase was primarily due to the weak performance of our land-based spas, which was partially offset by the improved performance of our Schools and Products segments.

COST OF PRODUCTS

Cost of products increased $6.4 million to $35.2 million in the second quarter of 2010 from $28.8 million in the second quarter of 2009. Cost of products as a percentage of products revenue decreased to 67.8% in the second quarter of 2010 from 82.5% in the second quarter of 2009. This decrease was primarily attributable to our purchase of Bliss Inc. and increased sales of higher margin products. During the second quarter of 2009, cost of products was negatively impacted by a $4.1 million foreign exchange loss resulting from the weakening of the U.S. Dollar against the UK Pound Sterling relating to intercompany purchases. Excluding this foreign exchange loss, in the second quarter of 2009, cost of products as a percentage of products revenue would have been 70.9%.

OPERATING EXPENSES

Operating expenses increased $9.6 million to $22.1 million in the second quarter of 2010 from $12.5 million in the second quarter of 2009. Operating expenses as a percentage of revenues increased to 14.7% in the second quarter of 2010 from 10.6% in the second quarter of 2009. These increases were primarily attributable to the acquisition of Bliss, Inc. Reflected in these increases is a $1.9 million foreign exchange gain during the second quarter of 2009 in connection with administrative expenses resulting from the weakening of the U.S. Dollar against the U.K. Pound Sterling and Euro currencies we were holding.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended June 30, 2010 and 2009, respectively, was as follows (in thousands):

	For the Three Months Ended June 30,		% Change
Income from Operations:	2010	2009
Spa Operations Segment	$6,681	$8,400	(20.5%)
Products Segment	1,982	850	133.2%
Schools Segment	3,902	2,389	63.3%
Other	(329)	(2,447)	N/A
Total	$12,236	$9,192	33.1%

The decrease in operating income in the Spa Operations segment was primarily attributed to the weak performance of our land-based spas. The increase in operating income in our Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our products. The increase in the operating income in the Schools segment was attributable to increased enrollments and otherwise increased student populations. Income from operations in the three months ended June 30, 2009 includes a $2.2 million net foreign exchange loss.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt and deferred financing fees we incurred in connection with our acquisition of Bliss Inc.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.7 million to $1.6 million in the second quarter of 2010 from $0.9 million in the second quarter of 2009. Provision for income taxes increased to an overall effective rate of 13.6% in the second quarter of 2010 from 9.5% in the second quarter of 2009. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the second quarter of 2010 than such income represented in the second quarter of 2009 and an increase in deferred income tax expense attributed to the acquisition of Bliss Inc.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2010 and 2009, respectively, were as follows (in thousands):

	Six Months Ended June 30,		% Change
Revenue:	2010	2009
Spa Operations Segment	$212,915	$179,023	18.9%
Products Segment	63,196	36,992	70.8%
Schools Segment	33,083	28,921	14.4%
Other	(12,227)	(10,163)	N/A
Total	$296,967	$234,773	26.5%

Total revenues increased approximately 26.5%, or $62.2 million, to $297.0 million in the six months ended June 30, 2010 from $234.8 million in the six months ended June 30, of 2009. Of this increase, $30.8 million was attributable to a increase in services revenues and $31.4 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 18.9%, or $33.9 million, to $212.9 million in the six months ended June 30, 2010 from $179.0 million in the six months ended June 30, 2009. In addition, average weekly revenues for our land-based spas increased 24.9% to $28,469 in the six months ended June 30, 2010 from $22,797 in the six months ended June 30, 2009. These increases were primarily attributable to the acquisition of Bliss Inc. in December of 2009. We had an average of 2,153 shipboard staff members in service in the six months ended June 30, 2010, compared to an average of 2,070 shipboard staff members in service in the six months ended June 30, 2009. Revenues per shipboard staff per day increased by 5.3% to $419 in the six months ended June 30, 2010 from $398 in the six months ended June 30, 2009. Average weekly revenues for our shipboard spas increased by 9.0% to $50,605 in the six months ended June 30, 2010 from $46,433 in the six months ended June 30, 2009. Excluding the acquisition of Bliss Inc., the increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 70.8%, or $26.2 million to $63.2 million in the six months ended June 30, 2010 from $37.0 million in the six months ended June 30, 2009. This increase is primarily attributable to the acquisition of Bliss Inc. in December of 2009 and to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 14.4%, or $4.2 million to $33.1 million in the six months ended June 30, 2010 from $28.9 million in the six months ended June 30, 2009. This increase in revenues was primarily attributable to increased enrollments and otherwise increased student populations.

COST OF SERVICES

Cost of services increased $26.3 million to $161.0 million in the six months ended June 30, 2010 from $134.7 million in the six months ended June 30, 2009. Cost of services as a percentage of services revenues was 81.8% in the six months ended June 30, 2010 and 81.1% in the six months ended June 30, 2009. This increase was primarily due to the weak performance of our land-based spas which was partially offset by the improved performance of our Schools and Products segments.

COST OF PRODUCTS

Cost of products increased $12.5 million to $66.3 million in the six months ended June 30, 2010 from $53.8 million in the six months ended June 30, 2009. Cost of products as a percentage of products revenue decreased to 66.3% in the six months ended June 30, 2010 from 78.3% in the six months ended June 30, 2009. This decrease was primarily related to our purchase of Bliss Inc. and increased sales of higher margin products. Excluding the foreign exchange, impact, cost of products as a percentage of products revenue would have been 67.8% and 73.0%, for the six months ended June 30, 2010 and 2009, respectively.

OPERATING EXPENSES

Operating expenses increased $17.0 million to $45.4 million in the six months ended June 30, 2010 from $28.4 million in the six months ended June 30, 2009. Operating expenses as a percentage of revenues increased to 15.3% in the six months ended June 30, 2010 from 12.1% in the six months ended June 30, 2009. This increase was primarily attributable to our purchase of Bliss Inc.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the six months ended June 30, 2010 and 2009, respectively, was as follows (in thousands):

	For the Six Months Ended June 30,		% Change
	2010	2009
Income from Operations:
Spa Operations Segment	$13,173	$14,698	(10.4%)
Products Segment	3,729	1,527	144.2%
Schools Segment	8,231	4,956	66.1%
Other	(912)	(3,281)	N/A
Total	$24,221	$17,900	35.3%

The decrease in operating income in the Spa Operations segment was primarily attributed to the weak performance of our land-based spas. The increase in operating income in our Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our products. The increase in the operating income in the Schools segment was attributable to increased enrollments and otherwise increased student populations. Income from operations in the six months ended June 30, 2009 includes a $1.8 million net foreign exchange loss.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt and deferred financing fees we incurred in connection with our acquisition of Bliss Inc.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $1.3 million to $3.0 million in the six months ended June 30, 2010 from $1.7 million in the six months ended June 30, 2009. Provision for income taxes increased to an overall effective rate of 13.3% in the six months ended June 30, 2010 from 9.5% in the six months ended June 30, 2009. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the six months ended June 30, 2010 than such income represented in the six months ended June 30, 2009 and an increase in deferred income tax expense attributed to the acquisition of Bliss Inc.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2010, net cash provided by operating activities was approximately $11.7 million compared with $25.4 million for the six months ended June 30, 2009. This decrease was attributable to changes in working capital including payments of minimum cruise line commissions and employee bonuses during the six months ended June 30, 2010.

During the six months ended June 30, 2010, cash provided by (used in) investing activities was $0.8 million compared with ($1.5 million) for the six months ended June 30, 2009. This change was primarily attributable to our receiving $3.9 million from the seller of Bliss Inc. related to finalization of a post-closing working capital adjustment related to the acquisition of Bliss, Inc. during the six months ended June 30, 2010.

During the six months ended June 30, 2010, cash used in financing activities was $22.5 million compared with $6.5 million for the six months ended June 30, 2009. This increase in cash used in financing activities was primarily attributable to higher payments on our long-term debt, related to financing for the Bliss Inc. acquisition, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Steiner Leisure had working capital of approximately $49.4 million at June 30, 2010, compared to working capital of approximately $39.6 million at December 31, 2009.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the six months ended June 30, 2010 and 2009, respectively, approximately 26,000 and 34,000 shares with a value of approximately $1.1 million and $0.8 million, respectively, were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan and no other share repurchases took place during those time periods.

Financing Activities

In connection with the acquisition of Bliss Inc. in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of June 30, 2010, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at base rate of the bank, LIBOR or a specified index rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based upon the Company's financial performance. At June 30, 2010, our borrowing rate was 3.46%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2010, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

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

    risks relating to the performance of our massage and beauty schools which are, among other things, subject to significant and periodically changing government regulation, the need for their programs to keep pace with industry demands and the possibility that government-backed student loans will not be available to our students;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010, except as described below.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. While we, typically, maintain insurance coverage for claims of this nature, due to matters unrelated to the nature of this action, the Company had been informed that such insurance coverage may not be available to us in this case and the Company brought a civil action seeking to obtain indemnification with respect to such unavailability. During the second quarter of 2010, an agreement was reached whereby the insurer that we had understood was to provide coverage for matters such as this action would, in fact, be providing coverage in this action up to the coverage limits we had understood were applicable. We are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount of range or potential loss in this matter. Should we be found liable in this matter, and the amount of any such liability exceeds the limits of any applicable insurance coverage or if such insurance coverage were to be unavailable, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

 Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The following updates the risk factor identified in the caption below, which was included in our 2009 Form 10-K.

Government Regulation - Schools

In June and July 2010, the DOE published two notices of proposed rulemaking ("NPRMs") containing proposed regulations that, if promulgated as proposed, would constitute a significant change to the current regulatory environment and would make significant changes to certain of the DOE regulatory requirements, including many that are relevant to our schools.

The June NPRM contains proposed regulations pertaining to:  incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, state authorization as a component of institutional eligibility, definition of a credit hour, verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV funds.

The July NPRM contains proposed regulations regarding gainful employment by program graduates in a recognized occupation that would require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV funding.  Each program would be required to achieve threshold rates with respect to federal loan repayment and with respect to the relationship between student debt and the income that enrollees earn after program completion.  Programs that fail to achieve threshold rates may be subject to loss of Title IV eligibility, restrictions on Title IV enrollment, requirements to submit employer affirmations of program acceptability and projected job vacancies and/or requirements to provide debt warnings and disclosures to current and prospective students.

The proposed regulations published in the June and July NPRMs are currently in the process of public comment.  The DOE has stated its intention to publish final regulations by November 1, 2010 with a general effective date of July 1, 2011.  The implementation of the proposed regulatory changes, or other changes the DOE may propose and implement, could, among other things, adversely affect the ability of our students and educational programs to remain eligible to participate in Title IV programs, which could have a material adverse effect on the results of operations and financial condition of our schools.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2010. All of these shares represent shares surrendered by our employees in connection with the vesting of restricted shares and no share purchases were pursuant to any share repurchase plans of Steiner Leisure. We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations arising upon such vesting of restricted shares:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2010 through April 30, 2010	882	$47.49	--	$50,261,102
May 1, 2010 through May 31, 2010	--	--	--	50,261,102
June 1, 2010 through June 30, 2010	--	--	--	50,261,102
Total	882	$47.49	--	$50,261,102

(1)  No shares were purchased during the second quarter of 2010 pursuant to any repurchase plan of the Company. The Company's only repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The current plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $49,738,898 of our common shares have been purchased to date.

(2)  Includes commissions paid.

Item 4.	(Removed and Reserved)

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2010

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