Form 10-Q
period 2010-09-30
STEINER LEISURE Ltd
filed 2010-11-08
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

On November 1, 2010, the registrant had 14,803,259 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$43,147	$52,851
Accounts receivable, net	27,344	23,032
Accounts receivable - students, net	24,830	17,664
Inventories	53,283	35,767
Prepaid expenses and other current assets	12,111	8,803
Total current assets	160,715	138,117
PROPERTY AND EQUIPMENT, net	78,468	82,469
GOODWILL	117,266	121,600
OTHER ASSETS:
Intangible assets, net	26,939	27,186
Deferred financing costs, net	1,995	3,045
Other	8,798	9,961
Total other assets	37,732	40,192
Total assets	$394,181	$382,378
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,008	$11,431
Accrued expenses	29,437	34,536
Current portion of long-term debt	5,000	15,000
Current portion of deferred rent	1,074	1,080
Current portion of deferred tuition revenue	27,034	20,692
Gift certificate liability	12,344	12,754
Income taxes payable	1,814	2,970
Total current liabilities	93,711	98,463
DEFERRED INCOME TAX LIABILITIES, NET	12,046	10,570
LONG-TERM DEBT	23,750	45,500
LONG-TERM DEFERRED RENT	10,587	10,134
LONG-TERM DEFERRED TUITION REVENUE	1,707	584
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000,000 shares authorized,
23,299,000 shares issued in 2010 and 23,206,000 shares issued in 2009	233	232
Additional paid-in capital	147,278	139,575
Accumulated other comprehensive loss	(2,508)	(2,551)
Retained earnings	365,564	334,196
Treasury shares, at cost, 8,010,000 shares in 2010 and 7,908,000
shares in 2009	(258,187)	(254,325)
Total shareholders' equity	252,380	217,127
Total liabilities and shareholders' equity	$394,181	$382,378

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Services	$108,076	$90,292	$304,973	$256,399
Products	53,068	40,572	153,138	109,238
Total revenues	161,144	130,864	458,111	365,637
COST OF REVENUES:
Cost of services	88,210	72,559	249,218	207,233
Cost of products	36,932	27,450	103,251	81,233
Total cost of revenues	125,142	100,009	352,469	288,466
Gross profit	36,002	30,855	105,642	77,171
OPERATING EXPENSES:
Administrative	7,922	7,948	26,778	18,029
Salary and payroll taxes	13,184	10,497	39,747	28,832
Total operating expenses	21,106	18,445	66,525	46,861
Income from operations	14,896	12,410	39,117	30,310
OTHER INCOME (EXPENSE), NET:
Interest expense	(959)	(33)	(2,650)	(101)
Other income	28	28	135	185
Total other income (expense), net	(931)	(5)	(2,515)	84
Income before provision for income taxes	13,965	12,405	36,602	30,394
PROVISION FOR INCOME TAXES	2,214	1,594	5,234	3,311
Net income	$11,751	$10,811	$31,368	$27,083
Income per share:
Basic	$0.79	$0.74	$2.12	$1.86
Diluted	$0.78	$0.73	$2.08	$1.82

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,368	$27,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,233	8,165
Stock-based compensation	6,091	5,835
Provision for doubtful accounts	963	1,566
Deferred income tax provision	1,476	891
Changes in:
Accounts receivable	(12,531)	(919)
Inventories	(17,460)	(1,106)
Prepaid expenses and other current assets	(3,308)	(829)
Other assets	1,163	(1,556)
Accounts payable	5,654	(1,934)
Accrued expenses	(4,756)	4,464
Income taxes payable	(1,127)	6
Deferred tuition revenue	7,465	6,669
Deferred rent	447	(533)
Gift certificate liability	(410)	(487)
Net cash provided by operating activities	26,268	47,315
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,369)	(1,961)
Post-closing working capital adjustments related to acquisitions	4,013	(233)
Net cash used in investing activities	(1,356)	(2,194)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(3,862)	$(835)
Payments of long-term debt	(31,750)	(6,000)
Proceeds from share option exercises	1,617	396
Net cash used in financing activities	(33,995)	(6,439)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(621)	(423)
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(9,704)	38,259
CASH AND CASH EQUIVALENTS,
Beginning of period	52,851	30,572
CASH AND CASH EQUIVALENTS,
End of period	$43,147	$68,831
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$1,596	$114

Income taxes	$4,693	$1,847

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2009 audited Consolidated Balance Sheet included in our 2009 Annual Report on Form 10-K.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Finished goods	$40,690	$27,096
Raw materials	12,593	8,671
	$53,283	$35,767

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of September 30, 2010, management was not aware of any indicators of impairment of the Company's long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2010 and 2009, the Company performed its annual goodwill impairment test and determined there was no impairment. The Company believes that, as of September 30, 2010, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments: (1) Maritime, (2) Land-Based Spas, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Land-Based Spas, Product Distribution ("Products") and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during the nine months ended September 30, 2010, further described in Note 4, was as follows (in thousands):

	Maritime	Land-Based Spas	Products	Schools	Total
Balance at December 31, 2009	$8,590	$43,029	$27,620	$42,361	$121,600
Purchase price adjustments	--	(1,777)	(2,557)	--	(4,334)
Balance at September 30, 2010	$8,590	$41,252	$25,063	$42,361	$117,266

(d)	Income Taxes

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction (losses) gains included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $1.2 million and ($0.2 million) for the three months ended September 30, 2010 and 2009, respectively, and approximately ($0.9 million) and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($1.5 million) and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.1 million and ($2.6 million) for the nine months ended September 30, 2010 and 2009, respectively.

(f)	Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options, restricted shares and restricted share units. A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$11,751	$10,811	$31,368	$27,083
Income allocable to holders of Steiner Education Group, Inc. ("SEG") options	--	(34)	--	(244)
Net income for diluted earnings per share	$11,751	$10,777	$31,368	$26,839

Weighted average shares outstanding used in calculating basic earnings per share	14,860	14,585	14,817	14,556
Dilutive common share equivalents	233	252	265	163
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,093	14,837	15,082	14,719

Income per common share:
Basic	$0.79	$0.74	$2.12	$1.86

Diluted	$0.78	$0.73	$2.08	$1.82

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	94	153	27	262

In July 2009, the Company entered into a transaction with the holders of the SEG options pursuant to which the SEG options were exchanged for restricted share units of the Company.

The Company issued 4,000 of its common shares upon the exercise of share options during the three months ended September 30, 2010 and 2009, respectively and issued 76,000 and 23,000 of its common shares upon the exercise of share options during the nine months ended September 30, 2010 and 2009, respectively.
(g)	Stock-Based Compensation

The Company granted approximately 10,000 restricted shares or restricted share units, as the case may be, during the three months ended September 30, 2010 and approximately 32,000 and 8,000 restricted shares and restricted share units during the nine months ended September 30, 2010 and 2009, respectively. No other stock-based compensation was granted during the three and nine months ended September 30, 2010 and 2009, respectively.

(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $4.2 million and $3.4 million for the three months ended September 30, 2010 and 2009, respectively. Of these amounts, $2.5 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009, respectively. Advertising costs were approximately $12.2 million and $10.2 million for the nine months ended September 30, 2010 and 2009, respectively. Of these amounts, $7.4 million and $7.3 million, respectively, are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, the amounts of advertising costs included in prepaid expenses were not material.
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

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage."  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over, the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010.

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

The purchase price and initial recording of the transaction was based on preliminary estimates of fair values and is subject to change. The purchase price allocation is not complete for inventory, property and equipment and deferred taxes. Additional information is necessary to complete the purchase price allocation, including replacement cost information. None of the Goodwill and intangible assets above are tax deductible.

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Total revenues	$149,855	$426,598
Income from operations	$12,110	$30,177
Basic income per share	$0.71	$1.69
Diluted income per share	$0.70	$1.65

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2009, nor are they necessarily indicative of future operating results.
(5)	COMMITMENTS AND CONTINGENCIES:
(a)	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended June 30, 2010, except as described below.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. We are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount of range or potential loss in this matter. Should we be found liable in this matter, and the amount of any such liability exceeds the limits of our applicable insurance coverage or if such insurance coverage were to be unavailable, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.
(b)	Tax Matters

The Company may be liable for employment-related taxes for certain past and current employees. Management currently believes that the amount of such liability, if any, would not be material to the Company's financial condition or results of operations.

In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We are disputing the assessment and are uncertain as to when it will be resolved. Based on the advice of our Mexican Counsel, we believe that it is more likely than not that our position will be sustained; therefore, we have not established an accrual with respect to that assessment as of September 30, 2010.

(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2010	2009

Operative commissions	$3,522	$2,540
Minimum cruise line commissions	3,800	10,006
Payroll and bonuses	8,016	8,412
Rent	959	1,103
Other	13,140	12,475
Total	$29,437	$34,536

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
(7)	LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009

Term loan	$28,750	$50,000
Revolving loan	--	10,500
Total long-term debt	28,750	60,500
Less: Current portion	5,000	15,000
Long-term debt, net of current portion	$23,750	$45,500

In connection with our acquisition of Bliss Inc., in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of September 30, 2010, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based on the Company's financial performance. At September 30, 2010, our borrowing rate was 3.76%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2010, and through the date of this report, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.
(8)	COMPREHENSIVE INCOME (LOSS):

The components of Steiner Leisure's comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$11,751	$10,811	$31,368	$27,083
Foreign currency translation adjustments, net of taxes	1,707	(1,634)	43	3,404
Comprehensive income	$13,458	$9,177	$31,411	$30,487

(9)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2010 and 2009, respectively, we purchased approximately 102,000 and 35,000 shares, with a value of approximately $3.9 million and $0.8 million, respectively. Of those shares purchased, 26,000 and 35,000 shares for the nine months ended September 30, 2010 and 2009, respectively, were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.
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

We operate in three reportable segments: (1) Spa Operations, which provides spa services onboard cruise ships and land-based spas; (2) Products, which sells a variety of high quality beauty products to third parties; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Spa Operations	$118,242	$97,989	$331,157	$277,012
Products	32,348	23,087	95,544	60,079
Schools	16,658	16,068	49,741	44,989
Other	(6,104)	(6,280)	(18,331)	(16,443)
Total	$161,144	$130,864	$458,111	$365,637
Income from Operations:
Spa Operations	$9,787	$7,763	$22,960	$22,461
Products	2,752	2,454	6,481	3,981
Schools	3,679	3,439	11,910	8,395
Other	(1,322)	(1,246)	(2,234)	(4,527)
Total	$14,896	$12,410	$39,117	$30,310

	September 30,	December 31,
	2010	2009
Identifiable Assets:
Spa Operations	$214,405	$209,340
Products	176,196	161,258
Schools	87,445	85,590
Other	(83,865)	(73,810)
Total	$394,181	$382,378

Included in Spa Operations, Products and Schools is goodwill of $49.8 million, $25.1 million and $42.4 million, respectively, as of September 30, 2010, and $51.6 million, $27.6 million and $42.4 million, respectively, as of December 31, 2009.
(11)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
United States	$45,113	$26,107	$136,934	$77,293
United Kingdom	14,155	12,550	39,374	30,743
Not connected to a country	93,874	84,758	257,060	233,775
Other	8,002	7,449	24,743	23,826
Total	$161,144	$130,864	$458,111	$365,637

	September 30,	December 31,
	2010	2009
Property and Equipment, net:
United States	$48,552	$51,086
United Kingdom	5,608	6,226
Not connected to a country	1,659	1,612
Other	22,649	23,545
Total	$78,468	$82,469

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The overall economic weakness in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, which began in 2008, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of high fuel costs has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products. As a consequence of these economic conditions, our results of operations and financial condition for the first, second and third quarters of 2010 were adversely affected, although less so than in 2009, and the continuation or worsening of these conditions would likely continue to adversely affect our results of operations and financial condition during the period of such continuation or worsening.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the ingredients and manufacturing of many of our products in U.K. Pounds Sterling and Euros. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results, but during 2009 again weakened against the U.K. Pound Sterling. During the first nine months of 2010, the U.K. Pound Sterling and Euro have strengthened and to the extent that the U.K. Pound Sterling or the Euro becomes stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

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

Revenue Recognition

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage."  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over, the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of September 30, 2010 and December 31, 2009, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of September 30, 2010 and December 31, 2009, we had goodwill of $117.3 million and $121.6 million, respectively, and unamortized intangibles of $26.9 million and $27.2 million, respectively.

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

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what those market participants would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the nine months ended September 30, 2010, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2010.

As of January 1, 2010 and 2009, we tested for impairment of the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value and the fair value of indefinite lived intangible assets exceeded its carrying value.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $33.7 million as of September 30, 2010, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Services	67.1%	69.0%	66.6%	70.1%
Products	32.9	31.0	33.4	29.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.7	55.4	54.4	56.7
Cost of products	22.9	21.0	22.6	22.3
Total cost of revenues	77.6	76.4	77.0	79.0
Gross profit	22.4	23.6	23.0	21.0
Operating expenses:
Administrative	4.9	6.1	5.8	4.9
Salary and payroll taxes	8.2	8.0	8.7	7.9
Total operating expenses	13.1	14.1	14.5	12.8
Income from operations	9.3	9.5	8.5	8.2
Other income (expense), net:
Interest expense	(0.6)	--	(0.6)	--
Other income	--	--	--	--
Total other income (expense), net	(0.6)	--	(0.6)	--
Income before provision for income taxes	8.7	9.5	7.9	8.2
Provision for income taxes	1.4	1.2	1.1	0.9
Net income	7.3%	8.3%	6.8%	7.3%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2010 and 2009, respectively, were as follows (in thousands):

	Three Months Ended September 30,		% Change
Revenue:	2010	2009
Spa Operations Segment	$118,242	$97,989	20.7%
Products Segment	32,348	23,087	40.1%
Schools Segment	16,658	16,068	3.7%
Other	(6,104)	(6,280)	N/A
Total	$161,144	$130,864	23.1%

Total revenues increased approximately 23.1%, or $30.2 million, to $161.1 million in the third quarter of 2010 from $130.9 million in the third quarter of 2009. Of this increase, $17.7 million was attributable to a increase in services revenues and $12.5 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 20.7%, or $20.2 million, to $118.2 million in the third quarter of 2010 from $98.0 million in the third quarter of 2009. In addition, average weekly revenues for our land-based spas increased 34.9% to $26,274 in the third quarter of 2010 from $19,473 in the third quarter of 2009. These increases were primarily attributable to the acquisition of Bliss Inc. in December 2009. We had an average of 2,309 shipboard staff members in service in the third quarter of 2010, compared to an average of 2,092 shipboard staff members in service in the third quarter of 2009. Revenues per shipboard staff per day increased by 0.1% to $442 in the third quarter of 2010 from $440 in the third quarter of 2009. Average weekly revenues for our shipboard spas increased by 6.0% to $54,357 in the third quarter of 2010 from $51,302 in the third quarter of 2009. Excluding the acquisition of Bliss Inc., the increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 40.1%, or $9.2 million to $32.3 million in the third quarter of 2010 from $23.1 million in the third quarter of 2009. This increase is primarily attributable to the acquisition of Bliss Inc. in December of 2009 and to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 3.7%, or $0.6 million to $16.7 million in the third quarter of 2010 from $16.1 million in the third quarter of 2009. This increase in revenues was primarily attributable to increased enrollments and otherwise increased student populations.

COST OF SERVICES

Cost of services increased $15.6 million to $88.2 million in the third quarter of 2010 from $72.6 million in the third quarter of 2009. Cost of services as a percentage of services revenues was 81.6% in the third quarter of 2010 and 80.4% in the third quarter of 2009. This increase was primarily due to the weak performance of our land-based spas, which was partially offset by the improved performance of our Products segment.

COST OF PRODUCTS

Cost of products increased $9.4 million to $36.9 million in the third quarter of 2010 from $27.5 million in the third quarter of 2009. Cost of products as a percentage of products revenue increased to 69.6% in the third quarter of 2010 from 67.7% in the third quarter of 2009. During the third quarter of 2010, cost of products was negatively impacted by a $1.5 million foreign exchange loss resulting from the weakening of the U.S. Dollar against the UK Pound Sterling relating to intercompany purchases. During the third quarter of 2009, cost of products was positively impacted by a $1.1 million foreign exchange gain resulting from the strengthening of the U.S. Dollar against the UK Pound Sterling relating to intercompany purchases. Excluding the foreign exchange impact, cost of products as a percentage of products revenue decreased to 66.8% in the third quarter of 2010 from 70.2% in the third quarter of 2009 due to the increased sale of higher margin products.

OPERATING EXPENSES

Operating expenses increased $2.7 million to $21.1 million in the third quarter of 2010 from $18.4 million in the third quarter of 2009. Operating expenses as a percentage of revenues decreased to 13.1% in the third quarter of 2010 from 14.1% in the third quarter of 2009. Reflected in this decrease is a $1.2 million foreign exchange gain during the third quarter of 2010 resulting from the weakening of the U.S. Dollar against the U.K. Pound Sterling and Euro currencies we were holding. Additionally, we incurred $1.2 million of transaction costs relating to the acquisition of Bliss Inc. during the third quarter of 2009. Excluding the foreign exchange impact and the transaction costs, operating expense as a percentage of revenues increased to 13.8% in the third quarter of 2010 from 13.2% in the third quarter of 2009 primarily due to the acquisition of Bliss Inc.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended September 30, 2010 and 2009, respectively, was as follows (in thousands):

	For the Three Months Ended September 30,		% Change
Income from Operations:	2010	2009
Spa Operations Segment	$9,787	$7,763	26.1%
Products Segment	2,752	2,454	12.1%
Schools Segment	3,679	3,439	7.0%
Other	(1,322)	(1,246)	N/A
Total	$14,896	$12,410	20.0%

The increase in operating income in our Spa Operations and Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our services and products. The increase in the operating income in the Schools segment was attributable to increased enrollments and otherwise increased new student populations. Income from operations in the three months ended September 30, 2009 included $1.2 million of transaction costs relating to the acquisition of Bliss Inc.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt and deferred financing fees we incurred in connection with our acquisition of Bliss Inc.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.6 million to $2.2 million in the third quarter of 2010 from $1.6 million in the third quarter of 2009. Provision for income taxes increased to an overall effective rate of 15.9% in the third quarter of 2010 from 12.8% in the third quarter of 2009. The increase was due to a charge of $427,000 relating to tax planning for a foreign subsidiary and an increase in deferred income tax expense attributable to the acquisition of Bliss Inc.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2010 and 2009, respectively, were as follows (in thousands):

	Nine Months Ended September 30,		% Change
Revenue:	2010	2009
Spa Operations Segment	$331,157	$277,012	19.5%
Products Segment	95,544	60,079	59.0%
Schools Segment	49,741	44,989	10.6%
Other	(18,331)	(16,443)	N/A
Total	$458,111	$365,637	25.3%

Total revenues increased approximately 25.3%, or $92.5 million, to $458.1 million in the nine months ended September 30, 2010 from $365.6 million in the nine months ended September 30, of 2009. Of this increase, $48.6 million was attributable to a increase in services revenues and $43.9 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 19.5%, or $54.2 million, to $331.2 million in the nine months ended September 30, 2010 from $277.0 million in the nine months ended September 30, 2009. In addition, average weekly revenues for our land-based spas increased 27.9% to $27,714 in the nine months ended September 30, 2010 from $21,670 in the nine months ended September 30, 2009. These increases were primarily attributable to the acquisition of Bliss Inc. in December of 2009. We had an average of 2,206 shipboard staff members in service in the nine months ended September 30, 2010, compared to an average of 2,077 shipboard staff members in service in the nine months ended September 30, 2009. Revenues per shipboard staff per day increased by 3.6% to $427 in the nine months ended September 30, 2010 from $412 in the nine months ended September 30, 2009. Average weekly revenues for our shipboard spas increased by 8.0% to $51,913 in the nine months ended September 30, 2010 from $48,088 in the nine months ended September 30, 2009. Excluding the acquisition of Bliss Inc., the increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 59.0%, or $35.4 million to $95.5 million in the nine months ended September 30, 2010 from $60.1 million in the nine months ended September 30, 2009. This increase is primarily attributable to the acquisition of Bliss Inc. in December of 2009 and to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 10.6%, or $4.7 million to $49.7 million in the nine months ended September 30, 2010 from $45.0 million in the nine months ended September 30, 2009. This increase in revenues was primarily attributable to increased new enrollments and otherwise increased student populations.

COST OF SERVICES

Cost of services increased $42.0 million to $249.2 million in the nine months ended September 30, 2010 from $207.2 million in the nine months ended September 30, 2009. Cost of services as a percentage of services revenues was 81.7% in the nine months ended September 30, 2010 and 80.8% in the nine months ended September 30, 2009. This increase was primarily due to the weak performance of our land-based spas, which was partially offset by the improved performance of our Schools and Products segments.

COST OF PRODUCTS

Cost of products increased $22.1 million to $103.3 million in the nine months ended September 30, 2010 from $81.2 million in the nine months ended September 30, 2009. Cost of products as a percentage of products revenue decreased to 67.4% in the nine months ended September 30, 2010 from 74.4% in the nine months ended September 30, 2009. This decrease was primarily related to our purchase of Bliss Inc. and increased sales of higher margin products.

OPERATING EXPENSES

Operating expenses increased $19.6 million to $66.5 million in the nine months ended September 30, 2010 from $46.9 million in the nine months ended September 30, 2009. Operating expenses as a percentage of revenues increased to 14.5% in the nine months ended September 30, 2010 from 12.8% in the nine months ended September 30, 2009. This increase was primarily attributable to our purchase of Bliss Inc.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the nine months ended September 30, 2010 and 2009, respectively, was as follows (in thousands):

	For the Nine Months Ended September 30,		% Change
	2010	2009
Income from Operations:
Spa Operations Segment	$22,960	$22,461	2.2%
Products Segment	6,481	3,981	62.8%
Schools Segment	11,910	8,395	41.9%
Other	(2,234)	(4,527)	N/A
Total	$39,117	$30,310	29.1%

The increase in operating income in our Spa Operations and Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our services and products. The increase in the operating income in the Schools segment was attributable to increased new enrollments and otherwise increased student populations. Income from operations in the nine months ended September 30, 2009 includes $1.2 million of transaction costs relating to the acquisition of Bliss Inc.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt and deferred financing fees we incurred in connection with our acquisition of Bliss Inc.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $1.9 million to $5.2 million in the nine months ended September 30, 2010 from $3.3 million in the nine months ended September 30, 2009. Provision for income taxes increased to an overall effective rate of 14.3% in the nine months ended September 30, 2010 from 10.9% in the nine months ended September 30, 2009. The increase was due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income earned in the nine months ended September 30, 2010 than such income represented in the nine months ended September 30, 2009, a charge of $427,000 relating to tax planning for a foreign subsidiary, and an increase in deferred income tax expense attributed to the acquisition of Bliss Inc.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2010, net cash provided by operating activities was approximately $26.3 million compared with $47.3 million for the nine months ended September 30, 2009. This decrease was attributable to changes in working capital including increases in inventory and accounts receivable.

During the nine months ended September 30, 2010, cash used in investing activities was $1.4 million compared with $2.2 million for the nine months ended September 30, 2009. This change was primarily attributable to our receiving $3.9 million from the seller of Bliss Inc. related to finalization of a post-closing working capital adjustment related to the acquisition of Bliss Inc. during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, cash used in financing activities was $34.0 million compared with $6.4 million for the nine months ended September 30, 2009. This increase in cash used in financing activities was primarily attributable to higher payments on our long-term debt, related to financing for the Bliss Inc. acquisition, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Steiner Leisure had working capital of approximately $67.0 million at September 30, 2010, compared to working capital of approximately $39.6 million at December 31, 2009.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2010 and 2009, respectively, we purchased approximately 102,000 and 35,000 shares, with a value of approximately $3.9 million and $0.8 million, respectively. Of those shares purchased, 26,000 and 35,000 shares for the nine months ended September 30, 2010 and 2009, respectively, were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

Financing Activities

In connection with the acquisition of Bliss Inc. in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of September 30, 2010, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at base rate of the bank, LIBOR or a specified index rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based upon the Company's financial performance. At September 30, 2010, our borrowing rate was 3.76%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of September 30, 2010, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2010.

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

Government Regulation - Schools

On October 28, 2010, the Department of Education (DOE) issued final rules, with an effective date of July 1, 2011, regarding topics including the following:  incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour, verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV funds.  We do not yet know the extent to which the final rules will impact our operations, as we are in the process of reviewing the final regulations, but the implementation of the final rules could, among other things, adversely affect the ability of our students and educational programs to remain eligible to participate in Title IV programs, which could have a material adverse effect on the results of operations and financial condition of our schools.

The DOE is expected to issue additional final rules in early 2011 with a general effective date of July 1, 2012 regarding gainful employment by program graduates in a recognized occupation, which rules would require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV funding.  Under the proposed regulations published by the DOE in a July 2010 notice of proposed rulemaking, each program would be required to achieve threshold rates with respect to federal loan repayment and with respect to the relationship between student debt and the income that enrollees earn after program completion.  Programs that fail to achieve threshold rates may be subject to loss of Title IV eligibility, restrictions on Title IV enrollment, requirements to submit employer affirmations of program acceptability and projected job vacancies and/or requirements to provide debt warnings and disclosures to current and prospective students.  The implementation of the proposed regulatory changes, or other changes the DOE may propose and implement, could, among other things, adversely affect the ability of our students and educational programs to remain eligible to participate in Title IV programs, which could have a material adverse effect on the results of operations and financial condition of our schools.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2010:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2010 through July 31, 2010	--	$--	--	$50,261,102
August 1, 2010 through August 31, 2010	34,900	35.89	34,900	49,008,687
September 1, 2010 through September 30, 2010	40,928	36.60	40,928	47,510,694
Total	75,828	$36.27	75,828	$47,510,694

(1)  The Company's only current repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The current plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $52,489,306 of our common shares have been purchased to date.

(2)  Includes commissions paid.

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

10.30(a)

Credit Agreement dated November 2, 2009 among Steiner U.S. Holdings, Inc. as the Borrower, SunTrust Bank as the Administrative Agent, Bank of America N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and the lenders who are, or may from time to time become, a party thereto.

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

Dated: November 8, 2010

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Robert H. Lazar
Robert H. Lazar Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.30(a)

Credit Agreement dated November 2, 2009 among Steiner U.S. Holdings, Inc. as the Borrower, SunTrust Bank as the Administrative Agent, Bank of America N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and the lenders who are, or may from time to time become, a party thereto.

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