Form 10-K
period 2010-12-31
STEINER LEISURE Ltd
filed 2011-03-10
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

       The aggregate market value of the registrant's common shares held by non-affiliates was $524,493,888 as of June 30, 2010, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2010, which is the last business day of the registrant's most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

       As of February 24, 2011, the registrant had 14,951,318 common shares issued and outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days after the registrant's fiscal year ended December 31, 2010, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries) is a worldwide provider of spa services and products, incorporated in the Bahamas as a Bahamas international business company in 1995. In our facilities on cruise ships and at land-based spas, including at resorts and urban hotels (referenced collectively below as "hotels"), luxury Elemis® day spas and Bliss® premium urban day spas, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. We also develop and market premium quality beauty products, which are sold at our facilities, through e-commerce and through third party retail outlets and other channels, and operate post-secondary schools offering massage therapy and related courses. The cruise ships and land-based venues we serve include those of Caesars Entertainment, Carnival Cruise Lines, Celebrity Cruises, Crystal Cruises, Cunard Cruise Line, Hilton Hotels, Holland America Line, InterContinental Hotels and Resorts, Kerzner International, Loews Hotels, Marriott Hotels, Nikko Hotels, Norwegian Cruise Lines, Planet Hollywood, P&O Cruises, Princess Cruises, Royal Caribbean Cruises, Seabourn Cruise Line, Sofitel Luxury Hotels, St. Regis Hotels and Resorts, Thomson Cruises, W Hotels and Resorts and Westin Hotels and Resorts. As of February 11, 2011, we served 151 cruise ships representing 19 cruise lines, and operated 53 resort spas, 11 urban hotel spas and six day spas. Our maritime services generally are provided under agreements with cruise lines with terms ranging in duration from one to six years. Our land-based spa services are provided under agreements with venue operators or other lessors and have terms ranging, typically, from three to 25 years (including the terms of renewals available at our option).

On December 31, 2009, Steiner Leisure acquired all of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). Bliss Inc. is a spa and skincare company with urban hotel and day spa locations, offering services under the Bliss and Remède® brands and products under the Bliss and Laboratoire Remède® brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, Ulta and Sephora stores and other domestic and international retail locations, as well as QVC. The purchase price for Bliss Inc. was $100 million in cash less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

Steiner Leisure provides its shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 11, 2011, 116 of the 151 ships we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $59,521 in 2010 and $56,524 in 2009, as compared to average weekly revenues of $16,986 in 2010 and $14,397 in 2009 for the other ships we served. Our services include massages, facials, waxing, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and teeth whitening, as well as a variety of other specialized beauty and body treatments and services, acupuncture (on more than half of the ships we serve) and medi-spa services (BOTOX® Cosmetic, Dysport®, Restylane®, and Perlane® and Veinwave™ treatments and RevitaLash® products) (on some of the ships we serve). Our range of services is designed to capitalize on the significant consumer interest in health awareness, personal care and fitness.

We also provide spa services similar to those we provide on cruise ships at 64 hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations. These spas are operated primarily under the Mandara® and Bliss brands. Additional spas under these brands and the Remède brand are operated by third parties under license from us. We also operate Elemis luxury day spas in each of Coral Gables, Florida and London, England and Bliss premium urban day spas in New York City (two spas), London and Singapore.

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, Remède, Laboratoire Remède and Jou® brands. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers.

We also sell products of third parties, both under our packaging and labeling and otherwise. The products we sell include beauty preparations such as lotions aimed at reducing the appearance of aging on skin, aromatherapy oils, cleansers and creams and other facial and skin care preparations, hair care products, moisturizers and lotions, and nail care products, including, among others, a variety of products under the Steiner® and Mandara names. We sell our products through, among other channels, e-commerce, catalogs, on board the ships we serve, at our land-based spas, through department stores and third party retail outlets and distributors, as well as through salons, mail order and our web sites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com.

During 2010, services accounted for approximately 66% of our revenues and products accounted for approximately 34% of our revenues.

We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.

As described in more detail below, the economic slowdown experienced in recent years, including a significant reduction in consumer spending, which improved in 2010, affected various regions worldwide, including with respect to the cruise and hospitality industries, as well as our business.

See Note 13, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, income from operations, depreciation and amortization, capital expenditures and identifiable assets for our Spa Operations, Schools and Products operating segments for 2010, 2009 and 2008.

See also Note 14, "Geographic Information," in the accompanying Consolidated Financial Statements for financial information regarding geographic areas.

Cruise Industry Overview

The passenger cruise industry has experienced substantial growth over the past 40 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based venues and sightseeing destinations. The cruise market is comprised of luxury, premium and mass market segments which appeal to a broad range of passenger demographics, tastes and budgets. We serve ships in all of these segments.

According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 9.7 million in 2005 to a CLIA-estimated 11.1 million in 2010, including an estimated increase of approximately 900,000 North American passengers in 2010 compared to 2009. While that represents a compound annual growth rate of approximately 2.7%, there was a decline in passenger volume on North American Cruises from 2007 to 2008, reflecting the economic slowdown and related adverse financial conditions in North America and other regions during that time. The increase from 2009 to 2010 may continue to reflect passengers traveling due to significant discounts offered by certain cruise lines. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. To the extent there is a recurrence of the recently experienced economic lowdown, declines in passenger volume on North American Cruises also could resume, which would adversely affect our business. As of February 11, 2011, approximately 95 of the 151 ships we served offered North American Cruises.

The most recent industry study conducted by CLIA in 2008, indicated that, in comparing cruise vacations to other vacations, customers of both ranked cruise vacations higher than other vacations in many categories. In that study, "being pampered" was among the highest rated advantages that cruise vacations offer compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

Over the years, the trend has been for cruise lines to build larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer larger fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. A few new ships have dedicated medi-spa facilities as part of the spa facilities we operate. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 11, 2011, 116 of the ships we served offered large spa facilities. Three of the four new ships scheduled to be introduced during the remainder of 2011 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 11, 2011, we provided our services and products to 19 cruise lines representing a total of 151 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 11, 2011 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Number of Ships Served

Azamara (1)	2
Carnival (2)	22
Carnival Australia (2)	4
Celebrity (1)	9
Costa (2)	14
Crystal	2
Cunard (2) (3)	2
Disney	3
Holland America (2)	15
Ibero (2) (3)	3
Louis	1
Norwegian	11
P&O (2) (4)	7
Princess (2)	17
Royal Caribbean (1)	22
Seabourn (2)	5
Silversea	6
Thomson (3)	3
Windstar	3
Total	151

_____________________

  Azamara and Celebrity are owned by Royal Caribbean. One Celebrity ship is scheduled to be removed from service in 2011.

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, Princess and Seabourn. One Princess ship is scheduled to be transferred to P&O during 2011.

  As of February 11, 2011, we served these ships without a written agreement.
  The agreement for these ships expires on March 31, 2011.

Each of Carnival, Celebrity, Costa and Seabourn is scheduled to introduce a new ship into service in 2011. We expect to perform services on all four of these ships, all of which are currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2010, 2009 and 2008, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we ceased serving in November 2008 and began serving again in October 2010), Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn cruise lines): 29.3%, 33.6% and 33.3%, and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 17.3%, 19.0% and 19.6%. These companies, combined, accounted for 122 of the 151 ships served by us as of February 11, 2011.  If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately three years as of February 11, 2011. As of February 11, 2011, cruise line agreements that expire within one year covered 18 of the 151 ships served by us. These 18 ships accounted for approximately 4.0% of our revenue in 2010. We typically are able to begin negotiations to renew agreements approximately six to 12 months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2011, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice and we served eight ships without written agreements. In addition, seven ships were served as of that date under an agreement that expires on March 31, 2011.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2010, these payments are required by cruise line agreements covering a total of 76 ships served by us. As of December 31, 2010, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $78.8 million in 2011, $3.6 million in 2012, $3.6 million in 2013 and $3.6 million in 2014. These amounts could increase under new or renewed agreements. The amounts set forth for the years after 2011 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated.

Overview of our Land-Based Spas Business

Hotel Spas - General

We offer spa services and products on land at hotels principally in the United States, the Caribbean, Asia and the Pacific.

As of February 11, 2011, we provided spa services at hotels in the following locations:

COUNTRY	NUMBER OF HOTEL SPAS
United States (1)	23
Malaysia	9
Maldives (2)	6
Indonesia	4
Guam	4
Bahamas	3
Mexico (3)	3
Fiji	2
Palau	2
Aruba	1
Bahrain (4)	1
Dubai	1
India	1
Japan	1
Mauritius	1
Oman	1
Russia	1
Total	64

_____________________

    Including Puerto Rico.

    We ceased operations at one of these facilities on February 28, 2011, per the terms of our agreement with the hotel.

    We provide limited services at two of these hotels.

    We provide limited services at this hotel.

The hotel spas we operate range in size from approximately 625 square feet to approximately 32,000 square feet.

Bliss and Remède Hotel Spas

In addition to the hotel spas that we had been operating, primarily under our Mandara brand, beginning in January 2010, following our acquisition of Bliss Inc., we began offering spa services and products under the Bliss and Remède brands. We now offer these services and products at a total of 11 hotel spas in the following US cities: Atlanta (one in the Buckhead area and one in the Midtown area), Chicago, Dallas, Hoboken, Los Angeles (one in Hollywood and one in Westwood), Miami Beach, New York, San Francisco and Scottsdale. These spas are operated at two brands of Starwood hotels. Our Bliss hotel spas are operated at W Hotels in the foregoing cities and our Remède hotel spa is operated at the St. Regis hotel in the Buckhead area of Atlanta. We have an agreement with Starwood providing Starwood with exclusive rights in the hospitality industry for Bliss and Remède-branded spas. That exclusivity has a duration of ten years, subject to reduction under certain circumstances. Also under that agreement, we license the Bliss and Remède names to Starwood's in-room amenities manufacturer for the distribution of Bliss- and Remède-branded hotel amenities in certain W and St. Regis hotels, respectively.

These hotel spas have a clientele that not only includes guests of the hotels and, in certain cases, residents of owner-owned units affiliated with the hotels, but also includes (to a very significant extent at most locations) customers who are residents of, or otherwise visiting, the neighborhoods where the spas are located.

Licensed Spas

In addition to operating land-based spas ourselves, we license certain of our marks to third parties in connection with hotel spa operations. We license our Mandara mark to Minor International PCL, a Thailand-based hotel operator, which operates six Mandara hotel spas in Thailand, three Mandara hotel spas in China and one Mandara hotel spa in each of Vietnam, India and Egypt. We license our Bliss mark to Starwood for use in connection with hotel spas at four hotels in the United States and at hotels in Hong Kong, Qatar and Spain. We license our Remède mark to Starwood for use at five hotels in the United States, two hotels in Mexico and hotels in Indonesia and Singapore.

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

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our hotel spas generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Similar to some of our cruise line agreements, certain of our land-based spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2010, we had guaranteed total minimum payments to owners of our land-based venues of approximately: $7.5 million in 2011, $6.6 million in 2012, $5.5 million in 2013, $5.1 million in 2014, $4.8 million in 2015 and $8.0 million in total thereafter.

In connection with our proposed spa at the Tropicana Las Vegas Hotel and Casino and with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Planet Hollywood Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Loews Miami Beach Hotel, the Mohegan Sun Resort, the Wyndham Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel and at certain other hotels, in order to obtain the agreements for these premises, we agreed to build out all or a portion of the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to approximately $15.6 million. We believe that in order to procure agreements for certain spas at hotels in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those hotels. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of hotel spa facilities. The terms of the agreements for our land-based spas range, typically, from three to 25 years (including the terms of renewals available at our option).

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

As of February 11, 2011, there were a total of 4,495 students attending our schools.

Each of our schools is eligible to participate in the federal student financial assistance programs authorized by Title IV of the Higher Education Act of 1965 (the "HEA") and administered by the U.S. Department of Education (the "DOE"). The eligibility of our schools to participate in the federal student financial assistance programs authorized by Title IV of the HEA (the "Title IV Programs") enables eligible students attending our schools to receive federal student aid under the Title IV Programs. A majority of our students receive federal student financial assistance under the Title IV Programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs.

For our schools to become eligible, and maintain eligibility, to participate in the Title IV Programs and for eligible students attending those schools to receive federal student financial assistance under those programs, among other things, our schools are required to (i) maintain accreditation by an accrediting agency recognized by the DOE, (ii) maintain legal authorization to offer postsecondary education programs of instruction in the state in which they are physically located and (iii) be certified as part of an eligible institution by the DOE.

Graduates of our schools have the training to be employed in our spas and a few of these graduates have, in fact, become employed by us. They also have the potential to assist us in creating new channels for distribution of our products.

Certain information with respect to our schools is set forth below.

School (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS	ACCSC/COMTA
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC (4)	-	ACCSC/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSC/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC (4)	-	ACCSC/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET/COMTA
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT, SC (4)	-	ACCET/COMTA
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET/COMTA
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT, SC (4)	-	ACCET/COMTA
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT, SC (4)	-	ACCET/COMTA
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET/COMTA
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET/COMTA
CCMT	Groton, CT	ccmt.com	2003	2008	MT	-	COMTA
CCMT	Newington, CT	ccmt.com	1980	2008	MT	-	COMTA
CCMT	Westport, CT	ccmt.com	1992	2008	MT	-	COMTA

(1)

ASMT - Arizona School of Massage Therapy (branch of UCMT)
BSM - Baltimore School of Massage
CCMT - Connecticut Center for Massage Therapy
DSMT - Denver School of Massage Therapy (branch of UCMT)
FCNH - Florida College of Natural Health
NSMT - Nevada School of Massage Therapy (branch of UCMT)
UCMT - Utah College of Massage Therapy
VSM - Virginia School of Massage

(2)
AS - Associate of Science Degree
MT - Massage Therapy-Related Courses
SC - Skin Care-Related Courses

(3)
ACCET - Accrediting Council for Continuing Education and Training (institutional accreditation)
ACCSC - Accrediting Commission of Career Schools and Colleges (institutional accreditation)
COMTA - Commission on Massage Therapy Accreditation (institutional accreditation for CCMT as a whole; programmatic accreditation solely for MT programs at other schools)

(4)
The skin care programs at these campuses are taught under the trade name "Steiner Institute of Esthetics," followed by a reference to the particular school involved, whose website can be found at www.steineresthetics.com.

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

Utilize Experienced and Empowered Management. Our operations are supervised at the facility level by experienced managers who implement our philosophy of customer care. Our facility managers are selected based on performance as staff members or appropriate industry experience and receive specialized management training. Managers are granted substantial authority to make day-to-day decisions regarding operations, including those actions necessary to maximize revenues of the facility they manage. Our managers are responsible for efficient scheduling of personnel, inventory management, supervision of sales and marketing, maintenance of required discipline and communication with our senior management. Our facility managers are supported by teams of land-based supervisory personnel in, among others, the areas of quality assurance, training and operations and sales and marketing and ensure the consistency of our representative brand protocols worldwide.

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

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our shipboard and land-based spa personnel individually inform our guests as to the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups, wedding groups and other events at the hotels and on board the ships we serve. In addition, we communicate with our current customer base through email, newsletters, catalogs and other direct marketing. We also seek to expand our customer base through e-commerce, online advertising, public relations and social media activities, such as facebook and twitter, and activities and communications through various advertising media.

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

To generate interest among potential students for our schools, we engage a broad range of marketing media, including e-commerce, direct mail and print and broadcast outlets. We also seek referrals from our graduates and students. We seek to attract highly motivated, career-oriented students with both the desire and ability to complete their programs of choice. Our schools engage in a broad variety of marketing activities to promote interest among potential students. Each of our campuses has an admissions office responsible for identifying individuals interested in enrolling at the campuses. Admissions representatives serve as the primary contacts for prospective students, providing information to help them make an informed enrollment decision and to assist them with the completion of the enrollment process.

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

Develop Recognizable Brands. We believe positive name recognition has developed with Mandara, Elemis, Bliss and Remède for hotel spas, day spas, and shipboard spas, and Elemis, La Thérapie and Bliss for high quality beauty products. In addition, we have helped, and seek to continue to help, develop and promote customized brands and signature treatments and services for the cruise lines and hotel operators we serve. We believe that by creating these brands, treatments and services for cruise lines and hotels, we can not only better promote our services and products, but also strengthen our relationships with those entities.

Our acquisition of the Bliss and Remède brands is consistent with our strategy of positive name recognition for our brands, since we believe that these newly acquired brands are widely known and highly regarded in their respective retail and hospitality markets.

We also believe that our schools have developed positive brand name recognition in their respective areas of operation, which has assisted us in attracting new students.

Develop High Quality Educational Programs and Emphasize Student Placement. We believe that the employment market for the massage therapy and skin care industries requires highly trained professionals. We continually refine, adapt and develop courses to improve the quality and portfolio of our educational programs. In addition, we focus on our student placement rates, as we believe that high placement rates enhance a school's reputation and the marketability of its programs and are indicative of the underlying program quality.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Hotel Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 11, 2011, we commenced serving 113 new cruise ships brought into service by our cruise line customers. We also believe that the success we seek to achieve at our hotel spas could help our growth by encouraging the operators of those hotels to have us provide services at new hotels that they may open or acquire in the future. We believe that our agreement with Starwood relating to Bliss and Remède spas and amenities at W and St. Regis hotels has the potential to strengthen our relationship with that worldwide hospitality entity.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 10.2% from 2006 through 2010 (caused in part by our acquisition of Bliss), although there was a decrease in product sales from 2008 to 2009, primarily due to the softening of the economy worldwide, resulting in reduced spending by consumers. Our products are sold primarily to our spa guests and through third party, land-based retail and other channels, including at a number of locations of several well known department store chains in the United States, England, Scotland, Ireland and other countries. Our products also are offered by mail order through internet web sites, including our sites www.timetospa.com,    www.timetospa.co.uk,    www.blissworld.com,    www.blisslondon.co.uk    and www.bodyworkmall.com, by telephone, through our Bliss catalog and, increasingly, through the use of TV shopping channels. We have increased our retail product sales through enhanced training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order and e-commerce customers. We intend to seek additional distribution venues for our products, although we cannot assure you that we will be successful in securing additional venues.

We believe that there is an opportunity to increase our retail product sales from the growth in our customer base resulting from our shipboard and land-based spa operations as well as through other distribution channels, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Hotel Spa Opportunities. Many of the hotels we currently serve are well known and highly regarded. We believe that our successful affiliation with those hotels, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other hotel operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time and a recurrence of the more severe aspects of the economic slowdown experienced in recent years, which slowdown improved in 2010, may limit the number of hotels seeking to operate spas or otherwise limit opportunities for us to operate land-based spas.

Consider Strategic Transactions and Other Expansion Activities. We will consider strategic acquisitions of businesses which we believe are compatible with our operations. Our acquisition of Bliss Inc. in December 2009 is an example of this type of growth. In addition to adding new brands to our offerings, this transaction has expanded our relationship with Starwood, including, among other things, providing exposure for our Bliss and Remède products through the amenities programs at certain W and St. Regis hotels. Additionally, we will continue to consider acquisitions of schools and expansion through establishment of new schools or branches of our existing schools in new locations. We also will consider strategic alliances or other strategic transactions that management believes would be beneficial to us.

Capitalize on Growth in Size and Quality of Shipboard Facilities. Most new cruise ships being brought into service offer large spa facilities. Many of these facilities include hydrotherapy treatments and larger fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a greater number of passengers. We have often assisted cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and in increased revenues to us and the cruise lines. Through the remainder of 2011, we are scheduled to begin serving three new ships with large spa facilities.

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

Massage and Body and Beauty Treatments. At most of our facilities, we offer massages and a broad variety of other body and beauty treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps, cellulite reduction and aromatherapy and hydrotherapy treatments, as well as acupuncture, which we offer at most of our shipboard spas. Beauty treatments include facials, waxing, brow shaping and other beauty services and, at many of our shipboard spas, medi-spa services (BOTOX Cosmetic, Dysport, Restylane, and Perlane treatments and RevitaLash products). We also offer teeth whitening services at all of our shipboard spas. On ships, the number of private treatment rooms available for these services ranges from one to 26, with one to 29 beds per ship, depending on the size of the ship. At our hotel spas, the number of treatment rooms varies from two to 35.

Hair and Nails. At all of our shipboard spas and certain of our land-based spas we operate hair styling salons which provide services to women, men and teenagers and facilities for manicures and pedicures and related services. Steiner Leisure's facilities offer from one to 12 hair styling stations, as well as stations for manicures and pedicures. We also offer barber services for men, including dedicated "barber shops" on 16 ships.

The number of our staff on a ship, including staff providing these services, ranges from one to approximately 46, depending on the size of the ship. At our hotel spas, the number of our spa employees, including employees providing these services, varies from two to approximately 200.

Shipboard Spas. Cruise lines are continually providing larger spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 11, 2011, 116 of the ships we served had large spa facilities. We expect to serve an additional three new ships with large spa facilities that are anticipated to begin service later in 2011. These spas provide larger fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2010, our average weekly revenues on ships with large spas were approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 11, 2011, we operated fitness facilities on 149 of the ships we serve and at a total of ten of our hotel spas. Fitness facilities typically include weightlifting equipment, cardiovascular equipment (including treadmills, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates and aerobics. On ships, we provide from one to three fitness instructors, depending on ship size. At certain of our land-based spas, we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as personal nutritional and dietary advice, body composition analysis and personal training. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our land-based spas.

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

The beauty products we offer include cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories, waxing and other body products, as well as aromatherapy oils and beauty tools. Hair care products offered include shampoos, conditioners, styling products and related items. Many of the products sold by us are from our Elemis, Bliss, Remède and La Thérapie product lines, and the private label Steiner hair care line, although we also sell products of third parties, including, among others, those sold under the Mandara name in connection with our Mandara hotel spas.

Our skin care products are made primarily from premium quality ingredients. Most of the ingredients for Elemis, La Thérapie, Bliss and Remède products are sourced from premier European manufacturers and a few other manufacturers. If any of these manufacturers ceased producing the ingredients for our products, the transition to other manufacturers could result in significant production delays.

Packaging and initial distribution of our Elemis and La Thérapie products are conducted at our facilities in England. Additional warehousing and distribution operations for those products and certain third party products take place in Ft. Lauderdale, Florida. Most of our Bliss and Remède products are manufactured, packaged and distributed for us by third parties, although we intend to use our English facilities for warehousing and shipping of Bliss and Remède products in Europe.

We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products.

We train our spa employees, as well as the students participating in our schools' skin care programs, in the use of our products.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. Shipboard employment candidates are generally required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Most of our land-based spa employees also are required to have had prior training. Applicants for employment with Steiner Leisure must possess a willingness to provide outstanding personal service. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question and are also required to have received prior training.

Each shipboard employment candidate must complete a rigorous training program at our facilities near London, England. We can train up to approximately 200 employees at a time, in various courses and stages of training, at these facilities. We also have satellite training centers in South Africa and the Philippines for applicants from those countries to attain the same training as provided at our U.K. training facilities. The training course for shipboard service personnel is typically conducted over a period of two to six weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care and the unique requirements of our respective cruise line customers.

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

Marketing and Promotion

We promote our services and products to cruise passengers and hotel guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our facilities, and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures describing our services and products to cruise passenger cabins and from public areas and guestrooms at the land-based venues where we operate. As part of our marketing efforts, we provide incentives to our employees to maximize sales of our services and products. Among other things, we instruct our employees in cross-promotion strategies intended to familiarize our customers with services and products of ours other than those included in their treatments and/or originally requested for purchase. We believe that such cross-promotion activities often result in our customers purchasing services and/or products in addition to those they initially contemplated buying. In addition, we engage in cross-promotion activities with other ship concessionaires. We also maintain a dedicated sales desk to facilitate pre-cruise spa booking and disseminate spa information for charters and other groups of cruise passengers. Additionally, a number of ships we serve allow internet-based pre-cruise spa booking for passengers.

We market our hotel spas through various channels at the venues we serve. These channels include video messages, displays and advertisements in guestrooms and guest service directories, referrals from guest contact personnel, distribution of marketing materials through guest contact channels, advance sales to group meeting planners and attendees, signage, lobby displays, venue and hotel newsletters and hotel web sites. In addition, employees cross-market other services and products offered by us to their guests. We also market our land-based spas through public relations activities aimed at television and other media coverage and through local radio advertising, as well as through direct marketing. We also communicate promotions and promotional events through our www.timetospa.com, www.timetospa.co.uk, www.elemis.com, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com websites. We also offer gift cards and other pre-use purchases at certain of our land-based spas.

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

We believe prospective students are attracted to our schools due to their reputations and program offerings. To generate interest among potential students, we engage in a broad range of marketing techniques that are targeted to our local markets. Direct response marketing techniques include e-commerce marketing, direct mail and print and broadcast outlets. In addition, among other sources, we obtain referrals from our graduates and students.

We attempt to maximize product sales through our websites through the use of search engine marketing techniques such as pay per click, search engine optimization, affiliate marketing and comparative shopping engines to direct traffic to the sites. We also use direct mail public relations and other means to promote sales. In addition, www.timetospa.com currently has "storefronts" on two of its best known e-commerce sales sites.

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

An increasing number of those shops offer beauty products that compete with those we sell on cruise ships. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping and cruise line-sponsored shore excursions, as well as other activities that compete with us for passenger dollars. One of our cruise line customers has, in the past, provided shipboard services and products similar to those we provide with its own personnel on two of its ships. Two cruise lines we served in the past few years have engaged the services of other third party spa services providers on certain of the ships they operate. Cruise lines, in the future, could elect to provide these services and products themselves or through other third party providers. While we recently acquired the assets of one of our competitors, there are currently a few other entities offering services to the cruise industry similar to those provided by us, including Canyon Ranch.

Many of the land-based venues we serve, as well as any land-based venues that we may serve in the future, offer many of the recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our land-based spas also compete with spas at locations in the vicinities of our spas, as well as with other beauty, relaxation and other therapeutic alternatives that compete for consumer dollars. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests in the respective markets we serve. In addition, we also compete, both for customers and for contracts with land-based venues, with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas operated by us. A number of these spa operators may have greater resources than we do. There are a number of competitors in the land-based spa market, including, among others, Canyon Ranch, Golden Door, Red Door, ESPA and Banyan Tree and spas of the Ritz-Carlton, Four Seasons and Peninsula hotels, non-chain spas that may have a strong reputation and/or loyal customer base in the vicinities of our spas, as well as certain chain spas and medi-spas that attempt to compete with us with respect to specific services at lower prices. Further, some hotel operators provide spa services themselves, including at hotels where we formerly operated spas.

The post-secondary education market is highly competitive. Our schools compete with providers of similar education in the states in which they are located and elsewhere in the United States, including many providers with greater resources than ours. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition rates than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. In addition, some of our competitors offer courses similar to ours and it is not difficult for our competitors to modify their course offerings to offer programs similar to ours. The offering of such courses increases the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Everest College, Cortiva Institute and Keiser Career College, as well as certain individual schools located in the respective vicinities of our schools.

There are many competitors in the beauty products industry. Our product sales on ships and on land compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, a number of competitors sell their products in close proximity to our product offerings. Competitors of our respective brands include, among others, Clarins, Darphin, Philosophy and Kiehl's.

Seasonality

Our revenues are generated principally from our cruise ship spa operations.  Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally the third quarter and holiday periods result in the highest revenue yields for us. During 2010, the fourth quarter was our strongest, influenced by the results of our Products segment. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period. Operating costs do not fluctuate as significantly on a quarterly basis, except for school admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

Trademarks

We hold or control numerous trademarks, both in the United States and a number of other countries. Our most recognized trademarks are for Mandara, Elemis, Bliss, Remède, La Thérapie and The Greenhouse. We believe that the use of these trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means.

From time to time we seek to use new marks to identify our services and products. At times, marks that we have sought to use because we believed they would help promote our business have not been available for our use. We cannot assure you that marks that we may seek to use to grow our business will be available to us in the future.

We license Mandara for use by luxury hotel spas in certain Asian countries, we license Bliss and Remède for use by hotel spas in North America, Asia, Europe and the Middle East and we license Bliss and Laboratoire Remède for use in Starwood hotel amenities programs. Registrations for the Steiner, Mandara and Elemis trademarks have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in various countries. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending.

Regulation

Spa Services and Products

The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to maritime matters, cruise lines are subject to a variety of U.S. (federal and state) and other national and local and international rules relating to the discharge of pollutants and the content of fuel. Certain environmentally sensitive destinations require cruise lines to obtain permits in order to operate in those waters. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in, including with respect to ship structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry, including with respect to increasing the costs of new ship construction. In addition, many of the cruise ships we serve call on U.S. ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one U.S.-based ship, which is subject to U.S. law) and land-based staff. New rules currently proposed by the International Labour Organization under the Consolidated Maritime Labour Convention add requirements as to the hiring, training and hours of work and compensation of shipboard employees. It is anticipated that these rules will become effective in 2012. These new rules, if adopted in their current form, could significantly increase our expenses associated with our shipboard employees, although the amount of such increase is not determinable at this time since the legislation has not yet been published to enable us to determine the impact of compliance.

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

Our land-based spa operations are subject to applicable regulations in the locations where such operations are conducted, which requires our businesses and the individuals providing the services to be licensed. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for Steiner Leisure-trained employees at our land-based facilities.

Schools

Our massage and beauty schools are subject to extensive regulation by federal and state authorities and by accrediting agencies recognized by the DOE. The majority of our students rely on federal student financial assistance received under the Title IV Programs to help pay for the cost of their education. In order to provide eligible students with access to Title IV Program funds, our schools must be eligible to participate in those programs. Among other things, in order to participate in the Title IV Programs, each school must be accredited by an accrediting agency recognized by the DOE, legally authorized to provide postsecondary educational programs in the state in which it is located, and certified by the DOE as part of an eligible institution. These approvals, accreditations, and certifications must typically be renewed from time-to-time with the applicable agencies. The DOE defines an eligible institution as consisting of a main campus and its additional locations, if any. The DOE has certified all five of our institutions (including all 17 of our campuses) as eligible to participate in the Title IV Programs. For DOE purposes, our 17 campuses comprise 5 main campuses and 12 additional locations.

As a result, each of our schools is subject to the extensive requirements of the HEA and the regulations promulgated by the DOE as well as to the separate requirements of its respective state licensing and accrediting agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure. Any failure to comply with the HEA or DOE regulations could be the basis for the initiation by the DOE of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or the imposition of monetary liabilities or other sanctions. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances or whether each of our schools will be able to comply with all of the requirements in the future. Because a majority of our students pay their tuition with financial assistance from the Title IV Programs, the continued eligibility to participate in these programs is critical to the success of our schools. Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

Regulatory Review. Our schools are subject to audits or program compliance reviews by the DOE, its Office of Inspector General, and state and accrediting agencies. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or the DOE's regulations, that institution could be subject to loss of eligibility to participate in the Title IV Programs, monetary liabilities with respect to funds determined to have been improperly disbursed, fines or other sanctions. Although we endeavor to comply with all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the DOE or other agencies, or upon judicial review.

New DOE Regulations. In October 2010, the DOE issued regulations with an effective date of July 1, 2011 (the "New DOE Regulations") relating to, among other things, the following: incentive compensation payable to school employees, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour, verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV Program funds.

We do not yet know the full extent to which the New DOE Regulations will impact our operations, as we are in the process of reviewing them, but their implementation could, among other things, adversely affect the ability of our students and educational programs to remain eligible to participate in the Title IV Programs, which could have a material adverse effect on the results of operations and financial condition of our schools.

The DOE is expected to issue additional final rules in the first part of 2011 with a general effective date of July 1, 2012 regarding gainful employment by program graduates in a recognized occupation, which rules would require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV funding.  Under the proposed regulations, each program would be required to achieve threshold rates with respect to federal loan repayment and with respect to the relationship between student debt and the income that enrollees earn after program completion.  Programs that fail to achieve threshold rates may be subject to loss of Title IV eligibility, restrictions on Title IV enrollment, requirements to submit employer affirmations of program acceptability and projected job vacancies and/or requirements to provide debt warnings and disclosures to current and prospective students. However, the implementation of the proposed regulatory changes, or other changes the DOE may propose and implement, could, among other things, adversely affect the ability of our students and educational programs to remain eligible to participate in Title IV Programs, which could have a material adverse effect on the results of operations and financial condition of our schools.

The 90/10 Rule. Under the "90/10 Rule," an institution (including any of its additional locations) will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions.

The Incentive Compensation Rule. Under the "Incentive Compensation Rule," schools participating in Title IV Programs may not provide any commissions, bonuses or any other incentive payments based directly or indirectly on success in securing enrollment or financial aid to any person or entity engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. Under current DOE regulations, there are 12 "safe harbor" provisions which specify certain activities and arrangements that an institution may carry out without violating the prohibition against incentive compensation reflected in the HEA. Under the New DOE Regulations, the DOE will eliminate all 12 safe harbors and thereby reduce the scope of permissible payments under the rule and expand the scope of employees subject to the rule. We cannot predict how the DOE will interpret the rule, although we will have to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications could affect our ability to appropriately compensate and retain our admissions representatives and other officers and employees and could affect our enrollments, either of which could have a material adverse effect on the results and operations and financial condition of our schools.

Cohort Default Rate. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment of a loan during the fiscal year and default on the loan on or before the end of the next fiscal year. An institution may lose its eligibility to participate in some or all Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the DOE.

Under recent changes to the HEA, the DOE will begin calculating "3-year" cohort default rates beginning with the rate for the 2009 fiscal year, which is expected to be published in 2012. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of fiscal year or the subsequent two fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%.

Financial Responsibility Standards. An institution participating in the Title IV Programs must comply with certain measures of financial responsibility under DOE regulations. Among other things, an institution must achieve an acceptable composite score, which is calculated by combining the results of three separate financial ratios. If an institution's composite score is below the minimum requirement, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under certain "zone alternative" requirements, including additional monitoring procedures and the heightened cash monitoring or the reimbursement methods of payment (the latter method would require the school to cover the costs of a student's enrollment and then seek reimbursement of such costs from the DOE). If an institution's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV Programs and may be subject to zone alternative and other requirements. The DOE measures the financial responsibility of all of our schools based on the composite score of the schools' parent company, Steiner Education Group, Inc., rather than each school individually.

Administrative Capability Requirements. Regulations of the DOE specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations, have capable and sufficient personnel to administer Title IV Programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students and submit all reports and financial statements required by the regulations. If an institution fails to satisfy any of these criteria, or to comply with other DOE requirements, the DOE may require the repayment of federal student financial aid funds, transfer the institution from the advance system of payment of Title IV Program funds to the cash monitoring or reimbursement method of payment, place the institution on provisional certification status or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

Return of Title IV Funds. Institutions that receive Title IV Program funds must follow requirements that ensure the return to the Title IV Programs of all unearned funds of a student who withdraws from a program, as calculated under a methodology prescribed by the DOE. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the DOE and may be required to submit a letter of credit.

Legislative and Regulatory Action. The Title IV Programs, under which most of our schools' students receive federal student financial assistance, are subject to political and budgetary considerations. The HEA which authorizes the Title IV Programs is subject to reauthorization and was last reauthorized through September 30, 2014, but is subject to amendment at any time by Congress. In addition, funding is subject to annual appropriations bills and other laws. Administration of these programs is periodically reviewed by various regulatory agencies. Accordingly, there is no assurance that funding for the Title IV Programs will be maintained at current levels. In addition, the DOE could take regulatory actions that could require us to adjust our practices or could limit or impact our Title IV eligibility. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on our business, results of operations and financial condition of our schools because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV Program funds.

State Authorization Agencies. Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. Our schools also must be legally authorized to offer postsecondary educational programs of instruction in the states in which they are located in order to participate in the Title IV Programs. State laws vary from state to state, but generally establish standards for faculty qualifications, location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment, and other operational and administrative procedures. Any failure of one of our U.S. schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs.

The New DOE Regulations amend the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. However, under the New DOE Regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations. We are currently in the process of reviewing the impact of the New DOE Regulations on our schools.

Accreditation. Each institution must be accredited by an accrediting agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies examine the academic quality of the institution's instructional programs as well as other aspects of its operations such as administrative and financial operations. Accrediting agencies must adopt specific standards in connection with their review of post-secondary educational institutions to be recognized by the DOE. All of our schools are institutionally accredited by an accrediting agency recognized by the DOE. The DOE relies on the determinations of accrediting agencies as to whether an institution's programs are of sufficient quality for participation in Title IV Programs. In addition, a number of our schools have specialized programmatic accreditation for particular educational programs.

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

Change of ownership or control. The DOE, most state education agencies, and our accrediting agencies have standards pertaining to the change of control of schools, but these standards vary among agencies. If we or one of our schools experiences a change of ownership or control under the standards of the DOE, applicable state agencies or accrediting agencies, we would be required to seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of our shares, acquisitions of schools from other owners, significant changes in the composition of a school's board of directors or certain other transactions or events, several of which are beyond our control. A change of control under the applicable standards would require the affected school to reaffirm or reapply for the applicable DOE certification, state authorization, or accreditation. In some cases, the approval must be obtained prior to the change of control. The failure of any of our schools to reestablish where necessary its DOE certification, state authorization or accreditation following a transaction involving a change of ownership or control would result in a suspension of operating authority, loss of accreditation, and/or suspension or loss of federal student aid funding.

Employees

As of February 11, 2011, Steiner Leisure had a total of 5,826 employees. Of that number, 4,310 worked in spa operations, 54 were involved in the recruiting and training of spa personnel, 493 were involved in teaching at our massage and beauty schools, 77 were involved in the bottling, distributing, warehousing and shipping of our beauty products and 892 represented management and sales personnel and support staff. Shipboard employees typically are employed under agreements with fixed terms, generally of nine months. Depending on the size of the ship and the nature of the facilities on board, Steiner Leisure has up to two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our land-based spas and schools generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts. Our land-based spa therapists are generally paid on a commission basis. Land-based spa managers receive a salary, plus bonuses, if appropriate, based on various criteria. A small number of our employees (all at a Bliss spa in New York City) are covered by a collective bargaining agreement. None of our other employees is covered by a collective bargaining agreement. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	68	Chairman of the Board
Leonard I. Fluxman	52	President and Chief Executive Officer and a Director
Robert C. Boehm	56	Executive Vice President and General Counsel
Glenn J. Fusfield	48	Executive Vice President and Chief Operating Officer - Maritime
Sean C. Harrington	44	Managing Director of Elemis Limited
Michael Indursky	50	President - Bliss World Holdings, Inc.
Robert H. Lazar	46	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	47	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	54	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	60	Senior Vice President of Resort Operations of Mandara Spa LLC
Robert Schaverien	46	Managing Director of Steiner Training Limited

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

Michael Indursky has served as President of our Bliss World Holdings, Inc. subsidiary since March 2010. From July 2005 until joining the Company, Mr. Indursky served as Chief Marketing and Strategic Officer of Burt's Bees Inc., a maker of natural personal care products. From December 2003 until June 2005, he served as Vice President - Garnier, a beauty products brand of L'Oreal USA ("L'Oreal"), and from October 2002 until November 2003, he served as Vice President - Maybelline New York, a cosmetics brand of L'Oreal. From June 1990 until December 2001, Mr. Indursky was with Unilever Home and Personal Care North America, a home, personal care and food products company, where he held various leadership positions of increasing responsibility.

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

Robert Schaverien has served as Managing Director of Steiner Training Limited since October 1999. In that capacity, he is responsible for recruitment and training for our shipboard employees. From May 1996 until October 1999 he served as a Sales Director for our Elemis Limited subsidiary. From February 1992 until April 1996, Mr. Schaverien served as Managing Director of Steiner Group. Prior to joining Steiner Group, Mr. Schaverien worked with British Petroleum in a sales and marketing capacity from 1989 until 1991. Mr. Schaverien is the son-in-law of Clive Warshaw and Michèle Steiner Warshaw.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, prospects and the prevailing market price of our common shares may be adversely affected by a number of factors, including the matters discussed below. In addition to the other information set forth or incorporated by reference in this report, you should carefully consider the following risk factors in evaluating us and our business. These important factors, among others, could cause our actual results to differ from our expected or historical results.

We Depend on Our Agreements with Cruise Lines and Land-Based Spas; if These Agreements Terminate, Our Business Would be Harmed

Our revenues are generated principally from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately 3 years as of February 11, 2011. As of that date, cruise line agreements that expire within one year covered 18 of the 151 ships served by us. These 18 ships accounted for approximately 4.0% of our 2010 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and land-based venues increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 11, 2011, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to eight ships, we are operating without written agreements. These eight ships (which are included in the 18 ships referenced above) accounted for less than one percent of our 2010 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our land-based spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

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

The weakened U.S. and other world economies since 2008, including the impact on consumers of high fuel costs and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on cruise vacations and our services and products. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. These conditions adversely affected our results of operations during 2008 and 2009. During 2010, discretionary spending of cruise line passengers appears to have increased. The recurrence or worsening of the more severe aspects of these challenging economic conditions, as well as the continuation of increased fuel costs experienced in early 2011, could have a material adverse effect on the cruise industry and also could have a material adverse effect on our business, results of operations and financial condition for 2011 and thereafter during any such recurrence or continuation.

These recent economic conditions and the recurrence or worsening of the more severe aspects of these conditions, as well as the related disruptions to capital and credit markets, also could have an adverse effect on the cruise industry by, among other things, limiting the ability of cruise lines to refurbish and repair existing ships and introduce new ships in the future.

Most of the ships we serve are primarily marketed to North American consumers. Despite its general growth in recent years, including an increase of approximately 900,000 North American consumers in 2010 compared to 2009, according to CLIA, the passenger volume of cruises marketed primarily to North American consumers declined in 2008 compared to 2007 and increased only slightly in 2009 compared to 2008. In 2011 and future years, the economic environment worldwide could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant and/or continuing decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

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

Accidents and other incidents involving cruise ships and other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could materially adversely impact the cruise industry and our results of operations and financial condition. For example, in the past, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of a cruise pier facility. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, cruise ship sinkings, attempted pirate attacks, passenger accidents, disappearances and assaults, fatalities from shore excursion activities, shipboard fires and other incidents have brought adverse publicity to the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our business, results of operations and financial condition.

The cruise lines' capacity has grown in recent years and is expected to continue to grow over the next few years as new ships are introduced. In order to utilize the new capacity, it is likely that the cruise industry will need to increase its share of the overall vacation market. In order to increase that market share, cruise lines may be required to offer discounted fares to prospective passengers, which would have the potentially adverse effects on us described above.

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Changes in airline service to cruise embarkation and disembarkation locations could adversely affect us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks, or armed hostilities, could adversely affect the ability of cruise passengers or our shipboard staff to reach their ports of embarkation, or could cause cancellation of cruises.

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

We Depend on Certain Cruise Lines, and the Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2010, 2009 and 2008, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we ceased serving in November 2008 and began serving again in October 2010), Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn Cruise Lines): 29.3%, 33.6% and 33.3% and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 17.3%, 19.0% and 19.6%. These companies also accounted for 122 of the 151 ships served by us as of February 11, 2011. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

Adverse Effect of Current Economic Weakness

As reflected with more specificity elsewhere in these Risk Factors, we believe that the economic slowdown experienced in recent years, including a significant reduction in consumer spending, which improved in 2010, and related disruptions to capital and credit markets in North America and elsewhere have, among other things, adversely effected the discretionary spending of passengers on cruise ships and customers at our land-based venues and have reduced consumer demand for our services and products. These conditions have adversely affected our results of operations in recent years. A recurrence or worsening of the more severe aspects of these conditions and/or a continuation of the increase in fuel costs being experienced in early 2011 could materially adversely affect us.

Risks Related to Acquisitions and Expansion

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

With respect to our schools' operations, acquisitions involve regulatory risks, as described below. In addition, we may also consider expanding through the creation of new schools or the establishment of branches in new locations of one or more of our existing schools. Establishing new schools or new branch campuses of our existing schools would likely involve a significant amount of financial and other resources of the Company. Despite any such investment of funds and other resources, we cannot assure you that any new school or branch campus that we may establish in the future would be successful. The acquisition of new schools, or the establishment of new schools or new branch campuses, generally require us to obtain approvals of the DOE and the applicable state licensing agencies or accrediting agencies and are subject to the applicable limitations and requirements of those agencies. Depending on the situation, we may be required to obtain the required approvals before or after the acquisition or establishment of new schools or new branches. We cannot assure you that we would receive these approvals on a timely basis or at all.

The Success of Our Hotel Spas Depends on the Hospitality Industry

Our hotel spa operations are conducted at 64 land-based venues located in a total of 17 countries, plus one U.S. territory. We are dependent on the hospitality industry for the success of our hotel spas. To the extent that consumers do not choose to stay at venues where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the hotels where we have operations. The economic slowdown experienced in recent years, including a significant reduction in consumer spending, which improved in 2010, has resulted in reduced hotel occupancy rates, including at many of the hotels where we operate spas. The recurrence of the more severe aspects of these challenging economic conditions, as well as the continuation of the increased fuel costs experienced in early 2011, could have a material adverse effect on the hospitality industry and also could have a material adverse effect on our business, results of operations and financial condition for 2011 and thereafter during any such recurrence or continuation. Lower hotel occupancy has a direct, adverse effect on the number of hotel guests that purchase our spa services and products at those venues. Continuation of lower occupancy rates at the hotels we serve could have a material adverse effect on our business, results of operations and financial condition. The following are other risks related to the hospitality industry:

  changes in the national, regional and local conditions (including major national or international terrorist attacks, such as the July 2009 hotel bombings in Jakarta, Indonesia, armed hostilities or other significant adverse events, including an oversupply of hotel properties, or a reduction in demand for hotel rooms);

  the possible loss of funds expended for build-outs of spas at venues that fail to open, underperform or close due to economic slowdowns or otherwise;

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

  possible conversion of guest rooms at hotels to condominium units and the decrease in spa usage that often accompanies such conversions, and the related risk that condominium hotels are less likely to be suitable venues for our spas;

  reductions in hotel occupancy during major renovations or as a result of damage or other causes;

  the maintenance of the venues we serve;

  changes in popular travel patterns;

  changes in guest demographics at the venues we serve;

  acquisition by hotel chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers like us; and

  the financial condition of the airline industry, as well as elimination of, or reduction in, airline service to locations where we operate hotel spas, which would result in fewer guests at those venues.

We Depend on a Limited Number of Product Manufacturers

Almost all of the ingredients for our Elemis, La Thérapie, Bliss and Remède products are sourced from a few premier European manufacturers. We manufacture (blend and package) our Elemis and La Thérapie products, but our Bliss and Remède products are manufactured for us by third parties. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, or, in the case of Bliss and Remède, the blending and packaging of these products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our results of operations and financial condition.

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

In addition, a significant amount of Bliss products are sold through one retail chain. The termination of our arrangement with that retailer to sell Bliss brand products could have a material adverse effect on the results of operations and financial condition of our Products segment. Our Bliss and Remède amenities program at Starwood helps our brand awareness for these products. The termination of that agreement could adversely affect the growth of the name recognition for those products and, accordingly, could adversely affect sales growth for those lines.

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world and our land-based spas are located in a variety of countries. These waters and countries include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. In recent years, cruise ships, including those we serve, have experienced attempted pirate attacks off the coast of Africa. In addition, our hotel spa operations in Asia have been adversely affected by terrorist bombings in Indonesia, most recently in July 2009. In 2007, there was a terrorist attack in the Maldives, where we operate several hotel spas. In Mexico, where cruise ships we serve visit and where we operate land-based spas, drug-related violence has taken place in recent years. Political unrest in areas where we operate spas also has adversely affected our operations in the past and recent political unrest in the Middle East could adversely affect the travel industry in that region. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Owners of Our Land-Based Venues

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2010, these payments are required by cruise line agreements covering a total of 76 ships served by us and by 29 of the agreements for our land-based spas.

As of December 31, 2010, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $78.8 million in 2011, $3.6 million in 2012, $3.6 million in 2013 and $3.6 million in 2014. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. The amounts set forth for the years after 2011 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated. In general, we have experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2010, we guaranteed total minimum payments to owners of our land-based venues of approximately: $7.5 million in 2011, $6.6 million in 2012, $5.5 million in 2013, $5.1 million in 2014, $4.8 million in 2015 and $8.0 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Land-Based Venues We Serve

Our revenues from our shipboard guests and guests at our land-based spas can only be generated if the ships and land-based venues we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, one of the hotels where we operate a luxury spa filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. However, we cannot assure you of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of spa facilities) or cruise lines that we serve, particularly in the event of a recurrence of the more severe aspects of the economic slowdown experienced in recent years. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially adversely affected.

The Economic Slowdown has Adversely Affected Our Receivables Collection

The economic slowdown has resulted in our receivables being collected on a less timely basis than prior to the commencement of these economic conditions. The continuation or worsening of the economic slowdown could result in our receivables being subject to an even longer period of collection or, in some cases, becoming uncollectible.

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

High Fuel Costs or Other Increased Costs Could Adversely Impact our Financial Results

In addition to the adverse effects on consumers of high fuel costs, as described above, higher fuel costs during 2008 adversely affected us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we utilized. Increased transportation costs associated with increased fuel costs also add to our costs of delivery of our products to the ships we serve and other destinations. In addition, higher fuel charges increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our land-based spas and also increase the cost of utilities at our land-based spas. During early 2011, higher fuel costs have been experienced. A continuation of this fuel price increase would likely cause these transportation costs to correspondingly increase. For reasons described in the preceding sentences, extended periods of increased airfares could have a material adverse effect on the results of operations of our business.

Increases in prices of other commodities utilized by us in our business also could adversely affect us. For example, recently, as a result of increases in the cost of cotton, the cost to us of linens and uniforms utilized in our shipboard spas have increased. A continuing increase in these costs or similar costs applicable to our land-based operations could adversely affect the results of our shipboard operations and/or require us to use linens and uniforms made of other materials, which may be of a lesser quality than the materials we currently use.

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, and our three executive vice presidents, as well as the leaders of certain of our business units. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. We have key person life insurance policies with respect to Mr. Fluxman and Glenn Fusfield, Executive Vice President and Chief Operating Officer - Maritime, but not Mr. Warshaw or any of our other executive officers.

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

Almost all of our shipboard personnel come from jurisdictions outside the United States. Our ability to obtain non-U.S. shipboard employees is subject to regulations in the case of one country from which we source a number of our employees. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from that country on economic terms that are acceptable to us may be hampered by evolving regulatory requirements and/or our inability to enter into an acceptable agreement with the applicable local employment company.

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

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas income tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation also can be subject to a branch profits tax of 30% imposed on its after-tax earnings that are so effectively connected.

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

  we believe that all of the functions performed, resources employed and risks assumed in connection with the performance of the above-mentioned services and sales (other than Steiner Transocean's involvement in the U.S. Waters Activities) occur outside of the U.S.; and

  the income to Steiner Transocean from the U.S. Waters Activities is income effectively connected with a U.S. trade or business, and thus subject to U.S. income taxation, but constitutes a small percentage of Steiner Transocean's total income.

The Risks to Us

Under United States Internal Revenue Service ("IRS") regulations, which were effective January 1, 2007, all or a portion of Steiner Transocean's income for periods commencing on that date could be subject to U.S. federal income tax at a rate of up to 35%:

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

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In 2010, our effective income tax rate was 14.1%. See Note 8 in the accompanying Consolidated Financial Statements.

Our land-based operations, the income from which, in general, is taxable, have significantly increased, including as a result of our acquisition of Bliss Inc. and certain massage therapy schools in recent years, and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities), which would result in an increase in the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to tax. In addition, such amount of income subject to tax will continue to increase to the extent our land-based income continues to increase relative to our shipboard income.

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

Risks of Non-U.S. Operations

A total of four of our hotel spa operations are located on the Indonesian island of Bali, which was the site of terrorist attacks in October 2002 and October 2005. Jakarta, the Indonesian capital, was the site of hotel bombings in August 2003 and July 2009. In addition, Indonesia and other countries where we currently or may in the future operate spas have in the past, and may in the future, experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate our spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

Severe Weather Can Disrupt Our Spa Operations

We operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations which are subject to severe weather conditions, including hurricanes, earthquakes and other destructive storms. For example, as a result of the powerful Tsunami that struck Asia in December 2004, most of our operations in the Maldives were damaged and we have since then ceased to operate some of those spas. Heavy flooding in the Fiji Islands in January 2008 disrupted air travel to that country for several weeks, reducing the number of potential guests at our spa facilities there. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations, including Florida, the Caribbean and the Gulf of Mexico, and areas that experience severe winter weather, such as Chicago, Dallas and New York City, where certain of our Bliss spas experienced closing during the winter of 2010 - 2011, could materially adversely affect our business, results of operations and financial condition.

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

We also attempt to obtain terms in our land-based spa agreements that protect us in the event that the lessor's lender forecloses and takes over the property in question. However, we cannot always obtain such protective "non-disturbance" terms. In the event that the lender to a land-based venue owner under an agreement where no such non-disturbance term is included forecloses on that property, our agreement could be terminated prior to the expiration of its term. In such case, in addition to the loss of income from that spa, we could lose the residual value of any investment we made to build out that facility.

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

We have been required, in connection with a number of our hotel spa agreements, to incur the cost of the build-out of all or a portion of the hotel spa facilities in amounts up to approximately $21.8 million (including an advance of $6.2 million to cover construction costs), including, most recently, $5.2 million for the proposed spa at the Tropicana Las Vegas Hotel and Casino. Any spas we may wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We also may seek acquisitions or other opportunities to grow our business which would require us to expend funds, possibly significant amounts, such as our acquisition of Bliss. That acquisition required us to obtain new funding arrangements and we are subject to restrictions on capital expenditures under that credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to be able to take advantage of all otherwise favorable opportunities to operate hotel spas or effectuate other potentially favorable transactions. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out and Opening of Our Land-Based Spas

In connection with new land-based spas we may seek to operate in the future, we may wish, or be required, to build out all or a portion of the spa's facilities at our own expense as described in the immediately preceding paragraph. Such build-outs involve risks to us, including the following:

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

  If the land-based owner files for bankruptcy or otherwise has financial problems prior to the opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, in the past, the operator of a hotel where we operate a luxury spa filed for protection under Chapter 11 of the Bankruptcy Code. While that hotel was subsequently sold to a new owner and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a land-based spa could have a material adverse effect on our operations at that venue.

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

Risks Related to Quality of Training at Our Schools

Prospective employers of graduates of our schools require new employees to have received training reflecting the latest methods for performing the services involved. If our training is unable to keep pace with the constantly changing demands of consumers in the massage and skincare areas, this could adversely affect the ability of our students to find employment after completing their training with us, which could, in turn, have an adverse affect on our ability to attract students.

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

High Interest Rates Could Adversely Affect Our Ability to Attract and Retain Students

Increases in interest rates result in a corresponding increase in the cost to some of our existing and prospective students of financing their education. This could result in a reduction in the number of students attending our schools and could adversely affect our schools' results of operations and financial condition. Higher interest rates also could contribute to higher default rates with respect to our students' repayment of loans. Higher default rates may, in turn, adversely impact the eligibility of a school to participate in Title IV Programs and/or the willingness of private lenders to make private loan programs available to students who attend certain schools, which could result in a reduction in the number of students attending those schools.

Risks to our Schools Operations Related to Weather

Four of our campuses are located in Florida, which, from time to time, experiences severe hurricanes. Such hurricanes cause businesses in that state, including some of our campuses, to close for varying periods of time. We also have campuses located in Colorado, Connecticut, Maryland, Pennsylvania, Virginia and Utah. Almost every year during the winter months, each of the campuses in those locations is impacted to some extent by heavy snow and/or other severe weather conditions, resulting in closures of campuses from time to time, as has occurred during the winter of 2010 - 2011. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools, some of our campuses could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools. Prolonged closings of our schools due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students.

Impact of a Protracted Economic Slowdown on Our Schools

We believe that many students pursue post-secondary education to be more competitive in the job market. While, in recent years, we have reported increased enrollments despite the softness in the economy, a continuation of the economic slowdown could further decrease job prospects, placement rates and the willingness of students to incur loans to pay for post secondary education, which could have a material adverse effect on the results of operations and financial condition of our schools, as enrollment would suffer.

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

Government Regulation - Schools

Failure of our Schools to Comply with Extensive Regulations Could Result in Monetary Liabilities and Other Adverse Consequences.

We derive a large portion of our massage and beauty school revenue from students participating in the Title IV Programs. The majority of our students rely on federal student financial assistance received under the Title IV Programs to help pay for the cost of their education. In order to provide eligible students with access to Title IV Program funds, our schools must be eligible to participate in the Title IV Programs. Among other things, in order to participate in the Title IV Programs, each school must be accredited by an accrediting agency recognized by the DOE, legally authorized to provide postsecondary educational programs in the state in which it is physically located, and certified by the DOE as part of an eligible institution. These approvals, accreditations, and certifications must typically be renewed from time to time with the applicable agencies.

Consequently, each of our schools is subject to the extensive requirements of the HEA and the regulations promulgated by the DOE, as well as to the separate requirements of its respective state licensing and accrediting agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure. Any failure to comply with the HEA or DOE regulations could be the basis for the initiation by the DOE of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or the imposition of monetary liabilities or other sanctions. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances or whether each of our schools will be able to comply with all of the requirements in the future. Because a majority of our students pay their tuition with financial assistance from the Title IV Programs, the continued eligibility to participate in these programs is critical to the success of our schools. Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

Compliance Reviews

Because our schools operate in a highly regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits of federal and state governmental agencies, present and former students and employees and other third parties who may allege violations of any regulatory requirements applicable to our schools. Among other entities, the DOE has announced that it intends to increase the number of program reviews it will conduct, which increases the possibility that one or more of our institutions may be subject to a program review. If the results of any such reviews or claims by the DOE or other individuals or entities are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal funding or other sanctions. If the results of any such reviews or claims by the DOE or other individuals or entities are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal funding or other sanctions. Even if we adequately address issues raised by any such claims or actions, we may have to devote significant financial and management resources to do so. In addition, claims that we failed to comply with applicable rules, even if without basis, could lead to adverse publicity about our schools, which could adversely affect our schools' results of operations and financial condition.

Administrative Capability

Regulations adopted by the DOE specify criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. These criteria require, among other things, that the institution:

  comply with all applicable federal student financial aid regulations;

  have capable and sufficient personnel to administer the federal student financial aid programs;

  have acceptable methods of defining and measuring the satisfactory academic progress of its students;

  provide financial aid counseling to its students; and

  submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, or any other of the legal and regulatory requirements of Title IV Programs, the DOE may:

  require the repayment of federal student financial aid funds improperly disbursed;

  transfer the institution from the "advance" system of payment of federal student financial aid funds to the "reimbursement" system of payment or "cash monitoring; "

  place the institution on provisional certification status; or

  commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If one or more of our schools loses or is limited in its access to, or is required to repay, federal student financial aid funds due to a failure to demonstrate administrative capability or to comply with other requirements of Title IV Programs, our schools business could be materially adversely affected.

State Regulation and Accreditation

Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. Our schools also must be legally authorized to offer postsecondary educational programs of instruction in the states in which they are physically located in order to participate in the Title IV Programs. Our schools also must be accredited by an accrediting agency recognized by the DOE. State laws vary from state to state, but, generally, require schools to meet tests relating to financial matters, administrative capabilities, educational criteria, the rates at which students complete their programs and the rates at which students are placed into employment.

The New DOE Regulations amend the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. However, under the final regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

One of the criteria for accreditation is based on the ability of a school's graduates to obtain employment in their fields. The programs at our schools require our graduates to obtain a license in almost every state in order to perform the services for which they received their training. Failure to so obtain licenses would prevent students from working in their fields of study which could, if this were to occur to a significant number of our graduates, among other things, have an adverse impact on our operations as a whole.

Any failure of one of our schools to maintain state authorization or its accreditation would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs, which could have a material adverse effect on our results of operations and financial condition.

Impact of Adverse Industry Activities

In recent years, the operations of a number of companies in the for-profit post-secondary education industry have been subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing resulted in investigations by Congress, federal and state law enforcement agencies and others. These allegations, reviews and investigations of other companies and the accompanying adverse publicity could have a negative impact on the post-secondary education industry as a whole, and our schools' business.

Change in Control Risks

Our growth strategy with respect to our schools includes consideration of acquisitions that we believe would be beneficial to us, such as our acquisitions in recent years of UCMT and CCMT. In addition to the risks applicable to all acquisitions, such as the risk of our inability to successfully integrate the acquired business with our existing operations, any proposed acquisition of an institution that participates in federal student financial aid programs requires that we seek approval from the DOE and applicable state agencies and accrediting authorities. A change of ownership or control of an institution can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. The institution must also obtain final change of ownership approvals from the state licensing agencies and the accrediting authorities, as well as the DOE. If we are unable to obtain approvals from state agencies, accrediting agencies or the DOE for any institution we propose to acquire, the acquired schools would not be permitted to participate in federal student financial aid programs. Such failure could have a material adverse effect on the schools to be acquired and on our schools operations in general.

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

New DOE Regulations

In October 2010, the New DOE Regulations were issued. Among other areas covered are the following:  incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour, verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV funds.  We do not yet know the extent to which the final rules will impact our operations, as we are in the process of reviewing the final regulations, but the implementation of the final rules could, among other things, limit our ability to grow our schools business, as well as adversely affect the ability of our students and educational programs to remain eligible to participate in Title IV Programs, which could have a material adverse effect on the results of operations and financial condition of our schools.

The DOE is expected to issue additional final rules soon with a general effective date of July 1, 2012 regarding gainful employment by program graduates in a recognized occupation, which rules would require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV Program funding.  Under the proposed DOE regulations, each program would be required to achieve threshold rates with respect to federal loan repayment and with respect to the relationship between student debt and the income that enrollees earn after program completion.  Programs that fail to achieve threshold rates may be subject to loss of Title IV eligibility, restrictions on Title IV enrollment, requirements to submit employer affirmations of program acceptability and projected job vacancies and/or requirements to provide debt warnings and disclosures to current and prospective students.  The implementation of the proposed regulatory changes, or other changes the DOE may propose and implement, could, among other things, adversely affect the ability of our students and educational programs to remain eligible to participate in Title IV Programs, which could have a material adverse effect on the results of operations and financial condition of our schools.

"90/10 Rule"

Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs. The HEA currently includes relief from the 90/10 impact of increases in the amount of certain Title IV loans students may borrow. If this relief is not extended beyond its current June 30, 2011 expiration date, we expect our institutions' 90/10 rates would increase, which would adversely affect our ability to comply with the 90/10 Rule.

Financial Ratios

An institution participating in the Title IV Programs must comply with certain measures of financial responsibility under DOE regulations. Among other things, an institution must achieve an acceptable composite score, which is calculated by combining the results of three separate financial ratios. If an institution's composite score is below the minimum requirement, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under certain "zone alternative" requirements, including additional monitoring procedures and the heightened cash monitoring or the reimbursement methods of payment (the latter method would require the school to cover the costs of a student's enrollment and then seek reimbursement of such costs from the DOE). If an institution's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV Programs and may be subject to zone alternative and other requirements.

While currently none of our schools is required to post such DOE letter of credit or accept such other conditions, if our schools fail to satisfy the applicable standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in federal student financial aid programs, could adversely affect the results of operations of our schools.

Default Rates

Our institutions (including their main campuses and all additional locations) could lose their eligibility to participate in some or all of the federal student financial aid programs if their cohort default rates fail to remain below statutory and regulatory benchmarks. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment on a FFEL or Direct Loan during the fiscal year and default on the loan on or before the end of the next fiscal year. An institution may lose its eligibility to participate in some or all Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department.

Under recent changes to the HEA, the DOE will begin calculating "3-year" cohort default rates beginning with the rate for the 2009 fiscal year, which is expected to be published in 2012. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of fiscal year or the subsequent two fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%.

The continuing economic slowdown could have an adverse impact on the ability of students to make repayments, thus increasing our schools' default rates. If any of our schools were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on the results of operations and financial condition of our schools.

Impermissible Recruiting, Admissions or Financial Aid Payments

Schools participating in Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Moreover, the New DOE Regulations will eliminate all 12 safe harbors and thereby reduce the scope of permissible payments under the rule and expand the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future and will enforce the incentive compensation rule as written. We cannot predict how the DOE will interpret the rule, but, in any event, we will have to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications could affect our ability to appropriately compensate and retain our admissions representatives and other officers and employees and could affect our enrollments, either of which could have a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse effect on our schools' results of operations and financial condition.

Levels of Funding for Title IV Programs

The Title IV Programs, under which most of our schools' students receive federal student financial assistance, are subject to political and budgetary considerations. The HEA, which authorizes the Title IV Programs, is subject to reauthorization and was last reauthorized through September 30, 2014, but is subject to amendment at anytime by Congress. In addition, funding is subject to annual appropriations bills and other laws. Administration of these programs is periodically reviewed by various regulatory agencies. Accordingly, there is no assurance that funding for the Title IV Programs will be maintained at current levels. In addition, the DOE could take regulatory actions that could require us to adjust our practices or could limit or impact our Title IV eligibility. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on our business, results of operations and financial condition because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV Program funds.

Government Regulation - Products

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. To the extent that the packaging or promotional materials for our products are deemed to be making claims of medical efficacy, this could result in closer scrutiny by regulatory authorities. If government regulators were to determine that any of our products were being sold through exaggerated claims of medical efficacy, among other things, sales of such products in the United States could be barred. The contents of our products that are sold in the United States also are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, designed to protect consumers or the environment, could increase the cost of, or otherwise materially adversely affect, the advertising, manufacturing and packaging of our products and can subject us to liability in private civil lawsuits. Our products are also subject to rules relating to importation and sales in a number of the countries where we sell our products. These regulations require us to expend resources related to compliance with these rules in order to be able to import and/or sell our products in those countries.

Government Regulation - Maritime

New rules currently proposed by the International Labour Organization under the Consolidated Maritime Labour Convention add requirements as to the hiring, training and hours of work and compensation of shipboard employees. It is anticipated that these rules will become effective in 2012. These new rules, if adopted in their current form, could significantly increase our expenses associated with our shipboard employees, although the amount of such increase is not determinable at this time since the legislation has not yet been published to enable us to determine the impact of compliance.

In addition, many of the cruise ships we serve call on U.S. ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

Government Regulation - Land-Based Spas

Our land-based spa operations are subject to applicable regulations in the locations where such operations are conducted, which requires our businesses and the individuals providing the services to be licensed. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for employees at our land-based spas. In addition, a number of countries have complex regulations related to importation of products, including our products, that we use or sell at our spas. Compliance with those regulations can be time-consuming and expensive. To the extent we would only be operating one spa in a country which has such a regulatory scheme, unless it was to be a very large spa, it may not be economically viable for us to use and sell our products at that spa. In such a case, locally available products of suitable quality may not be available to us on economically beneficial terms or at all as a replacement for our products. Accordingly, such product importation regulations could preclude us from operating spas in one or more countries where we otherwise believe such operations could be beneficial for us.

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to liability, including product liability, if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. Guests at our spa facilities also could be injured, among other things, in connection with their use of our fitness equipment, sauna facilities or other facilities. If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us.

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

As the types of services we offer increase, such as the additions of acupuncture, teeth whitening and medi-spa services, the potential for claims against us also could increase. We self-insure potential claims regarding certain of our medi-spa services.

High visibility claims also could cause us to receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially adversely affected in such cases.

The Current Financial Environment Could Put Our Cash at Risk

We maintain our cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits and similar limits in foreign jurisdictions. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Our Credit Facility Financing Could Restrict Our Activities

In 2009, we entered into a new credit facility in connection with our acquisition of Bliss Inc. That agreement contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants would remain applicable even when there are no amounts outstanding under the credit facility.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of such a default, the outstanding principal, together with all accrued interest under our credit facility will, at the option of our lenders, become immediately due and payable. Substantially all of our assets are subject to a security interest in favor of the lenders under our credit facility. If we were unable to repay amounts that become due under the credit facility when such repayment is due, our lenders could proceed against the collateral granted to them to secure that indebtedness and/or accelerate the due date of our indebtedness, either of which actions could materially adversely affect our business and operations.

Need for Growth in Product Sales and Risk Relating to Retail Rollouts

In order for us to grow, we need to find additional sources of revenue. In addition to our acquisition of Bliss Inc. and other acquisitions, we continue to place emphasis on growth in sales of our principal existing product line, Elemis, and, since 2010, Bliss and Remède, apart from sales on cruise ships and at our land-based spas. While we believe that our Elemis and Bliss day spas assist us in our efforts to increase sales of those products, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are few in number and located in limited geographic areas.

In recent years, in the British Isles and the United States, we have been selling our Elemis products in dedicated areas of well-known department stores and other retail establishments. Bliss and Remède products are also sold in well-known department stores. From time to time in the future we may announce additional agreements with retail venues to operate such dedicated sales areas for our products. Those agreements may be in a non-written form and may otherwise not be formal commitments. Accordingly, even if we announce our intention to commence retail product sale operations at certain venues, we cannot provide assurance that, in fact, such operations will be effectuated in all instances.

Our ability to grow our product sales, in addition to the challenges of competition described above, may be adversely affected by economic conditions. The economic slowdown experienced in recent years with respect to U.S. and other world economies, including a significant reduction in consumer spending, which improved in 2010, including the impact on consumers of higher fuel costs and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on our products. This adversely affected our results of operations during 2008, 2009 and, to a lesser extent, 2010. A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced in early 2011 could have a material adverse effect on our retail product sales for the balance of 2011 and thereafter during any such recurrence, continuation or worsening.

Need to Expand our Services

The demands of consumers with respect to spa services and products continue to evolve. Among other things, there is a continuing trend to add services at spa facilities similar to those traditionally provided in medical facilities, including services relating to skin care. In order for us to maintain our base of customers and expand our spa business, we must continue to expand our menu of services to keep up with these demands, as we have done in recent years by offering teeth whitening, acupuncture and medi-spa services. These services, as well as other services that consumers may demand, may enhance our exposure to liability for injuries to our customers, including as a result of our inability to obtain insurance for some of the treatments. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs. We also cannot assure you that we will be able to continue to expand our spa services sufficiently to keep up with consumer demand.

Our Business Could be Adversely Affected if We are Unable to Successfully Protect Our Trademarks or Obtain new Trademarks

The market for our services and, particularly, our products depends to a significant extent upon the value associated with our brand names. Although we take appropriate steps to protect our brand names, in the future, we may not be successful in asserting trademark protection in connection with our efforts to grow our business or otherwise due to the nature of certain of our marks or for other reasons. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial.

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

Certain of our product formulations are not protectable under applicable intellectual property law. Accordingly, we cannot provide assurance that competitors of ours will not produce products similar to ours.

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

Two of our directors reside outside the United States and as a result, it may not be possible to affect service of process within the United States upon such persons. A substantial portion of our assets and the assets of those persons are located outside the United States. It also may not be possible to enforce against them or Steiner Leisure judgments obtained in United States courts based on the civil liability provisions of the United States or the federal securities laws. In the opinion of Harry B. Sands, Lobosky and Company, our Bahamas counsel:

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of ingredients and of our products in U.K. Pounds Sterling and Euros, the weakness in recent years of the U.S. Dollar against those currencies has adversely affected our results of operations. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results, but during 2009, 2010 and early 2011, again weakened against the U.K. Pound Sterling and the Euro. To the extent that the U.K. Pound Sterling or the Euro continues to become stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

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

  general economic or market conditions, such as the economic slowdown experienced in recent years;
  the depth and liquidity of the trading market for our common shares;
  quarterly variations in our actual or anticipated operating results;
  changes in recommendations or estimates of our earnings or earnings in the cruise, travel, leisure and education industries by analysts;
  market conditions in the cruise, travel, leisure and education industries;
  announcements or activities by our competitors; and
  the market price of shares of our cruise line or land-based customers.

Any such event could result in a material decline in the price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

We maintain a product production, packaging, warehousing and distribution facility in England and a warehouse and shipping facility in Ft. Lauderdale, Florida for our Elemis and La Thérapie products and certain other products (we use third party production, warehousing and shipping facilities for our Bliss and Remède products). We have a facility in Bali, Indonesia where we produce face and body care-related products and pack and label goods from third party suppliers for shipment to certain of our spas.

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

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. We are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter. Should we be found liable in this matter, and the amount of any such liability exceeds the limits of our applicable insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares and Related Matters

Our common shares are traded on the Nasdaq Global Select Stock Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Global Select Stock Market.

2010	High	Low
First Quarter	$45.71	$36.81
Second Quarter	48.74	37.84
Third Quarter	44.86	33.47
Fourth Quarter	47.79	36.63

2009	High	Low
First Quarter	$30.02	$18.51
Second Quarter	33.61	23.90
Third Quarter	37.44	26.51
Fourth Quarter	42.47	33.80

As of February 24, 2011, there were 12 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of March 4, 2011, there were 4,437 beneficial owners of our common shares.

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

Dividends and other distributions from Bahamas IBCs, such as Steiner Leisure and its Bahamas IBC subsidiaries, are not subject to exchange control approval by the Central Bank of The Bahamas except for those payable to residents of The Bahamas. In all other material respects, the exchange control regulations do not apply to IBCs whose operations are exclusively carried on outside The Bahamas, such as Steiner Transocean Limited, our principal subsidiary. We cannot assure you that this exemption for IBCs will continue indefinitely, or for any particular length of time in the future.

The information required by Item 201(d) of Regulation S-K will be set forth in the Company's proxy statement for the Company's 2011 annual meeting of shareholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2010. All of these shares represent shares surrendered by our employees in connection with the vesting of restricted shares and no share purchases were pursuant to any share repurchase plans of Steiner Leisure. We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations arising upon the vesting of such restricted shares.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2010 through October 31, 2010	--	$--	--	$47,510,694
November 1, 2010 through November 30, 2010	31,774	42.38	--	47,510,694
December 1, 2010 through December 31, 2010	29,020	42.21	--	47,510,694
Total	60,794	$42.30	--	$47,510,694

(1)  No shares were purchased during the fourth quarter of 2010 pursuant to any repurchase plan of the Company. The Company's only repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The current plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $52,489,306 of our common shares have been purchased to date.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (U.S. and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2005, and ending December 31, 2010.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2005 in our common shares at a per share price of $35.56, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

	12/05	12/06	12/07	12/08	12/09	12/10

Steiner Leisure Limited	100.00	127.95	124.18	83.01	111.81	131.33
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Dow Jones US Travel & Leisure	100.00	122.44	120.72	78.31	102.57	145.02

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2010. The balance sheet data as of December 31, 2010 and 2009 and the statement of income data for the years ended December 31, 2010, 2009 and 2008 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2008, 2007 and 2006 and the statement of income data for the years ended December 31, 2007 and 2006 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2010(1)(2)(3)	2009(1)(2)(3)	2008(1)(2)	2007(1)	2006(1)
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues:
Services	$410,857	$343,545	$360,819	$351,503	$317,731
Products	209,528	147,032	179,950	177,717	152,411
Total revenues	620,385	490,577	540,769	529,220	470,142
Cost of revenues:
Cost of services	335,118	277,371	294,908	283,596	253,772
Cost of products	140,956	106,817	119,005	127,045	110,744
Total cost of revenues	476,074	384,188	413,913	410,641	364,516
Gross profit	144,311	106,389	126,856	118,579	105,626
Operating expenses:
Administrative	36,133	25,032	34,630	33,080	26,260
Salary and payroll taxes	53,325	38,218	42,029	37,816	32,844
Total operating expenses	89,458	63,250	76,659	70,896	59,104
Income from operations	54,853	43,139	50,197	47,683	46,522
Other income (expense):
Interest expense	(3,388)	(349)	(269)	(367)	(287)
Other income	151	216	463	1,595	1,933
Total other income (expense)	(3,237)	(133)	194	1,228	1,646
Income from continuing operations before provision for income taxes and discontinued operations	51,616	43,006	50,391	48,911	48,168
Provision for income taxes	7,293	5,014	4,509	4,214	2,248
Income from continuing operations before discontinued operations	44,323	37,992	45,882	44,697	45,920
Income from discontinued operations, net of taxes	--	--	--	--	225
Net income	$44,323	$37,992	$45,882	$44,697	$46,145

Earnings per common share
Income per share-basic:
Income before discontinued operations	$2.99	$2.61	$3.01	$2.69	$2.68
Income from discontinued operations	--	--	--	--	0.01

	$2.99	$2.61	$3.01	$2.69	$2.69
Income per share-diluted:
Income before discontinued operations	$2.94	$2.56	$2.96	$2.63	$2.60
Income from discontinued operations	--	--	--	--	0.01

	$2.94	$2.56	$2.96	$2.63	$2.61

Basic weighted average shares outstanding	14,832	14,577	15,253	16,626	17,134
Diluted weighted average shares outstanding	15,069	14,764	15,433	16,990	17,596

BALANCE SHEET DATA:
Working capital	$77,706	$43,549	$35,475	$40,319	$43,888
Total assets	400,895	382,378	250,035	272,211	257,770
Long-term debt, net of current portion	20,000	45,500	--	--	--
Shareholders' equity	264,805	217,127	169,083	182,975	183,626

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto starting on page F-1 of this Annual Report on Form 10-K.

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our business through three reportable segments: Spa Operations, Products and Schools.

On December 31, 2009, Steiner Leisure acquired all of the stock of Bliss Inc. from Starwood. Bliss Inc. is a spa and skincare company with urban hotel and land-based spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, Ulta and Sephora stores and other domestic and international retail locations, as well as QVC. The purchase price for Bliss Inc. was $100 million in cash less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at land-based spas. In connection with these services, we have assisted in the design of facilities for many of the ships and land-based venues that we serve. We conduct our activities pursuant to agreements with cruise lines and owners of our land-based venues that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and land-based venue owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both. As of February 11, 2011, we provided our spa services on 151 ships and at a total of 64 hotel spas located in the United States, the Caribbean, Asia, the Pacific and other locations, and at our day spas in New York City (two spas), Coral Gables, London and Singapore.

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, Remède and Laboratoire Remède brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through third-party outlets and our catalogs and websites. We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products.

Through our Schools segment, we own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. As of February 11, 2011, there were a total of 4,495 students attending our schools. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the DOE's Title IV Programs and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. The New DOE Regulations will increase our regulatory compliance obligations, although the full extent of the effect on our business cannot yet be determined.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, including a significant reduction in consumer spending, which began in 2008, but improved in 2010, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of periodic high fuel costs has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs, as well as the travel costs of prospective guests of our shipboard and land-based spas. While the high fuel costs of the first half of 2008 softened beginning in the second half of the year, fuel costs have increased in early 2011. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products, although this improved in 2010. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008, 2009 and, to a lesser extent, 2010 were adversely affected. A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced in early 2011 could have a material adverse effect on our product sales for the balance of 2011 and thereafter during any such recurrence, continuation or worsening.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the ingredients and manufacturing of many of our products in U.K. Pounds Sterling and Euros. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results, but during 2009, 2010 and early 2011, again weakened against the U.K. Pound Sterling. To the extent that the U.K. Pound Sterling or the Euro continues to become stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

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

Weather also can impact our results. The multiple destructive hurricanes that hit the Southern United States and other regions several years ago caused cancellation or disruption of certain cruises and the closure of certain of our hotel spas and campuses of our massage and beauty schools, which had adverse effects on us. We also experience, almost every year, days of severe winter weather that causes us to close one or more campuses of our schools and some of our spas for, in some instances, up to several days at a time, including as has occurred during the winter of 2010 - 2011.

Historically, a significant portion of our operations has been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions. Our acquisitions in recent years of school operations and Bliss Inc. consist of land-based operations whose sales primarily are in the United States. This has resulted in an increase in the percentage of our overall income that is subject to tax. To the extent that our non-shipboard income continues to increase as a percentage of our overall income, the percentage of our overall income that will be subject to tax would continue to increase.

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

Key Performance Indicators

Spa Operations. A measure of performance we have used in connection with our periodic financial disclosure relating to our cruise line operations is that of revenue per staff per day. In using that measure, we have differentiated between our revenue per staff per day on ships with large spas and other ships we serve. Our revenue per staff per day has been affected by the continuing requirement that we place additional non-revenue producing staff on ships with large spas to help maintain a high quality guest experience. We also utilize, as a measure of performance for our cruise line operations, our average revenue per week. We use these measures of performance because they assist us in determining the productivity of our staff, which we believe is a critical element of our operations. With respect to our land-based spas, we measure our performance primarily through average weekly revenue over applicable periods of time.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-1. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will be consistent with those estimates.

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs and increases in fuel costs. Certain cruise line and land-based spa agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual payments over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and land-based spa venue owners that replace expiring agreements.

Cost of products includes the cost of products sold through our various methods of distribution. To a lesser extent, cost of products also includes the cost of products consumed in rendering services. This amount is not a material component of the cost of services rendered and would not be practicable to identify separately.

Operating expenses include administrative expenses, salary and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to our acquisitions of hotel spas in 2001, UCMT in April 2006; CCMT in August 2008; and Bliss Inc. in December 2009.

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

Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition that a certificate will never be redeemed, referred to as "breakage." We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will be subject to breakage. In the fourth quarter of 2009, we began using the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded pro rata over the time period gift cards are actually redeemed and breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of income for the year ended December 31, 2010 and 2009. As a result of our commencing to use the redemption recognition method, we accounted for this breakage prospectively from the fourth quarter of 2009. Accordingly, during the fourth quarter of 2009, we recorded an increase to revenues of approximately $1.3 million.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of December 31, 2010, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2010, we had goodwill of $114.9 million and unamortized intangibles of $26.9 million.

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

We review the carrying value of goodwill and indefinite lived intangible assets of each of our reporting units on an annual basis as of each January 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. We consider our Maritime, Land-Based Spas, Product Distribution, Training and Schools segments to be individual reporting units which are also individual operating segments of the Company. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.

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

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what other industry members would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year ended December 31, 2010, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2010.

As of January 1, 2010 and 2011, we reviewed the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $37.0 million as of December 31, 2010, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In September 2009, revenue recognition multiple-deliverable revenue arrangements guidance was modified to provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Management believes that the adoption of this guidance will not be determined to have had a material impact on our consolidated financial condition, results of operations, and disclosures upon adoption as of January 1, 2011.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2010	2009	2008
Revenues:
Services	66.2%	70.0%	66.7%
Products	33.8	30.0	33.3
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.0	56.5	54.5
Cost of products	22.7	21.8	22.0
Total cost of revenues	76.7	78.3	76.5
Gross profit	23.3	21.7	23.5
Operating expenses:
Administrative	5.8	5.1	6.4
Salary and payroll taxes	8.6	7.8	7.8
Total operating expenses	14.4	12.9	14.2
Income from operations	8.9	8.8	9.3
Other income (expense), net:
Interest expense	(0.6)	(0.1)	--
Other income	--	--	--
Total other income (expense), net	(0.6)	(0.1)	--
Income from operations before provision for income taxes	8.3	8.7	9.3
Provision for income taxes	1.2	1.0	0.8
Net income	7.1%	7.7%	8.5%

2010 Compared to 2009

Revenues. Revenues of our reportable segments for the years ended December 31, 2010 and 2009, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
Revenue:	2010	2009
Spa Operations Segment	$445,164	$368,095	20.9%
Products Segment	133,072	83,251	59.8%
Schools Segment	66,630	61,612	8.1%
Other	(24,481)	(22,381)	N/A
Total	$620,385	$490,577	26.5%

Total revenues increased approximately 26.5%, or $129.8 million, to $620.4 million in 2010 from $490.6 million in 2009. Of this increase, $67.3 million was attributable to an increase in services revenues and $62.5 million was attributable to an increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 20.9%, or $77.1 million, to $445.2 million in 2010 from $368.1 million in 2009. Average weekly revenues for our land-based spas increased 28.1% to $27,710 in 2010 from $21,630 in 2009. This increase was primarily attributable to the acquisition of Bliss Inc. in December 2009. We had an average of 2,242 shipboard staff members in service in 2010 compared to an average of 2,080 shipboard staff members in service in 2009. Revenues per shipboard staff per day increased by 3.4% to $422 in 2010 from $408 in 2009. Average weekly revenues for our shipboard spas increased by 7.8% to $51,680 in 2010 from $47,920 in 2009. Excluding the acquisition of Bliss Inc., the increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 59.8%, or $49.8 million to $133.1 million in 2010 from $83.3 million in 2009. This increase was primarily attributable to the acquisition of Bliss Inc. in December 2009. Excluding the acquisition of Bliss Inc., the increase was primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 8.1%, or $5.0 million to $66.6 million in 2010 from $61.6 million in 2009. The increase in revenues was primarily attributable to increased new student enrollments and otherwise increased student populations at our schools.

Cost of Services. Cost of services increased $57.7 million to $335.1 million in 2010 from $277.4 million in 2009. Cost of services as a percentage of services revenue increased to 81.6% in 2010 from 80.7% in 2009. This increase was primarily due to the weak performance of our land-based spas, which was partially offset by the improved performance of our Schools segment.

Cost of Products. Cost of products increased $34.2 million to $141.0 million in 2010 from $106.8 million in 2009. Cost of products as a percentage of products revenue decreased to 67.3% in 2010 from 72.6% in 2009. This decrease was primarily related to our purchase of Bliss Inc. and increased sales of higher margin products.

Operating Expenses. Operating expenses increased $26.2 million to $89.5 million in 2010 from $63.3 million in 2009. Operating expenses as a percentage of revenues increased to 14.4% in 2010 from 12.9% in 2009. This increase was primarily attributable to our purchase of Bliss Inc.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2010 and 2009, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
Income from Operations:	2010	2009
Spa Operations Segment	$31,335	$28,949	8.2%
Products Segment	10,187	6,926	47.1%
Schools Segment	15,963	12,768	25.0%
Other	(2,632)	(5,504)	N/A
Total	$54,853	$43,139	27.2%

The increase in operating income in our Spa Operations and Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our services and products. The increase in the operating income in the Schools segment was attributable to increased new enrollments and otherwise increased student populations.

Other Income (Expense), Net. Other income (expense), net decreased $3.1 million to expense of ($3.2 million) in 2010 from expense of ($0.1 million) in 2009. This decrease was primarily attributable to increased interest expense as a result of the debt we incurred in connection with the acquisition of Bliss Inc.

Provision for Income Taxes. Provision for income taxes increased $2.3 million to expense of $7.3 million in 2010 from expense of $5.0 million in 2009. Provision for income taxes increased to an overall effective rate of 14.1% in 2010 from 11.7% in 2009. This increase was due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income we earned in 2010 than such income represented in 2009, a charge of $0.4 million relating to tax planning for a foreign subsidiary and an increase in deferred income tax expense attributed to the acquisition of Bliss Inc.

2009 Compared to 2008

Revenues. Revenues of our reportable segments for the years ended December 31, 2009 and 2008, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
Revenue:	2009	2008
Spa Operations Segment	$368,095	$417,112	(11.8%)
Products Segment	83,251	96,269	(13.5%)
Schools Segment	61,612	50,576	21.8%
Other	(22,381)	(23,188)	N/A
Total	$490,577	$540,769	(9.3%)

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

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2009 and 2008, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
Income from Operations:	2009	2008
Spa Operations Segment	$28,949	$32,764	(11.6)%
Products Segment	6,926	5,598	23.7%
Schools Segment	12,768	4,677	173.0%
Other	(5,504)	7,158	N/A
Total	$43,139	$50,197	(14.1)%

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

Other Income (Expense), Net. Other income (expense), net decreased $0.3 million to expense of $0.1 million in 2009 from income of $0.2 million in 2008. This decrease was primarily attributable to a reduction in interest income due to lower interest rates applicable to our interest-earning cash in 2009 compared to 2008 and increased interest expense as a result of the debt we incurred in connection with our acquisition of Bliss Inc.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2010 and 2009 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in the third quarter generally being the strongest quarter for us. During 2010, the fourth quarter was our strongest, influenced by the results of our Products segment. Our product sales generally are strongest in the third and fourth quarters as a result of the December holiday shopping period. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2010				Fiscal Year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$145,971	$150,996	$161,144	$162,274	$117,147	$117,626	$130,864	$124,940
Gross profit	35,292	34,348	36,002	38,669	24,635	21,681	30,855	29,218
Administrative, salary and payroll taxes	23,307	22,112	21,106	22,933	15,927	12,489	18,445	16,389
Net income	9,657	9,960	11,751	12,955	7,943	8,329	10,811	10,909
Basic earnings per share	$0.65	$0.67	$0.79	$0.87	$0.55	$0.57	$0.74	$0.75
Diluted earnings per share	$0.64	$0.66	$0.78	$0.86	$0.54	$0.56	$0.73	$0.73
As a Percentage of Revenues:
Gross profit	24.2%	22.7%	22.3%	23.8%	21.0%	18.4%	23.6%	23.4%
Administrative, salary and payroll taxes	16.0%	14.6%	13.1%	14.1%	13.6%	10.6%	14.1%	13.1%
Net income (1)	6.6%	6.6%	7.3%	8.0%	6.8%	7.1%	8.3%	8.7%

_____________________

(1)        The fourth quarter of 2009 includes a $1.3 million increase to revenues and net income as we began recognizing breakage related to gift certificates using the redemption recognition method.

Liquidity and Capital Resources

Liquidity is defined as the ability to convert assets into cash or to obtain cash.  Our primary sources of liquidity have been cash flows generated from operating activities and, in connection with major acquisitions, financing provided by our revolving credit facility and its predecessor facilities.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months.  However, if the softening in the overall economy and the leisure industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.  In addition, depending on the longevity and ultimate severity of the softness of the global economy, including financial and credit markets, our ability to grow or sustain our business operations may be significantly adversely affected.  Also, as a result of concerns about the general stability of financial markets, the cost of obtaining money from the credit markets has increased, as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to existing debt or at all, and reduced and, in some cases, ceased to provide any new funding.  Accordingly, we cannot be certain that funding in excess of that available through our working capital and current credit agreement will be available to the extent required and on acceptable terms.  If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, consummate acquisitions or otherwise take advantage of business opportunities, respond to competitive pressures or refinance any debt obligations that we may incur, any of which could have a material adverse effect on our results of operations and financial condition.

Sources and Uses of Cash

During the year ended December 31, 2010, net cash provided by operating activities was $51.8 million compared with $65.0 million for the year ended December 31, 2009. This decrease was primarily attributable to changes in working capital, including increases in inventory and accounts receivable.

During the year ended December 31, 2010, net cash used in investing activities was $3.1 million compared with $92.5 million for the year ended December 31, 2009. This net decrease was primarily attributed to our acquisition of Bliss Inc. in December 2009.

During the year ended December 31, 2010, cash used in financing activities was $40.3 million, compared with $49.9 million of cash provided by financing activities for the year ended December 31, 2009. Included in the 2010 amount is cash used to purchase approximately $6.6 million of our shares, compared with $2.7 million used to purchase our shares in 2009. The payments in 2009 to purchase shares were offset by $60.5 million of proceeds received from borrowings incurred in connection with the acquisition of Bliss Inc. During 2010, we made payments for long-term debt of $35.5 million.

We had working capital of approximately $77.7 million at December 31, 2010, compared to working capital of approximately $43.5 million at December 31, 2009.

In February 2008, our Board approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated our prior share repurchase plan. During 2009, we purchased 79,000 of our shares for a total of approximately $2.7 million. These shares were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations. These shares were purchased outside our repurchase plan. During 2010, we purchased 167,000 of our shares for a total of approximately $6.6 million. Approximately 92,000 of these shares, with a value of approximately $3.9 million, were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations. These surrendered shares were purchased outside our repurchase plan. All of these purchases were funded from our working capital. As of February 11, 2011, there remained approximately $47.5 million authorized for purchase under our share repurchase plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

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

In December 2010, we entered into a lease agreement with Tropicana Las Vegas Hotel and Casino, to be the exclusive operator of the spa facility at the renovated and expanded Tropicana Las Vegas. We will contribute up to $5.2 million toward the construction of the spa facility. The spa is expected to open in the summer of 2011.

In January 2011, we completed the acquisition of the assets of The Onboard Spa Company Limited ("Onboard"). Onboard provides spa services and sells spa products on a number of cruise lines. In connection with this transaction, the principal owners of Onboard entered into consulting and non-competition agreements with us. The purchase price of this acquisition was $4.5 million, including contingent consideration.

Financing Activities

In connection with the acquisition of Bliss Inc., in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing October 30, 2012. The delayed draw term loan was fully funded at the closing of the Bliss acquisition.  Extensions of credit under the Credit Facility were, and will in the future be used (i) to pay certain fees and expenses associated with the Bliss acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaces our 2007 credit facility, which has been terminated. As of December 31, 2010 and February 11, 2011, there was $60.0 million available under the revolving credit facility.  As of December 31, 2010 and February 11, 2011, there was $25.0 million outstanding under the term loan facility.  Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based upon the Company's financial performance. At December 31, 2010 and February 11, 2011, our borrowing rate was 3.76% in both periods. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2010 and February 11, 2011, respectively, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

The following summarizes our significant contractual obligations and commitments as of December 31, 2010:

	Payment Due by Period (in thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$89,562	$78,762	$3,600	$3,600	$3,600	$--	$--
Operating leases (2)	83,769	14,919	14,159	12,989	11,928	10,436	19,338
Employment agreements	5,233	2,983	1,528	722	--	--	--
Spa build-outs	5,200	5,200	--	--	--	--	--
Long-term debt	25,000	5,000	20,000	--	--	--	--
Debt interest (3)	1,559	1,053	506	--	--	--	--
Total	$210,323	$107,917	$39,793	$17,311	$15,528	$10,436	$19,338

(1)  These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2)  Included herein are the minimum guaranteed payment obligations under certain of our hotel spa leases.
(3)  Debt interest is calculated using the prevailing rates as of December 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in those years, though less so in 2010. Recurrence of the more severe aspects of the recent adverse economic conditions in North America and elsewhere and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition during the period of such recurrence.

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

    the economic slowdown experienced in recent years, including a significant reduction in consumer spending, which improved in 2010, and related disruptions to capital and credit markets in North America and elsewhere that have reduced the number of customers on cruise ships and at land-based venues and have reduced consumer demand for our services and our products;

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

    increased fuel costs contributing to the economic weakness and increasing our costs of product delivery and employee travel expenses;

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

    risks relating to the operation of our schools, including student enrollment and retention and faculty retention;

    the risk that increases in interest rates could result in corresponding increases in cost to certain of our students and to students' ability to timely repay loans, resulting in a negative impact on our schools' ability to participate in Title IV programs and a reduction in the number of students attending our schools;

    the risk, with respect to certain of our campuses that experience severe weather conditions from time to time, that such weather conditions could result in closings of certain of those campuses for days at a time;

    the risk of a protracted economic slowdown on our schools;

    obligations under, and possible changes in, laws and government regulations applicable to us and the industries we serve, including the new DOE regulations that could significantly affect our schools' operations, government regulation of our products and the claims we make about the efficacy of our products, proposed new rules with respect to shipboard employees, increased security requirements for ships we serve that call on U.S. ports, as well as possible challenges to our ability to obtain work permits for employees at our land-based spas;

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, we had $60.0 million available under our credit facility. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $0.1 million.

While our revenues and expenses are primarily represented by U.S. dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the exchange rate of the U.K. Pound Sterling to the U.S. Dollar as of December 31, 2010 would change our results of operations by approximately $0.5 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 10, 2011, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2010. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2010, we will file our definitive proxy statement for our 2011 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following reports and Consolidated Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

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

Credit Agreement dated November 2, 2009 among Steiner U.S. Holdings, Inc. as the Borrower, SunTrust Bank as the Administrative Agent, Bank of America N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and the lenders who are, or may from time to time become, a party thereto[27]

10.30(a)

First Amendment to Credit Agreement dated as of September 22, 2010 among Steiner U.S. Holdings, Inc. as the Borrower, the several banks and other financial institutions and lenders thereto, and SunTrust Bank as the Administrative Agent[28]

10.31	Guaranty and Security Agreement dated November 2, 2009 by and among Steiner Leisure Limited and Certain of its Subsidiaries in Favor of SunTrust Bank as Administrative Agent[27]
10.32	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Leonard I. Fluxman[29]+
10.33	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Stephen Lazarus[29]+
14.1	Amended Steiner Leisure Limited Code of Business Conduct and Ethics[30]
14.2	Amended Steiner Leisure Limited Code of Business Conduct and Ethics (as amended February 24, 2010) [31]
21	List of subsidiaries of Steiner Leisure Limited[32]
23.1	Consent of Ernst & Young LLP[32]
23.2	Consent of Harry B. Sands, Lobosky and Company[32]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[32]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[32]
32.1	Section 1350 Certification of Principal Executive Officer[32]
32.2	Section 1350 Certification of Principal Financial Officer[32]

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

28Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.

29Previously filed with current report on Form 8-K dated February 7, 2011 and incorporated herein by reference.

30Previously filed with current report on Form 8-K dated March 5, 2009 and incorporated herein by reference.

31Previously filed with current report on Form 8-K dated February 25, 2010 and incorporated herein by reference.

32Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2011.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 10, 2011
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2011
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2011
/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2011
/s/ MICHELE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 10, 2011
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 10, 2011
/s/ DENISE DICKINS Denise Dickins	Director	March 10, 2011
/s/ DAVID S. HARRIS David S. Harris	Director	March 10, 2011
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 10, 2011

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

Management evaluated our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm, that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears on page, F-4.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Steiner Leisure Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Steiner Leisure Limited and subsidiaries and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 10, 2011

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)

December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,731	$52,851
Accounts receivable, net	26,683	23,032
Accounts receivable - students, net	19,104	17,664
Inventories	51,908	35,767
Prepaid expenses and other current assets	10,292	12,698
Total current assets	169,718	142,012
PROPERTY AND EQUIPMENT, net	79,157	85,231
GOODWILL	114,943	114,943
OTHER ASSETS:
Intangible assets, net	26,865	27,186
Deferred financing costs, net	1,669	3,045
Other	8,543	9,961
Total other assets	37,077	40,192
Total assets	$400,895	$382,378
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,210	$11,431
Accrued expenses	34,974	34,536
Current portion of long-term debt	5,000	15,000
Current portion of deferred rent	1,072	1,080
Current portion of deferred tuition revenue	22,183	20,692
Gift certificate liability	14,237	12,754
Income taxes payable	2,336	2,970
Total current liabilities	92,012	98,463
DEFERRED INCOME TAX LIABILITIES, NET	12,562	10,570
LONG-TERM DEBT, net of current portion	20,000	45,500
LONG-TERM DEFERRED RENT	10,597	10,134
LONG-TERM DEFERRED TUITION REVENUE	919	584
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,615 shares issued in 2010 and 23,206 shares issued
in 2009	236	232
Additional paid-in capital	150,399	139,575
Accumulated other comprehensive loss	(3,403)	(2,551)
Retained earnings	378,519	334,196
Treasury shares, at cost, 8,076 shares in 2010 and
7,908 shares in 2009	(260,946)	(254,325)
Total shareholders' equity	264,805	217,127
Total liabilities and shareholders' equity	$400,895	$382,378

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Services	$410,857	$343,545	$360,819
Products	209,528	147,032	179,950
Total revenues	620,385	490,577	540,769
COST OF REVENUES:
Cost of services	335,118	277,371	294,908
Cost of products	140,956	106,817	119,005
Total cost of revenues	476,074	384,188	413,913
Gross profit	144,311	106,389	126,856
OPERATING EXPENSES:
Administrative	36,133	25,032	34,630
Salary and payroll taxes	53,325	38,218	42,029
Total operating expenses	89,458	63,250	76,659
Income from operations	54,853	43,139	50,197
OTHER INCOME (EXPENSE), NET:
Interest expense	(3,388)	(349)	(269)
Other income	151	216	463
Total other income (expense), net	(3,237)	(133)	194
Income before provision for income taxes	51,616	43,006	50,391
PROVISION FOR INCOME TAXES	7,293	5,014	4,509
Net income	$44,323	$37,992	$45,882
INCOME PER SHARE:
Basic	$2.99	$2.61	$3.01
Diluted	$2.94	$2.56	$2.96

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2007	22,443	$224	$119,428	$6,721	$250,322	$(193,720)	$182,975
Net income	--	--	--	--	45,882	--	45,882
Foreign currency translation adjustment	--	--	--	(12,696)	--	--	(12,696)
Comprehensive income							33,186
Purchase of treasury shares	--	--	--	--	--	(57,944)	(57,944)
Tax benefit from exercise of stock options	--	--	200	--	--	--	200
Stock-based compensation	--	--	8,562	--	--	--	8,562
Forfeiture of restricted shares of common stock	(1)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	141	2	2,102	--	--	--	2,104

Issuance of restricted common shares	296	3	(3)	--	--	--	--
BALANCE, December 31, 2008	22,879	229	130,289	(5,975)	296,204	(251,664)	169,083
Net income	--	--	--	--	37,992	--	37,992
Foreign currency translation adjustment	--	--	--	3,424	--	--	3,424
Comprehensive income							41,416
Purchase of treasury shares	--	--	--	--	--	(2,661)	(2,661)
Tax benefit from exercise of stock options	--	--	26	--	--	--	26
Stock-based compensation	--	--	8,139	--	--	--	8,139
Forfeiture of restricted shares of common stock	(6)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	61	1	1,123	--	--	--	1,124
Issuance of restricted common shares	272	2	(2)	--	--	--	--
BALANCE, December 31, 2009	23,206	232	139,575	(2,551)	334,196	(254,325)	217,127

(continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008 (CONTINUED)

(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Total
Net income	--	--	--	--	44,323	--	44,323
Foreign currency translation adjustment	--	--	--	(852)	--	--	(852)
Comprehensive income							43,471
Purchase of treasury shares	--	--	--	--	--	(6,621)	(6,621)
Tax benefit from exercise of stock options	--	--	231	--	--	--	231
Stock-based compensation	--	--	8,838	--	--	--	8,838
Forfeiture of restricted shares of common stock	(11)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	85	1	1,758	--	--	--	1,759
Issuance of restricted common shares	335	3	(3)	--	--	--	--
BALANCE, December 31, 2010	23,615	$236	$150,399	$(3,403)	$378,519	$(260,946)	$264,805

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,323	$37,992	$45,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,791	10,801	11,956
Stock-based compensation	8,838	8,139	8,562
Provision for doubtful accounts	921	1,712	2,172
Tax benefit from exercise of stock options	(231)	(26)	(200)
Deferred income tax provision	1,992	1,210	1,141
(Increase) decrease in:
Accounts receivable	(7,149)	3,105	(7,382)
Inventories	(16,522)	(2,556)	5,558
Prepaid expenses and other current assets	(1,532)	389	1,072
Other assets	1,417	(1,184)	4,481
Increase (decrease) in:
Accounts payable	944	(1,085)	(3,421)
Accrued expenses	564	6,162	(4,152)
Income taxes payable	(366)	854	(142)
Deferred tuition revenue	1,826	1,839	587
Deferred rent	455	(758)	(50)
Gift certificate liability	1,483	(1,560)	660
Net cash provided by operating activities	51,754	65,034	66,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,022)	(2,539)	(6,248)
Acquisitions, net of cash acquired	--	(89,967)	(3,778)
Post-closing working capital adjustment related to acquisitions	3,895	--	--
Net cash used in investing activities	(3,127)	(92,506)	(10,026)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(6,621)	$(2,661)	$(57,944)
Proceeds from long-term debt	--	60,500	23,000
Payments for long-term debt	(35,500)	(6,000)	(24,700)
Payments of debt issuance costs	(156)	(3,045)	--
Tax benefit from exercise of stock options	231	26	200
Proceeds from share option exercises	1,759	1,124	2,104
Net cash provided by (used) in financing activities	(40,287)	49,944	(57,340)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	540	(193)	704
NET INCREASE IN CASH
AND CASH EQUIVALENTS	8,880	22,279	62
CASH AND CASH EQUIVALENTS,
Beginning of year	52,851	30,572	30,510
CASH AND CASH EQUIVALENTS,
End of year	$61,731	$52,851	$30,572
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,993	$150	$229

Income taxes	$6,001	$2,550	$3,874

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(1)       ORGANIZATION:

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," the "Company," "we" "us" or "our") is a worldwide provider of spa services. We provide spa services in treatment and fitness facilities located on cruise ships and at hotels and day spas located in the United States, Caribbean, Asia, the Pacific and other locations. We sell our products on board the ships we serve, at our resort and day spas, through third party department stores, wholesale outlets, mail order and through our websites. We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

On December 31, 2009, we acquired all of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). Bliss Inc. is a spa and skincare company with hotel and day spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operated an e-commerce and catalog business and distributes its products through Bloomingdales, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, as well as Sephora stores and other domestic and international retail locations. The purchase price for Bliss Inc. was $100 million in cash less cash acquired and a post-closing working capital adjustment. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively. See Note 4.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation and Basis of Presentation -

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries and are presented in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents included interest-bearing deposits of $11.9 million and $10.7 million, respectively.

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

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Finished goods	$39,666	$27,096
Raw materials	12,242	8,671
	$51,908	$35,767

(d)       Property and Equipment -

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Leasehold improvements are amortized over lease terms, which generally include renewal periods that may be obtained at our option that are considered significant to the continuation of our operations and to the existence of leasehold improvements the value of which would be impaired if we discontinued use of the leased property. Repairs and maintenance and any gains or losses on disposition are included in results from operations.

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of December 31, 2010, management was not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. We also provide a reserve for projected product returns based on prior experience. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage." In the fourth quarter of 2009, we began using the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of income for the years ended December 31, 2010 and 2009, respectively. The change in method constituted a change in estimate and was accounted for prospectively from the fourth quarter of 2009. Accordingly, during the fourth quarter of 2009, we recorded an increase to revenues of $1.3 million relating to this change in estimate.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Income. These amounts were $7.0 million, $6.5 million and $4.1 million in 2010, 2009 and 2008, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965, trade names, leases, licenses and logos related to acquisitions. For definite lived intangible assets, such costs are amortized on a straight-line basis over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives, and therefore, no amortization occurs, however, they are subject to an annual impairment test. Amortization expense related to these intangibles totaled $0.3 million, $0.4 million and $0.5 million in 2010, 2009 and 2008, respectively. Amortization expense is estimated to be $0.2 million in 2011 and each of the years through 2015.

A detail of intangibles is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Amortized intangible assets (various, principally trade names, leases, licenses and logos):
Gross carrying amount	$8,986	$8,986
Less accumulated amortization	(6,638)	(6,317)
Amortized intangible assets, net	2,348	2,669

Unamortized intangible assets:
Trade names	22,643	22,643
Title IV rights	1,874	1,874
	24,517	24,517
Total intangible assets, net	$26,865	$27,186

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2011, 2010 and 2009, we performed the required annual impairment test for each reporting unit level and determined there was no impairment. We have five operating segments: (1) Maritime, (2) Land-based spas, (3) Product Distribution, (4) Training, and (5) Schools. The Maritime, Land-based spas, Product Distribution and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during 2010 and 2009 was as follows (in thousands):

	Maritime	Land-Based Spas	Product Distribution	Schools	Total
Balance at December 31, 2008	$8,590	$24,004	$243	$42,335	$75,172
Acquired goodwill	--	16,293	23,452	26	39,771
Balance at December 31, 2009	8,590	40,297	23,695	42,361	114,943
Acquired goodwill	--	--	--	--	--
Balance at December 31, 2010	$8,590	$40,297	$23,695	$42,361	$114,943

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

(i)       Translation of Foreign Currencies -

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Consolidated Statements of Income were approximately ($1.2) million, $1.5 million and ($3.6) million in 2010, 2009 and 2008, respectively. The transaction gains (losses) included in the Cost of products caption of our Consolidated Statements of Income were approximately $0.8 million, ($2.7) million and $9.0 million in 2010, 2009 and 2008, respectively.

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

	2010	2009	2008
Net income	$44,323	$37,992	$45,882
Income allocable to holders of Steiner
Education Group, Inc. options	--	(244)	(190)
Net income for diluted earnings per share	$44,323	$37,748	$45,692

Weighted average shares outstanding used in
calculating basic earnings per share	14,832	14,577	15,253
Dilutive common share equivalents	237	187	180
Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,069	14,764	15,433

Income per share:
Basic	$2.99	$2.61	$3.01
Diluted	$2.94	$2.56	$2.96
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	108	258	379

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

(m)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2010 and 2009, we had one customer that represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students and other customers when we conclude that collection is not probable. A roll-forward of the allowance for doubtful accounts is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$8,948	$7,438	$6,412
Provision	921	1,712	2,172
Write-offs	(1,233)	(202)	(1,146)
Balance at end of year	$8,636	$8,948	$7,438

(n)       Stock-Based Compensation -

We reserved a total of approximately 7,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan"), under our 2004 Equity Incentive Plan (the "2004 Plan") under our 2009 Incentive Plan (the "2009 Plan") and, collectively, with the 1996 Plan and the 2004 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the, Equity Plans, the "Plans"). Under the 2009 Plan (awards may no longer be made under the other Plans), restricted shares and other awards may be granted under the 2009 Plan. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, options and restricted shares outstanding as of December 31, 2010, other than grants to members of the Board of Directors, vest in equal installments over three to five years from the date of grant (i.e., graded vesting), subject to accelerated vesting in certain cases. There is one grant of restricted shares to an officer that vests on the third anniversary date from the date of grant (i.e., cliff vesting). Certain of the restricted shares granted in 2010, 2009 and 2008 require for vesting the meeting of certain performance criteria. All options outstanding under the Directors' Plan as of December 31, 2010 vested one year from the date of grant, subject to accelerated vesting in certain cases.

We recognize compensation cost as expense using the straight-line recognition method. In addition, we estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

Total stock compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $8.8 million, $8.1 million and $8.6 million, respectively, and has been included within salary and payroll taxes in our Consolidated Statements of Income.

Share Options

Share options activity for 2010 is summarized in the following table (in thousands):

Share Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2010	316	$28.13	4.88	$3,677
Granted	--	--
Exercised	(85)	20.53
Cancelled	--	--
Outstanding at December 31, 2010	231	$30.96	4.37	$3,630
Options exercisable at December 31, 2010	231	$30.96		$3,630

(1)  The intrinsic value represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2010 is as follows (in thousands):

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/10	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/09	Weighted Average Exercise Price
Low	High
$13.10	$13.99	9	1.9	$13.10	9	$13.10
14.00	16.99	29	2.9	14.19	29	14.19
17.00	20.99	1	0.9	18.15	1	18.15
21.00	24.99	3	3.5	21.00	3	21.00
25.00	28.99	66	3.9	27.57	66	27.57
29.00	36.99	13	4.5	34.22	13	34.22
37.00	40.99	85	5.0	37.54	85	37.54
41.00	42.97	25	5.9	42.97	25	42.97
$13.10	$42.97	231	4.4	$30.96	231	$30.96

No share options were granted during the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $1.3 million and $3.1 million, respectively. As of December 31, 2010, there was no unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans.

Restricted Shares

Restricted shares become unrestricted common shares upon vesting on a one-for-one basis. The compensation cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the service period for awards expected to vest. Restricted share activity for 2010 is summarized in the following table (in thousands):

Restricted Share Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2010	571	$27.42
Granted	341	41.86
Vested	(311)	26.77
Cancelled	(11)	38.64
Future vesting of non-vested shares estimated at December 31, 2010	590	$38.81

As of December 31, 2010, we had $19.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted share grants, which is recognized over the weighted-average period of 1.6 years after the respective dates of grant. As of December 31, 2009, we had $14.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted shares grants, which is recognized over the weighed average period of 1.9 years after the respective dates of grant.

Steiner Education Group, Inc. ("SEG"), a wholly owned subsidiary of Steiner Leisure, adopted the Steiner Education Group, Inc. 1999 Stock Option Plan (the "SEG Plan"). The SEG Plan permitted the issuance of options to employees, directors and consultants of SEG and its parent and subsidiary entities. On September 2, 1999, non-qualified options to purchase a total of 15,000 shares of common stock (representing 15% of the outstanding stock of SEG on a fully diluted basis) were granted with an exercise price of $98 per share (the "SEG Options"). Unlike options granted under the Equity Plans, options granted under the SEG Plan were subject to certain restrictions prior to, among other things, any initial public offering of SEG's common stock. During 2001, 2,000 of the stock options issued under the SEG Plan were cancelled. During 2003, an additional 2,000 of the share options were cancelled.

In July 2009, the Company entered into a transaction with the holders of the SEG Options pursuant to which those holders surrendered all of their rights under 11,000 options to purchase shares of common stock of SEG, which SEG Options were granted to those holders in September 1999 under the SEG Plan (the "Transaction"). These rights were surrendered in exchange for approximately 49,000 restricted share units of the Company, each unit entitling the holder to receive one common share of the Company upon vesting. These restricted share units vested one year from the date of grant.

The determination of the number of restricted share units issued to the holders was based on a valuation of SEG prepared by an independent valuation firm (the "Valuation") and was based on the closing price of the Company's common share on July 29, 2009, the date on which the Audit Committee and the Compensation Committee of the Board of Directors of the Company approved the Transaction and the data on which the Company and the holders of SEG options agreed to the Transaction, subject only to the determination of the number of restricted share units to be issued to the holders of SEG Options based on the Valuation. As the fair value of the SEG options surrendered was equal to the fair value of the restricted share units received, no compensation expense was recorded.

(o)       Recent Accounting Pronouncements -

In September 2009, revenue recognition multiple-deliverable revenue arrangements guidance was modified to provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Management believes that the adoption of this guidance would not be determined to have had a material impact on the Company's consolidated financial condition, results of operations, and disclosures upon adoption as of January 1, 2011.

In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuances and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis. We adopted this authoritative guidance, with the exception of the disclosures about purchases, sales, issuance and settlements, which will be effective for our 2011 interim and annual consolidated financial statements. The adoption of this guidance did not have an impact on our consolidated financial statements. The remaining disclosures will be added to our future filings when applicable.

(p)        Deferred Financing Costs -

Deferred financing costs primarily relate to the costs of obtaining our former revolving facility and current credit facility and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $1.6 million and $0.2 million in 2010 and 2009, respectively. There was no amortization expense in 2008.

(q)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of land-based spas or school campuses that we operate. These amounts are being amortized over the terms of the respective leases on a straight-in basis. Amortization for 2010, 2009 and 2008 was $1.1 million each year.

(r)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $16.4 million, $13.8 million and $14.5 million in 2010, 2009 and 2008, respectively. Of these amounts, $10.0 million, $9.9 million and $9.4 million are included in cost of revenues in the accompanying consolidated statements of income in 2010, 2009, and 2008, respectively. At December 31, 2010 and 2009, the amounts of advertising costs included in prepaid expenses were not material.

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

(t)       Seasonality -

Our revenues are generated principally from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally the third quarter and holiday periods result in the highest revenue yields for us. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period. During 2010, the fourth quarter was our strongest, influenced by the results of our Products segment. Operating costs do not fluctuate as significantly on a quarterly basis, except for school admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	Useful Life in Years	December 31,
		2010	2009
Furniture and fixtures	5-7	$20,444	$21,630
Computers and equipment	3-8	18,190	19,840
Leasehold improvements	Term of lease	112,696	106,929
		151,330	148,399
Less: Accumulated depreciation and amortization		(72,173)	(63,168)
		$79,157	$85,231

Depreciation and amortization expense of property and equipment amounted to $12.9 million, $10.4 million and $11.5 million in 2010, 2009 and 2008, respectively.

(4)       ACQUISITIONS:

On December 31, 2009, we completed the acquisition of all of the issued and outstanding capital stock of Bliss Inc. We acquired Bliss to expand our land-based spa operations and products distribution and to assist in their future growth. The purchase price of the acquisition, funded from existing cash and through borrowings under Steiner's then new credit facility, was $100 million in cash, less cash acquired. The results of operations of Bliss have been included in our results of operations for the periods subsequent to December 31, 2009. During the year ended December 31, 2009, we incurred and expensed approximately $1.9 million of transaction costs related to this acquisition, which is included in administrative expenses in the accompanying consolidated statement of income.

The purchase price and initial recording of the transaction were based on preliminary estimates of fair values and was subject to change. The purchase price allocation was not complete at the closing for inventory, property and equipment and deferred taxes. Additional information was necessary to complete the purchase price allocation, including replacement cost information.

During 2010, the purchase price allocation was completed and a summary of the initial and revised fair values of the assets acquired and liabilities assumed on December 31, 2009 in this acquisition is as follows (in thousands):

	Initial Estimate of Fair Value	Purchase Price Adjustments	Revised Estimate of Fair Value
Accounts receivable	$3,450	$--	$3,450
Receivable from previous owner of Bliss	--	3,895	3,895
Inventories	7,707	--	7,707
Other current assets	878	--	878
Property and equipment	32,505	2,762	35,267
Deferred tax assets	--	2,722	2,722
Deferred tax assets valuation allowance	--	(2,325)	(2,325)
Goodwill and intangible assets	67,802	(6,657)	61,145
Accounts payable	(2,901)	--	(2,901)
Deferred tax liabilities	(6,990)	(397)	(7,387)
Accrued expenses	(12,484)	--	(12,484)
Cash used in acquisition, net of cash acquired	$89,967	$--	$89,967

In the second quarter of 2010, we received from the previous owner of Bliss Inc. approximately $3.9 million related to the finalization of a post-closing working capital adjustment. This amount is recorded in the preceding table as a decrease to goodwill initially recorded as of December 31, 2009. At this time, the Company does not expect additional material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.

None of the Goodwill and intangible assets above are tax deductible.

The intangible assets of Bliss that we acquired are as follows (in thousands):

	At December 31, 2009
	Life	Fair Value
Trade names	Indefinite	$21,300
Leases, net	Lease Term	100
		$21,400

The fair values of the leases were based on the current market for similar leases; the fair value of the trade names was based on the relief from royalty method.

The following is a summary of the unaudited pro forma historical results, as if Bliss had been acquired at January 1, 2008 (in thousands, except Per Share data).

	Year Ended December 31,
	2009	2008
Total revenues	$572,821	$647,287
Income from operations	$41,843	$50,530
Basic income per share	$2.35	$2.83
Diluted income per share	$2.31	$2.78

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2008, nor are they necessarily indicative of future operating results.

(5)       ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Operative commissions	$3,001	$2,540
Minimum cruise line commissions	4,636	10,006
Payroll and bonuses	9,500	8,412
Rent	1,134	1,103
Other	16,703	12,475
Total	$34,974	$34,536

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those operations. These minimum annual payments (See Note 10) are expensed/accrued over the applicable 12-month period.

(6)       LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Term loan	$25,000	$50,000
Revolving loan	--	10,500
Total long term debt	25,000	60,500
Less: Current portion	5,000	15,000
Long-term debt, net of current portion	$20,000	$45,500

In connection with our acquisition of Bliss Inc., in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaced our 2007 credit facility, which has been terminated. As of December 31, 2010, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based on the Company's financial performance. At December 31, 2010, our borrowing rate was 3.76%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of December 31, 2010, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

All of our long-term debt is denominated in U.S. dollars. Future maturities as of December 31, 2010 are as follows:

Year Ending December 31,
2011	$5,000
2012	20,000
$25,000

(7)       SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares could be purchased, and terminated the prior plan. During 2009, approximately 79,000 shares with a value of approximately $2.7 million were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations. During 2010, we purchased approximately 167,000 shares for a total of approximately $6.6 million. During 2010, approximately 92,000 shares, with a value of approximately $3.9 million, were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of employee federal income tax withholding obligations. The share purchases in connection with the restricted share vestings were made outside of our repurchase plan.

(8)      INCOME TAXES:

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. Federal	$1,992	$1,210	$1,141
U.S. State	250	192	43
Foreign	5,051	3,612	3,325
	$7,293	$5,014	$4,509

Current	$5,301	$3,804	$3,368
Deferred	1,992	1,210	1,141
	$7,293	$5,014	$4,509

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Provision using statutory U.S. federal tax rate	$18,066	$15,052	$17,637
Income earned in jurisdictions not subject to income taxes	(8,916)	(8,050)	(11,871)
Impact of foreign tax rates	(1,857)	(1,988)	(1,257)
	$7,293	$5,014	$4,509

The following is a summary of the significant components of our deferred income tax assets and liabilities (in thousands):

	December 31, 2010	December 31, 2009
Deferred income tax assets:
Net operating loss carry-forwards	$30,671	$27,455
Gift certificates	2,093	1,882
Depreciation and amortization	3,036	2,151
Interest	1,743	4,149
Accounts receivable allowances	2,972	2,704
Lease obligations	1,455	682
Unicap and inventory reserves	922	950
Other accruals	249	661
Total deferred income tax assets	43,141	40,634

Deferred income tax liabilities:
Goodwill amortization	(14,863)	(12,870)
Stock compensation	(3,798)	(2,794)
Total deferred income tax liabilities	(18,661)	(15,664)

	24,480	24,970
Valuation allowance	(37,042)	(35,540)
Net deferred income tax liabilities	$(12,562)	$(10,570)

Our U.S. subsidiaries have available net federal operating loss carry forwards ("NOLs") of approximately $73.3 million, which are available through 2029 to offset future taxable income. The tax benefit of such NOLs are recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the recent results of operations of our subsidiaries, that it is not more likely than not that future taxable income of the subsidiaries will be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance increased by approximately $1.5 million, $2.2 million and $3.4 million in 2010, 2009 and 2008, respectively.

We do not expect to incur income taxes on future distributions of undistributed earnings of our foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

The Company is subject to routine audit by U.S. federal, state and local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. Currently, there are no ongoing audits by U.S. federal or state tax authorities. In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We received a favorable verdict in the tax court in August of 2010. The Mexican tax authorities appealed the tax court decision. Based on the advice of our Mexican Counsel, we believe that it is more likely than not that the tax court decision will be sustained; therefore, we have not established an accrual with respect to that assessment as of December 31, 2010.

There are no unrecognized tax benefits that, if recognized, would materially affect the effective tax rate.

(9)       ACCUMULATED COMPREHENSIVE INCOME (LOSS):

The components of our accumulated other comprehensive income (loss) are as follows (in thousands):

Foreign Currency Translation Adjustment

Balance, December 31, 2007	$6,721
Current year activity	(12,696)
Balance, December 31, 2008	(5,975)
Current year activity	3,424
Balance, December 31, 2009	(2,551)
Current year activity	(852)
Balance, December 31, 2010	$(3,403)

(10)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2010 (in thousands):

Year	Amount
2011	$78,762
2012	3,600
2013	3,600
2014	3,600
$89,562

The cruise line agreements have specified terms, ranging from one to six years with an average remaining term per ship of approximately three years as of February 11, 2011 (unaudited). Cruise line agreements that expire within one year covered 18 of the 151 ships served by us as of February 11, 2011 (unaudited). These 18 ships accounted for approximately 4.0% of our 2010 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2010, 2009 and 2008, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, (which we ceased serving in November 2008 and began serving again in October 2010) Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn cruise lines): 29.3%, 33.6%, and 33.3%, and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 17.3%, 19.0% and 19.6%. These companies, combined, accounted for 122 of the 151 ships served by us as of February 11, 2011. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the land-based spas. Our land-based spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our land-based spas, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $18.0 million, $12.6 million and $13.4 million in rental expense under operating leases in 2010, 2009 and 2008, respectively.

Minimum annual commitments under operating leases at December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$14,919
2012	14,159
2013	12,989
2014	11,928
2015	10,436
Thereafter	19,338
$83,769

(c)       Employment and Consulting Agreements -

We have entered into employment agreements with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $2.7 million, $2.8 million and $2.4 million in compensation expense under these employment agreements in 2010, 2009 and 2008, respectively.

Future minimum annual commitments under our employment agreements at December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$2,983
2012	1,528
2013	722
$5,233

(d)       Product Supply -

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

(e)       Product Liability -

The nature and use of our products and services could give rise to liability, including product liability, if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products.  Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products.  Guests at our spa facilities also could be injured, among other things, in connection with their use of our fitness equipment, sauna facilities or other facilities.  The occurrence of these events have in the past and could in the future cause us to incur substantial litigation expense and make payments in connection with settlements of claims and in the future could also cause us to make payments as a result of judgments against us.

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

Accreditation by an accrediting agency recognized by the DOE is also required for an institution to participate in the federal student financial aid programs. Requirements for accreditation vary substantially among the applicable agencies. Loss of state authorization or accreditation by one or more of our campuses could have a material adverse effect on our student population and revenue.

(g)       Legal Proceedings -

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations or financial condition.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us.  The Plaintiff is alleging an unspecified amount of damages.  We are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter.  Should we be found liable in this matter, and the amount of any such liability exceeds the limits of our applicable insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

(h)      Tax Matters -

The Company may be liable for employment-related taxes for certain past and current employees. Management currently believes that the amount of such liability, if any, would not be material to the Company's financial condition or results of operations.

(11)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease for this new facility. The lessor for this facility is a company which is owned by certain members of the family of our Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $0.3 million in 2010, 2009 and 2008, respectively. Future annual commitments under the lease are $0.4 million for the remaining term of the lease, subject to increases in 2015. The rent is denominated in the lease in English Pounds Sterling. The foregoing dollar amounts are based on the average Pounds Sterling to U.S. Dollar exchange rate in effect on December 31, 2010, 2009 and 2008, respectively.

(12)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of our employees. For the years ended December 31, 2010, 2009 and 2008, the aggregate contribution to the plan was $1.1 million, $0.5 million and $0.5 million, respectively.

(13)       SEGMENT INFORMATION:

Our Maritime and Land-Based Spas operating segments are aggregated into a reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer in determining how to allocate the Company's resources and evaluate performance.

We operate in three reportable segments: (1) Spa Operations, which sells spa services and beauty products onboard cruise ships, on land at hotels and at day spas; (2) Products, which sells a variety of high quality beauty products to third parties through channels other than those above; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Total Assets

2010
Spa Operations	$445,164	$31,335	$10,062	$4,971	$213,090
Products	133,072	10,187	1,815	1,045	160,014
Schools	66,630	15,963	1,054	622	93,164
Other	(24,481)	(2,632)	1,860	384	(65,373)
	$620,385	$54,853	$14,791	$7,022	$400,895

2009
Spa Operations	$368,095	$28,949	$7,400	$1,500	$209,340
Products	83,251	6,926	1,823	662	161,258
Schools	61,612	12,768	1,288	331	85,590
Other	(22,381)	(5,504)	290	46	(73,810)
	$490,577	$43,139	$10,801	$2,539	$382,378

2008
Spa Operations	$417,112	$32,764	$7,970	$3,318	$151,519
Products	96,269	5,598	2,077	1,611	78,986
Schools	50,576	4,677	1,324	829	81,986
Other	(23,188)	7,158	585	490	(62,456)
	$540,769	$50,197	$11,956	$6,248	$250,035

Included in Spa Operations, Products and Schools is goodwill of $48.8 million, $23.7 million and $42.4 million, respectively, as of December 31, 2010 and 2009.

Products segment revenues excluding intercompany transactions was $110.0 million, $62.1 million and $74.3 million for the years ended December 2010, 2009 and 2008, respectively.

(14)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the country in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues:
United States	$183,408	$104,653	$104,192
United Kingdom	57,852	43,415	49,940
Not connected to a country	345,349	310,055	345,125
Other	33,776	32,454	41,512
Total	$620,385	$490,577	$540,769

	December 31,
	2010	2009
Property and Equipment, net
United States	$50,909	$53,848
United Kingdom	4,641	6,226
Not connected to a country	1,699	1,612
Other	21,908	23,545
Total	$79,157	$85,231

(15)       UNAUDITED QUARTERLY DATA (In thousands, except per share data):

	Fiscal Year 2010				Fiscal Year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$145,971	$150,996	$161,144	$162,274	$117,147	$117,626	$130,864	$124,940
Gross profit	35,292	34,348	36,002	38,669	24,635	21,681	30,855	29,218
Administrative, salary and payroll taxes	23,307	22,112	21,106	22,933	15,927	12,489	18,445	16,389
Net income	9,657	9,960	11,751	12,955	7,943	8,329	10,811	10,909
Basic earnings per share	$0.65	$0.67	$0.79	$0.87	$0.55	$0.57	$0.74	$0.75
Diluted earnings per share	$0.64	$0.66	$0.78	$0.86	$0.54	$0.56	$0.73	$0.73
As a Percentage of Revenues:
Gross profit	24.2%	22.7%	22.3%	23.8%	21.0%	18.4%	23.6%	23.4%
Administrative, salary and payroll taxes	16.0%	14.6%	13.1%	14.1%	13.6%	10.6%	14.1%	13.0%
Net income (1)	6.6%	6.6%	7.3%	8.0%	6.8%	7.1%	8.3%	8.7%

Notes:

(1) The fourth quarter of 2009 includes a $1.3 million increase to revenues and net income as we began recognizing breakage related to gift certificates using the redemption recognition method.