Form 10-Q
period 2011-03-31
STEINER LEISURE Ltd
filed 2011-05-06
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$44,719	$61,731
Accounts receivable, net	28,521	26,683
Accounts receivable - students, net	19,841	19,104
Inventories	54,818	51,908
Prepaid expenses and other current assets	12,446	10,292
Total current assets	160,345	169,718
PROPERTY AND EQUIPMENT, net	77,653	79,157
GOODWILL	117,057	114,943
OTHER ASSETS:
Intangible assets, net	29,146	26,865
Deferred financing costs, net	929	1,669
Other	8,192	8,543
Total other assets	38,267	37,077
Total assets	$393,322	$400,895
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,941	$12,210
Accrued expenses	30,031	34,974
Current portion of long-term debt	--	5,000
Current portion of deferred rent	1,069	1,072
Current portion of deferred tuition revenue	26,353	22,183
Gift certificate liability	13,697	14,237
Income taxes payable	1,901	2,336
Total current liabilities	86,992	92,012
DEFERRED INCOME TAX LIABILITIES, NET	13,060	12,562
LONG-TERM DEBT, net of current portion	--	20,000
LONG-TERM DEFERRED RENT	10,619	10,597
LONG-TERM DEFERRED TUITION REVENUE	1,129	919
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,655 shares issued in 2011 and 23,615 shares issued in 2010	236	236
Additional paid-in capital	153,800	150,399
Accumulated other comprehensive loss	(2,785)	(3,403)
Retained earnings	392,148	378,519
Treasury shares, at cost, 8,095 shares in 2011 and 8,076
shares in 2010	(261,877)	(260,946)
Total shareholders' equity	281,522	264,805
Total liabilities and shareholders' equity	$393,322	$400,895

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Services	$113,029	$97,831
Products	54,970	48,140
Total revenues	167,999	145,971
COST OF REVENUES:
Cost of services	91,247	79,560
Cost of products	38,478	31,119
Total cost of revenues	129,725	110,679
Gross profit	38,274	35,292
OPERATING EXPENSES:
Administrative	7,807	10,130
Salary and payroll taxes	14,086	13,177
Total operating expenses	21,893	23,307
Income from operations	16,381	11,985
OTHER INCOME (EXPENSE), NET:
Interest expense	(1,076)	(905)
Other income	27	31
Total other income (expense), net	(1,049)	(874)
Income before provision for income taxes	15,332	11,111
PROVISION FOR INCOME TAXES	1,703	1,454
Net income	$13,629	$9,657
Income per share:
Basic	$0.91	$0.65
Diluted	$0.90	$0.64

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,629	$9,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,082	3,810
Stock-based compensation	2,337	2,009
Provision for doubtful accounts	525	271
Deferred income tax provision	498	493
Changes in:
Accounts receivable	(2,380)	(4,319)
Inventories	(2,316)	(2,173)
Prepaid expenses and other current assets	(2,088)	(2,122)
Other assets	354	690
Accounts payable	1,629	39
Accrued expenses	(7,336)	(9,319)
Income taxes payable	(481)	(1,051)
Deferred tuition revenue	4,380	5,321
Deferred rent	19	64
Gift certificate liability	(540)	(408)
Net cash provided by operating activities	12,312	2,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,400)	(937)
Acquisitions, net of cash acquired	(2,357)	--
Post-closing working capital adjustments related to acquisitions	--	71
Net cash used in investing activities	(3,757)	(866)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(931)	$(1,069)
Payments of long-term debt	(25,000)	(9,250)
Proceeds from share option exercises	1,067	1,196
Net cash used in financing activities	(24,864)	(9,123)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(703)	(120)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(17,012)	(7,147)
CASH AND CASH EQUIVALENTS,
Beginning of period	61,731	52,851
CASH AND CASH EQUIVALENTS,
End of period	$44,719	$45,704
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$329	$524

Income taxes	$1,536	$2,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three months ended March 31, 2011 and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2010 audited Consolidated Balance Sheet included in our 2010 Annual Report on Form 10-K.

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

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider of spa services. We provide spa services in treatment and fitness facilities located on cruise ships and at hotel spas and day spas located in the United States, Caribbean, Asia, the Pacific and other locations. We sell our products on board the ships we serve, at our hotel spas and day spas, through third party department stores, wholesale outlets, mail order and through our websites. We also own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

On December 31, 2009, we acquired all of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). Bliss Inc. is a spa and skincare company with urban hotel and day spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdales, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, as well as Sephora stores and other domestic and international retail locations. The purchase price for Bliss Inc. was $100.0 million in cash less cash acquired and a post-closing working capital adjustment. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Finished goods	$41,971	$39,666
Raw materials	12,847	12,242
	$54,818	$51,908

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of March 31, 2011, management was not aware of any impairment indicators associated with long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2011 and 2010, the Company performed its annual goodwill impairment test and determined there was no impairment. The Company believes that, as of March 31, 2011, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments: (1) Maritime, (2) Land-Based Spas, (3) Product and Distribution ("Products"), (4) Training, and (5) Schools. The Maritime, Land-Based Spas, Products and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during the three months ended March 31, 2011, which related to an immaterial acquisition, was as follows (in thousands):

	Maritime	Land-Based Spas	Products	Schools	Total
Balance at December 31, 2010	$8,590	$40,297	$23,695	$42,361	$114,943
Acquired goodwill	2,114	--	--	--	2,114
Balance at March 31, 2011	$10,704	$40,297	$23,695	$42,361	$117,057

(d)	Income Taxes

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $1.3 million and ($2.0 million) for the three months ended March 31, 2011 and 2010, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.6 million) and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

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

	Three Months Ended
	March 31,
	2011	2010

Net income	$13,629	$9,657

Weighted average shares outstanding used in calculating basic earnings per share	14,977	14,751
Dilutive common share equivalents	204	268
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,181	15,019

Income per common share:
Basic	$0.91	$0.65

Diluted	$0.90	$0.64

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	--	29

The Company issued 41,000 and 61,000 of its common shares upon the exercise of share options during the three months ended March 31, 2011 and 2010, respectively.
(g)	Stock-Based Compensation

The Company granted 15,000 restricted share units during the three months ended March 31, 2010. No other stock-based compensation was granted during the three months ended March 31, 2011 and 2010, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $4.6 million and $4.4 million for the three months ended March 31, 2011 and 2010, respectively. Of these amounts, $2.8 million and $2.7 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, the amounts of advertising costs included in prepaid expenses were not material.

(i)	Recent Accounting Pronouncements

In October 2009, revenue recognition multiple-deliverable revenue arrangements guidance was modified to provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of this guidance did not have a material impact on our consolidated financial condition, results of operations, or cash flows.

In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuances and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis. Our adoption of this guidance did not have an impact on our consolidated financial statements.

In December 2010, authoritative guidance was issued that requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.
(j)	Revenue Recognition

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage."  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over, the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which will be updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three months ended March 31, 2011.

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

(k)	Contingent Rents and Scheduled Rent Increases

Our land-based spas, generally, are required to pay rent based on a percentage of our revenues.  In addition, for certain of our land-based spas, we are required to pay a minimum rental amount regardless of whether such amount would be required to be paid under the percentage rent agreement.  Rent escalations are recorded on a straight-line basis over the terms of the lease agreements. We record contingent rent at the time it becomes probable that it will exceed the minimum rent obligation per the lease agreements. Previously recognized rental expense is reversed into income at such time that it is not probable that the specified target will be met.
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
(4)	COMMITMENTS AND CONTINGENCIES:

(a)	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2010.
(b)	Tax Matters

The Company may be liable for employment-related taxes for certain past and current employees. Management currently believes that the amount of such liability, if any, would not be material to the Company's financial condition or results of operations.

In March 2009, we received a tax assessment from the Mexican tax authorities for approximately $2.3 million. We received a favorable verdict in the tax court in August of 2010. The Mexican tax authorities appealed the tax court decision. In April of 2011, the tax court again ruled in our favor and as a result, this matter has now been resolved without any obligation to pay the tax assessment.
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2011	2010

Operative commissions	$4,034	$3,001
Minimum cruise line commissions	2,797	4,636
Payroll and bonuses	4,793	9,500
Rent	1,227	1,134
Other	17,180	16,703
Total	$30,031	$34,974

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. These minimum annual payments are expensed/accrued over the applicable 12-month period.

(6)	LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010

Term loan	$--	$25,000
Revolving loan	--	--
Total long-term debt	--	25,000
Less: Current portion	--	5,000
Long-term debt, net of current portion	$--	$20,000

In connection with our acquisition of Bliss Inc., in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing November 2, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaced our 2007 credit facility, which has been terminated. As of March 31, 2011, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based on the Company's financial performance. At March 31, 2011, our borrowing rate was 3.76%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2011, and through the date of this report, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.
(7)	COMPREHENSIVE INCOME (LOSS):

The components of Steiner Leisure's comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income	$13,629	$9,657
Foreign currency translation adjustments, net of taxes	618	(1,794)
Comprehensive income	$14,247	$7,863

(8)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the three months ended March 31, 2011 and 2010, respectively, we purchased approximately 20,000 and 25,000 shares, with a value of approximately $0.9 million and $1.1 million, respectively. Those shares purchased were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

We have three reportable segments: (1) Spa Operations, which sells spa services and beauty products onboard cruise ships and on land at hotel spas and day spas; (2) Products, which sells a variety of high quality beauty products to third parties other than those above; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Spa Operations	$122,027	$105,044
Products	35,031	30,487
Schools	17,411	16,956
Other	(6,470)	(6,516)
Total	$167,999	$145,971
Income from Operations:
Spa Operations	$10,636	$6,492
Products	1,402	1,747
Schools	4,085	4,329
Other	258	(583)
Total	$16,381	$11,985

	March 31,	December 31,
	2011	2010
Identifiable Assets:
Spa Operations	$215,181	$213,090
Products	165,138	160,014
Schools	88,770	93,164
Other	(75,767)	(65,373)
Total	$393,322	$400,895

Included in Spa Operations, Products and Schools is goodwill of $51.0 million, $23.7 million and $42.4 million, respectively, as of March 31, 2011 and $48.8 million, $23.7 million and $42.4 million, respectively, as of December 31, 2010.

(10)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Revenues:
United States	$49,433	$45,601
United Kingdom	14,147	11,910
Not connected to a country	95,051	79,550
Other	9,368	8,910
Total	$167,999	$145,971

	March 31,	December 31,
	2011	2010
Property and Equipment, net:
United States	$49,930	$50,909
United Kingdom	4,895	4,641
Not connected to a country	1,607	1,699
Other	21,221	21,908
Total	$77,653	$79,157

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Through our Schools segment, we own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the federal student financial assistance programs authorized by Title IV of the Higher Education Act of 1965 (the "Title IV Programs"), Title IV Programs of the U.S. Department of Education ("DOE") and, accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New rules of the DOE, effective July 1, 2011, will increase our regulatory compliance obligations and will adversely effect our School segments results of operations, although the full extent of the effect on our business cannot yet be determined.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, including a significant reduction in consumer spending, which began in 2008, but improved in 2010 and during the first quarter of 2011, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of periodic high fuel costs has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs, including increases in such costs during the first quarter of 2011, as well as the travel costs of prospective guests of our shipboard and land-based spas. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products, although this improved in 2010 and during the first quarter of 2011. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008, 2009 and, to a lesser extent, 2010 were adversely affected. A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced in early 2011 could have a material adverse effect on our product sales for the balance of 2011 and thereafter during any such recurrence, continuation or worsening.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for 2010 filed with the SEC. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will be consistent with those estimates.

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

Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition that a certificate will never be redeemed, referred to as "breakage." We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates are anticipated to be subject to breakage. We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded pro rata over the time period gift cards are actually redeemed and breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of March 31, 2011 and December 31, 2010, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of March 31, 2011 and December 31, 2010, we had goodwill of $117.1 million and $114.9 million, respectively, and unamortized intangibles of  $29.1 million and $26.9 million, respectively.

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

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what other industry members would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the three months ended March 31, 2011, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2011.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $37.0 million as of March 31, 2011, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In October 2009, revenue recognition multiple-deliverable revenue arrangements guidance was modified to provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This guidance is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of this guidance did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements. Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuances and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis. Our adoption of this guidance did not have an impact on our consolidated financial statements.

In December 2010, authoritative guidance was issued that requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Services	67.3%	67.0%
Products	32.7	33.0
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	54.3	54.5
Cost of products	22.9	21.3
Total cost of revenues	77.2	75.8
Gross profit	22.8	24.2
Operating expenses:
Administrative	4.6	7.0
Salary and payroll taxes	8.4	9.0
Total operating expenses	13.0	16.0
Income from operations	9.8	8.2
Other income (expense), net:
Interest expense	(0.7)	(0.6)
Other income	--	--
Total other income (expense), net	(0.7)	(0.6)
Income before provision for income taxes	9.1	7.6
Provision for income taxes	1.0	1.0
Net income	8.1%	6.6%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2011 and 2010, respectively, were as follows (in thousands):

	Three Months Ended March 31,		% Change
Revenue:	2011	2010
Spa Operations Segment	$122,027	$105,044	16.2%
Products Segment	35,031	30,487	14.9%
Schools Segment	17,411	16,956	2.7%
Other	(6,470)	(6,516)	N/A
Total	$167,999	$145,971	15.1

Total revenues increased approximately 15.1%, or $22.0 million, to $168.0 million in the first quarter of 2011 from $146.0 million in the first quarter of 2010. Of this increase, $15.2 million was attributable to an increase in services revenues and $6.8 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 16.2%, or $17.0 million, to $122.0 million in the first quarter of 2011 from $105.0 million in the first quarter of 2010. Average weekly revenues for our land-based spas increased 4.0% to $30,615 in the first quarter of 2011 from $29,427 in the first quarter of 2010. In January 2011, we completed the acquisition of The Onboard Spa Company ("Onboard"). We had an average of 2,539 shipboard staff members in service in the first quarter of 2011, compared to an average of 2,099 shipboard staff members in service in the first quarter of 2010. Revenues per shipboard staff per day decreased by 1.2% to $416 in the first quarter of 2011 from $421 in the first quarter of 2010. Average weekly revenues for our shipboard spas decreased by 1.0% to $49,806 in the first quarter of 2011 from $50,303 in the first quarter of 2010. Excluding the ships we began serving in connection with the acquisition of Onboard, revenue per shipboard staff per day increased 0.5% to $423 and average weekly revenues of our shipboard spas increased by 3.2% to $51,924 in the first quarter of 2011. The increases in revenues and the key performance indicators referenced above were primarily attributable to strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Product segment revenues increased approximately 14.9% or $4.5 million to $35.0 million in the first quarter of 2011 from $30.5 million in the first quarter of 2010. This increase is primarily attributable to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 2.7%, or $0.4 million to $17.4 million in the first quarter of 2011 from $17.0 million in the first quarter of 2010. This increase in revenues was primarily attributable to increased enrollments and otherwise increased student populations.

COST OF SERVICES

Cost of services increased $11.6 million to $91.2 million in the first quarter of 2011 from $79.6 million in the first quarter of 2010. Cost of services as a percentage of services revenues was 80.7% in the first quarter of 2011 and 81.3% in the first quarter of 2010. This decrease was primarily due to the strong performance of both our land-based and shipboard spas.

COST OF PRODUCTS

Cost of products increased $7.4 million to $38.5 million in the first quarter of 2011 from $31.1 million in the first quarter of 2010. Cost of products as a percentage of products revenue increased to 70.0% in the first quarter of 2011 from 64.6% in the first quarter of 2010. During the first quarter of 2010, there was a $1.5 million foreign exchange gain resulting from the strengthening of the U.S. Dollar against the U.K. Pound Sterling related to intercompany inventory purchases. Excluding this foreign exchange gain, cost of products as a percentage of revenue was 68.0% in the first quarter of 2010. This increase was primarily attributed to additional discounts given on the sale of our products.

OPERATING EXPENSES

Operating expenses decreased $1.4 million to $21.9 million in the first quarter of 2011 from $23.3 million in the first quarter of 2010. Operating expenses as a percentage of revenues decreased to 13.0% in the first quarter of 2011 from 16.0% in the first quarter of 2010. This decrease was primarily attributable to a $1.3 million foreign exchange gain on our holdings of U.K. Pounds Sterling and Euros resulting from the weakening of the U.S. Dollar against those currencies and good cost controls. The results of the first quarter of 2010 included a $2.0 million foreign exchange loss as the opposite occurred as to what is described previously.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2011 and 2010, respectively, was as follows (in thousands):

	For the Three Months Ended March 31,		% Change
Income from Operations:	2011	2010
Spa Operations Segment	$10,636	$6,492	63.8%
Products Segment	1,402	1,747	(19.7%)
Schools Segment	4,085	4,329	(5.6%)
Other	258	(583)	N/A
Total	$16,381	$11,985	36.7%

The increase in operating income in the Spa Operations segment was primarily attributable to a strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. The decrease in the operating income in the Products segment was attributable to additional discounts given on the sale of our products. The decrease in the operating income in the Schools segment was primarily attributed to higher operating costs attributable to that segment.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt and deferred financing fees we expensed in connection with the pay-off of our term loan which accrued during the first quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.2 million to $1.7 million in the first quarter of 2011 from $1.5 million in the first quarter of 2010. Provision for income taxes decreased to an overall effective rate of 11.1% in the first quarter of 2011 from 13.1% in the first quarter of 2010. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned in the first quarter of 2011 than such income represented in the first quarter of 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2011, net cash provided by operating activities was approximately $12.3 million compared with $3.0 million for the three months ended March 31, 2010. This increase was attributable to an increase in net income and changes in working capital.

During the three months ended March 31, 2011, cash used in investing activities was $3.8 million compared with $0.9 million for the three months ended March 31, 2010. This change was primarily attributable to the completion of the Onboard acquisition.

During the three months ended March 31, 2011, cash used in financing activities was $24.9 million compared with $9.1 million for the three months ended March 31, 2010. This increase in cash used in financing activities was primarily attributable to the pay-off of our term loan during the three months ended March 31, 2011.

Steiner Leisure had working capital of approximately $73.4 million at March 31, 2011, compared to working capital of approximately $77.7 million at December 31, 2010.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the three months ended March 31, 2011 and 2010, respectively, we purchased approximately 20,000 and 25,000 shares, with a value of approximately $0.9 million and $1.1 million, respectively. Those shares purchased were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

Financing Activities

In connection with the acquisition of Bliss Inc. in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing October 30, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility may also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaced our 2007 credit facility, which has been terminated. During the three months ended March 31, 2011, the Company repaid all outstanding borrowings under the term loan. As of March 31, 2011, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at base rate of the bank, LIBOR or a specified index rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based upon the Company's financial performance. At March 31, 2011, our borrowing rate was 3.76%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of March 31, 2011 and April 29, 2011, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from our operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in those years, though less so in 2010 and in the first quarter of 2011. Recurrence of the more severe aspects of the recent adverse economic conditions in North America and elsewhere and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition during any period of such recurrence.

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

    the economic slowdown experienced in recent years, including a significant reduction in consumer spending, which improved in 2010 and the first quarter of 2011, and related disruptions to capital and credit markets in North America and elsewhere that have reduced the number of customers on cruise ships and at land-based venues and have reduced consumer demand for our services and our products;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk is in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The following updates the risk factor identified in the caption below, which was included in our 2010 Form 10-K.

Government Regulation - General

New DOE Regulations

In October 2010, the DOE issued new regulations relating to the Title IV Programs. Among other areas covered are the following:  incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour (an area that will have a particular impact on our schools), verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV funds.

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

We continue to analyze the new regulations and subsequent informal and formal guidance and clarifications issued by the DOE with respect to the new regulations to identify and assess potential impacts to our schools business and to consider and evaluate various strategies to address those potential impacts. The implementation of these rules will adversely effect the results of operations of our schools and will require us to change certain of our business practices and incur costs of compliance and in developing and implementing changes in operations. The new regulations will affect our student recruitment and/or enrollment by limiting the ability of our students and educational programs to remain eligible to participate in Title IV Programs, limiting the financial aid or government sponsored loan amounts a student can receive, adversely impacting our ability to compensate certain employees, and may result in changes in, or elimination of certain programs and may have other material effects on our schools business including limiting our ability to grow that business.

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

Default Rates

Our institutions (including their main campuses and all additional locations) could lose their eligibility to participate in some or all of the federal student financial aid programs if their cohort default rates fail to remain below statutory and regulatory benchmarks. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment on a FFEL or Direct Loan during the fiscal year and default on the loan on or before the end of the next fiscal year. An institution may lose its eligibility to participate in some or all Title IV Programs if, for each of the two most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department.

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

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2011 through January 31, 2011	978	$46.70	--	$47,510,694
February 1, 2011 through February 28, 2011	18,585	47.64	--	47,510,694
March 1, 2011 through March 31, 2011	--	--	--	47,510,694
Total	19,563	$47.59	--	$47,510,694

(1)  No shares were purchased during the first quarter of 2011 pursuant to any repurchase plan of the Company. The Company's only repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The current plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $52,489,306 of our common shares have been purchased to date.

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

Dated: May 6, 2011

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