Form 10-Q/A
period 2011-03-31
STEINER LEISURE Ltd
filed 2011-05-06
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A
(Mark One)	(Amendment No. 1)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_____________	To ______________

Commission File Number: 0-28972

STEINER LEISURE LIMITED (Exact name of Registrant as Specified in its Charter)

Commonwealth of The Bahamas	98-0164731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 104A, Saffrey Square
P.O. Box N-9306
Nassau, The Bahamas	Not Applicable
(Address of principal executive offices)	(Zip Code)

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

On April 29, 2011, the registrant had 15,027,270 common shares, par value (U.S.) $.01 per share, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011 (the "Report") filed with the Securities and Exchange Commission on May 6, 2011. This Form 10-Q/A is being filed for the sole purpose of correcting information that was inadvertently left off the cover page. In addition, the Registrant is also including Exhibits 31.1 and 31.2, as required by the filing of this Form 10-Q/A. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2011

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Robert H. Lazar
Robert H. Lazar Chief Accounting Officer (principal accounting officer)

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.