Form 10-Q
period 2011-06-30
STEINER LEISURE Ltd
filed 2011-08-04
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

On July 29, 2011, the registrant had 14,970,927 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$53,661	$61,731
Accounts receivable, net	32,079	26,683
Accounts receivable - students, net	18,919	19,104
Inventories	54,823	51,908
Prepaid expenses and other current assets	12,724	10,292
Total current assets	172,206	169,718
PROPERTY AND EQUIPMENT, net	76,563	79,157
GOODWILL	117,057	114,943
OTHER ASSETS:
Intangible assets, net	28,900	26,865
Deferred financing costs, net	782	1,669
Other	7,970	8,543
Total other assets	37,652	37,077
Total assets	$403,478	$400,895
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,244	$12,210
Accrued expenses	32,849	34,974
Current portion of long-term debt	--	5,000
Current portion of deferred rent	1,066	1,072
Current portion of deferred tuition revenue	24,900	22,183
Gift certificate liability	13,602	14,237
Income taxes payable	721	2,336
Total current liabilities	84,382	92,012
DEFERRED INCOME TAX LIABILITIES, NET	13,558	12,562
LONG-TERM DEBT, net of current portion	--	20,000
LONG-TERM DEFERRED RENT	10,643	10,597
LONG-TERM DEFERRED TUITION REVENUE	1,192	919
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,713 shares issued in 2011 and 23,615 shares issued in 2010	237	236
Additional paid-in capital	158,421	150,399
Accumulated other comprehensive loss	(2,872)	(3,403)
Retained earnings	405,372	378,519
Treasury shares, at cost, 8,211 shares in 2011 and 8,076
shares in 2010	(267,455)	(260,946)
Total shareholders' equity	293,703	264,805
Total liabilities and shareholders' equity	$403,478	$400,895

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Services	$112,715	$99,066	$225,744	$196,897
Products	55,677	51,930	110,647	100,070
Total revenues	168,392	150,996	336,391	296,967
COST OF REVENUES:
Cost of services	91,718	81,448	182,965	161,008
Cost of products	38,966	35,200	77,444	66,319
Total cost of revenues	130,684	116,648	260,409	227,327
Gross profit	37,708	34,348	75,982	69,640
OPERATING EXPENSES:
Administrative	8,622	8,726	16,429	18,856
Salary and payroll taxes	14,377	13,386	28,463	26,563
Total operating expenses	22,999	22,112	44,892	45,419
Income from operations	14,709	12,236	31,090	24,221
OTHER INCOME (EXPENSE), NET:
Interest expense	(249)	(786)	(1,325)	(1,691)
Other income	190	76	217	107
Total other income (expense), net	(59)	(710)	(1,108)	(1,584)
Income before provision for income taxes	14,650	11,526	29,982	22,637
PROVISION FOR INCOME TAXES	1,426	1,566	3,129	3,020
Net income	$13,224	$9,960	$26,853	$19,617
Income per share:
Basic	$0.88	$0.67	$1.79	$1.32
Diluted	$0.87	$0.66	$1.77	$1.30

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,853	$19,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,684	7,384
Stock-based compensation	5,372	4,051
Provision for doubtful accounts	940	702
Deferred income tax provision	996	984

Changes in:
Accounts receivable	(5,498)	(8,708)
Inventories	(2,367)	(6,599)
Prepaid expenses and other current assets	(2,372)	(3,965)
Other assets	574	939
Accounts payable	(1,043)	1,892
Accrued expenses	(4,535)	(7,181)
Income taxes payable	(1,675)	(2,150)
Deferred tuition revenue	2,990	4,779
Deferred rent	40	177
Gift certificate liability	(635)	(183)
Net cash provided by operating activities	27,324	11,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,450)	(3,182)
Acquisition, net of cash acquired	(2,357)	--
Post-closing working capital adjustments related to acquisition	--	4,013
Net cash (used in) provided by investing activities	(5,807)	831

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(6,509)	$(1,111)
Payments of long-term debt	(25,000)	(23,000)
Proceeds from share option exercises	2,655	1,569
Net cash used in financing activities	(28,854)	(22,542)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(733)	(57)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(8,070)	(10,029)
CASH AND CASH EQUIVALENTS,
Beginning of period	61,731	52,851
CASH AND CASH EQUIVALENTS,
End of period	$53,661	$42,822
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$234	$1,142

Income taxes	$3,467	$3,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2010 audited Consolidated Balance Sheet included in our 2010 Annual Report on Form 10-K.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite-lived intangible assets and property and equipment, the determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage revenue and the assumptions related to the determination of stock-based compensation.
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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Finished goods	$42,322	$39,666
Raw materials	12,501	12,242
	$54,823	$51,908

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of June 30, 2011, management was not aware of any impairment indicators associated with long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of January 1, 2011 and 2010, the Company performed its annual goodwill impairment test and determined there was no impairment. The Company believes that, as of June 30, 2011, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments: (1) Maritime, (2) Land-Based Spas, (3) Product and Distribution ("Products"), (4) Training, and (5) Schools. The Maritime, Land-Based Spas, Products and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during the six months ended June 30, 2011, which related to an immaterial acquisition, was as follows (in thousands):

	Maritime	Land-Based Spas	Products	Schools	Total
Balance at December 31, 2010	$8,590	$40,297	$23,695	$42,361	$114,943
Acquired goodwill	2,114	--	--	--	2,114
Balance at June 30, 2011	$10,704	$40,297	$23,695	$42,361	$117,057

(d)	Income Taxes

We file a consolidated tax return for our U.S. subsidiaries, other than those domiciled in U.S. territories, which file specific returns. In addition, our foreign subsidiaries file income tax returns in their respective countries of incorporation, where required. We utilize the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The majority of our income is generated outside of the United States. We believe a large percentage of our shipboard services income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.
(e)	Translation of Foreign Currencies

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately ($0.2 million) and ($0.1 million) for the three months ended June 30, 2011 and 2010, respectively, and approximately $1.2 million and ($2.1 million) for the six months ended June 30, 2011 and 2010, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.1 million) for both the three months ended June 30, 2011 and 2010, respectively, and approximately ($0.6 million) and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$13,224	$9,960	$26,853	$19,617

Weighted average shares outstanding used in calculating basic earnings per share	14,995	14,838	14,986	14,795
Dilutive common share equivalents	236	295	220	281
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,231	15,133	15,206	15,076

Income per common share:
Basic	$0.88	$0.67	$1.79	$1.32

Diluted	$0.87	$0.66	$1.77	$1.30

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	2	2	2	28

The Company issued 57,000 and 11,000 of its common shares upon the exercise of share options during the three months ended June 30, 2011 and 2010, respectively, and issued 98,000 and 72,000 of its common shares upon exercise of share options during the six months ended June 30, 2011 and 2010, respectively.
(g)	Stock-Based Compensation

The Company granted approximately 9,000 and 7,000 restricted share units during the three months ended June 30, 2011 and 2010, respectively, and approximately 9,000 and 22,000 restricted share units during the six months ended June 30, 2011 and 2010, respectively. No other stock-based compensation was granted during the three months ended June 30, 2011 and 2010, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $4.6 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively. Of these amounts, $3.0 million and $2.2 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, respectively. Advertising costs were approximately $9.2 million and $8.0 million for the six months ended June 30, 2011 and 2010, respectively, which $5.8 million and $4.9 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, advertising costs included in prepaid expenses were not material.

(i)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). This new guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. While the guidance will impact the presentation within our financial statements, we do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In May 2011, the FASB issued Accounting Standards Update ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 provides a definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application is not permitted. We are currently assessing the future impact, if any, of this ASU to our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether Restructuring Is a Troubled Debt Restructuring," ("ASU 2011-02"). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. Specifically, creditors will be required to consider whether the debtor is experiencing financial difficulties or whether the creditor has granted a concession. This guidance will be effective for us on September 1, 2011, the first interim period beginning on or after June 15, 2011. We will be required to apply this ASU retrospectively for all modifications and restructuring activities that have occurred from January 1, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance as of January 1, 2011. The adoption of ASU 2010-29 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

(j)	Revenue Recognition

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage."  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over, the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010 and is not material.

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
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2011	2010

Operative commissions	$3,716	$3,001
Minimum cruise line commissions	3,577	4,636
Payroll and bonuses	7,288	9,500
Rent	1,109	1,134
Other	17,159	16,703
Total	$32,849	$34,974

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. These minimum annual payments are expensed/accrued over the applicable 12-month period.

(6)	LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010

Term loan	$--	$25,000
Revolving loan	--	--
Total long-term debt	--	25,000
Less: Current portion	--	5,000
Long-term debt, net of current portion	$--	$20,000

In connection with our January 2010 acquisition of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing October 30, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility will also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The credit facility replaced our 2007 credit facility, which has been terminated. During the three months ended March 31, 2011, the Company repaid all outstanding borrowings under the term loan. As of June 30, 2011, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at Base Rate, LIBOR or Index Rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based on the Company's financial performance. At June 30, 2011, our borrowing rate was 3.69%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2011, and through the date of this report, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.
(7)	COMPREHENSIVE INCOME (LOSS):

The components of Steiner Leisure's comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$13,224	$9,960	$26,853	$19,617
Foreign currency translation adjustments, net of taxes	(87)	44	531	(1,750)
Comprehensive income	$13,137	$10,004	$27,384	$17,867

(8)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the six months ended June 30, 2011 and 2010, respectively, we purchased approximately 136,000 and 26,000 shares, with a value of approximately $6.5 million and $1.1 million, respectively. Those shares purchased were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

We have three reportable segments: (1) Spa Operations, which sells spa services and beauty products onboard cruise ships and on land at resort or hotel spas and day spas; (2) Products, which sells a variety of high quality beauty products to third parties other than those above; and (3) Schools, which offers programs in massage therapy and skin care. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Spa Operations	$124,173	$107,871	$246,200	$212,915
Products	35,828	32,709	70,859	63,196
Schools	16,427	16,127	33,838	33,083
Other	(8,036)	(5,711)	(14,506)	(12,227)
Total	$168,392	$150,996	$336,391	$296,967
Income from Operations:
Spa Operations	$9,147	$6,681	$19,783	$13,173
Products	2,541	1,982	3,943	3,729
Schools	3,226	3,902	7,311	8,231
Other	(205)	(329)	53	(912)
Total	$14,709	$12,236	$31,090	$24,221

	June 30,	December 31,
	2011	2010
Identifiable Assets:
Spa Operations	$222,135	$213,090
Products	167,795	160,014
Schools	89,721	93,164
Other	(76,173)	(65,373)
Total	$403,478	$400,895

Included in Spa Operations, Products and Schools is goodwill of $51.0 million, $23.7 million and $42.4 million, respectively, as of June 30, 2011 and $48.8 million, $23.7 million and $42.4 million, respectively, as of December 31, 2010.

(10)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
United States	$49,798	$46,220	$99,230	$91,821
United Kingdom	14,413	13,309	28,560	25,219
Not connected to a country	96,411	83,635	191,462	163,185
Other	7,770	7,832	17,139	16,742
Total	$168,392	$150,996	$336,391	$296,967

	June 30,	December 31,
	2011	2010
Property and Equipment, net:
United States	$49,390	$50,909
United Kingdom	5,121	4,641
Not connected to a country	1,502	1,699
Other	20,550	21,908
Total	$76,563	$79,157

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our business through three reportable segments: Spa Operations, Products and Schools.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments, to women, men and teenagers on cruise ships and at land-based spas. In connection with these services, we have assisted in the design of facilities for many of the ships and land-based venues that we serve. We conduct our activities pursuant to agreements with cruise lines and owners of our land-based venues that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and land-based venue owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both.

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

Through our Schools segment, we own and operate five post-secondary schools (comprised of a total of 17 campuses) located in Arizona, Colorado, Connecticut, Florida, Maryland, Nevada, Pennsylvania, Utah and Virginia.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the federal student financial assistance programs (the "Title IV Programs") authorized by Title IV of the Higher Education Act of 1965 (the "HEA") and administered by the U.S. Department of Education (the "DOE"). Accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations and have adversely affected our Schools segment's enrollments and are anticipated to continue to adversely affect our enrollments and our results of operations, although the full extent of the effect on our business cannot yet be determined.

Our revenues are generated principally from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our land-based spas are dependent on the hospitality industry for their success. These industries are subject to significant risks that could affect our results of operations.

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, including a significant reduction in consumer spending, which began in 2008, but improved in 2010 and during the first and second quarters of 2011, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of periodic high fuel costs has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs, including increases in such costs during the first and second quarters of 2011, as well as the travel costs of prospective guests of our shipboard and land-based spas. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products, although this improved in 2010 and during the first and second quarters of 2011. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008, 2009 and, to a lesser extent, 2010 were adversely affected. A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced during the first six months of 2011 could have a material adverse effect on our services and product sales for the balance of 2011 and thereafter during any such recurrence, continuation or worsening.

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

Weather also can impact our results. The multiple destructive hurricanes that hit the Southern United States and other regions several years ago caused cancellation or disruption of certain cruises and the closure of certain of our hotel spas and campuses of our massage and beauty schools, which had adverse effects on us. We also experience, almost every year, days of severe winter weather that causes us to close one or more campuses of our schools and some of our spas for, in some instances, up to several days at a time, including as occurred during the winter of 2010 - 2011.

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

An increasing amount of revenues have come from our sales of products through third party retail outlets, our websites, mail order and other channels. However, as our product sales grow, continued increases in the rate of such growth are more difficult to attain.

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

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our 2010 Annual Report on Form 10-K. We believe that there have been no significant changes during the quarter and six months ended June 30, 2011 to the critical accounting policies disclosed in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 3(i) to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Services	66.9%	65.6%	67.1%	66.3%
Products	33.1	34.4	32.9	33.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.5	54.0	54.4	54.2
Cost of products	23.1	23.3	23.0	22.3
Total cost of revenues	77.6	77.3	77.4	76.5
Gross profit	22.4	22.7	22.6	23.5
Operating expenses:
Administrative	5.1	5.8	4.9	6.4
Salary and payroll taxes	8.6	8.9	8.5	8.9
Total operating expenses	13.7	14.7	13.4	15.3
Income from operations	8.7	8.0	9.2	8.2
Other income (expense), net:
Interest expense	(0.1)	(0.5)	(0.4)	(0.6)
Other income	0.1	0.1	0.1	--
Total other income (expense), net	--	(0.4)	(0.3)	(0.6)
Income before provision for income taxes	8.7	7.6	8.9	7.6
Provision for income taxes	0.8	1.0	0.9	1.0
Net income	7.9%	6.6%	8.0%	6.6%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2011 and 2010, respectively, were as follows (in thousands):

	Three Months Ended June 30,		% Change
Revenue:	2011	2010
Spa Operations Segment	$124,173	$107,871	15.1%
Products Segment	35,828	32,709	9.5%
Schools Segment	16,427	16,127	1.9%
Other	(8,036)	(5,711)	N/A
Total	$168,392	$150,996	11.5%

Total revenues increased approximately 11.5%, or $17.4 million, to $168.4 million in the second quarter of 2011 from $151.0 million in the second quarter of 2010. Of this increase, $13.7 million was attributable to an increase in services revenues and $3.7 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 15.1%, or $16.3 million, to $124.2 million in the second quarter of 2011 from $107.9 million in the second quarter of 2010. Average weekly revenues for our land-based spas increased 11.3% to $30,641 in the second quarter of 2011 from $27,230 in the second quarter of 2010. In January 2011, we completed the acquisition of The Onboard Spa Company ("Onboard"). We had an average of 2,515 shipboard staff members in service in the second quarter of 2011, compared to an average of 2,206 shipboard staff members in service in the second quarter of 2010. Revenues per shipboard staff per day increased by 1.2% to $421 in the second quarter of 2011 from $416 in the second quarter of 2010. Average weekly revenues for our shipboard spas decreased by 2.2% to $49,766 in the second quarter of 2011 from $50,895 in the second quarter of 2010. Excluding the ships we began serving in connection with the acquisition of Onboard, average weekly revenues of our shipboard spas increased by 1.9% to $51,862 in the second quarter of 2011. The increases in revenues and the key performance indicators referenced above were primarily attributable to strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 9.5% or $3.1 million to $35.8 million in the second quarter of 2011 from $32.7 million in the second quarter of 2010. This increase is primarily attributable to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 1.9%, or $0.3 million to $16.4 million in the second quarter of 2011 from $16.1 million in the second quarter of 2010. This increase in revenues was primarily attributable to increased enrollments.

COST OF SERVICES

Cost of services increased $10.3 million to $91.7 million in the second quarter of 2011 from $81.4 million in the second quarter of 2010. Cost of services as a percentage of services revenues was 81.4% in the second quarter of 2011 and 82.2% in the second quarter of 2010. This decrease was primarily due to the stronger performance of our land-based spas.

COST OF PRODUCTS

Cost of products increased $3.8 million to $39.0 million in the second quarter of 2011 from $35.2 million in the second quarter of 2010. Cost of products as a percentage of products revenue increased to 70.0% in the second quarter of 2011 from 67.8% in the second quarter of 2010. This increase was primarily attributed to additional discounts given on the sale of our products.

OPERATING EXPENSES

Operating expenses increased $0.9 million to $23.0 million in the second quarter of 2011 from $22.1 million in the second quarter of 2010. Operating expenses as a percentage of revenues decreased to 13.7% in the second quarter of 2011 from 14.7% in the second quarter of 2010. The decrease was primarily attributable to better cost controls in the second quarter of 2011 compared to the second quarter of 2010.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended June 30, 2011 and 2010, respectively, was as follows (in thousands):

	For the Three Months Ended June 30,		% Change
Income from Operations:	2011	2010
Spa Operations Segment	$9,147	$6,681	36.9%
Products Segment	2,541	1,982	28.2%
Schools Segment	3,226	3,902	(17.3%)
Other	(205)	(329)	N/A
Total	$14,709	$12,236	20.2%

The increase in operating income in the Spa Operations and Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. The decrease in the operating income in the Schools segment was primarily attributable to higher operating costs attributable to that segment.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to decreased interest expense as a result of the debt and deferred financing fees we expensed in connection with the pay-off of our term loan which occurred during the first quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.2 million to $1.4 million in the second quarter of 2011 from $1.6 million in the second quarter of 2010. Provision for income taxes decreased to an overall effective rate of 9.7% in the second quarter of 2011 from 13.6% in the second quarter of 2010. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned in the second quarter of 2011 than such income represented in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2011 and 2010, respectively, were as follows (in thousands):

	Six Months Ended June 30,		% Change
Revenue:	2011	2010
Spa Operations Segment	$246,200	$212,915	15.6%
Products Segment	70,859	63,196	12.1%
Schools Segment	33,838	33,083	2.3%
Other	(14,506)	(12,227)	N/A
Total	$336,391	$296,967	13.3%

Total revenues increased approximately 13.3%, or $39.4 million, to $336.4 million in the six months ended June 30, 2011 from $297.0 million in the six months ended June 30, 2010. Of this increase, $28.8 million was attributable to a increase in services revenues and $10.6 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 15.6%, or $33.3 million, to $246.2 million in the six months ended June 30, 2011 from $212.9 million in the six months ended June 30, 2010. In addition, average weekly revenues for our land-based spas increased 7.6% to $30,628 in the six months ended June 30, 2011 from $28,469 in the six months ended June 30, 2010. In January 2011, we completed the acquisition of Onboard. We had an average of 2,527 shipboard staff members in service in the six months ended June 30, 2011, compared to an average of 2,153 shipboard staff members in service in the six months ended June 30, 2010. Revenues per shipboard staff per day was $419 for both the six months ended June 30, 2011 and 2010. Average weekly revenues for our shipboard spas decreased by 1.6% to $49,786 in the six months ended June 30, 2011 from $50,605 in the six months ended June 30, 2010. Excluding the ships we began serving in connection with the acquisition of Onboard, revenue per shipboard staff per day increased 1.7% to $426 and average weekly revenues increased by 2.6% to $51,893 for the six months ended June 30, 2011. The increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 12.1%, or $7.7 million to $70.9 million in the six months ended June 30, 2011 from $63.2 million in the six months ended June 30, 2010. This increase is primarily attributable to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues increased approximately 2.3%, or $0.7 million to $33.8 million in the six months ended June 30, 2011 from $33.1 million in the six months ended June 30, 2010. This increase in revenues was primarily attributable to increased enrollments.

COST OF SERVICES

Cost of services increased $22.0 million to $183.0 million in the six months ended June 30, 2011 from $161.0 million in the six months ended June 30, 2010. Cost of services as a percentage of services revenues was 81.0% in the six months ended June 30, 2011 and 81.8% in the six months ended June 30, 2010. This decrease was primarily due to the stronger performance of our land-based spas.

COST OF PRODUCTS

Cost of products increased $11.1 million to $77.4 million in the six months ended June 30, 2011 from $66.3 million in the six months ended June 30, 2010. Cost of products as a percentage of products revenue increased to 70.0% in the six months ended June 30, 2011 from 66.3% in the six months ended June 30, 2010. Excluding the foreign exchange impact, cost of products as a percentage of products revenue would have been 69.4% and 67.8%, for the six months ended June 30, 2011 and 2010, respectively. This increase was primarily attributed to additional discounts given on the sale of our products.

OPERATING EXPENSES

Operating expenses decreased $0.5 million to $44.9 million in the six months ended June 30, 2011 from $45.4 million in the six months ended June 30, 2010. Operating expenses as a percentage of revenues decreased to 13.4% in the six months ended June 30, 2011 from 15.3% in the six months ended June 30, 2010. Excluding the foreign exchange impact, operations expenses as a percentage of revenues would have been 13.7% and 14.6% for the six months ended June 30, 2011 and 2010, respectively. The decrease was primarily attributable to better cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the six months ended June 30, 2011 and 2010, respectively, was as follows (in thousands):

	For the Six Months Ended June 30,		% Change
	2011	2010
Income from Operations:
Spa Operations Segment	$19,783	$13,173	50.2%
Products Segment	3,943	3,729	5.7%
Schools Segment	7,311	8,231	(11.2%)
Other	53	(912)	N/A
Total	$31,090	$24,221	28.4%

The increase in operating income in the Spa Operations and Products segments was primarily attributed to some strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. The decrease in the operating income in the Schools segment was primarily attributable to higher operating costs attributable to that segment.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to decreased interest expense as a result of the debt and deferred financing fees we expensed in connection with the payoff of our term loan which occurred during the first quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.1 million to $3.1 million in the six months ended June 30, 2011 from $3.0 million in the six months ended June 30, 2010. Provision for income taxes decreased to an overall effective rate of 10.4% in the six months ended June 30, 2011 from 13.3% in the six months ended June 30, 2010. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned in the six months ended June 30, 2011 than such income represented in the six months ended June 30, 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2011, net cash provided by operating activities was approximately $27.3 million compared with $11.7 million for the six months ended June 30, 2010. This increase was attributable to an increase in net income and changes in working capital.

During the six months ended June 30, 2011, cash used in investing activities was $5.8 million compared with cash provided by investing activities of $0.8 million for the six months ended June 30, 2010. This change was primarily attributable to the completion of the Onboard acquisition in January of 2011. In the second quarter of 2010, there was a $4.0 million cash receipt associated with a post-closing working capital adjustment related to the Bliss Inc. acquisition.

During the six months ended June 30, 2011, cash used in financing activities was $28.9 million compared with $22.5 million for the six months ended June 30, 2010. This increase in cash used in financing activities was primarily attributable to an increased number of shares that were purchased during the six months ended June 30, 2011 compared to the same period in 2010.

Steiner Leisure had working capital of approximately $87.8 million at June 30, 2011, compared to working capital of approximately $77.7 million at December 31, 2010.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the six months ended June 30, 2011 and 2010, respectively, we purchased approximately 136,000 and 26,000 shares, with a value of approximately $6.5 million and $1.1 million, respectively. Those shares purchased were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were made outside of our repurchase plan.

Financing Activities

In connection with the acquisition of Bliss Inc. in November 2009, we entered into a new credit facility (the "Credit Facility") with a group of lenders including SunTrust Bank, our existing lender, consisting of a $60 million revolving credit facility, with $5.0 million swingline and $5.0 million letter of credit sub-facilities, and a delayed draw term loan facility of $50.0 million, both maturing October 30, 2012. The delayed draw term loan was fully funded at the closing of the Bliss Inc. acquisition. Extensions of credit under the Credit Facility may also be used (i) to pay certain fees and expenses associated with the Bliss Inc. acquisition, (ii) to refinance existing indebtedness, (iii) for capital expenditures, (iv) to finance possible future acquisitions permitted under the Credit Agreement and (v) for working capital and general corporate purposes, including letters of credit. The new credit facility replaced our 2007 credit facility, which has been terminated. During the three months ended March 31, 2011, the Company repaid all outstanding borrowings under the term loan. As of June 30, 2011, there was $60.0 million available under the revolving credit facility. Interest on borrowings under the Credit Facility accrues at base rate of the bank, LIBOR or a specified index rate, depending on which rate is lowest at the time, plus, in each case, a spread of between 3.00% - 3.50%, based upon the Company's financial performance. At June 30, 2011, our borrowing rate was 3.69%. Our obligations under the Credit Facility are secured by substantially all of the Company's present and future tangible and intangible assets.

Our credit facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. As of June 30, 2011, and through the date of this report, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from our operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in those years, though less so in 2010 and in the first and second quarters of 2011. Recurrence of the more severe aspects of the recent adverse economic conditions in North America and elsewhere and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition during any period of such recurrence.

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

    the adverse effect on our Schools segment of the DOE regulations that went into effect on July 1, 2011;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk is in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Government Regulation - General

New DOE Regulations

In October 2010, the DOE issued new regulations relating to the Title IV Programs. Among other areas covered are the following:  incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour (an area that will have a particular impact on our schools), verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV funds. These regulations became effective on July 1, 2011.

In June 2011, the DOE issued additional final rules with a general effective date of July 1, 2012 regarding gainful employment by program graduates in a recognized occupation, which rules require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV Program funding. Under the final DOE regulations, each program will be required to achieve threshold rates in three debt measure categories related to annual loan repayment rates, an annual debt-to-annual earnings ratio, and an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions. For any program that fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other requirements, disclose the amount by which the program missed the threshold rates and the institution's plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repayment of their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare programs costs. If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years.

We continue to analyze the new regulations and subsequent informal and formal guidance and clarifications issued by the DOE with respect to the new regulations to identify and assess potential impacts to our schools business and to consider and evaluate various strategies to address those potential impacts. The implementation of these rules will adversely affect the results of operations of our schools and will require us to change certain of our business practices and incur costs of compliance and in developing and implementing changes in operations. The new regulations will affect our student recruitment and/or enrollment by limiting the ability of our students and educational programs to remain eligible to participate in Title IV Programs, limiting the financial aid or government sponsored loan amounts a student can receive, adversely impacting our ability to compensate certain employees, and may result in changes in, or elimination of certain programs and may have other material effects on our schools business including limiting our ability to grow that business.

"90/10 Rule"

Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs. The HEA included relief from the 90/10 impact of increases in the amount of certain Title IV loans students may borrow. We expect that the expiration of this relief on July 1, 2011 will increase our institutions' 90/10 rates and will adversely affect our ability to comply with the 90/10 Rule.

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

Impermissible Recruiting, Admissions or Financial Aid Payments

Schools participating in Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The New DOE Regulations that took effect on July 1, 2011 eliminated all 12 safe harbors under the prior rule and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future. We cannot predict how the DOE will interpret the rule, but, in any event, we will have to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications could affect our ability to appropriately compensate and retain our admissions representatives and other officers and employees and could affect our enrollments, either of which could have a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse effect on our schools' results of operations and financial condition.

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

Government Regulation - Maritime

New rules currently proposed by the International Labour Organization under the Consolidated Maritime Labour Convention add requirements as to the hiring, training and hours of work and compensation of shipboard employees. It is anticipated that these rules will become effective one year after ratification by the required countries. These new rules, if adopted in their current form, would significantly increase our expenses associated with our shipboard employees, although the amount of such increase is not determinable at this time since the legislation has not yet been published to enable us to determine the impact of compliance.

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

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2011 through April 30, 2011	--	$--	--	$47,510,694
May 1, 2011 through May 31, 2011	115,940	48.11	115,940	41,933,273
June 1, 2011 through June 30, 2011	--	--	--	41,933,273
Total	115,940	$48.11	115,940	$41,933,273

(1)  No shares were purchased during the first quarter of 2011 pursuant to any repurchase plan of the Company. The Company's only repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $58,066,727 of our common shares have been purchased to date.

(2)  Includes commissions paid.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2011

STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (principal executive officer)

/s/ Robert H. Lazar
Robert H. Lazar Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.