Form 10-Q
period 2011-09-30
STEINER LEISURE Ltd
filed 2011-11-08
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

On October 28, 2011, the registrant had 14,974,655 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$69,718	$61,731
Accounts receivable, net	32,848	26,683
Accounts receivable - students, net	18,361	19,104
Inventories	60,042	51,908
Prepaid expenses and other current assets	14,023	10,292
Total current assets	194,992	169,718
PROPERTY AND EQUIPMENT, NET	77,109	79,157
GOODWILL	117,057	114,943
OTHER ASSETS:
Intangible assets, net	28,773	26,865
Deferred financing costs, net	636	1,669
Other	7,780	8,543
Total other assets	37,189	37,077
Total assets	$426,347	$400,895
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,263	$12,210
Accrued expenses	36,061	34,974
Current portion of long-term debt	--	5,000
Current portion of deferred rent	1,064	1,072
Current portion of deferred tuition revenue	23,202	22,183
Gift certificate liability	13,156	14,237
Income taxes payable	2,070	2,336
Total current liabilities	92,816	92,012
DEFERRED INCOME TAX LIABILITIES, NET	14,058	12,562
LONG-TERM DEBT, net of current portion	--	20,000
LONG-TERM DEFERRED RENT	10,770	10,597
LONG-TERM DEFERRED TUITION REVENUE	1,198	919
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,738 issued in 2011 and 23,615 shares issued in 2010	237	236
Additional paid-in capital	161,126	150,399
Accumulated other comprehensive loss	(3,464)	(3,403)
Retained earnings	417,144	378,519
Treasury shares, at cost, 8,213 shares in 2011 and 8,076
shares in 2010	(267,538)	(260,946)
Total shareholders' equity	307,505	264,805
Total liabilities and shareholders' equity	$426,347	$400,895

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Services	$119,255	$108,076	$344,999	$304,973
Products	60,101	53,068	170,748	153,138
Total revenues	179,356	161,144	515,747	458,111
COST OF REVENUES:
Cost of services	97,965	88,210	280,930	249,218
Cost of products	41,432	36,932	118,876	103,251
Total cost of revenues	139,397	125,142	399,806	352,469
Gross profit	39,959	36,002	115,941	105,642
OPERATING EXPENSES:
Administrative	12,171	7,922	28,600	26,778
Salary and payroll taxes	14,142	13,184	42,605	39,747
Total operating expenses	26,313	21,106	71,205	66,525
Income from operations	13,646	14,896	44,736	39,117
OTHER INCOME (EXPENSE), NET:
Interest expense	(253)	(959)	(1,578)	(2,650)
Other income	60	28	277	135
Total other income (expense), net	(193)	(931)	(1,301)	(2,515)
Income before provision for income taxes	13,453	13,965	43,435	36,602
PROVISION FOR INCOME TAXES	1,681	2,214	4,810	5,234
Net income	$11,772	$11,751	$38,625	$31,368
Income per share:
Basic	$0.79	$0.79	$2.58	$2.12
Diluted	$0.77	$0.78	$2.54	$2.08

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,625	$31,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,396	11,233
Stock-based compensation	8,083	6,091
Provision for doubtful accounts	1,328	963
Deferred income tax provision	1,496	1,476

Changes in:
Accounts receivable	(6,845)	(12,531)
Inventories	(8,208)	(17,460)
Prepaid expenses and other current assets	(3,717)	(3,308)
Other assets	763	1,163
Accounts payable	5,191	5,654
Accrued expenses	(1,277)	(4,756)
Income taxes payable	(289)	(1,127)
Deferred tuition revenue	1,298	7,465
Deferred rent	165	447
Gift certificate liability	(1,052)	(410)
Net cash provided by operating activities	46,957	26,268
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,325)	(5,369)
Acquisition, net of cash acquired	(2,357)	--
Post-closing working capital adjustments related to acquisition	--	4,013
Net cash used in investing activities	(9,682)	(1,356)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(6,592)	$(3,862)
Payments of long-term debt	(25,000)	(31,750)
Proceeds from share option exercises	2,670	1,617
Net cash used in financing activities	(28,922)	(33,995)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(366)	(621)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	7,987	(9,704)
CASH AND CASH EQUIVALENTS,
Beginning of period	61,731	52,851
CASH AND CASH EQUIVALENTS,
End of period	$69,718	$43,147
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$327	$1,596

Income taxes	$3,434	$4,693

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2010 audited Consolidated Balance Sheet included in our 2010 Annual Report on Form 10-K.

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

Steiner Leisure Limited (including its subsidiaries where the context requires, "Steiner Leisure," "we" "us" or "our") is a worldwide provider and innovator in the fields of beauty, wellness and education. We provide spa services in treatment and fitness facilities located on cruise ships and at hotel spas and day spas located in the United States, Caribbean, Asia, the Pacific and other locations.  We sell our products on board the ships we serve, at our hotel spas and day spas, through third party department stores, wholesale outlets, mail order and through our websites. As part of our beauty and wellness services, beginning in November 2011, we offer laser hair removal services at 71 locations (17 of which are operated by franchisees) in a total of 22 states through our Ideal Image Development, Inc. ("Ideal Image") subsidiary. We also own and operate 12 post-secondary schools (comprised of a total of 30 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Finished goods	$49,139	$39,666
Raw materials	10,903	12,242
	$60,042	$51,908

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of September 30, 2011, management was not aware of any impairment indicators associated with long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of January 1, 2011 and 2010, the Company performed its annual goodwill impairment test and determined there was no impairment. The Company believes that, as of September 30, 2011, no indicators of impairment were present which would warrant an interim impairment test. We have five operating segments: (1) Maritime, (2) Land-Based Spas, (3) Product and Distribution ("Products"), (4) Training, and (5) Schools. The Maritime, Land-Based Spas, Products and Schools operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during the nine months ended September 30, 2011, which related to an immaterial acquisition, was as follows (in thousands):

	Maritime	Land-Based Spas	Products	Schools	Total
Balance at December 31, 2010	$8,590	$40,297	$23,695	$42,361	$114,943
Acquired goodwill	2,114	--	--	--	2,114
Balance at September 30, 2011	$10,704	$40,297	$23,695	$42,361	$117,057

(d)	Income Taxes

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately ($1.5 million) and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and approximately ($0.3 million) and ($0.9 million) for the nine months ended September 30, 2011 and 2010, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately $0.2 million and ($1.5 million) for the three months ended September 30, 2011 and 2010, respectively, and approximately ($0.3 million) and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$11,772	$11,751	$38,625	$31,368

Weighted average shares outstanding used in calculating basic earnings per share	14,978	14,860	14,983	14,817
Dilutive common share equivalents	238	233	226	265
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,216	15,093	15,209	15,082

Income per common share:
Basic	$0.79	$0.79	$2.58	$2.12

Diluted	$0.77	$0.78	$2.54	$2.08

Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	9	94	3	27

The Company issued 1,000 and 4,000 of its common shares upon the exercise of share options during the three months ended September 30, 2011 and 2010, respectively, and issued 99,000 and 76,000 of its common shares upon exercise of share options during the nine months ended September 30, 2011 and 2010, respectively.
(g)	Stock-Based Compensation

The Company granted approximately 15,000 and 10,000 restricted share units during the three months ended September 30, 2011 and 2010, respectively, and approximately 24,000 and 32,000 restricted share units during the nine months ended September 30, 2011 and 2010, respectively. No other stock-based compensation was granted during the three months ended September 30, 2011 and 2010, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $4.9 million and $4.2 million for the three months ended September 30, 2011 and 2010, respectively. Of these amounts, $3.0 million and $2.5 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, respectively. Advertising costs were approximately $14.1 million and $12.2 million for the nine months ended September 30, 2011 and 2010, respectively, which $8.7 million and $7.4 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, advertising costs included in prepaid expenses were not material.

(i)	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for impairment" ("ASU 2011-08"). This new guidance allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011. If an entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. Early adoption is permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). This new guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. While the guidance will impact the presentation within our financial statements, we do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 provides a definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application is not permitted. We are currently assessing the future impact, if any, of this ASU to our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether Restructuring Is a Troubled Debt Restructuring," ("ASU 2011-02"). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. Specifically, creditors will be required to consider whether the debtor is experiencing financial difficulties or whether the creditor has granted a concession. This guidance was effective for us for the first interim period beginning on or after June 15, 2011. We were required to apply this ASU retrospectively for all modifications and restructuring activities that have occurred from January 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of breakage. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed, referred to as "breakage."  We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we have sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over, the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in Services Revenue in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010 and is not material.

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

Cash and cash equivalents, accounts receivable, accounts receivable - students and accounts payable are reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value due to the short maturity of these instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of December 31, 2010 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.

(4)	COMMITMENTS AND CONTINGENCIES:

(a)	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Other than as described below, there have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2010.

In April  2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages.  The action was presented as a class action, although Plaintiff has not yet filed a Motion for Class Certification.  This matter seeks unspecified damages. Likelihood of an unfavorable outcome resulting in a loss is reasonably possible, but we are unable to provide an estimate of the amount or range of potential loss in this matter.
(5)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2011	2010

Operative commissions	$4,612	$3,001
Minimum cruise line commissions	5,132	4,636
Payroll and bonuses	7,929	9,500
Rent	1,024	1,134
Other	17,364	16,703
Total	$36,061	$34,974

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

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our existing lender. The Credit Facility consists of a $60.0 million Revolving Credit Facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility, referred to collectively as the Revolving Facility, with a termination date of November 1, 2016, and a term loan facility, referred to as the Term Facility, in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our existing facility was terminated. On the closing of the Credit Facility, the entire amount of the term loan facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility will be used (i) to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction, (ii) for capital expenditures, (iii) to finance acquisitions permitted under the Credit Agreement, and (iv) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a Base Rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate Loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate Loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the Credit Agreement) or the maturity date, as the case may be.  Interest on each Base Rate Loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments beginning March 31, 2012. At September 30, 2011, our borrowing rate was 3.72%.

All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries.  The obligations under the Credit Facility are secured by substantially all of the Borrower's present and future assets.

The Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. We are in compliance with these covenants as of the date of this report.  Our prior credit agreement contained similar covenants and as of September 30, 2011, and through the termination of that facility, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from our operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

(7)	COMPREHENSIVE INCOME (LOSS):

The components of Steiner Leisure's comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$11,772	$11,751	$38,625	$31,368
Foreign currency translation adjustments, net of taxes	(592)	1,707	(61)	43
Comprehensive income	$11,180	$13,458	$38,564	$31,411

(8)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2011 and 2010, respectively, we purchased approximately 137,000 and 102,000 shares, with a value of approximately $6.6 million and $3.9 million, respectively. Of those shares purchased, 22,000 and 31,000 shares for the nine months ended September 30, 2011 and 2010, respectively, were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Spa Operations	$132,601	$118,242	$378,801	$331,157
Products	39,764	32,348	110,623	95,544
Schools	15,712	16,658	49,550	49,741
Other	(8,721)	(6,104)	(23,227)	(18,331)
Total	$179,356	$161,144	$515,747	$458,111
Income from Operations:
Spa Operations	$10,028	$9,787	$29,811	$22,960
Products	2,507	2,752	6,450	6,481
Schools	1,964	3,679	9,275	11,910
Other	(853)	(1,322)	(800)	(2,234)
Total	$13,646	$14,896	$44,736	$39,117

	September 30,	December 31,
	2011	2010
Identifiable Assets:
Spa Operations	$239,207	$213,090
Products	177,133	160,014
Schools	90,592	93,164
Other	(80,585)	(65,373)
Total	$426,347	$400,895

Included in the identifiable assets of Spa Operations, Products and Schools is goodwill of $51.0 million, $23.7 million and $42.4 million, respectively, as of September 30, 2011 and $48.8 million, $23.7 million and $42.4 million, respectively, as of December 31, 2010.

(10)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
United States	$45,869	$45,113	$145,099	$136,934
United Kingdom	17,383	14,155	45,943	39,374
Not connected to a country	108,114	93,874	299,575	257,060
Other	7,990	8,002	25,130	24,743
Total	$179,356	$161,144	$515,747	$458,111

	September 30,	December 31,
	2011	2010
Property and Equipment, net:
United States	$49,566	$50,909
United Kingdom	5,845	4,641
Not connected to a country	1,427	1,699
Other	20,271	21,908
Total	$77,109	$79,157

(11)	SUBSEQUENT EVENTS:

On November 1, 2011, we acquired of all of the issued and outstanding capital stock of Ideal Image. Ideal Image is a leader in the growing consumer healthcare category of laser hair removal. Ideal Image has a network of 71 treatment centers (17 are operated by franchisees) in a total of 22 states, offering services in an upscale retail setting. The two Co-CEOs of Ideal Image have agreed to continue in those roles.

The purchase price for this transaction was $175.0 million payable in cash at closing, and was paid from existing cash and through borrowings under our new Credit Facility.

On November 7, 2011, we acquired the assets of Cortiva Group, Inc. ("Cortiva"). Cortiva operates seven post-secondary massage therapy schools with a total of 12 campuses located in Arizona, Florida, Illinois, Massachusetts, New Jersey, Pennsylvania and Washington.  Steiner, through its Schools Division, now owns and operates a total of 30 campuses in 14 states with a total population of approximately 5,200 students.

This transaction had a purchase price of $33.0 million in cash. The purchase price was paid from existing cash and through borrowings under our new Credit Facility.

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

As a result of our acquisition of Ideal Image, there are 71 laser hair removal treatment centers (17 of which are operated by franchisees) in a total of 22 states offering services under the Ideal Image brand in an upscale retail setting. These facilities are subject to regulation in the states in which they are located, related to, among other things, corporate entities such as Ideal Image "practicing medicine" and to the provision of the laser hair removal services themselves.

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 30 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the federal student financial assistance programs (the "Title IV Programs") authorized by Title IV of the Higher Education Act of 1965 (the "HEA") and administered by the U.S. Department of Education (the "DOE"). Accordingly, we must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations and have adversely affected our Schools segment's enrollments and are anticipated to continue to adversely affect our enrollments and our results of operations, although the full extent of the effect on our business cannot yet be determined.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the U.S. (where a significant portion of our shipboard and land-based spa customers reside) and other world economies, including a significant reduction in consumer spending, which began in 2008, but improved in 2010 and during the first, second and third quarters of 2011, including increased unemployment, and the problems in the credit and capital markets, have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The impact on consumers of periodic high fuel costs has added to this turmoil. High fuel costs also increase our product delivery and employee travel costs, including increases in such costs during the first, second and third quarters of 2011, as well as the travel costs of prospective guests of our shipboard and land-based spas. These conditions have impacted consumer confidence and placed considerable negative pressure on discretionary consumer spending, including spending on cruise and hospitality industry venue vacations, hotel stays and our services and products, although this improved in 2010 and during the first, second and third quarters of 2011. As a consequence of these economic conditions, our results of operations and financial condition for the third and fourth quarters of 2008, 2009 and, to a lesser extent, 2010 were adversely affected. A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced during the first nine months of 2011 could have a material adverse effect on our services and product sales for the balance of 2011 and thereafter during any such recurrence, continuation or worsening.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the ingredients and manufacturing of many of our products in U.K. Pounds Sterling and Euros. The U.S. Dollar strengthened significantly in the second half of 2008, favorably affecting our results, but during 2009, 2010 and in 2011, again weakened against the U.K. Pound Sterling and the Euro. To the extent that the U.K. Pound Sterling or the Euro continues to become stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

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

On November 1, 2011, we acquired of all of the issued and outstanding capital stock of Ideal Image. Ideal Image is a leader in growing consumer healthcare category of laser hair removal. Ideal Image has a network of 71 treatment centers (17 are operated by franchisees) in a total of 22 states, offering services in an upscale retail setting. The two Co-CEOs of Ideal Image have agreed to continue in those roles.

The purchase price for this transaction was $175.0 million payable in cash at closing, and was paid from existing cash and through borrowings under our new Credit Facility.

On November 7, 2011, we acquired the assets of Cortiva Group, Inc. ("Cortiva"). Cortiva operates seven post-secondary massage therapy schools with a total of 12 campuses located in Arizona, Florida, Illinois, Massachusetts, New Jersey, Pennsylvania and Washington.  Steiner, through its Schools Division, now owns and operates a total of 30 campuses in 14 states with a total population of approximately 5,200 students.

This transaction had a purchase price of $33.0 million in cash. The purchase price was paid from existing cash and through borrowings under our new Credit Facility.

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

Our critical accounting policies are included in our 2010 Annual Report on Form 10-K. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2011 to the critical accounting policies disclosed in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 3(i) to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Services	66.5%	67.1%	66.9%	66.6%
Products	33.5	32.9	33.1	33.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.6	54.7	54.5	54.4
Cost of products	23.1	22.9	23.0	22.6
Total cost of revenues	77.7	77.6	77.5	77.0
Gross profit	22.3	22.4	22.5	23.0
Operating expenses:
Administrative	6.8	4.9	5.5	5.8
Salary and payroll taxes	7.9	8.2	8.3	8.7
Total operating expenses	14.7	13.1	13.8	14.5
Income from operations	7.6	9.3	8.7	8.5
Other income (expense), net:
Interest expense	(0.1)	(0.6)	(0.3)	(0.6)
Other income	--	--	--	--
Total other income (expense), net	(0.1)	(0.6)	(0.3)	(0.6)
Income before provision for income taxes	7.5	8.7	8.4	7.9
Provision for income taxes	0.9	1.4	0.9	1.1
Net income	6.6%	7.3%	7.5%	6.8%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2011 and 2010, respectively, were as follows (in thousands):

	Three Months Ended September 30,		% Change
Revenue:	2011	2010
Spa Operations Segment	$132,601	$118,242	12.1%
Products Segment	39,764	32,348	22.9%
Schools Segment	15,712	16,658	(5.7%)
Other	(8,721)	(6,104)	N/A
Total	$179,356	$161,144	11.3%

Total revenues increased approximately 11.3%, or $18.3 million, to $179.4 million in the third quarter of 2011 from $161.1 million in the third quarter of 2010. Of this increase, $11.2 million was attributable to an increase in services revenues and $7.1 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 12.1%, or $14.4 million, to $132.6 million in the third quarter of 2011 from $118.2 million in the third quarter of 2010. Average weekly revenues for our land-based spas increased 5.9% to $27,824 in the third quarter of 2011 from $26,274 in the third quarter of 2010. In January 2011, we completed the acquisition of The Onboard Spa Company ("Onboard"). We had an average of 2,710 shipboard staff members in service in the third quarter of 2011, compared to an average of 2,309 shipboard staff members in service in the third quarter of 2010. Revenues per shipboard staff per day decreased by 1.8% to $434 in the third quarter of 2011 from $442 in the third quarter of 2010. Average weekly revenues for our shipboard spas decreased by 1.9% to $53,358 in the third quarter of 2011 from $54,357 in the third quarter of 2010. Excluding the ships we began serving in connection with the acquisition of Onboard, average weekly revenues of our shipboard spas increased by 2.4% to $55,645 in the third quarter of 2011 and revenues per shipboard staff per day was unchanged from the third quarter of 2010. The increases in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 22.9% or $7.5 million to $39.8 million in the third quarter of 2011 from $32.3 million in the third quarter of 2010. This increase is primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues decreased approximately 5.7% or $1.0 million to $15.7 million in the third quarter of 2011 from $16.7 million in the third quarter of 2010. This decrease in revenues was primarily attributable to decreased enrollments.

COST OF SERVICES

Cost of services increased $9.8 million to $98.0 million in the third quarter of 2011 from $88.2 million in the third quarter of 2010. Cost of services as a percentage of services revenues was 82.1% in the third quarter of 2011 and 81.6% in the third quarter of 2010. This increase was primarily due to the weaker performance of our Schools segment.

COST OF PRODUCTS

Cost of products increased $4.5 million to $41.4 million in the third quarter of 2011 from $36.9 million in the third quarter of 2010. Cost of products as a percentage of products revenue decreased to 68.9% in the third quarter of 2011 from 69.6% in the third quarter of 2010. Excluding the foreign exchange impact, cost of products as a percentage of product revenue was 66.8% in the third quarter of 2010. The increase in the third quarter of 2011, was primarily attributed to the additional discounts given on the sale of our products and some inefficiencies caused by the move of one of our warehouses.

OPERATING EXPENSES

Operating expenses increased $5.2 million to $26.3 million in the third quarter of 2011 from $21.1 million in the third quarter of 2010. Operating expenses as a percentage of revenues increased to 14.7% in the third quarter of 2011 from 13.1% in the third quarter of 2010. Excluding the foreign exchange impact, operating expenses as a percentage of revenues would have been 13.8% in the third quarter of 2010. Excluding the impact of $1.3 million of transaction costs related to the proposed acquisitions of Ideal Image and Cortiva, operating expenses as a percentage of revenues would have been 13.1% in the third quarter of 2011. This decrease was primarily attributable to better cost controls.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended September 30, 2011 and 2010, respectively, was as follows (in thousands):

	For the Three Months Ended September 30,		% Change
Income from Operations:	2011	2010
Spa Operations Segment	$10,028	$9,787	2.5%
Products Segment	2,507	2,752	(8.9%)
Schools Segment	1,964	3,679	(46.6%)
Other	(853)	(1,322)	N/A
Total	$13,646	$14,896	(8.4%)

The increase in operating income in the Spa Operations segment was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. The decrease in operating income in the Products segment was primarily attributable to the additional discounts given on the sale of our products and some inefficiencies caused by the move of one of our warehouses. The decrease in the operating income in the Schools segment was primarily attributable to lower enrollments and higher operating costs attributable to that segment. Included in "Other" is the $1.3 million in transactions costs discussed above.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to decreased interest expense as a result of the debt and deferred financing fees we expensed in connection with the pay-off of our term loan which occurred during the first quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.5 million to $1.7 million in the third quarter of 2011 from $2.2 million in the third quarter of 2010. Provision for income taxes decreased to an overall effective rate of 12.5% in the third quarter of 2011 from 15.9% in the third quarter of 2010. Excluding the $437,000 that was incurred in connection with certain tax planning for a foreign subsidiary, the overall effective rate would have been unchanged between the third quarter of 2011 and 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2011 and 2010, respectively, were as follows (in thousands):

	Nine Months Ended September 30,		% Change
Revenue:	2011	2010
Spa Operations Segment	$378,801	$331,157	14.4%
Products Segment	110,623	95,544	15.8%
Schools Segment	49,550	49,741	(0.4%)
Other	(23,227)	(18,331)	N/A
Total	$515,747	$458,111	12.6%

Total revenues increased approximately 12.6%, or $57.6 million, to $515.7 million in the nine months ended September 30, 2011 from $458.1 million in the nine months ended September 30, 2010. Of this increase, $40.0 million was attributable to a increase in services revenues and $17.6 million was attributable to a increase in products revenues.

Spa Operations Segment Revenues. Spa Operations segment revenues increased approximately 14.4%, or $47.6 million, to $378.8 million in the nine months ended September 30, 2011 from $331.2 million in the nine months ended September 30, 2010. In addition, average weekly revenues for our land-based spas increased 7.1% to $29,674 in the nine months ended September 30, 2011 from $27,714 in the nine months ended September 30, 2010. In January 2011, we completed the acquisition of Onboard. We had an average of 2,589 shipboard staff members in service in the nine months ended September 30, 2011, compared to an average of 2,206 shipboard staff members in service in the nine months ended September 30, 2010. Revenues per shipboard staff per day was $424 and $427 for both the nine months ended September 30, 2011 and 2010. Average weekly revenues for our shipboard spas decreased by 1.7% to $51,018 in the nine months ended September 30, 2011 from $51,913 in the nine months ended September 30, 2010. Excluding the ships we began serving in connection with the acquisition of Onboard, revenue per shipboard staff per day increased 1.0% to $431 and average weekly revenues increased by 2.5% to $53,188 for the nine months ended September 30, 2011. The increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Segment Revenues. Products segment revenues increased approximately 15.8%, or $15.1 million to $110.6 million in the nine months ended September 30, 2011 from $95.5 million in the nine months ended September 30, 2010. This increase is primarily attributable to strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Segment Revenues. Schools segment revenues decreased approximately 0.4%, or $0.1 million to $49.6 million in the nine months ended September 30, 2011 from $49.7 million in the nine months ended September 30, 2010. This decrease in revenues was primarily attributable to lower enrollments.

COST OF SERVICES

Cost of services increased $31.7 million to $280.9 million in the nine months ended September 30, 2011 from $249.2 million in the nine months ended September 30, 2010. Cost of services as a percentage of services revenues was 81.4% in the nine months ended September 30, 2011 and 81.7% in the nine months ended September 30, 2010. This decrease was primarily due to the stronger performance of our Spa Operations segment.

COST OF PRODUCTS

Cost of products increased $15.6 million to $118.9 million in the nine months ended September 30, 2011 from $103.3 million in the nine months ended September 30, 2010. Cost of products as a percentage of products revenue increased to 69.6% in the nine months ended September 30, 2011 from 67.4% in the nine months ended September 30, 2010. This increase was primarily attributed to additional discounts given on the sale of our products and some inefficiencies caused by the move of one of our warehouses.

OPERATING EXPENSES

Operating expenses increased $4.7 million to $71.2 million in the nine months ended September 30, 2011 from $66.5 million in the nine months ended September 30, 2010. Operating expenses as a percentage of revenues decreased to 13.8% in the nine months ended September 30, 2011 from 14.5% in the nine months ended September 30, 2010. The decrease was primarily attributable to better cost controls. Included in the 2011 operating expenses are $1.3 million of transaction costs of relating to the proposed acquisitions of Ideal Image and Cortiva.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the nine months ended September 30, 2011 and 2010, respectively, was as follows (in thousands):

	For the Nine Months Ended September 30,		% Change
	2011	2010
Income from Operations:
Spa Operations Segment	$29,811	$22,960	29.8%
Products Segment	6,450	6,481	(0.5%)
Schools Segment	9,275	11,910	(22.1%)
Other	(800)	(2,234)	N/A
Total	$44,736	$39,117	14.4%

The increase in operating income in the Spa Operations segment was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. The decrease in operating income in the Products segment was primarily attributable to the additional discounts given on the sale of our products and some inefficiencies caused by the move of one of our warehouses. The decrease in the operating income in the Schools segment was primarily attributable to lower enrollments and higher operating costs attributable to that segment. Included in "Other" is the $1.3 million in transactions costs discussed above.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to decreased interest expense as a result of the debt and deferred financing fees we expensed in connection with the payoff of our term loan which occurred during the first quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.4 million to $4.8 million in the nine months ended September 30, 2011 from $5.2 million in the nine months ended September 30, 2010. Provision for income taxes decreased to an overall effective rate of 11.1% in the nine months ended September 30, 2011 from 14.3% in the nine months ended September 30, 2010. Excluding the $437,000 that was incurred in connection with certain tax planning for a foreign subsidiary, the overall effective rate for the nine months ended September 30, 2010 would have been 13.1%. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income earned in the nine months ended September 30, 2011 than such income represented in the nine months ended September 30, 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2011, net cash provided by operating activities was approximately $47.0 million compared with $26.3 million for the nine months ended September 30, 2010. This increase was attributable to an increase in net income and changes in working capital.

During the nine months ended September 30, 2011, cash used in investing activities was $9.7 million compared with cash used in investing activities of $1.4 million for the nine months ended September 30, 2010. This change was primarily attributable to the completion of the Onboard acquisition in January of 2011. In the second quarter of 2010, there was a $4.0 million cash receipt associated with a post-closing working capital adjustment related to the Bliss Inc. acquisition.

During the nine months ended September 30, 2011, cash used in financing activities was $28.9 million compared with $34.0 million for the nine months ended September 30, 2010. This decrease in cash used in financing activities was primarily attributable to more payments on our long-term debt during the nine months ended September 30, 2010 compared to the same period in 2011.

Steiner Leisure had working capital of approximately $102.2 million at September 30, 2011, compared to working capital of approximately $77.7 million at December 31, 2010.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2011 and 2010, respectively, we purchased approximately 137,000 and 102,000 shares, with a value of approximately $6.6 million and $3.9 million, respectively. Of those shares purchased, 22,000 and 31,000 shares for the nine months ended September 30, 2011 and 2010, respectively, were surrendered by our employees in connection with the vesting of restricted shares and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

Financing Activities

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our existing lender. The Credit Facility consists of a $60.0 million Revolving Credit Facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility, referred to collectively as the Revolving Facility, with a termination date of November 1, 2016, and a term loan facility, referred to as the Term Facility, in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our existing facility was terminated. On the closing of the Credit Facility, the entire amount of the term loan facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility will be used (i) to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction, (ii) for capital expenditures, (iii) to finance acquisitions permitted under the Credit Agreement, and (iv) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a Base Rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate Loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate Loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the Credit Agreement) or the maturity date, as the case may be.  Interest on each Base Rate Loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments beginning March 31, 2012. At September 30, 2011, our borrowing rate was 3.72%.

All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries.  The obligations under the Credit Facility are secured by substantially all of the Borrower's present and future assets.

The Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. We are in compliance with these covenants as of the date of this report.  Our prior credit agreement contained similar covenants and as of September 30, 2011, and through the termination of that facility, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

We believe that cash generated from our operations is sufficient to satisfy the cash required to operate our current business for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in those years, though less so in 2010 and in the first, second and third quarters of 2011. Recurrence of the more severe aspects of the recent adverse economic conditions in North America and elsewhere and over-capacity in the cruise industry could have a material adverse effect on our business, results of operations and financial condition during any period of such recurrence.

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

    the risk that we will be unable to successfully integrate or profitably operate Bliss Inc., Ideal Image, Cortiva or other operations that we may acquire in the future, with our then existing businesses;

    the risks related to the regulated nature of our Ideal Image laser hair removal operations;

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

    foreign currency exchange rate risk;

    the special regulatory and operational risks related to the franchised Ideal Image operations;

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Other than as described below, there have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2010.

In April  2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action, although the plaintiff has not yet filed a Motion for Class Certification. This matter seeks unspecified damages. Likelihood of an unfavorable outcome resulting in a loss is reasonably possible, but we are unable to provide an estimate of the amount or range of potential loss in this matter.

Item 1A.	Risk Factors

There were no material changes during the third quarter of 2011 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 or in our 10-Q for the three months ended June 30, 2011, other than as set forth below:

Our Ideal Image Laser Hair Removal Franchisees are Independent Operators and We Have Limited Influence Over Their Operations.

Ideal Image has granted rights to 17 independent businesses to operate laser hair removal centers as franchisees, under the "Ideal Image" name. We are entitled to royalty payments from the franchisees based on the amount of revenues generated by the franchisees. Accordingly, a portion of our Ideal Image revenues depends on the success of these franchisees. Should our franchisees' sales volumes, profitability, and financial viability, begin to falter; our revenues would be adversely affected. Our franchisees are independent operators and we cannot control many factors that drive the success of their businesses. According to our franchise agreements, we can, mandate certain items such as, signage, equipment and hours of operation, establish operating procedures and approve suppliers, distributors and the products or services that may be offered by the franchisees. However, the quality of franchise center operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate centers in a manner consistent with our standards and requirements or standards set by federal, state and local governmental laws and regulations. In addition, franchisees may not hire and train qualified managers and other personnel. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, any delay in identifying and addressing problems could harm the Ideal Image brand and hinder the profitability of the businesses. In addition, our franchisees are independent operators and, therefore, we have limited influence over their activities outside of the franchise, and cannot prohibit them from operating other businesses or incurring excessive indebtedness. Occasionally, these franchisees have used the cash generated by their locations to expand or subsidize the losses incurred by their other businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees may over leverage and experience financial difficulty. To the extent that our franchisees use the cash from their centers to subsidize their other businesses or experience financial distress, due to over-leverage or otherwise, it could adversely affect Ideal Image's (i) operating results as a result of delayed or reduced payments of royalties, (ii) future revenue, earnings and cash flow growth and (iii) overall financial condition. In addition, lenders that are adversely affected by franchisees who default on their indebtedness may be less likely to provide the Company or its current or prospective franchisees necessary financing.

Franchise Regulations Could Limit Our Ability to Take Certain Actions With Regard to Our Ideal Image Franchisees

Ideal Image's franchise activities are subject to federal, state, and international laws regulating the offer and sale of franchises and the dictating the nature of our franchise relationships. These laws impose registration, extensive disclosure requirements, and bonding requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of franchise relationships impose fair dealing standards during the term of the franchise relationships and limitations on ability of a franchisor like us to terminate or refuse to renew a franchise. As such, the law may require us to retain an under-performing franchise and we may be unable to replace the franchisee, which could adversely impact our revenues. We cannot predict the nature and effect of any future legislation or regulation on our franchise operations.

If We Cannot Open New Laser Hair Removal Centers On Schedule and Profitably, or if Our New Centers Are Not Successful, Our Planned Future Growth Will Be Impeded, Which Would Adversely Affect The Profitability of Our Laser Hair Removal Business.

The success of our laser hair removal centers is dependent upon both increases in sales in existing centers and the ability to open profitable new centers. Increases in sales in existing centers are dependent on factors such as competition, center operations, and the ability of our customers to receive financing. Our ability to timely open new centers and to expand into additional market areas depends in part on the following factors: the availability of attractive center locations; the absence of occupancy and permitting delays; the ability to negotiate acceptable lease terms; the ability to identify favorable demographic trends in different geographic areas; the hiring, training and retention of competent sales personnel; general economic conditions; the legal and regulatory environment in the prospective jurisdiction and the availability of sufficient funds for expansion. Many of these factors are beyond our control. Delays or failures in opening new centers, including our new center formats, or achieving lower than expected sales in new centers and new center formats, or drawing a greater than expected proportion of sales in new centers or new center formats from our existing centers, could materially adversely affect our growth and financial position. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new centers, remodeling or relocating centers or expanding profitably.

Some of our new laser hair removal centers may be located in areas where the population is not familiar with our brand. Those markets may have different competitive conditions, market conditions, and demographic trends than our existing markets, which may cause our new centers to be less successful than our existing centers. Alternatively, many of our new centers will be located in areas where we have existing centers. Although we have experience in these markets, increasing the number of locations in these markets may result in inadvertent over-saturation of markets and temporarily or permanently divert customers and sales from our existing centers.

Government Regulation - Laser Hair Removal Centers

HIPAA

The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act) (collectively referred to as "HIPAA"), requires us to provide certain protections to patients and their health information, including limiting the uses and disclosure of patient health information existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical, and technical safeguards with respect to patient health information maintained in electronic format. Enforcement of HIPAA includes a four-tiered schedule of monetary penalties which can require payment of up to $50,000 per violation and an annual maximum penalty of $1,500,000. Such penalty is based on the nature and extent of the violation and the nature and extent of the harm. Any violation of HIPAA by us or one of our employees could lead to substantial penalties, which could adversely impact the conduct of our laser hair removal business as well as the results of operations and financial condition of that business.

Some States Prohibit the Referral of Patients to Facilities With Which a Health Care Provider Has a Financial Relationship or the Payment of a Fee For Referral.

The laws in some of the states in which we operate laser hair removal centers, or may operate in the future, prohibit physicians and other health care providers from referring patients to facilities in which the physician or health care provider has a financial interest. Some states also have anti-kickback statutes which prohibit the payment for referrals. These laws may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians or be subject to civil and administrative sanctions, including, but not limited to, refund requirements. Such events could adversely affect the decision of referring physicians to refer patients to our centers and affect our ability to procure the services of medical directors in such states, each of which could adversely impact the success of our laser hair removal business.

Many States Prohibit Business Entities From Owning or Controlling Medical Practices.

The laws in many of the states in which we operate laser hair removal centers, or may operate in the future, prohibit business entities from practicing medicine and from exercising control over or employing physicians who practice medicine. This corporate practice of medicine prohibition is intended to prevent unlicensed persons from interfering with or inappropriately influencing the physician's professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. There is a risk that state authorities or courts may find that our relationships with our affiliated physicians and practice groups violate state corporate practice of medicine and fee-splitting prohibitions. In addition, authorities or courts could determine that we have not complied with new laws which may be enacted, rendering our arrangements illegal. If any of these events occur, we may be subject to significant fines and penalties, and significant changes in our business model may be required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2011 through July 31, 2011	--	$--	--	$41,933,273
August 1, 2011 through August 31, 2011	1,964	42.30	--	41,933,273
September 1, 2011 through September 30, 2011	--	--	--	41,933,273
Total	1,964	$42.30	--	$41,933,273

(1)  No shares were purchased during the third quarter of 2011 pursuant to any repurchase plan of the Company. The Company's only repurchase plan was approved on February 27, 2008 and replaced the then-existing plan. The plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $58,066,727 of our common shares have been purchased to date.

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

Dated: November 8, 2011

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