Form 10-Q/A
period 2011-09-30
STEINER LEISURE Ltd
filed 2011-11-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)
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

Explanatory Note

 This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the "Report") filed with the Securities and Exchange Commission on November 8, 2011.  This Form 10-Q/A is being filed for the sole purpose of correcting the exhibit number with respect to the Registrant's Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T, so that the Interactive Data Files intended to be filed with the Report may appear as exhibits to the Report.  This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

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