Form 10-K
period 2011-12-31
STEINER LEISURE Ltd
filed 2012-03-15
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [  ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   [  ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

       The aggregate market value of the registrant's common shares held by non-affiliates was $628,026,455 as of June 30, 2011, based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2011, which is the last business day of the registrant's most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

       As of March 5, 2012, the registrant had 15,262,783 common shares issued and outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days after the registrant's fiscal year ended December 31, 2011, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries) is a worldwide provider and innovator in the fields of beauty, wellness and education. Steiner Leisure was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels (referenced collectively below as "hotels"), luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image laser hair removal centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products, which are sold at our facilities, through e-commerce and through third party retail outlets and other channels, and operate post-secondary schools offering massage therapy and related courses.

The cruise ships and third-party land-based venues we serve include those of Caesars Entertainment, Carnival Cruise Lines, Celebrity Cruises, Crystal Cruises, Cunard Cruise Line, Hilton Hotels, Holland America Line, InterContinental Hotels and Resorts, Kerzner International, Loews Hotels, Marriott Hotels, Nikko Hotels, Norwegian Cruise Lines, P&O Cruises, Princess Cruises, Royal Caribbean Cruises, Seabourn Cruise Line, Sofitel Luxury Hotels, St. Regis Hotels and Resorts, Thomson Cruises, W Hotels and Resorts and Westin Hotels and Resorts. As of February 13, 2012, we served 152 cruise ships representing 19 cruise lines, and operated 54 resort spas, 11 urban hotel spas, six day spas and 59 Ideal Image laser hair removal centers.

We also operate 12 post-secondary schools (comprised of a total of 30 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. As described in more detail below, recent legislation has placed significant restrictions on the operation of post-secondary schools, such as ours, that are dependent to a major extent on the ability of students and prospective students to obtain loans under Title IV of the Higher Education Act of 1965 (the "HEA"), which is administered by the U.S. Department of Education (the "DOE").

In December 2009, we acquired all of the stock of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). Bliss Inc. is a spa and skincare company with urban hotel and day spa locations, offering services (including laser hair removal at two of its facilities) under the Bliss and Remède® brands and products under the Bliss and Laboratoire Remède® brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, Ulta and Sephora stores and other domestic and international retail locations, as well as QVC. The purchase price for Bliss Inc. was $100 million in cash, less cash acquired, which was paid from our existing cash and through borrowings under our credit facility then in place. In connection with this acquisition, Bliss and Remède spas and amenities remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

In January 2011, we acquired the assets of The Onboard Spa Company Limited ("Onboard"). Onboard provided spa services and sold spa products on 13 cruise ships, five of which had large spa facilities. In connection with this transaction, the principal owners of Onboard entered into consulting and non-competition agreements with us. The purchase price of Onboard was $4.5 million, including contingent consideration, which was paid from our existing cash.

In November 2011, we acquired all of the stock of Ideal Image Development, Inc. ("Ideal Image"), a leader in the cosmetic healthcare category of laser hair removal, which had a nationwide network of 68 treatment centers (17 operated by franchisees) across 21 states. The purchase price of Ideal Image was $175 million, less cash acquired, which was paid from our existing cash and common shares and through borrowings under a new credit facility entered into at the time of the acquisition.

Also in November 2011, we acquired all of the assets of Cortiva Group, Inc. ("Cortiva"), which operated seven post-secondary massage therapy schools with a total of 12 campuses located in Arizona, Florida, Illinois, Massachusetts, New Jersey, Pennsylvania and Washington. The purchase price of Cortiva was $33 million in cash, less cash acquired, and was paid from our existing cash.

We provide our shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Many of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 13, 2012, 117 of the 152 ships we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $61,287 in 2011 and $59,521 in 2010, as compared to average weekly revenues of $16,350 in 2011 and $16,986 in 2010 for the other ships we served. Our services include massages, facials, microdermabrasion, waxing, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and teeth whitening, as well as a variety of other specialized beauty and body treatments and services, acupuncture (on more than half of the ships we serve) and, on many ships we serve, medi-spa services such as BOTOX® Cosmetic, Dysport®, Restylane® and Perlane®. Our range of services is designed to capitalize on the significant consumer interest in health awareness, personal care and fitness.

We provide spa services (other than medi-spa services) similar to those we provide on cruise ships at 65 hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations. These spas are operated primarily under the Mandara® and Bliss brands. Additional spas under these brands and the Remède brand are operated by third parties under license from us. We also operate Elemis luxury day spas in each of Coral Gables, Florida and London, England and Bliss premium urban day spas in New York City (two spas) and London.

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, Remède, Laboratoire Remède, Mandara Spa(R), Mandara and Jou® brands. Our products are produced for us by several suppliers, including premier United States and European manufacturers.

We also sell products of third parties, both under our packaging and labeling and under those of third parties. The products we sell include beauty preparations such as lotions aimed at reducing the appearance of aging on skin, aromatherapy oils, cleansers and creams and other facial and skin care preparations, hair care products, moisturizers and lotions, nail care products, footwear and shapewear, including, among others, a variety of products under the Steiner® and Mandara names. We sell our products through, among other channels, e-commerce, catalogs, on board the ships we serve, at our land-based spas, through department stores and third party retail outlets and distributors, as well as through salons, mail order and our web sites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com.

During 2011, services accounted for approximately 67% of our revenues and products accounted for approximately 33% of our revenues.

As described in more detail below, the economic slowdown experienced in recent years has adversely impacted consumer spending and the cruise and hospitality industries in various regions worldwide, as well as our business.

See Note 13, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, income from operations, depreciation and amortization, capital expenditures and identifiable assets for our Spa Operations, Schools and Products operating segments in 2011, 2010 and 2009 and Laser Hair Removal operating segment for 2011; and Note 14, "Geographic Information," for financial information regarding the geographic areas in which we operate.

Our Shipboard Spa Business

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

According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 10.1 million in 2006 to a CLIA-estimated 11.2 million in 2011, including an estimated increase of approximately 440,000 North American passengers in 2011 compared to 2010. The increase from 2010 to 2011 may continue to reflect passengers traveling due to significant discounts offered by certain cruise lines. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. To the extent there is a continuation of the economic slowdown, declines in passenger volume on cruises, including North American Cruises, could resume, which would adversely affect our business. As of February 13, 2012, approximately 97 of the 152 ships we served offered North American Cruises.

According to a 2011 industry study published by CLIA, levels of the highest satisfaction are reported by vacationers for cruises and travelers' high level of interest in cruising is steadily increasing, with vacationers' interest in cruising surpassing interest in most other vacation alternatives. Additionally, the study reports that most people deem cruises as a very high value for the cost and a superior value to other types of vacations. In comparing the benefits of cruise vacations to other vacations, "being pampered" was among the highest rated advantages offered by cruise vacations compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

Over the years, the trend has been for cruise lines to build larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer larger fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. A few new ships have dedicated medi-spa facilities as part of the spa facilities we operate. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 13, 2012, 117 of the ships we served offered large spa facilities. All four of the new ships scheduled to be introduced during the remainder of 2012 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 13, 2012, we provided our services and products to 19 cruise lines representing a total of 151 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 13, 2012 under cruise line agreements with the respective cruise lines (including ships temporarily out of service for routine dry dock maintenance) are listed below:

Cruise Line	Number of Ships Served

Azamara (1)	2
Carnival (2)	23
Carnival Australia (2)	4
Celebrity (1)	9
Costa (3)	14
Crystal	2
Cunard (2)	2
Disney	3
Holland America (2)	15
Ibero (2) (4)	3
Louis	1
Norwegian	11
P&O (2)	7
Princess (2)	16
Royal Caribbean (1)	22
Seabourn (2)	6
Silversea	6
Thomson (4) (5)	3
Windstar	3

Total	152

_____________________

  Azamara and Celebrity are owned by Royal Caribbean.

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, Princess and Seabourn. One Princess ship is scheduled to be transferred to P&O during 2012.

  One of these ships was removed from service in late February 2012.

  As of February 13, 2012, we served these ships without a written agreement.
  One of these ships is scheduled to come out of service in 2012.

Each of Carnival, Celebrity, Costa and Disney is scheduled to introduce a new ship into service in 2012. We expect to perform services on all four of these ships, all of which are currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2011, 2010 and 2009, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we began serving again in October 2010), Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn cruise lines): 29.9%, 29.3% and 33.6% and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 16.7%, 17.3% and 19.0%. These companies, combined, accounted for 126 of the 151 ships served by us as of February 13, 2012. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately three years as of February 13, 2012. As of February 13, 2012, cruise line agreements that expire within one year covered 16 of the 152 ships served by us. These 16 ships accounted for approximately 3.0% of our revenue in 2011. We typically are able to begin negotiations to renew agreements six to 12 months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 13, 2012, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice and we served six ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2011, these payments are required by cruise line agreements covering a total of 77 ships served by us. As of December 31, 2011, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships) of approximately: $93.0 million in 2012, $5.7 million in 2013 and $5.7 million in 2014. These amounts could increase under new or renewed agreements. The amounts set forth for the years after 2012 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated.

Our Land-Based Spas Business

Hotel Spas - General

We offer spa services and products on land at hotels principally in the United States, the Caribbean, Asia and the Pacific.

As of February 13, 2012, we provided spa services at hotels in the following locations:

COUNTRY	NUMBER OF HOTEL SPAS
United States (1)	24
Malaysia	7
Maldives	8
Indonesia	4
Guam	4
Bahamas	3
Mexico (2)	2
Fiji	2
Palau	2
Aruba	1
Bahrain (3)	1
Dubai	1
Egypt	1
India	1
Japan	1
Oman	1
Russia	1
United Kingdom	1
Total	65

_____________________

    Including Puerto Rico.

    We provide limited services at one of these hotels.

    We provide limited services at this hotel.

The hotel spas we operate range in size from approximately 625 square feet to 32,000 square feet.

Spa Brands

The hotel spas we operate conduct business primarily under our Mandara brand. Beginning in January 2010, following our acquisition of Bliss Inc., we began offering spa services and products under the Bliss and Remède brands. We now offer these services and products at a total of 11 hotel spas in the following United States cities: Atlanta (one in the Buckhead area and one in the Midtown area), Chicago, Dallas, Hoboken, Los Angeles (one in Hollywood and one in Westwood), Miami Beach, New York, San Francisco and Scottsdale. These spas are operated at two brands of Starwood hotels. Our Bliss hotel spas are operated at W Hotels in the foregoing cities and our Remède hotel spa is operated at the St. Regis hotel in the Buckhead area of Atlanta. We have an agreement with Starwood providing Starwood with exclusive rights in the hospitality industry for Bliss and Remède-branded spas. That exclusivity has a duration of ten years, subject to reduction under certain circumstances. Also under that agreement, we license the Bliss and Remède names to Starwood's in-room amenities manufacturer for the distribution of Bliss- and Remède-branded hotel amenities in certain W and St. Regis hotels, respectively.

These urban hotel spas have a clientele that not only includes guests of the hotels and, in certain cases, residents of owner-owned units affiliated with the hotels, but also includes (to a very significant extent at most locations) customers who are residents of, or otherwise visiting, the neighborhoods where the spas are located.

We also operate eight spas under the Chavana brand, two hotel spas under the "Elemis" brand, and, in November 2011, introduced our newest hotel spa brand, "Glow"(R), a Mandara Spa .." We also operate certain spas under brands of venues where the spas are located.

Day Spas

We operate a total of five day spas. We operate Elemis day spas in London and in Coral Gables, Florida. We operate Bliss day spas at two locations in New York City, and in London. These day spas provide products and services similar to those provided at the hotel spas operated under those respective brands, and are operated pursuant to agreements with the owners of the properties involved. Such agreements generally involve fixed rental payments and/or charges based on a percentage of our revenues.

Our land-based spa services are provided under agreements with venue operators or other lessors and have terms typically ranging from three to 15 years (including the terms of renewals available at our option).

We also operate small spas under the Elemis brand for certain British Airways passengers at JFK airport in New York and at Heathrow airport near London as part of the program under which we supply Elemis products to British Airways.

Licensed Spas

In addition to operating land-based spas ourselves, we license certain of our marks to third parties in connection with hotel spa operations. We license our Mandara mark to Minor International PCL, a Thailand-based hotel operator, which operates five Mandara hotel spas in Thailand, five Mandara hotel spas in China and one Mandara hotel spa in each of Vietnam, India and Egypt. We license our Bliss mark to Starwood for use in connection with hotel spas at four hotels in the United States and at hotels in Hong Kong, Qatar, Russia and Spain. We license our Remède mark to Starwood for use at six hotels in the United States, two hotels in Mexico and hotels in Indonesia and Singapore.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our hotel spas generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Similar to some of our cruise line agreements, certain of our land-based spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2011, we had guaranteed total minimum payments to owners of our land-based venues of approximately: $12.3 million in 2012, $11.6 million in 2013, $11.3 million in 2014, $9.4 million in 2015, $6.2 million in 2016 and $8.7 million in total thereafter.

In connection with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Planet Hollywood Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Loews Miami Beach Hotel, the Mohegan Sun Resort, the Wyndham Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel, the Tropicana Las Vegas Hotel and Casino and at certain other hotels, in order to obtain the agreements for these premises, we agreed to build out all or a portion of the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to $15.6 million. We believe that in order to procure agreements for certain spas at hotels in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those hotels. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of hotel spa facilities. The terms of the agreements for our land-based spas generally range from three to 15 years (including the terms of renewals available at our option).

Massage and Beauty Schools

We operate 12 post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 30 campuses in a total of 14 states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty and skin care. In April 2000, we acquired two post-secondary massage therapy schools with campuses located in Maryland, Pennsylvania and Virginia. In April 2006, we acquired the assets of the Utah College of Massage Therapy, Inc. ("UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. In August 2008, we acquired the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT"), which operated a post-secondary massage therapy school with a total of three campuses in Connecticut. In November 2011, we acquired the assets of Cortiva, which operated seven schools with a total of 12 campuses located in a total of seven states, including four where we had not operated schools previously.

In October 2011, we opened a new campus for our Schools Division in Richardson (Dallas area), Texas. Additionally, we are currently developing a new campus in Houston, Texas, which we anticipate will open during the third quarter of 2012.

As of February 13, 2012, there were a total of 5,270 students attending our schools.

Each of our schools are eligible to participate in the federal student financial assistance programs authorized by Title IV of the HEA and administered by the DOE. The eligibility of our schools to participate in the federal student financial assistance programs authorized by Title IV of the HEA (the "Title IV Programs") enables eligible students attending our schools to receive federal student aid under the Title IV Programs. A majority of our students receive federal student financial assistance under the Title IV Programs. Accordingly, the success of our schools is dependent to a significant extent on our continued eligibility to participate in these programs.

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

Our schools are operated at facilities leased from third parties for terms ranging from five to ten years.

Certain information with respect to our schools is set forth below.

School (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS	ACCSC/COMTA
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC (4)	-	ACCSC/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSC/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC (4)	-	ACCSC/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET/COMTA
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT, SC (4)	-	ACCET/COMTA
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET/COMTA
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT, SC (4)	-	ACCET/COMTA
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT, SC (4)	-	ACCET/COMTA
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET/COMTA
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET/COMTA
CCMT	Groton, CT	ccmt.com	2003	2008	MT	-	COMTA
CCMT	Newington, CT	ccmt.com	1980	2008	MT	-	COMTA
CCMT	Westport, CT	ccmt.com	1992	2008	MT	-	COMTA
TCMT	Richardson, TX	texasmassage therapy.com	2011	-	MT	-	ACCET/COMTA
Cortiva Institute	Wall Township, NJ	cortiva.com	2004	2011	MT	-	COMTA
Cortiva Institute	Hoboken, NJ	cortiva.com	2010	2011	MT	-	ACCSC
Cortiva Institute	Chicago, IL	cortiva.com	1981	2011	MT	-	COMTA
Cortiva Institute	Crystal Lake, IL(5)	cortiva.com	2001	2011	MT	-	COMTA
Cortiva Institute	Woodbridge, IL	cortiva.com	2009	2011	MT	-	COMTA
Cortiva Institute	Watertown, MA	cortiva.com	1974	2011	MT	-	COMTA

Cortiva Institute	Pinellas Park, FL	cortiva.com	1981	2011	MT	-	ACCSC
Cortiva Institute	Seattle, WA(6)	cortiva.com	1974	2011	MT	-	COMTA
Cortiva Institute	Federal Way, WA	cortiva.com	2011	2011	MT	-	COMTA
Cortiva Institute	Tucson, AZ	cortiva.com	1982	2011	MT	-	ACCSC
Cortiva Institute	Scottsdale, AZ	cortiva.com	1981	2011	MT	-	ACCET
Cortiva Institute	King of Prussia, PA	cortiva.com	1982	2011	MT	-	COMTA

(1)
ASMT - Arizona School of Massage Therapy (branch of UCMT)
BSM - Baltimore School of Massage
CCMT - Connecticut Center for Massage Therapy
DSMT - Denver School of Massage Therapy (branch of UCMT)
FCNH - Florida College of Natural Health
NSMT - Nevada School of Massage Therapy (branch of UCMT)
TCMT - Texas Center for Massage Therapy (branch of UCMT)
UCMT - Utah College of Massage Therapy
VSM - Virginia School of Massage

(2)
AS - Associate of Science Degree
MT - Massage Therapy-Related Courses
SC - Skin Care-Related Courses

(3)
ACCET - Accrediting Council for Continuing Education and Training (institutional accreditation)
ACCSC - Accrediting Commission of Career Schools and Colleges (institutional accreditation)
COMTA - Commission on Massage Therapy Accreditation (institutional accreditation for CCMT and respective Cortiva campuses as a whole; programmatic accreditation solely for MT programs at other schools and, with respect to the Baltimore campus, skin care)

(4)
The skin care programs at these campuses are taught under the trade name "Steiner Institute of Esthetics," followed by a reference to the particular school involved, whose website can be found at www.steineresthetics.com.

(5)
This location is an auxiliary location of the Chicago school.

(6)
This location is an auxiliary location of the Seattle school.

Ideal Image

On November 1, 2011, we acquired Ideal Image, a leader in the cosmetic healthcare category of laser hair removal, which had a nationwide network of 68 treatment centers (17 operated by franchisees) across 21 states. The purchase price for this acquisition was $175 million, less cash acquired, which was paid from our existing cash and common shares and through borrowings under our new credit facility.

Laser Hair Removal Industry

According to a study of the laser hair removal industry prepared by an independent strategic market consulting firm for Ideal Image in the spring of 2011, (i) the United States market for laser hair removal was estimated to be $1.8 billion, with over five million procedures conducted annually, (ii) nearly half of the market's demand (and 75% of Ideal Image's demand) is derived from a core demographic of women 25-45 years old, (iii) approximately 75% of laser hair removal procedures performed in the United States are conducted outside of a physician's office and (iv) a majority of women, especially those in the above demographic group, are doing something to avoid unwanted hair and more than 45% are seeking some type of professional treatment in a facility outside of their home.

Ideal Image Operations

Ideal Image began its operations with a facility in Tampa, Florida in 2001 and has expanded its operations since then both by opening new centers and acquiring centers that had been operated by its franchisees. Ideal Image's headquarters are located in Tampa.

Ideal Image provides a non-invasive procedure for the removal of unwanted facial and body hair in a clinical setting. The technology involved uses heat from laser (light amplification by the stimulated emission of radiance) pulses to destroy hair roots by targeting the melanin (dark pigmentation) in the hair below the skin without harming the skin itself. Ideal Image focuses on providing safe and effective service to its consumers with a strong focus on customer service. Ideal Image's laser hair removal services are individualized to each customer's skin type and hair color pursuant to a specified treatment plan. Ideal Image has contracted with a third party financial institution to serve as the primary financing source for its customers. A majority of its customers finance their services through that financial institution. Since 2001, Ideal Image has provided more than two million laser hair removal treatments to its guests.

As of February 13, 2012, Ideal Image had 59 laser hair removal centers in a total of 19 states and franchised the Ideal Image brand to operators of 17 centers in a total of seven states. Most of Ideal Image's facilities are located in shopping centers or Class A retail locations and range in size from 1200 square feet to 3700 square feet and are generally staffed with teams ranging from three to 11 employees.

Each of our Ideal Image centers is staffed with one or more advanced registered nurse practitioners, physician's assistants, and/or registered nurses who provide treatments to our guests. These providers are supervised by medical directors, who are physicians, with whom we contract to oversee one or more of our facilities.

In addition to the Ideal Image centers owned and operated by the Company, Ideal Image had, as of February 13, 2012, 17 centers that were operated by third parties pursuant to franchise agreements that license Ideal Image's trademarks to the franchisees in exchange for an initial fee and weekly royalty fees based on gross sales. Those franchise agreements generally also provide for, among other things, (i) terms of ten years, (ii) minimum gross sales requirements, (iii) operational requirements to be adhered to by franchisees to create conformity with the Ideal Image brand, (iv) exclusivity rights for franchisees in specified geographic areas and (v) rights of termination by Ideal Image in certain events.

Certain of those agreements also provide us with the right to buy back the operation from a franchisee under certain circumstances. Of the 59 centers operated by Ideal Image, 43 originally were franchised, but were subsequently bought back by Ideal Image. All of those transactions took place prior to our acquisition of Ideal Image.

Our laser hair removal services are provided at facilities leased from third parties for terms, generally, of five to 15 years.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding service. We provide spa and laser hair removal services to our guests on a personal basis. We employ staff who are professional, attentive and able to continue our tradition of catering to the needs of individual guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Our land-based spa and laser hair removal center staffs are recruited primarily from the regions where the facilities are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care and in the nature, benefits and proper use of our products, as well as in detailed protocols for the applications of our treatments. Our training emphasizes the importance of an individualized and therapeutic experience for our guests.

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

Develop and Deliver High Quality Services and Products. We strive to create an engaging and therapeutic environment where guests can receive beauty and body treatments and hair styling of the highest quality. We develop many of our own product formulations and treatment techniques with independent clinical trials and conduct research to ensure that we are meeting our customers' needs. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends, including through affiliation with recognized brands of products and services we believe would be of interest to our customers. Through our attentive and highly trained staff and our high quality beauty and hair products, we provide our guests with what we believe is a richly rewarding experience that is a memorable highlight of a vacation or a relaxing interlude from the normal routine.

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our shipboard and land-based spa personnel individually inform our guests of the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our employees to maximize sales of our services and products and train employees to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups, wedding groups and other events at the hotels and on board the ships we serve. In addition, we communicate with our current customer base through email, newsletters, catalogs and other direct marketing. We also seek to expand our customer base through e-commerce, online advertising, public relations and social media activities, such as facebook and twitter, and activities and communications through various advertising media. Radio advertising is an important component of Ideal Image's marketing efforts.

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

To generate interest among potential students for our schools, we engage a broad range of marketing media, including e-commerce, direct mail and print and broadcast outlets. We also seek referrals (on an uncompensated basis) from our graduates and students. We seek to attract highly motivated, career-oriented students with both the desire and ability to complete their programs of choice. Each of our campuses has an admissions office responsible for identifying individuals interested in enrolling in our programs. Admissions representatives serve as the primary contacts for prospective students, providing information to help them make an informed enrollment decision and to assist them with the completion of the enrollment process.

Maintain Close Relationships with the Cruise Lines. We have developed strong relationships with the cruise lines we serve, which have helped to generate significant revenues for the cruise lines and a high level of customer satisfaction with our services. These relationships are important to our future growth and we believe that our prior positive performance has assisted us in obtaining renewals of almost all of our cruise line agreements that have expired since 1990.

Develop Recognizable Brands. We believe our brands Mandara, Elemis, Bliss, Remède and La Thérapie have positive name recognition in their respective service and product categories. We also help develop and promote customized brands and signature treatments and services for the cruise lines and hotel operators we serve. We believe that by creating these brands, treatments and services for cruise lines and hotels, we not only better promote our services and products, but also strengthen our relationships with those entities. We also believe that our schools have developed positive brand name recognition in their respective areas of operation, which has assisted us in attracting new students.

We believe the recently acquired brands Bliss, Remède, Ideal Image and Cortiva are widely known and highly regarded in their respective markets. As such, these acquisitions are consistent with our strategy of positive brand name recognition.

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

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Hotel Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 13, 2012, we commenced serving 117 new cruise ships brought into service by our cruise line customers. We also believe that the success of our hotel spas could help our growth by encouraging the operators of those hotels to have us provide services at new hotels that they may open or acquire in the future. We believe that our agreement with Starwood relating to Bliss and Remède spas and amenities at W and St. Regis hotels has the potential to strengthen our relationship with that worldwide hospitality entity.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 6.8% from 2007 through 2011 (caused in part by our acquisition of Bliss). Such growth rate was adversely impacted by a decrease in product sales from 2008 to 2009, primarily due to the softening of the economy worldwide and resultant reduced spending by consumers. Our products are sold primarily to our spa guests and through third party, land-based retail and other channels, including at a number of locations of several well known department store chains in the United States, England, Scotland, Ireland and other countries. Our products also are offered through internet web sites, including our sites  www.timetospa.com,  www.timetospa.co.uk,  www.blissworld.com,  www.blisslondon.co.uk  and www.bodyworkmall.com, by telephone, through our Bliss catalog and, increasingly, through the use of TV shopping channels. We have increased our retail product sales through enhanced sales and marketing training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order and e-commerce customers. We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products. We intend to seek additional distribution venues for our products, although we cannot assure you that we will be successful in securing additional venues.

We believe that there is an opportunity to increase our retail product sales from the growth in our customer base resulting from our shipboard and land-based spa operations, as well as through other distribution channels, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Hotel Spa Opportunities. Many of the hotels we serve are well known and highly regarded. We believe that our successful affiliation with those hotels, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other hotel operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time and a recurrence of the more severe aspects of the economic slowdown experienced in recent years may limit the number of hotels seeking to operate spas or otherwise limit opportunities for us to operate land-based spas.

Consider Strategic Transactions and Other Expansion Activities. We consider strategic acquisitions of businesses which we believe are compatible with, or enhance, our current operations. Our acquisitions of Bliss Inc. in December 2009, Onboard in January 2011 and Ideal Image and Cortiva in November 2011 are examples of this type of growth. In addition to adding new brands to our offerings, the Bliss Inc. transaction expanded our relationship with Starwood, including, among other things, providing exposure for our Bliss and Remède products through the amenities programs at certain W and St. Regis hotels. The Onboard acquisition helped increase our market share in the shipboard spa industry. The Ideal Image acquisition allowed us to add a new category to our offerings of beauty treatments and our acquisition of Cortiva broadened the geographic footprint of our education division through the schools of a well-known, respected brand. Another proposed area of growth is through the opening of new Ideal Image laser hair removal centers. Since the completion of the Ideal Image acquisition, we have opened five such centers. We will continue to consider strategic alliances or other strategic transactions that management believes would be beneficial to us.

Capitalize on Growth in Size and Quality of Shipboard Facilities. Most new cruise ships being brought into service offer large spa facilities. Many of these facilities include hydrotherapy treatments and larger fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a greater number of passengers. We often assist cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and in increased revenues to us and the cruise lines. Through the remainder of 2012, we are scheduled to begin serving four new ships with large spa facilities.

Adding New Services and Products. We continually introduce new body and facial services and products. Among other things, in recent years, we have introduced Elemis products intended to reduce the appearance of aging on skin, an Elemis Time for Men product range, shipboard men's barber and grooming services, our teen spa program, teeth whitening, medi-spa services (BOTOX Cosmetic, Dysport, Restylane and Perlane treatments), acupuncture, microdermabrasion and our Jou line of Asian-sourced herbal dietary supplements. These services and products are offered on board many of the ships we serve, as well as at one of our day spas.

Adding New Spa Brands. We strive to introduce new brands at the hotel spas we operate or propose to operate, to provide hotel operators with a variety of options to choose from when using, or considering to use, us as their spa operator. We also have introduced brand names of ours at hotel spas that have achieved strong positive recognition in other parts of our business, such as our "Elemis" brand. We believe that our ability to offer hotel venues a choice of spa brand and related signature operations helps us to compete for new business with other hotel spa providers.

Our Spa Services

Our goal is to provide our guests with a therapeutic and indulgent experience in an atmosphere of individualized attention. To that end, we provide a broad range of high quality personal services. The treatment techniques we use include those developed by us in response to the needs and requests of our guests. Our pricing is based on the nature of the services and the location of the facility where they are performed. Our services include the following:

Massage and Body and Beauty Treatments. At most of our facilities, we offer massages and a broad variety of other body and beauty treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps, cellulite reduction, aromatherapy and hydrotherapy treatments, as well as acupuncture, which we offer at most of our shipboard spas. Beauty treatments include facials, waxing, brow shaping, microdermabrasion and other beauty services and, at many of our shipboard spas, medi-spa services (BOTOX Cosmetic, Dysport, Restylane, and Perlane treatments). We also offer teeth whitening services at all of our shipboard spas. On ships, the number of private treatment rooms available for these services ranges from one to 26, with one to 29 treatment tables per ship, depending on the size of the ship. At our hotel spas, the number of treatment rooms varies from two to 35.

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

Staff. The number of our staff on a ship, including staff providing these services, ranges from one to approximately 45, depending on the size of the ship. At our hotel spas, the number of our spa employees, including employees providing these services, varies from two to approximately 200.

Shipboard Spas. Cruise lines are continually providing larger spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 13, 2012, 117 of the ships we served had large spa facilities. We expect to serve an additional four new ships with large spa facilities that are anticipated to begin service later in 2012. These spas provide larger fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2011, our average weekly revenues on ships with large spas were approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 13, 2012, we operated fitness facilities on 148 of the ships we serve and at ten of our hotel spas. Fitness facilities typically include strength equipment, cardiovascular equipment (including treadmills, elliptical machines, exercise bicycles and rowing and stair machines) and facilities for fitness classes, including yoga, Pilates, cycling and aerobics. On ships where we offer fitness services, we provide from one to three fitness instructors, depending on ship size. At certain of our land-based spas, we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as body composition analysis and personal training and personal nutritional and dietary advice. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our land-based spas.

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

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our land-based spas generally operate daily for similar numbers of hours, though opening and closing times vary. Our Ideal Image facilities are generally open Monday through Friday from 9:00 a.m. to 7:00 p.m. and Saturday from 9:00 a.m. to 4:00 p.m.

Products

We sell high quality personal care products for men, women and teenagers on board the ships we serve, at our land-based spas, through department stores, through other third party retail outlets and distributors, as well as through salons and our websites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com. We have also sold our products through the QVC home shopping television channel.

The beauty products we offer include cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories, waxing and other body products, as well as aromatherapy oils and beauty tools. Hair care products offered include shampoos, conditioners, styling products and related items. Many of the products sold by us are from our Elemis, Bliss, Remède, La Thérapie, Mandara Spa and Mandara product lines, and the private label Steiner hair care line. We also sell products of third parties.

Our skin care products are made primarily from premium quality ingredients. Many of the ingredients for Elemis, La Thérapie, Bliss and Remède products are sourced from premier European manufacturers and a few other manufacturers. If any of these manufacturers ceased producing the ingredients for our products, the transition to other manufacturers could result in significant production delays.

In recent years, we began selling our premium quality Elemis products in dedicated areas in the cosmetics sections of an increasing number of locations of several well known department store chains in the United States, United Kingdom, Scotland, Ireland and other countries. During 2011, we began selling our Mandara Spa products in the Sainsbury's department store chain in the United Kingdom. We intend to seek additional distribution channels for our Elemis products, although we cannot assure you that we will be successful in opening additional venues. Bliss products also have been sold in respected department store chains in the United States and England for a number of years.

In 2011, we began to combine our product sales platform to include our Bliss brand sales with those of Elemis and La Thérapie product sales.  Doing so has involved cross-training of products teams and has resulted in cost-saving efficiencies relating to the respective websites selling these brands.  In addition, we are using the combined power of our various brands to secure better advertising placements and rates.

Warehousing and initial distribution of our Elemis and La Thérapie products are conducted at our facilities in England. Additional warehousing and distribution operations for those products, as well as some Bliss and Remède and certain third party products, take place in Ft. Lauderdale, Florida. Most of our Bliss and Remède products are manufactured and packaged for us by United States-based third parties. Most of our Elemis and Mandara Spa products are manufactured by European manufacturers. We use our English facilities for warehousing and shipping of Bliss and Remède products in the United Kingdom and, to a small extent, to the rest of Europe. We use third parties for warehousing and shipping of Bliss and Remède products in the United States and elsewhere.

Recruiting and Training

Shipboard and Land-Based Spa Employees

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

Our shipboard employment candidates complete a rigorous training program, mostly at our facilities near London, England. We can train up to approximately 200 employees at a time, in various courses and stages of training, at these facilities. We also have satellite training centers in South Africa and the Philippines for applicants from those countries to attain the same training as provided at our United Kingdom training facilities. The training course for shipboard service personnel is typically conducted over a period of two to six weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care and the unique requirements of our respective cruise line customers.

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

Ideal Image

Ideal Image recruits its medical professionals from career websites, post-secondary schools, medical associations and through the use of local print media. Prospective medical professional employees who will be providing Ideal Image's services are required to have obtained the requisite education and degree applicable to their respective positions. Once such employees are hired, they receive specialized training in laser hair removal equipment, techniques and procedures, as well as in customer service, at Ideal Image's headquarters in Tampa, Florida and/or on-site at an operating facility for a period of two weeks. Such employees are monitored during two weeks of additional training. Ideal Image medical professionals also are required to undergo specified annual continuing education, in addition to the continuing education requirements applicable to their professional licensing. Ideal Image's medical directors, who are independent contractors and not employed by Ideal Image, also receive specialized training from Ideal Image.

Marketing and Promotion

We promote our services and products to cruise passengers and hotel guests through on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our facilities, and promotional discounts on lower volume days, such as when a ship is in a destination port. We also distribute illustrated brochures describing our services and products to cruise passenger cabins and from public areas and guestrooms at the land-based venues where we operate. As part of our marketing efforts, we provide incentives to our employees to maximize sales of our services and products. Among other things, we instruct our employees in cross-promotion strategies intended to familiarize our customers with services and products of ours other than those included in their treatments and/or originally requested for purchase. We believe that such cross-promotional activities frequently result in our customers purchasing services and/or products in addition to those they initially contemplated buying. In addition, we engage in cross-promotional activities with other ship concessionaires. We also maintain a dedicated sales desk to facilitate pre-cruise spa booking and to disseminate spa information for charters and other groups of cruise passengers. Additionally, a number of ships we serve allow internet-based pre-cruise spa booking for passengers.

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

We believe prospective students are attracted to our schools due to their reputations and program offerings. To generate interest among potential students, we engage in a broad range of marketing techniques that are targeted to our local markets. Direct response marketing techniques include e-commerce marketing, direct mail and print and broadcast outlets. In addition, among other sources, we obtain referrals (on an uncompensated basis) from our graduates and students.

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

Radio advertising is an important component of Ideal Image's marketing efforts.

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

An increasing number of those shops offer beauty products that compete with those we sell on cruise ships. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping and cruise line-sponsored shore excursions, as well as other activities that compete with us for passenger dollars. One of our cruise line customers has, in the past, provided shipboard services and products similar to those we provide with its own personnel on two of its ships. Certain cruise lines we served in the past few years have engaged the services of other third party spa services providers on certain other ships they operate. Cruise lines, in the future, could elect to provide these services and products themselves or through other third party providers. While we acquired the assets of one of our competitors, Onboard, in 2011, there are currently other entities offering services to the cruise industry similar to those provided by us, including Canyon Ranch and Ocean View.

Many of the land-based venues we serve, as well as any land-based venues that we may serve in the future, offer many of the recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our land-based spas also compete with spas at locations in the vicinities of our spas, as well as with other beauty, relaxation and other therapeutic alternatives that compete for consumer dollars. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests in the respective markets we serve. In addition, we also compete, both for customers and for contracts with land-based venues, with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas operated by us. A number of these spa operators may have greater resources than we do. There are a number of competitors in the land-based spa market, including, among others, Canyon Ranch, Golden Door, Red Door, ESPA and Banyan Tree and spas of the Ritz-Carlton, Four Seasons and Peninsula hotels and non-chain spas that may have a strong reputation and/or loyal customer base in the vicinities of our spas, as well as certain chain spas and medi-spas that attempt to compete with us with respect to specific services at lower prices. Further, some hotel operators provide spa services themselves, including at hotels where we formerly operated spas.

We believe that the relaxing and therapeutic nature of our services, our experience and positive brand recognition, and the quality of our services and products are our strongest assets in competing in the shipboard and land-based spa areas of our business.

The post-secondary education market is highly competitive. Our schools compete with national and local providers of similar education in the states in which they are located and elsewhere in the United States. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition rates than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. In addition, some of our competitors offer courses similar to ours and it is not difficult for our competitors to modify their course offerings to offer programs similar to ours. The offering of such courses increases the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Everest College and Keiser Career College, as well as certain single-market schools located in the respective vicinities of our schools. We believe that the positive name recognition of our school brands, as well as our strong reputation in the industry, are our strongest assets in competing in this area of our business.

There are many competitors in the beauty products industry. Our product sales on ships and on land compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, a number of competitors sell their products in close proximity to our product offerings. Competitors of our respective brands include, among others, Clarins, Darphin, Philosophy and Kiehl's. We believe that our positive brand recognition and the quality of our products are our strongest assets in competing in this area of our business.

The laser hair removal services industry is highly competitive with many competitors through the United States, including physicians in single and multi-specialty practices, medical spas and independent cosmetic hair removal businesses. Some of those competitors solely offer laser hair removal services (including competitors who charge less for laser hair removal than we do) and others offer alternative hair removal services which are less expensive than laser procedures, including waxing and electrolysis. Ideal Image's largest direct competitors are Sona Medspa International, Inc. and American Laser Skincare. We believe that our focus on providing one service, and the quality and training of our service providers are our strongest assets in competing in this area of our business.

Seasonality

Our revenues are generated principally from our cruise ship spa operations.  Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally, the third quarter and holiday periods result in our highest revenue yields. Historically, Ideal Image has experienced lower demand during the third quarter. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period. Operating costs do not fluctuate as significantly on a quarterly basis, except for school admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

Trademarks

We hold or control numerous trademarks in the United States and a number of other countries. Our most recognized spa services and products trademarks are for Mandara, Elemis, Bliss, Remède, La Thérapie and The Greenhouse. We believe that the Ideal Image trademark has strong name recognition in the areas in which that brand operates. We believe that the use of our trademarks is important in establishing and maintaining our reputation for providing high quality spa services as well as cosmetic goods and we are committed to protecting these trademarks by all appropriate legal means.

From time to time we seek to use new marks to identify our services and products. At times, marks that we have sought to use because we believed they would help promote our business have not been available for our use. We cannot assure you that marks that we may seek to use to grow our business will be available to us in the future.

Registrations for the Steiner, Mandara, Elemis, Bliss and Remède trademarks, among others, have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in various countries. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending. Recently we have adopted the mark "The Onboard Spa by Steiner" as the trade name of our maritime spa business to reflect our position as a worldwide provider of shipboard spa services and products.

We license Mandara for use by luxury hotel spas in certain Asian countries, we license Bliss and Remède for use by hotel spas in North America, Asia, Europe and the Middle East, and we license Bliss and Laboratoire Remède for use in Starwood hotel amenities programs. We license our Ideal Image trademark to 17 franchisees in the United States who offer laser hair removal services under that brand.

Regulation

Spa Services and Products

The cruise industry is subject to significant United States and international regulation relating to, among other things, financial responsibility, environmental matters and passenger safety. With respect to maritime matters, cruise lines are subject to a variety of United States (federal and state) and other national and local and international rules relating to the discharge of pollutants and the content of fuel. Certain environmentally sensitive destinations require cruise lines to obtain permits in order to operate in those waters. With respect to safety, enhanced passenger safety standards adopted as part of the Safety of Life at Sea Convention by the International Maritime Organization have been phased in, including with respect to ship structural requirements. These standards have caused the retirement of certain cruise ships and otherwise could adversely affect certain of the cruise lines, including those with which we have agreements. From time to time, various other regulatory and legislative changes have been or may in the future be proposed or enacted that could have an adverse effect on the cruise industry, including with respect to increasing the costs of new ship construction. In addition, many of the cruise ships we serve call on United States ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one United States-based ship, which is subject to United States law) and land-based staff. New rules currently proposed by the International Labour Organization under the Consolidated Maritime Labour Convention add requirements as to the hiring, training and hours of work and compensation of shipboard employees. It is anticipated that these rules will become effective in 2013. These new rules, if adopted in their current form, will significantly increase our expenses associated with our shipboard employees, although the amount of such increase is not determinable at this time since the legislation has not yet been published to enable us to determine the impact of compliance.

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

Schools

Our massage and beauty schools are subject to extensive regulation by federal and state authorities and by accrediting agencies recognized by the DOE. The majority of our students rely on federal student financial assistance received under the Title IV Programs to help pay for the cost of their education. In order to provide eligible students with access to Title IV Program funds, our schools must be eligible to participate in those programs. Among other things, in order to participate in the Title IV Programs, each school must be accredited by an accrediting agency recognized by the DOE, legally authorized to provide postsecondary educational programs in the state in which it is physically located, and certified by the DOE as part of an eligible institution. These approvals, accreditations, and certifications must typically be renewed from time-to-time with the applicable agencies. The DOE defines an eligible institution as consisting of a main campus and its additional locations, if any. The DOE has certified all twelve of our institutions (including all 30 of our campuses) as eligible to participate in the Title IV Programs. For DOE purposes, our 30 campuses comprise 12 main campuses and 18 additional locations. The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Accordingly, all seven of the institutions we acquired from Cortiva (comprising 12 campuses) are provisionally certified by the DOE because our acquisition of the institutions constituted a change in ownership resulting in a change of control. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution and may subject the institution to heightened scrutiny by the DOE. However, provisional certification does not otherwise limit an institution's access to Title IV funds.

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

New DOE Regulations. In October 2010, the DOE issued new regulations relating to the Title IV Programs (the "New DOE Regulations"). Among other areas covered are the following: incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour (an area that has a particular impact on our schools), verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV funds. These regulations became effective on July 1, 2011.

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

We continue to analyze the new regulations and subsequent informal and formal guidance and clarifications issued by the DOE with respect to the new regulations to identify and assess potential impacts to our schools business and to consider and evaluate various strategies to address those potential impacts. The implementation of these rules has adversely affected the results of operations of our schools and required us to change certain of our business practices and incur costs of compliance and in developing and implementing changes in operations. The new regulations have affected our student recruitment and enrollment by limiting the ability of our students and educational programs to remain eligible to participate in Title IV Programs, limiting the financial aid or government sponsored loan amounts a student can receive, adversely impacting our ability to compensate certain employees, and may result in changes in, or elimination of, certain programs and may have other material effects on our schools business including limiting our ability to grow that business.

The 90/10 Rule. Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs.  Certain HEA-related relief from the 90/10 Rule expired on July 1, 2011.  Since the expiration of such relief, we have experienced adverse effects on our ability to comply with this rule and we expect to experience an increase to such adverse effects on our ability to comply with this rule in the future. Moreover, if Congress or the DOE were to modify the 90/10 rule by lowering the 90% threshold, counting other federal funds in the same manner as Title IV funds in the 90/10 calculation, or otherwise amending the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), these or other changes to the 90/10 Rule could adversely affect our ability to the comply with the 90/10 Rule.

The Incentive Compensation Rule. Schools participating in Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The New DOE Regulations that took effect on July 1, 2011 eliminated all 12 safe harbors under the prior rule and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future. We cannot predict how the DOE will interpret the rule, but, in any event, we have had to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications have affected our ability to appropriately compensate and retain our admissions representatives and other officers and employees and could, in the future, affect our enrollments, either of which could have a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions.

Cohort Default Rate. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment of a loan during the fiscal year and default on the loan on or before the end of the next fiscal year. An institution may lose its eligibility to participate in some or all Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the DOE. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

Under recent changes to the HEA, the DOE will begin calculating "3-year" cohort default rates beginning with the rate for the 2009 fiscal year, which is expected to be published in 2012. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of fiscal year or the subsequent two fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.

Financial Responsibility Standards. An institution participating in the Title IV Programs must comply with certain measures of financial responsibility under DOE regulations. Among other things, an institution must achieve an acceptable composite score, which is calculated by combining the results of three separate financial ratios. If an institution's composite score is below the minimum requirement, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under certain "zone alternative" requirements, including additional monitoring procedures and the heightened cash monitoring or the reimbursement methods of payment (the latter method would require the school to cover the costs of a student's enrollment and then seek reimbursement of such costs from the DOE). If an institution's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV Programs and may be subject to zone alternative and other requirements. The DOE measures the financial responsibility of all of our schools based on the composite score of the schools' parent company, Steiner Education Group, Inc., rather than each school individually. We expect the DOE to continue to evaluate the financial responsibility of our schools, including our schools acquired from Cortiva, in the same manner.

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

In December 2011, the Consolidated Appropriations Act, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate. As a result, many of these students who would have qualified to receive Title IV Program funds as "ability-to-benefit" students will not be eligible for Title IV Program assistance under the new law and may be unable to enroll in our institutions without the ability to qualify for Title IV Program funds. The inability of these "ability-to-benefit" students to enroll in our institutions will adversely affect our schools' results of operations and financial condition.

State Authorization Agencies. Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. Our schools also must be legally authorized to offer postsecondary educational programs of instruction in the states in which they are located in order to participate in the Title IV Programs. State laws vary from state to state, but generally establish standards for faculty qualifications, location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment, and other operational and administrative procedures. Any failure of one of our United States schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs.

The New DOE Regulations amend the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE has stated that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the DOE will interpret these requirements in each state. Therefore, although we have endeavored to comply with these new regulations, we cannot guarantee that our interpretation of the relevant regulations will be upheld by the DOE or other agencies, or upon judicial review.

In addition, the New DOE Regulations require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. The DOE issued a Dear Colleague Letter in April 2011 in which the DOE stated it would not take enforcement actions against schools until 2014 provided that they are making good faith efforts to comply with the law. In July 2011, a Federal district court issued an order vacating this regulation regarding state authorization of distance education. The order is under appeal and the outcome of the matter is unknown.

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

In March 2012, in conjunction with its most recent application for renewal of accreditation, our schools' Orlando, Florida campus received a show cause order from ACCSC, requiring the school to demonstrate why its accreditation should not be withdrawn. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition. We are currently in the process of responding to this show cause order.

Change of ownership or control. The DOE, most state education agencies, and our accrediting agencies have standards pertaining to the change of control of schools, but these standards vary among agencies. If we or one of our schools experiences a change of ownership or control under the standards of the DOE, applicable state agencies or accrediting agencies, we would be required to seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of our shares, acquisitions of schools from other owners, significant changes in the composition of a school's board of directors or certain other transactions or events, several of which are beyond our control. A change of control under the applicable standards would require the affected school to reaffirm or reapply for the applicable DOE certification, state authorization, or accreditation. In some cases, the approval must be obtained prior to the change of control. The failure of any of our schools to reestablish where necessary its DOE certification, state authorization or accreditation following a transaction involving a change of ownership or control would result in a suspension of operating authority, loss of accreditation, and/or suspension or loss of federal student aid funding. We are engaged in certain ongoing activities toward the completion of the change in ownership process for the Cortiva acquisition.

Ideal Image

Corporate Practice of Medicine Prohibition. The laws in many of the states in which we operate, or may in the future operate, laser hair removal centers, prohibit business entities from practicing medicine and from exercising control over or employing physicians who practice medicine. This corporate practice of medicine prohibition is intended to prevent unlicensed persons from interfering with, or inappropriately influencing, a physician's professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. Governmental authorities may determine that our relationships with our affiliated physicians and practice groups violate state corporate practice of medicine and fee-splitting prohibitions. In addition, authorities or courts could determine that we have not complied with new laws which may be enacted, rendering our arrangements illegal.

Referral Fee Prohibitions. The laws in some of the states in which we operate, or may in the future operate, laser hair removal centers prohibit physicians and other health care providers from referring patients to facilities in which the physician or other healthcare provider has a financial interest. Some states also have anti-kickback statutes which prohibit the payment for referrals. These laws may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director services, we may be required to terminate or restructure some or all of our relationships with, or refuse referrals from, these referring physicians or be subject to civil and administrative sanctions, including, but not limited to, refund requirements.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (collectively referred to as "HIPAA"), requires us to provide certain protections to patients and their health information, including limiting the uses and disclosure of patient health information existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical and technical safeguards with respect to patient health information maintained in electronic format. HIPAA provides for monetary penalties up to an annual maximum penalty of $1,500,000 for violations by us or our employees, based on the nature and extent of the violation and the nature and extent of the harm.

Franchise Regulation. Ideal Image's franchise activities are subject to federal and state laws regulating the offer and sale of franchises and dictating the nature of our franchise relationships. These laws impose registration requirements, extensive disclosure requirements and other requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of franchise relationships impose fair dealing standards during the term of the franchise relationships and limitations on a franchisor like us, including with respect to termination or refusal to renew a franchise. Those laws may require us to retain an under-performing franchise, which we otherwise would not retain.

Employees

As of February 13, 2012, Steiner Leisure had a total of 7,308 employees. Of that number, 4,568 worked in spa operations, 1,665 represented management and sales personnel and support staff of Ideal Image, 762 were involved in teaching at our massage and beauty schools, 139 represented medical professional employees of Ideal Image, 81 were involved in the bottling, distributing, warehousing and shipping of our beauty products, 67 were involved in the recruiting and training of spa personnel and 26 were involved in the training of Ideal Image medical professional employees. Shipboard employees typically are employed under agreements with fixed terms, generally of nine months. Depending on the size of the ship and the nature of the facilities on board, we have one or two managers on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our land-based spas and schools generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts. Our land-based spa therapists are generally paid on a commission basis. Land-based spa managers receive a salary, plus bonuses, if appropriate, based on various criteria. Our Ideal Image medical professional employees are compensated based on the number of hours they work. A small number of our employees (all at a Bliss spa in New York City) are covered by a collective bargaining agreement. None of our other employees are covered by a collective bargaining agreement. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	69	Chairman of the Board
Leonard I. Fluxman	53	President and Chief Executive Officer and a Director
Joseph Acebal	54	Co-Chief Executive Officer of Ideal Image Development, Inc.
Robert C. Boehm	57	Executive Vice President and General Counsel
Glenn J. Fusfield	49	President and Chief Operating Officer of Steiner Transocean Limited
Sean C. Harrington	45	Managing Director of Elemis Limited
Michael Indursky	51	President - Bliss World Holdings, Inc.
Robert H. Lazar	47	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	48	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	55	President and Chief Operating Officer of Mandara Spa Asia Limited
Richard Mikles	55	Co-Chief Executive Officer of Ideal Image Development, Inc.
Bruce M. Pine	61	Senior Vice President and Chief Operating Officer of Mandara Spa LLC
Robert Schaverien	47	Managing Director of Steiner Training Limited

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

Joseph Acebal, a doctor of chiropractic, has served as Co-Chief Executive Officer of our Ideal Image Development, Inc. subsidiary since November 2011, and as a director and President from 2001 through its acquisition by us in November 2011. Dr. Acebal was a co-founder of the predecessor entity (collectively with Ideal Image, "Ideal Image") of Ideal Image in May 2001. Dr. Acebal also served as Ideal Image's Chief Executive Officer from May 2001 through March 2005, and in September 2009, he assumed his current role of Co-Chief Executive Officer. Prior to co-founding Ideal Image with Dr. Mikles, Dr. Acebal owned and operated several chiropractic centers in the Tampa Bay area before selling them to third parties.

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

Glenn J. Fusfield has served as the President and Chief Operating Officer of our Steiner Transocean Limited subsidiary since January 2012. From April 2007 until December 2011, he served as our Executive Vice President and Chief Operating Officer - Maritime. From January 2001 until April 2007, he served as our Chief Operating Officer. Mr. Fusfield joined us in November 2000 as our Senior Vice President, Group Operations. Prior to joining us, Mr. Fusfield was with Carnival Cruise Lines for 12 years, serving as Director, Hotel Operations for Carnival from January 1995 until December 1998, and Vice President, Hotel Operations from January 1999 to October 2000.

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

Richard Mikles, a doctor of chiropractic, has served as Co-Chief Executive Officer of Ideal Image since November 2011 and as Vice President, director and Secretary from 2001 through its acquisition by us in November 2011. Prior to co-founding Ideal Image with Joseph Acebal in May 2001, Dr. Mikles founded and operated a professional chiropractic clinic, which he sold to third parties.

Bruce M. Pine has served as Senior Vice President and Chief Operating Officer of our Mandara Spa LLC subsidiary ("Mandara LLC") since January 2012, in which capacity Mr. Pine oversees our hotel spas and dayl spas in the United States, the Caribbean, the Pacific and Mexico. From January 2006 until December 2011, he served as Senior Vice President of Resort Operations of Mandara LLC. Mr. Pine serviced as Vice President of Hotel Operations for the Mohegan Sun Hotel and Casino in Uncasville, Connecticut (where we operate a luxury spa) from November 2001 until January 2006. From April 1998 until April 2001, Mr. Pine worked for Hotel Information Systems, a hospitality software solution provider based in Irvine, California, in various capacities, including Vice President of Worldwide Sales. Prior to that time, Mr. Pine worked for more than 20 years in various capacities in the hotel industry in New York City and other locations.

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

We Depend on Our Agreements with Cruise Lines and Land-Based Spas; if These Agreements Terminate, Our Business Would be Harmed

Our revenues are generated principally from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately three years as of February 13, 2012. As of that date, cruise line agreements that expire within one year covered 16 of the 152 ships served by us. These 16 ships accounted for approximately 3.0% of our 2011 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and land-based venues increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 13, 2012, agreements for three ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to six ships, we are operating without written agreements. These nine ships (which are included in the 16 ships referenced above) accounted for less than one percent of our 2011 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our land-based spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

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

The weakened United States and other world economies since 2008, including the impact on consumers of high fuel costs and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on cruise vacations and our services and products. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. These conditions adversely affected our results of operations during 2009. During 2010 and 2011, discretionary spending of passengers on certain cruise lines appears to have increased. The recurrence or worsening of the more severe aspects of these challenging economic conditions, as well as the continuation of increased fuel costs experienced in early 2011 and early 2012, could have a material adverse effect on the cruise industry and also could have a material adverse effect on our business, results of operations and financial condition for 2012 and thereafter during any such recurrence or continuation.

The challenging economic conditions of recent years and the recurrence or worsening of the more severe aspects of these conditions, as well as the related disruptions to capital and credit markets, also could have an adverse effect on the cruise industry by, among other things, limiting the ability of cruise lines to refurbish and repair existing ships and introduce new ships in the future.

Despite the general historic trend of growth in the volume of cruise passengers, in 2012 and future years, the economic environment worldwide could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant and/or continuing decrease in passenger volume could have a material adverse effect on our business, results of operations and financial condition.

A continuing industry trend reported by CLIA is the growing number of passengers sourced from outside North America. We believe that non-North American passengers spend less on our services and products than North American passengers. Other recent trends are those of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative exotic destinations, as well as extending the length of voyages. A number of such replacements and extensions result in cruises producing lower revenues to us than cruises to the prior destinations and of certain long-standing durations. The continuation of these trends could materially adversely affect the results of our shipboard spa operations.

Accidents and other incidents involving cruise ships can materially adversely affect the cruise industry and our results of operations and financial condition. In January 2012, Costa Concordia, a cruise ship owned and operated by Costa, a cruise line that we serve, grounded off the coast of Isola del Giglio, Italy and sustained significant damage. There were a number of casualties and, as of March 6, 2012, a number of people remain missing. The ship remains grounded and partially submerged and the cause of the accident is currently under investigation by the Italian authorities. In February 2012, another Costa vessel experienced a fire which caused it to be temporarily immobilized. Among other things, accidents such as these increase the costs of our maritime-related insurance.

Other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could also materially adversely impact the cruise industry. For example, in the past, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of a cruise pier facility. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship, including an outbreak in February 2012. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, attempted pirate attacks, violence and other crimes in Mexico (including a recent robbery involving cruise passengers on a land excursion), passenger accidents, disappearances and assaults, fatalities from shore excursion activities, shipboard fires and other incidents have brought adverse publicity to the travel industry, including the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our business, results of operations and financial condition.

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

Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service for non-routine maintenance and repairs as a result of damage from an accident or otherwise, such as the Costa Concordia accident. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of our total revenues in 2011, 2010 and 2009, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we began serving again in October 2010), Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn Cruise Lines): 29.9%, 29.3 and 33.6% and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 16.7%, 17.3% and 19.0%. These companies also accounted for 126 of the 152 ships served by us as of February 13, 2012. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition.

Adverse Effect of Current Economic Weakness

As reflected with more specificity elsewhere in these Risk Factors, we believe that the economic slowdown experienced in recent years, including a significant reduction in consumer spending and related disruptions to capital and credit markets in North America and elsewhere have, among other things, adversely effected the discretionary spending of passengers on cruise ships and customers at our land-based venues and have reduced consumer demand for our services and products. While economic conditions showed some improvement in 2010 and 2011, also beginning in 2011 and continuing into 2012, a number of European countries have experienced adverse economic conditions related to, among other things, unpaid debt obligations of certain European countries. These conditions have adversely affected our results of operations in recent years. A recurrence or worsening of the more severe aspects of these conditions and/or a continuation of the increase in fuel costs being experienced in early 2012 could materially adversely affect us.

The Success of Our Hotel Spas Depends on the Hospitality Industry

Our hotel spa operations are conducted at 65 land-based venues located in a total of 17 countries, plus one Untied States territory. We are dependent on the hospitality industry for the success of our hotel spas. To the extent that consumers do not choose to stay at venues where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the hotels where we have operations. The economic slowdown experienced in recent years, including a significant reduction in consumer spending, which improved in 2010 and 2011, has resulted in reduced hotel occupancy rates, including at many of the hotels where we operate spas. The recurrence of the more severe aspects of these challenging economic conditions, as well as the continuation of the increased fuel costs experienced in early 2012, could have a material adverse effect on the hospitality industry and also could have a material adverse effect on our business, results of operations and financial condition for 2012 and thereafter during any such recurrence or continuation. Lower hotel occupancy has a direct, adverse effect on the number of hotel guests that purchase our spa services and products at those venues. Continuation of lower occupancy rates at the hotels we serve could have a material adverse effect on our business, results of operations and financial condition. The following are other risks related to the hospitality industry:

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

Risks Related to Acquisitions and Expansion

One of the ways that we have grown our business has been through acquisitions of existing businesses, including the recent acquisitions of Bliss Inc., Onboard, Ideal Image and Cortiva. Acquisitions have represented a significant amount of our growth in the past. We will continue to consider strategic acquisitions of existing businesses that are compatible with or enhance our existing operations. Any such acquisitions would be subject to various risks, including, without limitation, the risk that we will not be able to operate a business as successfully as it was operated prior to its acquisition, the risks associated with investing financial and other of our resources in effectuating an acquisition that may not be ultimately beneficial to the Company, the risk that the purchase price we pay for an acquisition does not, in fact, represent a fair price for the transaction, the possible loss of key employees, vendors or customer relationships of acquired entities and the risk that we may not be able to successfully integrate any new business that we acquire into our then existing operations.

In connection with acquisitions, we attempt to negotiate appropriate protections for us against unknown liabilities relating to the pre-acquisition activities of the target business. However, those protections generally have some limitations, and we often depend on the continued solvency of the seller of the business or the adequacy of portions of purchase prices held in escrow. Such escrow accounts, generally, represent small percentages of the applicable purchase price and are only held for relatively brief periods of time. Accordingly, we cannot assure you that we will be protected against all liabilities of the businesses that we have acquired or may acquire in the future.

With respect to our schools' operations, acquisitions involve regulatory risks, as described below. In addition, we may also consider expanding through the creation of new schools or the establishment of branches in new locations of one or more of our existing schools, such as we recently did with the opening of our Richardson, Texas campus as a branch of UCMT and which we anticipate doing with the proposed opening of a Houston campus in the third quarter of 2012. First, we cannot assure you that the Houston campus will, in fact, commence operations as scheduled or at all. Generally, establishing new schools or new branch campuses of our existing schools involve a significant amount of financial and other resources of the Company. Despite any such investment of funds and other resources, we cannot assure you that any new school or branch campus that we may establish in the future would be successful. The acquisition of new schools, or the establishment of new schools or new branch campuses, require us to obtain approvals of the DOE and the applicable state licensing agencies and accrediting agencies and are subject to the applicable limitations and requirements of those agencies. Depending on the situation, we may be required to obtain the required approvals before or after the acquisition or establishment of new schools or new branches. We cannot assure you that we would receive these approvals on a timely basis or at all.

We Depend on a Limited Number of Product Manufacturers

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, Remède, Laboratoire Remède, Mandara Spa, Mandara and Jou brands. Many of our products are produced for us by premier United States and European manufacturers. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could have a material adverse effect on our results of operations and financial condition.

We Depend on Our Distribution Facilities

We operate two distribution facilities, one of which is located in the United Kingdom and the other in the United States. Our United States facility is located in Florida, where destructive hurricanes often occur, resulting in damage to businesses or the closing of businesses for, sometimes, extended periods of time. We also utilize distribution facilities operated by third parties and over which we have no day to day control. While we have insurance to cover losses to our products, if our inventory stored at these facilities suffered any loss or damage due to fire, adverse weather or other hazard, our business could be materially adversely affected as a result of such loss or damage due to any resulting inability of ours to timely fulfill our product delivery commitments.

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

In addition, a significant amount of Bliss products are sold through one retail chain in the United States The termination of our arrangement with that retailer to sell Bliss brand products could have a material adverse effect on the results of operations and financial condition of our Products segment. Our Bliss and Remède amenities program at Starwood helps our brand awareness for these products. The termination of that agreement could adversely affect the growth of the name recognition for those products and, accordingly, could adversely affect sales growth for those lines.

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world and our land-based spas are located in a variety of countries. These waters and countries include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. In recent years, cruise ships, including those we serve, have experienced attempted pirate attacks off the coast of Africa. In addition, our hotel spa operations in Asia have been adversely affected by terrorist bombings in Indonesia, most recently in July 2009. In 2007, there was a terrorist attack in the Maldives, where we operate several hotel spas. In Mexico, where cruise ships we serve visit and where we operate land-based spas, drug-related violence has taken place in recent years. Political unrest in areas where we operate spas also has adversely affected our operations in the past and continued political unrest in the Middle East has adversely affected the travel industry in that region. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our business, results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Owners of Our Land-Based Venues

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2011, these payments are required by cruise line agreements covering a total of 77 ships served by us and by 33 of the agreements for our land-based spas.

As of December 31, 2011, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately: $93.0 million in 2012, $5.7 million in 2013 and $5.7 million in 2014. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. The amounts set forth for the years after 2012 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated. In general, we have experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2011, we guaranteed total minimum payments to owners of our land-based venues of approximately: $12.3 million in 2012, $11.6 million in 2013, $11.3 million in 2014, $9.4 million in 2015, $6.2 million in 2016 and $8.7 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Land-Based Venues We Serve

Our revenues from our shipboard guests and guests at our land-based spas can only be generated if the ships and land-based venues we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, one of the hotels where we operate a luxury spa filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. The Maldives recently ordered all hotel spas to cease operation, although that order was soon rescinded. However, we cannot assure you of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of spa facilities) or cruise lines that we serve, particularly in the event of a recurrence of the more severe aspects of the economic slowdown experienced in recent years. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate, our business, results of operations and financial condition could be materially adversely affected.

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

High Fuel Costs or Other Increased Costs Could Adversely Impact our Financial Results

In addition to the adverse effects on consumers of high fuel costs described above, higher fuel costs adversely affect us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as those experienced in recent years, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we utilized. Increased transportation costs associated with increased fuel costs also add to our costs of delivery of our products to the ships we serve and other destinations. In addition, higher fuel charges increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our land-based spas and also increase the cost of utilities at our land-based spas. During 2011 and the first part of 2012, higher fuel costs have been experienced. A continuation of this fuel price increase would likely cause these transportation costs to correspondingly increase. For reasons described in the preceding sentences, extended periods of increased airfares could have a material adverse effect on the results of operations of our business.

Increases in prices of other commodities utilized by us in our business also could adversely affect us. For example, in recent years, as a result of increases in the cost of cotton, the cost to us of linens and uniforms utilized in our operations have increased. A continuing increase in these costs or similar costs applicable to our operations could adversely affect the results of our operations.

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, our three executive vice presidents, as well as the leaders of certain of our business units. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. We have key person life insurance policies with respect to Mr. Fluxman and Glenn Fusfield, President and Chief Operating Officer of Steiner Transocean Limited, but not Mr. Warshaw or any of our other executive officers.

Our continued success also is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based spa employees generally are employed without contracts, on an at-will basis. Other providers of shipboard spa services compete with us for shipboard personnel. We also compete with land-based spas and other employers for our shipboard and land-based spa personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite training and skills necessary for conducting our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products could have a material adverse effect on our business, results of operations and financial condition. In addition, in recent years, the immigration approval process in the United States proceeds at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

Almost all of our shipboard personnel come from jurisdictions outside the United States. Our ability to obtain non- United States shipboard employees is subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by evolving regulatory requirements and/or our inability to enter into an acceptable agreement with the applicable local employment company.

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

In addition, the various jurisdictions where we operate our spas have their own licensing or similar requirements applicable to our employees, which could affect our ability to open new spas on a timely basis or adequately staff existing spas. The ship we serve that is United States-based also is subject to United States labor law requirements that can result in delays in obtaining adequate staffing.

Possible Adverse Changes in United States or Foreign Tax Laws or Changes in our Business Could Increase our Taxes

Background

Steiner Leisure is a Bahamas international business company ("IBC") that, directly or indirectly, owns, among other entities: Steiner Transocean Limited ("Steiner Transocean"), our principal subsidiary and a Bahamas IBC that conducts our shipboard operations, primarily outside United States waters (which constitutes most of our shipboard activities), and Steiner Management Services, LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from Steiner Transocean and other subsidiaries ("Management Services").

We also own, directly or indirectly, the shares of additional subsidiaries in the United States, the United Kingdom and other taxable jurisdictions as well as subsidiaries in jurisdictions in which the subsidiaries are not subject to tax.

Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas or other income tax, except as set forth below. Our United States subsidiaries are subject to United States income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, are subject to a 30% United States withholding tax. Other than as described below, we believe that none of the income generated by our non-United States subsidiaries should be effectively connected with the conduct of a trade or business in the United States and, accordingly, that such income should not be subject to United States federal income tax.

Steiner Transocean is a Bahamas IBC and is not subject to Bahamas income tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income that is effectively connected with its trade or business within the United States and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation also can be subject to a branch profits tax of 30% imposed on its after-tax earnings that are so effectively connected.

Steiner Transocean has three types of income:  income from the provision of spa services, income from the sales of spa products purchased (at prices determined on an arms' length basis) from another non-United States subsidiary of ours and income from leasing (at rates determined on an arms' length basis) its shipboard employees and space to a United States subsidiary of ours  that  performs spa services and sells spa products while the ships are in United States waters and pays Steiner Transocean the amounts referenced above (the "U.S. Waters Activities").

We believe that most of Steiner Transocean's shipboard income should be treated as foreign-source income, not effectively connected to a business it conducts in the United States. This belief is based on the following:

  we believe that all of the functions performed, resources employed and risks assumed in connection with the performance of the above-mentioned services and sales (other than Steiner Transocean's involvement in the U.S. Waters Activities) occur outside of the United States; and

  income to Steiner Transocean from the U.S. Waters Activities is income effectively connected with a Untied States trade or business, and thus subject to United States income taxation, but constitutes a small percentage of Steiner Transocean's total income.

The Risks to Us

Under United States Internal Revenue Service ("IRS") regulations, which were effective January 1, 2007, all or a portion of Steiner Transocean's income for periods commencing on that date could be subject to United States federal income tax at a rate of up to 35%:

  to the extent the income from Steiner Transocean's shipboard operations that we believe are performed outside of United States territorial waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the United States or its possessions or territorial waters;

  to the extent the income from Steiner Transocean's sale of spa products for use, consumption, or disposition in international waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the United States, its possessions or territorial waters; or

  to the extent that passage of title or transfer of ownership of products sold by Steiner Transocean for use, consumption or disposition outside international waters, takes place in the United States or a United States office materially participates in such sales.

If Steiner Transocean is a controlled foreign corporation ("CFC"), any of its shipboard income would be considered income from sources within the United States and would be subject to United States federal income tax unless such income is attributable to functions performed, resources employed or risks assumed in a foreign country or countries.

A CFC is any foreign corporation if more than 50% of the (i) total combined voting power of all classes of stock entitled to vote or (ii) the total value of the stock of such corporation is owned or considered as owned by "United States shareholders" on any day during the taxable year of such corporation. A United States shareholder means a "United States person" who owns or is considered to own ten percent or more of the total combined voting power of the stock entitled to vote of such corporation. A "United States person" is a citizen or resident of the United States, a domestic partnership, a domestic corporation, any domestic estate and a trust over which a United States court is able to exercise administrative supervision and over which one or more United States persons have authority to control all substantial decisions. We believe that Steiner Transocean is not a CFC.

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

Certain non-United States jurisdictions may also assert that Steiner Transocean's income is subject to their income tax.

Management Services receives payments from Steiner Transocean and other subsidiaries of Steiner Leisure in return for certain administrative services it provides to Steiner Transocean and those other subsidiaries. The IRS may assert that transactions between Management Services and Steiner Transocean (and between our other direct and indirect subsidiaries) do not contain arm's length terms. In that event, income or deductions could be reallocated among the subsidiaries in a manner that could increase the taxable income of Management Services or other United States subsidiaries of ours. This reallocation also could result in the imposition of interest and penalties. Management Services and other United States subsidiaries of ours also are subject to United States state and local income, franchise and other taxes and certain of our other subsidiaries are subject to taxes in certain other countries.

Some of our United Kingdom, Bahamas and United States subsidiaries provide goods and/or services to us and certain of our other subsidiaries. The United Kingdom or United States tax authorities may assert that some or all of these transactions do not contain arm's length terms. In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the United Kingdom or United States tax on us. This reallocation also could result in the imposition of interest and penalties.

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. In 2011, our effective income tax rate was 11.7%. See Note 8 in the accompanying Consolidated Financial Statements.

Our land-based operations, the income from which, in general, is taxable, have significantly increased, including as a result of our acquisition of Bliss Inc., Ideal Image, Cortiva and other massage therapy schools in recent years, and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities), which would result in an increase in the amount of our non-shipboard income. This could result in a significant increase in the amount of our income that is subject to tax. In addition, such amount of income subject to tax will continue to increase to the extent our land-based income continues to increase relative to our shipboard income.

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and dollars, and cruise ships are increasingly offering itineraries providing for greater numbers of port days. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. Certain cruise lines we formerly served have engaged the services of third parties or their own personnel for the operation of the spas for all or some of their ships. Additional cruise lines could take similar actions in the future. In addition, there are several other entities offering services in the cruise industry similar to those provided by us and we cannot assure you that we will be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

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

The laser hair removal services industry is highly competitive with many competitors throughout the United States, including physicians in single and multi-specialty practices, medical spas and independent cosmetic hair removal businesses. Some of those competitors offer laser hair removal services (including competitors who charge less for laser hair removal than we do) and others also offer alternative hair removal services which are less expensive than laser procedures, including waxing and electrolysis.

If we are unable to compete effectively in one or more areas of our operations, our business, results of operations and financial condition could be adversely affected.

Risks of Non-United States Operations

A total of four of our hotel spa operations are located on the Indonesian island of Bali, which, along with the Indonesian capital of Jakarta, has been the site of terrorist attacks. In early 2012, the Maldives experienced general political unrest and spas (including those operated by us) were temporarily ordered closed. Indonesia and other countries where we currently or may in the future operate spas have in the past, and may in the future, experience adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could limit visitors to our spas and prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Certain locations in Asia where we operate spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

Severe Weather Can Disrupt Our Spa Operations

We operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations which have in the past, and may in the future, be subject to severe weather conditions, including hurricanes, earthquakes and other destructive storms. For example, heavy flooding in the Fiji Islands in January 2008 disrupted air travel to that country for several weeks, reducing the number of potential guests at our Fiji-based facilities. Hurricane conditions caused us to temporarily close certain of our North American spas during 2011. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations could materially adversely affect our business, results of operations and financial condition.

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

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

We have been required, in connection with a number of our hotel spa agreements, to incur the cost of the build-out of all or a portion of the hotel spa facilities in amounts up to $21.8 million (including an advance of $6.2 million to cover construction costs), including, most recently, $5.2 million for the spa at the Tropicana Las Vegas Hotel and Casino. Any spas we may wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We also may seek acquisitions or other opportunities to grow our business which would require us to expend funds, possibly significant amounts, such as our acquisitions of Bliss and Ideal Image. Each of those acquisitions required us to obtain new funding arrangements and subjected us to restrictions on capital expenditures, and such restrictions are in effect under our current credit facility. Other limitations on capital expenditures, or on other operational matters, could apply in the future. Additionally, our cash flow from operations may not be sufficient to be able to take advantage of all otherwise favorable opportunities to operate hotel spas or effectuate other potentially favorable transactions. Generally, as long as we have certain bank agreements outstanding, if we exceed our currently anticipated capital expenditures or our cash flow from operations is less than anticipated, we would need to seek concessions from our lender and/or additional equity or debt financing to fund our business plan. Additional financing, including a new credit facility, may not be available on commercially acceptable terms or at all.

Risks Relating to Build-out and Opening of Our Land-Based Facilities

In connection with new land-based spas we may seek to operate in the future, we may wish, or be required, to build out all or a portion of the spa's facilities at our own expense as described in the immediately preceding paragraph. Such build-outs involve risks to us, including the following:

  The commencement of the build-outs generally cannot begin until the venue owner has completed its own construction around the premises of the proposed spa. We have no control over that process. The build-out process, as well as weather-related postponements and other factors affecting construction projects generally, could delay our spas' opening dates from those which we may have announced to the public and could result in a loss of revenue to us.

  If the land-based venue or operator owner files for bankruptcy or otherwise has financial problems prior to the opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, in the past, the operator of a hotel where we operate a luxury spa filed for protection under Chapter 11 of the Bankruptcy Code. While that hotel was subsequently sold to a new owner and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a land-based spa could have a material adverse effect on our operations at that venue.

In addition, openings of new land-based spas may be delayed for reasons not related to build-outs. Among other things, adverse local economic or political conditions, hostility in the region, unavailability of labor or outbreaks of illnesses could delay commencement of our operations at land-based spas beyond the dates which we may have announced to the public.

The construction and bankruptcy risks related to venue owners are also applicable to the build-out and openings of our new schools and Ideal Image centers that we propose to operate. In addition, the regulatory approvals required for our schools and the need to recruit for appropriately licensed personnel for our Ideal Image centers could also cause delays in proposed and announced opening dates for these facilities.

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

The continued tightening of credit markets have resulted in some providers of loans ceasing to provide loans to students or reducing the availability and attractiveness of loans to students, including high credit risk individuals who would not otherwise be eligible for credit-based loans. To the extent that significant student loan providers continue to further restrict or cease their student lending activities, our business, results of operations and financial condition could be materially adversely affected. In addition, if prospective students of ours consist, to a significantly greater extent than our current student body, of higher credit risk individuals, those students could have difficulty obtaining financing for their tuition payments to us and this could materially adversely affect our business, results of operations and financial condition.

We offer payment plans to help students pay that portion of their education expense not covered by financial aid programs, including plans under which these balances are unsecured and not guaranteed. As a result of the New DOE Regulations and a reduction in the availability of other financing alternatives for our students, the number of our students utilizing these payment plans has increased. Losses related to unpaid student balances could have a material adverse effect on the results of operations and financial condition of our schools.

The success of our schools also depends on our ability to attract and retain sufficient numbers of faculty members with appropriate qualifications and experience, and we can provide no assurance that we will be able to retain such faculty when, and in the locations, needed.

High Interest Rates Could Adversely Affect Our Ability to Attract and Retain Students

Interest rates remain at historical lows. However, any future increases in interest rates result in a corresponding increase in the cost to some of our existing and prospective students of financing their education. This could result in a reduction in the number of students attending our schools and could adversely affect our schools' results of operations and financial condition. Higher interest rates also could contribute to higher default rates with respect to our students' repayment of loans. Higher default rates may, in turn, adversely impact the eligibility of a school to participate in Title IV Programs and/or the willingness of private lenders to make private loan programs available to students who attend certain schools, which could result in a reduction in the number of students attending those schools.

Risks to our Schools Operations Related to Weather

Five of our campuses are located in Florida, which, from time to time, experiences severe hurricanes. Such hurricanes cause businesses in that state, including some of our campuses, to close for varying periods of time. We also have campuses located in Colorado, Connecticut, Illinois, Maryland, Massachusetts, New Jersey, Pennsylvania, Utah, Virginia and Washington. Almost every year during the winter months, campuses in those locations are impacted to some extent by heavy snow and/or other severe weather conditions, resulting in closures of campuses from time to time. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools, some of our campuses could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools. Prolonged closings of our schools due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students.

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

Consequently, each of our schools is subject to the extensive requirements of the HEA and the regulations promulgated by the DOE, as well as to the separate requirements of its respective state licensing and accrediting agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure. Any failure to comply with the HEA or DOE regulations could be the basis for the initiation by the DOE of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or the imposition of monetary liabilities or other sanctions. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances or whether each of our schools will be able to comply with all of the requirements in the future. Because a majority of our students pay their tuition with financial assistance from the Title IV Programs, the continued eligibility to participate in these programs is critical to the success of our schools. Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters. Any loss or limitation on the eligibility of our schools to participate in the Title IV Programs could adversely affect our schools' results of operations and financial condition.

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

Legislative and Regulatory Action.

The Title IV Programs, under which most of our schools' students receive federal student financial assistance, are subject to political and budgetary considerations. The HEA which authorizes the Title IV Programs is subject to reauthorization and was last reauthorized through September 30, 2014, but is subject to amendment at any time by Congress. In addition, funding is subject to annual appropriations bills and other laws. Administration of these programs is periodically reviewed by various regulatory agencies. Accordingly, there is no assurance that funding for the Title IV Programs will be maintained at current levels. In addition, the DOE could take regulatory actions that could require us to adjust our practices or could limit or impact our Title IV Program eligibility. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on our business, results of operations and financial condition of our schools because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV Program funds.

In December 2011, the Consolidated Appropriations Act, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate. As a result, many of these students who would have qualified to receive Title IV Program funds as "ability-to-benefit" students will not be eligible for Title IV Program assistance under the new law and may be unable to enroll in our institutions without the ability to qualify for Title IV Program funds. The inability of these "ability-to-benefit" students to enroll in our institutions will adversely affect our schools' results of operations and financial condition.

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

The New DOE Regulations amend the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE has stated that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the department will interpret these requirements in each state. Therefore, although we have endeavored to comply with these new regulations, we cannot guarantee that our interpretation of the relevant regulations will be upheld by the DOE or other agencies, or upon judicial review.

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

In addition, the New DOE Regulations require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. The DOE issued a Dear Colleague Letter in April 2011 in which the DOE stated it would not take enforcement actions against schools until 2014 provided that they are making good faith efforts to comply with the law. In July 2011, a Federal district court issued an order vacating this regulation regarding state authorization of distance education. The order is under appeal and the outcome of the matter is unknown.

Any failure of one of our schools to maintain state authorization or its accreditation would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs, which could have a material adverse effect on our results of operations and financial condition.

In March 2012, in conjunction with its most recent application for renewal of accreditation, our schools' Orlando, Florida campus received a show cause order from ACCSC, requiring the school to demonstrate why its accreditation should not be withdrawn. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition. We are currently in the process of responding to this show cause order.

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

Change in Control Risks

Our growth strategy with respect to our schools includes consideration of acquisitions that we believe would be beneficial to us, such as our acquisitions in recent years of UCMT, CCMT and Cortiva. In addition to the risks applicable to all acquisitions, such as the risk of our inability to successfully integrate the acquired business with our existing operations, any proposed acquisition of an institution that participates in federal student financial aid programs requires that we seek approval from the DOE and applicable state agencies and accrediting authorities. A change of ownership or control of an institution can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. The institution must also obtain final change of ownership approvals from the state licensing agencies and the accrediting authorities, as well as the DOE. If we are unable to obtain approvals from state agencies, accrediting agencies or the DOE for any institution we propose to acquire, the acquired schools would not be permitted to participate in federal student financial aid programs. Such failure could have a material adverse effect on the schools to be acquired and on our schools operations in general. We are engaged in certain ongoing activities toward the completion of the change in ownership process for the Cortiva acquisition.

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

New DOE Regulations

In October 2010, the DOE issued the NEW DOE Regulations. Among other areas covered are the following: incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour (an area that has a particular impact on our schools), verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds requirements, and timeliness and method of disbursement of Title IV funds. These regulations became effective on July 1, 2011.

In June 2011, the DOE issued additional final rules with a general effective date of July 1, 2012 regarding gainful employment by program graduates in a recognized occupation, which rules require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV Program funding. Under the final DOE regulations, each program will be required to achieve threshold rates in three debt measure categories related to annual loan repayment rates, an annual debt-to-annual earnings ratio and an annual debt-to-discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions. For any program that fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other requirements, disclose the amount by which the program missed the threshold rates and the institution's plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repayment of their loans, disclose the options available to the student if the program loses eligibility for Title IV funds and disclose resources available to research other educational options and compare programs costs. If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years.

We continue to analyze the New DOE Regulations and subsequent informal and formal guidance and clarifications issued by the DOE with respect to the New DOE Regulations to identify and assess potential impacts to our schools business and to consider and evaluate various strategies to address those potential impacts. The implementation of these rules has adversely affected the results of operations of our schools and required us to change certain of our business practices and incur costs of compliance and in developing and implementing changes in operations. The new regulations have affected our student recruitment and enrollment by limiting the ability of our students and educational programs to remain eligible to participate in Title IV Programs, limiting the financial aid or government sponsored loan amounts a student can receive and adversely impacting our ability to compensate certain employees, and may result in changes in, or elimination of, certain programs and may have other material adverse effects on our schools business including limiting our ability to grow that business.

"90/10 Rule"

Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs.  Certain HEA-related relief from the 90/10 Rule expired on July 1, 2011.  Since the expiration of such relief, we have experienced adverse effects on our ability to comply with this rule and we expect to experience an increase to such adverse effects on our ability to comply with this rule in the future.   Moreover, if Congress or the DOE were to modify the 90/10 rule by lowering the 90% threshold, counting other federal funds in the same manner as Title IV funds in the 90/10 calculation, or otherwise amending the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), these or other changes to the 90/10 Rule could adversely affect our ability to the comply with the 90/10 Rule.

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

Default Rates

Our institutions (including their main campuses and all additional locations) could lose their eligibility to participate in some or all of the federal student financial aid programs if their cohort default rates fail to remain below statutory and regulatory benchmarks. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment on a FFEL or Direct Loan during the fiscal year and default on the loan on or before the end of the next fiscal year. An institution may lose its eligibility to participate in some or all Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the DOE. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

Under recent changes to the HEA, the DOE will begin calculating "3-year" cohort default rates beginning with the rate for the 2009 fiscal year, which is expected to be published in 2012. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of fiscal year or the subsequent two fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.

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

Impermissible Recruiting, Admissions or Financial Aid Payments

Schools participating in Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Moreover, the New DOE Regulations eliminated all 12 safe harbors and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future and will enforce the incentive compensation rule as written. We cannot predict how the DOE will interpret the rule, but, in any event, we have had to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications could affect our ability to appropriately compensate and retain our admissions representatives and other officers and employees and could affect our enrollments, either of which could have a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse effect on our schools' results of operations and financial condition.

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

Government Regulation - Maritime

New rules currently proposed by the International Labour Organization under the Consolidated Maritime Labour Convention add requirements as to the hiring, training and hours of work and compensation of shipboard employees. It is anticipated that these rules will become effective in 2013. These new rules, if adopted in their current form, will significantly increase our expenses associated with our shipboard employees, although the amount of such increase is not determinable at this time since the legislation has not yet been published to enable us to determine the impact of compliance.

In addition, many of the cruise ships we serve call on United States ports and are, therefore, subject to security requirements which have increased in recent years. These requirements, as well as additional legislation or regulations that may be enacted in the future, could increase the cruise industry's cost of doing business, which could adversely affect that industry.

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

Government Regulation - Ideal Image

Corporate Practice of Medicine Prohibitions Could Limit Ideal Image's Business

The laws in many of the states in which we operate, or may in the future operate, laser hair removal centers, prohibit business entities from practicing medicine and from exercising control over or employing physicians who practice medicine. This corporate practice of medicine prohibition is intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician's professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. Governmental authorities may determine that our relationships with our affiliated physicians and practice groups violate state corporate practice of medicine and fee-splitting prohibitions. In addition, governmental authorities could determine that we have not complied with new laws which may be enacted, rendering our arrangements illegal. If any of these events occurs, Ideal Image could be subject to significant fines and penalties, or could be required to change the way it does business, which, in either case, could adversely affect the financial condition and results of operations of Ideal Image.

Referral Fee Prohibitions Could Hurt Ideal Image's Business

The laws in some of the states in which we operate or, may in the future operate, laser hair removal centers prohibit physicians and other health care providers from referring patients to facilities in which the physician or other healthcare provider has a financial interest. Some states also have anti-kickback statutes which prohibit the payment for referrals. These laws may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director services, we may be required to terminate or restructure some or all of our relationships with, or refuse referrals from, these referring physicians or be subject to civil and administrative sanctions, including, but not limited to, refund requirements. Such events could cause physicians to not refer patients to our centers and could adversely affect our ability to procure the services of medical directors, each of which circumstances could materially adversely affect our Ideal Image business.

HIPAA

The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (collectively referred to as "HIPAA"), requires us to provide certain protections to patients and their health information, including limiting the uses and disclosure of patient health information existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical and technical safeguards with respect to patient health information maintained in electronic format. HIPAA provides for monetary penalties up to an annual maximum penalty of $1,500,000 for violations by us or our employees, based on the nature and extent of the violation and the nature and extent of the harm. Any violation of HIPAA by us or one of our employees could lead to substantial penalties, which could adversely impact the conduct of our Ideal Image business as well as the results of operations and financial condition of that business.

Franchise Regulation Could Limit Our Ability to Take Certain Actions With Regard to our Franchisees

Ideal Image's franchise activities are subject to federal and state laws regulating the offer and sale of franchises and the dictating the nature of our franchise relationships. These laws impose registration requirements, extensive disclosure requirements and other requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of franchise relationships impose fair dealing standards during the term of the franchise relationships and limitations on a franchisor like us, including with respect to termination or refusal to renew a franchise. Those laws may require us to retain an under-performing franchise, which we otherwise would not retain, which could adversely impact our revenues. While we currently do not anticipate offering any new Ideal Image franchise opportunities, we cannot predict the nature and effect of any future legislation or regulation on our franchise operations.

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

We Face Risks Relating to the Financing of Ideal Image Treatments

Very few of Ideal Image's customers pay for their treatments in full in advance. These customers pay for the treatments in one of the following ways: (i) through loans from a third party financial institution which provides funding for the purchases to many of Ideal Image's customers, (ii) financing from other third party lenders, for customers who have higher credit risk profiles (we are subject to recourse in the event of non-payment of these loans), (iii) payment for the services on a pro-rata basis each time a treatment is performed, (iv) monthly payments over the course of a 12 month period made by automatic deduction from a customer's credit card, (v) cash, checks and gift card redemptions and (vi) other payment terms that are extended by Ideal Image. Accordingly, unless customers use third party financial institutions (we pay the bank fees for certain of these loans to our customers), we face the risk that Ideal Image's customers who agree to purchase treatments may, in fact, not fulfill their payment obligations in connection with such agreements. We have relied on a single third party financial institution to provide most of the funding for treatments purchased by customers of Ideal Image, but that financial institution has recently informed us that it will, as of May 18, 2012, cease financing the treatments of our customers.  We are currently engaged in negotiations with another provider of such financing, with the goal of having that lender's financing available to our customers as of the time the current lender ceases doing business with us.  However, we cannot assure you that we will, in fact, be able to reach an agreement with this proposed new lender in a timely manner or on terms acceptable to us.  If we are unable to reach an agreement with this proposed new lender, Ideal Image would be required to provide, on its own behalf, financing alternatives to customers similar to those of our current primary customer lender or suffer a loss of customers and a reduction in our revenues.  This could have a material adverse effect on our results of operations and financial condition.

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

Our Credit Facility Financing Could Restrict Our Activities

In 2011, we entered into a new credit facility in connection with our acquisition of Ideal Image. That agreement contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants would remain applicable even when there are no amounts outstanding under the credit facility.

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

Need for Growth in Product Sales and Risk Relating to Retail Rollouts

In order for us to grow, we need to find additional sources of revenue. In addition to our acquisitions of Onboard, Ideal Image and Cortiva, we continue to place emphasis on growth in sales of our principal existing product lines, Elemis and Bliss, apart from sales on cruise ships and at our land-based spas. While we believe that our Elemis and Bliss day spas assist us in our efforts to increase sales of those products, we cannot assure you that these spas will have significant positive effects on such distribution efforts because, among other things, those spas are few in number and located in limited geographic areas.

In recent years, in the British Isles and the United States, we have been selling our Elemis products in dedicated areas of well-known department stores and other retail establishments. Bliss products are also sold in well-known department stores. From time to time in the future we may announce additional agreements with retail venues to operate such dedicated sales areas for our products. Those agreements may be in a non-written form and may otherwise not be formal commitments. Accordingly, even if we announce our intention to commence retail product sale operations at certain venues, we cannot provide assurance that, in fact, such operations will be effectuated in all instances.

Our ability to grow our product sales, in addition to the challenges of competition described above, may be adversely affected by economic conditions. The economic slowdown experienced in recent years with respect to United States and other world economies, including a significant reduction in consumer spending, which improved in 2010 and 2011, including the impact on consumers of higher fuel costs and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on our products. This adversely affected our results of operations during 2009 and, to a lesser extent, 2010 and 2011. A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced in 2011 and early 2012 could have a material adverse effect on our retail product sales for the balance of 2012 and thereafter during any such recurrence, continuation or worsening.

Need to Expand our Spa Services

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

We are not a United States Company and, as a Result, there are Special Risks

Our corporate affairs are governed by our Memorandum of Association and Articles of Association, which are similar to the articles of incorporation and bylaws of a United States corporation, and the International Business Companies Act, 2000 of The Bahamas, as amended (the "IBC Act"). There are very few reported judicial cases under the IBC Act. Accordingly, the rights and remedies of our public shareholders in the face of actions by our management, directors or shareholders are less clearly established than would be the case with a company incorporated in a United States jurisdiction or in another country, such as the United Kingdom.

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

  it is unlikely that Bahamian courts would entertain original actions against Bahamas companies or their directors or officers based solely upon United States federal securities laws; judgments predicated upon any civil liability provisions of the United States federal securities laws are not directly enforceable in The Bahamas; rather, a lawsuit must be brought in The Bahamas on any such judgment; and

  in general, a judgment obtained after due trial by a court of competent jurisdiction, which is final and conclusive as to the issues in contention, is actionable in Bahamian courts and is impeachable only upon the grounds of fraud, public policy and natural justice.

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of the ingredients of our Elemis and La Thérapie products in U.K. Pounds Sterling and Euros, the weakness in recent years of the U.S. Dollar against those currencies has adversely affected our results of operations. During 2009, 2010 and early 2011, the U.S. Dollar weakened against the U.K. Pound Sterling and the Euro. Though the U.S. Dollar strengthened against these currencies in late 2011, weakness in the U.S. Dollar has reappeared in early 2012. To the extent that the U.K. Pound Sterling or the Euro continues to become stronger against the U.S. Dollar, our results of operations and financial condition could be adversely affected.

Disruptions or Damage to Our Computer Networks

Our business relies to a significant extent on our information technology (computer) networks. Among other things, we sell our products on websites that we operate. These networks, similar to computer networks in many businesses, may be vulnerable to service interruptions or malfunctions, including those related to unauthorized access, computer hackers, computer viruses and other security threats. In addition to the adverse effects on our business in general of an interruption in the operation of our computer networks, a user who circumvents security measures could misappropriate proprietary information of Steiner or our customers or cause disruptions to, or malfunctions in, our operations. Accordingly, among other things, we may be required, from time to time, to expend significant resources to protect against the threat of service interruptions and these security breaches or to alleviate problems caused by these breaches and we may also be liable to customers or other third parties if their information is accessed by hackers or other unauthorized third parties.

In addition, potential disruptions and denial-of-service attacks could negatively affect costs, customer demand and pricing for our products and services. In addition, the operation and maintenance of these networks is, in some cases, dependent on third party technologies, systems and services providers for which there is no certainty of uninterrupted availability. While we continue to invest in security initiatives and disaster recovery plans, these measures cannot completely insulate us from disruptions that could result in adverse effects on our operations and profitability.

Changes in Privacy Law Could Adversely Affect Our Ability to Market Our Services and Products Effectively

Our ability to market our services and products effectively is an important component of our business. We rely on a variety of direct marketing techniques, including telemarketing, email marketing, and direct mail. Any further restrictions under laws such as the Telemarketing Sales Rule, CANSPAM Act, and various United States state laws or new federal laws regarding marketing and solicitation, or international data protection laws that govern these activities, could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this were to occur, we may be unable to develop adequate alternative marketing strategies, which could impact our ability to effectively market and sell our services and products.

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

Anti-takeover Provisions Limit Shareholders' Ability to Affect a Change in Management or Control

Our Articles of Association ("Articles") include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of Steiner Leisure that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified board of directors serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on certain transactions with holders of 15% or more of the voting shares of Steiner Leisure. We have an authorized class of 10,000,000 Preferred Shares that may be issued in one or more series by our board of directors (our "Board") without further action by the shareholders on such terms and with such rights, preferences and designations as our Board may determine. Furthermore, our equity plans and our officers' employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of Steiner Leisure.

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
  changes in recommendations or estimates by analysts of our earnings or earnings in the cruise, travel, leisure and education industries;
  market conditions in the cruise, travel, leisure and education industries;
  announcements or activities by our competitors; and
  the market price of shares of our cruise line or land-based customers.

Any such event could result in a material decline in the price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our hotel spas are operated under agreements with the hotel operators or owners, as the case may be, of those venues. Our administrative offices, schools, Ideal Image centers, day spa facilities and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Management Services is located in Coral Gables, Florida. The administrative office of our Steiner Training Limited subsidiary is located near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables. We administer Mandara's Asian and Central Pacific operations from offices in Kuala Lumpur, Malaysia and our Guam operations from an office on that island. We administer our Bliss and Remède operations primarily from Bliss Inc.'s offices in New York City. We maintain an office for marketing, public relations and other activities of Elemis in London.

In February 2012, we entered into an agreement to purchase the building where Management Services currently has its offices under a lease agreement for a portion of the building. It is anticipated that Management Services would utilize most of the space in that building. That agreement provides for conditions to closing, including our satisfactory completion of an inspection of the building.

Our shipboard staff training facilities are located in the same building as the administrative office of Steiner Training. We also have a training center in Bali, Indonesia.

We maintain a product warehousing and distribution facility in England, where our administrative offices of Elemis are also located, and a warehouse and shipping facility in Ft. Lauderdale, Florida for our Elemis and La Thérapie products and certain other products (we use third party production, warehousing and shipping facilities for our Bliss and Remède products). We have a facility in Bali, Indonesia where we produce face and body care-related products and pack and label goods from third party suppliers for shipment to certain of our spas.

Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix, Scottsdale, Tempe and Tucson), Colorado (Aurora and Westminster), Connecticut (Groton, Newington and Westport), Florida (Bradenton, Maitland, Miami, Pompano Beach, and Pinellas Park), Illinois (Chicago, Crystal Lake and Woodbridge), Maryland (Linthicum), Massachusetts (Watertown), Nevada (Las Vegas), New Jersey (Hoboken and Wall), Pennsylvania (King of Prussia and York), Texas (Richardson), Utah (Lindon and Salt Lake City), Virginia (Charlottesville) and Washington (Federal Way and Seattle).

Our Ideal Image operations are administered from offices in Tampa, Florida. The Ideal Image centers that we operate are generally located in shopping centers. We operate these centers in: Arizona (Chandler, Scottsdale and Tucson), Connecticut (West Hartford), Florida (Aventura, Boca Raton, Brandon, Gainesville, Naples, New Tampa, Ocala, Palm Harbor, Plantation, Tampa and Wellington), Georgia (Alpharetta, Atlanta, Buford, Augusta and Savannah), Idaho (Meridian), Indiana (Indianapolis), Minnesota (Edina and Maple Grove), Missouri (Creve Coeur, Kansas City, Springfield, St. Louis and Sunset Hills), New Mexico (Albuquerque), North Carolina (Charlotte, Greensboro and Winston-Salem), Nevada (Henderson, Reno and Las Vegas), Oklahoma (Tulsa), Oregon (Tigard), Tennessee (Knoxville), Texas (Arlington, Austin, Colleyville, Dallas, Garland, Plano), Utah (Orem and Salt Lake City), Virginia (Glen Allen and Virginia Beach), Washington (Seattle, Tukwila and Vancouver) and Wisconsin (Brookfield, Fox Point and Greenfield).

We lease a small office in Hong Kong in connection with our product sales in that region.

We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations, financial condition and cash flows.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us. The Plaintiff is alleging an unspecified amount of damages. In October, 2011, summary judgment in our favor was granted by the court. The Plaintiff has filed a notice of appeal with respect to that ruling. We are unable to provide an evaluation of the likelihood of an unfavorable outcome on that appeal, or provide an estimate of the amount or range of possible loss in this matter. Should we ultimately be found liable in this matter, and the amount of any such liability exceeds the limits of our applicable insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

As previously reported, in April  2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss, claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action, although the plaintiff has not yet filed a motion for class certification. This matter seeks unspecified damages. Likelihood of an unfavorable outcome resulting in a loss is reasonably possible. Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On November 1, 2011, in connection with the closing of our acquisition of Ideal Image, each of Joseph Acebal and Richard Mikles, Co-Chief Executive Officers of Ideal Image both before and after that closing, received as part of the consideration for the transaction and in respect of their pre-closing ownership interest in Ideal Image, 62,296 of our common shares with a valuation of $2,578,620 (based on a price per share calculated in accordance with the acquisition agreement). The issuance of these shares was made in a private offering without registration under the Securities Act of 1933, as amended, upon the exemption from registration provided by Section 4(2) of that act.

Market for Common Shares and Related Matters

Our common shares are traded on the Nasdaq Global Select Market under the symbol "STNR." The following table sets forth for the periods indicated the high and low sales prices per share of our common shares as reported by the Nasdaq Global Select Market.

2011	High	Low
First Quarter	$49.84	$42.19
Second Quarter	51.09	42.44
Third Quarter	51.71	35.94
Fourth Quarter	53.44	37.41

2010	High	Low
First Quarter	$45.71	$36.81
Second Quarter	48.74	37.84
Third Quarter	44.86	33.47
Fourth Quarter	47.79	36.63

As of March 5, 2012, there were 14 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners). As of March 5, 2012, there were 7,626 beneficial owners of our common shares.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the Company's proxy statement for the Company's 2012 annual meeting of shareholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2011.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2011 through October 31, 2011	--	$--	--	$41,933,273
November 1, 2011 through November 30, 2011	32,762	47.57	--	41,933,273
December 1, 2011 through December 31, 2011	93,854	45.83	55,977	39,385,365
Total	126,616	$46.28	55,977	$39,385,365

(1)  The shares indicated as purchased in November 2011 represent shares surrendered by our employees in connection with the vesting of restricted shares ("Vesting Repurchases"). We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations arising upon the vesting of such restricted shares. Of the shares indicated as purchased in December 2011, 55,977 were purchased through the Company's only repurchase plan, which was approved on February 27, 2008 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $60,614,635 of our common shares have been purchased to date. The balance of the shares purchased in December 2011 was Vesting Repurchases.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2006, and ending December 31, 2011.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2006 in our common shares at a per share price of $45.50, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Steiner Leisure Ltd., the NASDAQ Composite Index,
and the Dow Jones US Travel & Leisure Index

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Steiner Leisure Ltd.
NASDAQ Composite
Dow Jones US Travel & Leisure

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 Dow Jones & Co. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11

Steiner Leisure Limited	100.00	97.05	64.88	87.38	102.64	99.76
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Dow Jones US Travel & Leisure	100.00	98.59	63.96	83.77	118.44	126.37

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2011. The balance sheet data as of December 31, 2011 and 2010 and the statement of income data for the years ended December 31, 2011, 2010 and 2009 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2009, 2008 and 2007 and the statement of income data for the years ended December 31, 2008 and 2007 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2011(1)(2)(3)(4)	2010(1)(2)	2009(1)(2)	2008(1)	2007(1)
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues:
Services	$470,756	$410,857	$343,545	$360,819	$351,503
Products	230,876	209,528	147,032	179,950	177,717
Total revenues	701,632	620,385	490,577	540,769	529,220
Cost of revenues:
Cost of services	382,341	335,118	277,371	294,908	283,596
Cost of products	160,754	140,956	106,817	119,005	127,045
Total cost of revenues	543,095	476,074	384,188	413,913	410,641
Gross profit	158,537	144,311	106,389	126,856	118,579
Operating expenses:
Administrative	41,776	36,133	25,032	34,630	33,080
Salary and payroll taxes	57,048	53,325	38,218	42,029	37,816
Total operating expenses	98,824	89,458	63,250	76,659	70,896
Income from operations	59,713	54,853	43,139	50,197	47,683
Other income (expense):
Interest expense	(2,716)	(3,388)	(349)	(269)	(367)
Other income	682	151	216	463	1,595
Total other income (expense)	(2,034)	(3,237)	(133)	194	1,228
Income from continuing operations before provision for income taxes and discontinued operations	57,679	51,616	43,006	50,391	48,911
Provision for income taxes	6,744	7,293	5,014	4,509	4,214
Net income	$50,935	$44,323	$37,992	$45,882	$44,697

Earnings per common share
Income per share:

Basic	$3.39	$2.99	$2.61	$3.01	$2.69

Diluted	$3.35	$2.94	$2.56	$2.96	$2.63

Basic weighted average shares outstanding	15,013	14,832	14,577	15,253	16,626
Diluted weighted average shares outstanding	15,217	15,069	14,764	15,433	16,990

BALANCE SHEET DATA:
Working capital	$7,330	$77,706	$43,549	$35,475	$40,319
Total assets	712,429	400,895	382,378	250,035	272,211
Long-term debt, net of current portion	148,500	20,000	45,500	--	--
Shareholders' equity	322,030	264,805	217,127	169,083	182,975

_____________________

(1)        In August 2008, we acquired the assets of CCMT for approximately $4.3 million. Our financial results include the results of the acquired entities subsequent to this acquisition.

(2)         In December 2009, we acquired the stock of Bliss World Holdings, Inc. for $100 million in cash less cash acquired. Our financial results include the results of the acquired entities subsequent to this acquisition.

(3)       In November 2011, we acquired, through a merger, all the issued and outstanding capital stock of Ideal Image for $175 million, funded from existing cash and common shares and borrowings under our new credit facility. Our financial results include the results of the acquired entities subsequent to this acquisition. See Note 4, "Acquisitions," in the accompanying Consolidated Financial Statements.

(4)       In November 2011, we acquired the assets of Cortiva for $33 million, funded from existing cash. Our financial results include the results of the acquired entities subsequent to this acquisition. See Note 4, "Acquisitions," in the accompanying Consolidated Financial Statements.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto starting on page F-1 of this Annual Report on Form 10-K.

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our business through four reportable segments: Spa Operations, Products, Schools and Laser Hair Removal.

On December 31, 2009, Steiner Leisure acquired all of the stock of Bliss Inc. from Starwood. Bliss Inc. is a spa and skincare company with urban hotel and land-based spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, Ulta and Sephora stores and other domestic and international retail locations, as well as QVC. The purchase price for Bliss Inc. was $100 million in cash, less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

In January 2011, we completed the acquisition of the assets of Onboard. Onboard provided spa services and sold spa products on 13 cruise ships, five of which had large spa facilities. In connection with this transaction, the principal owners of Onboard entered into consulting and non-competition agreements with us. The purchase price of this acquisition was $4.5 million, including contingent consideration.

On November 1, 2011, we acquired all of the issued and outstanding stock of Ideal Image. Ideal Image is a leader in the growing consumer healthcare category of laser hair removal. As a result of our acquisition of Ideal Image, we operate 59 laser hair removal treatments centers and are party to agreements with franchisees, who operate 17 laser hair removal centers offering services under the Ideal Image brand in an upscale retail setting. Ideal Image is subject to regulation in the states in which its facilities are located, related to, among other things, corporate entities such as Ideal Image "practicing medicine" and to the provision of the laser hair removal services. The two Co-CEOs of Ideal Image have agreed to continue in those roles. The purchase price for this transaction was $175 million payable in cash at closing, less cash acquired, and was paid from existing cash and common shares and through borrowings under our new credit facility.

On November 7, 2011, we acquired the assets of Cortiva. Cortiva operates seven post-secondary massage therapy schools from 12 campuses located in Arizona, Florida, Illinois, Massachusetts, New Jersey, Pennsylvania and Washington. Steiner, through its Schools Division, now owns and operates a total of 30 campuses in 14 states with a total population of approximately 5,200 students. The purchase price for this transaction was $33 million payable in cash at closing, less cash acquired. The purchase price was paid from existing cash.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at land-based spas. We conduct our activities pursuant to agreements with cruise lines and owners of our land-based venues that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and land-based venue owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both. As of February 13, 2012, we provided our spa services on 152 ships and at a total of 65 hotel spas located in the United States, the Caribbean, Asia, the Pacific and other locations, and at our day spas in New York City (two spas), Coral Gables, London and Singapore.

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

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 30 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. As of February 13, 2012, there were a total of 5,270 students attending our schools. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the HEA and administered by the DOE. We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, and have adversely affected our Schools segment's enrollments and are anticipated to continue to adversely affect our enrollment and our results of operations, although the full extent of the effect on the future business of our Schools segment cannot yet be determined.

Our revenues are generated principally from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. These industries are subject to significant risks that could affect our results of operations.

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. While economic conditions showed some improvement in 2010 and 2011, beginning in 2011 and continuing into 2012, a number of European countries have experienced adverse economic conditions related to unpaid debt obligations of certain of those countries.  The impact on consumers of periodic high fuel costs which appeared again in 2011 and continued into 2012 has added to this turmoil.

As a consequence of these economic conditions, our results of operations and financial condition for 2009 and, to a lesser extent, 2010 and 2011, were adversely affected. A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced during 2011 and early 2012 could have a material adverse effect on our services and product sales for the balance of 2012 and thereafter during any such recurrence, continuation or worsening.

The cruise industry also is subject to risks specific to that industry. Among other things, the highly publicized January 2012 accident involving the Costa Concordia has adversely affected cruise ship bookings in early 2012.

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

Historically, a significant portion of our operations have been conducted on ships through entities that are not subject to income taxation in the United States or other jurisdictions.  To the extent that our non-shipboard income continues to increase as a percentage of our overall income, the percentage of our overall income that will be subject to tax would continue to increase.

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

Laser Hair Removal. With respect to our laser hair removal centers, we measure performance primarily through average weekly revenue and new customer acquisitions.

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and for existing and new ships of other cruise lines, seeking new venues for our land-based spas, developing new products and services, seeking additional channels for the distribution of our retail products and seeking to increase the student enrollments at our post-secondary massage and beauty schools, including through the opening of new school campuses and by opening new Ideal Image laser hair removal centers. We also consider growth, among other things, through appropriate strategic transactions, including acquisitions and joint ventures.

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

Cost of revenues includes:

    cost of services, including an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines, an allocable portion of staff-related shipboard expenses, wages paid directly to land-based spa employees, payments to land-based spa venue owners, spa facilities depreciation, as well as, with respect to our schools and laser hair removal centers, directly attributable campus or center, as the case may be, costs such as rent, advertising and employee wages; and

    cost of products, including an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines, an allocable portion of other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

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

Operating expenses include administrative expenses, salaries and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to acquisitions.

Revenue Recognition

We do not have critical accounting policies with respect to revenue recognition other than with respect to our massage therapy and beauty schools and Ideal Image. Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition that a certificate will never be redeemed, referred to as "breakage." We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will be subject to breakage. In the fourth quarter of 2009, we began using the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded pro rata over the time period gift cards are actually redeemed and breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statements of income.

The Company recognizes Ideal Image Center ("Center") sales in relation to treatment packages sold at Company-owned clinic locations. The package provides for five initial treatments which occur at up to ten-week intervals and allows for up to four additional treatments, as necessary, to obtain the desired results. Center sales revenue is recognized evenly over the average number of treatments provided. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue on the consolidated balance sheet as of December 31, 2011.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of December 31, 2011, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Accounting for Business Combinations

When accounting for business combinations, we are required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value as of the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre-acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually.

Although we believe the assumptions and estimates we have made in connection with our acquisitions have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include, but are not limited to, the estimated fair value of the acquisition-related contingent consideration, the future expected cash flows from sales of products and services and related contracts and agreements, as well as discount and long-term growth rates. Unanticipated events and circumstances may occur which could affect assumptions, estimates or actual results.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value--based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2011, we had goodwill of $326.9 million and unamortized intangibles of $90.9 million.

Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible assets with definite lives and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

We review the carrying value of goodwill and indefinite lived intangible assets of each of our reporting units on an annual basis as of each January 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. We consider our Maritime, Land-Based Spas, Product Distribution, Schools and Laser Hair Removal segments to be individual reporting units which are also individual operating segments of the Company. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.

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

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what other industry members would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year ended December 31, 2011, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2011.

As of January 1, 2011 and 2012, we reviewed the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $51.5 million as of December 31, 2011, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for impairment" ("ASU 2011-08"). This new guidance allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011. If an entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial condition, results of operations, cash flows or related disclosures.

In June 2011, FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). This new guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. While the guidance will impact the presentation within our financial statements, we do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial condition, results of operations, cash flows or related disclosures.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 provides a definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between United States GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are being applied prospectively. We are currently assessing the future impact, if any, of this ASU to our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-02"). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. Specifically, creditors are required to consider whether the debtor is experiencing financial difficulties or whether the creditor has granted a concession. This guidance was effective for us for the first interim period beginning on or after June 15, 2011 and we were required to apply this ASU retrospectively for all modifications and restructuring activities that have occurred from January 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial condition, results of operations, cash flows or related disclosures.

In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance as of January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on our consolidated financial condition, results of operations, cash flows or related disclosures.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Services	67.1%	66.2%	70.0%
Products	32.9	33.8	30.0
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of services	54.5	54.0	56.5
Cost of products	22.9	22.7	21.8
Total cost of revenues	77.4	76.7	78.3
Gross profit	22.6	23.3	21.7
Operating expenses:
Administrative	6.0	5.8	5.1
Salary and payroll taxes	8.1	8.6	7.8
Total operating expenses	14.1	14.4	12.9
Income from operations	8.5	8.9	8.8
Other income (expense), net:
Interest expense	(0.4)	(0.6)	(0.1)
Other income	0.1	--	--
Total other income (expense), net	(0.3)	(0.6)	(0.1)
Income from operations before provision for income taxes	8.2	8.3	8.7
Provision for income taxes	0.9	1.2	1.0
Net income	7.3%	7.1%	7.7%

2011 Compared to 2010

Revenues. Revenues of our reportable segments for the years ended December 31, 2011 and 2010, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
Revenue:	2011	2010
Spa Operations	$497,532	$445,164	11.8%
Products	154,779	133,072	16.3%
Schools	67,527	66,630	1.3%
Laser Hair Removal	12,104	--	N/A
Other	(30,310)	(24,481)	N/A
Total	$701,632	$620,385	13.1%

Total revenues increased approximately 13.1%, or $81.2 million, to $701.6 million in 2011 from $620.4 million in 2010. Of this increase, $59.9 million was attributable to an increase in services revenues and $21.3 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations revenues increased approximately 11.8%, or $52.3 million, to $497.5 million in 2011 from $445.2 million in 2010. Average weekly revenues for our land-based spas increased 6.1% to $29,395 in 2011 from $27,710 in 2010. In January 2011, we completed the acquisition of Onboard. We had an average of 2,608 shipboard staff members in service in 2011 compared to an average of 2,242 shipboard staff members in service in 2010. Revenues per shipboard staff per day decreased by 1.4% to $416 in 2011 from $422 in 2010. Average weekly revenues for our shipboard spas decreased by 2.2% to $50,562 in 2011 from $51,680 in 2010. Excluding the ships we began serving in connection with the acquisition of Onboard, average weekly revenues of our shipboard spas increased by 2.0% in 2011 and revenues per shipboard staff per day was unchanged from 2010. The increases in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Revenues. Products revenues increased approximately 16.3%, or $21.7 million to $154.8 million in 2011 from $133.1 million in 2010. This increase was primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Revenues. Schools revenues increased approximately 1.3%, or $0.9 million to $67.5 million in 2011 from $66.6 million in 2010. The increase in revenues was primarily attributable to the acquisition of Cortiva. Excluding the revenues of Cortiva, revenues decreased due to decreased enrollments.

Laser Hair Removal Revenues. The increase in revenues was attributable to the acquisition of Ideal Image on November 1, 2011.

Cost of Services. Cost of services increased $47.2 million to $382.3 million in 2011 from $335.1 million in 2010. Cost of services as a percentage of services revenue decreased to 81.2% in 2011 from 81.6% in 2010. This decrease was primarily due to the positive impact of Laser Hair Removal activities, which was partially offset by the weak performance of our Schools segment.

Cost of Products. Cost of products increased $19.8 million to $160.8 million in 2011 from $141.0 million in 2010. Cost of products as a percentage of products revenue increased to 69.6% in 2011 from 67.3% in 2010. This level and percentage increase was primarily related to the additional discounts given on the sale of our products and some inefficiencies caused by the move of one of our warehouses.

Operating Expenses. Operating expenses increased $9.3 million to $98.8 million in 2011 from $89.5 million in 2010. Operating expenses as a percentage of revenues decreased to 14.1% in 2011 from 14.4% in 2010. This decrease was primarily attributable to better cost controls, offset by our purchases of Ideal Image and Cortiva and transaction costs of $2.1 million related to the acquisitions.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2011 and 2010, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
Income from Operations:	2011	2010
Spa Operations	$40,903	$31,335	30.5%
Products	10,176	10,187	(0.1)%
Schools	11,152	15,963	(30.1)%
Laser Hair Removal	1,739	--	N/A
Other	(4,257)	(2,632)	N/A
Total	$59,713	$54,853	8.8%

The increase in operating income in Spa Operations was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our services and products. The decrease in the operating income in Schools was attributable to lower enrollments and higher operating costs, in part due to changes in regulations more fully described above.

Other Income (Expense), Net. Other income (expense), net increased $1.2 million to expense of ($2.0 million) in 2011 from expense of ($3.2 million) in 2010. This decrease was primarily attributable to decreased interest expense as a result of the payoff of our old term loan during the first quarter of 2011 and an increase in other income related to increased royalties received.

Provision for Income Taxes. Provision for income taxes decreased $0.6 million to expense of $6.7 million in 2011 from expense of $7.3 million in 2010. Provision for income taxes decreased to an overall effective rate of 11.7% in 2011 from 14.1% in 2010. This decrease was due to the income earned in jurisdictions that tax our income representing a lower percentage of the total income we earned in 2011 than such income represented in 2010.

2010 Compared to 2009

Revenues. Revenues of our reportable segments for the years ended December 31, 2010 and 2009, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
Revenue:	2010	2009
Spa Operations	$445,164	$368,095	20.9%
Products	133,072	83,251	59.8%
Schools	66,630	61,612	8.1%
Other	(24,481)	(22,381)	N/A
Total	$620,385	$490,577	26.5%

Total revenues increased approximately 26.5%, or $129.8 million, to $620.4 million in 2010 from $490.6 million in 2009. Of this increase, $67.3 million was attributable to an increase in services revenues and $62.5 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations revenues increased approximately 20.9%, or $77.1 million, to $445.2 million in 2010 from $368.1 million in 2009. Average weekly revenues for our land-based spas increased 28.1% to $27,710 in 2010 from $21,630 in 2009. This increase was primarily attributable to the acquisition of Bliss Inc. in December 2009. We had an average of 2,242 shipboard staff members in service in 2010 compared to an average of 2,080 shipboard staff members in service in 2009. Revenues per shipboard staff per day increased by 3.4% to $422 in 2010 from $408 in 2009. Average weekly revenues for our shipboard spas increased by 7.8% to $51,680 in 2010 from $47,920 in 2009. Excluding the acquisition of Bliss Inc., the increase in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Revenues. Products revenues increased approximately 59.8%, or $49.8 million to $133.1 million in 2010 from $83.3 million in 2009. This increase was primarily attributable to the acquisition of Bliss Inc. in December 2009. Excluding the acquisition of Bliss Inc., the increase was primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Revenues. Schools revenues increased approximately 8.1%, or $5.0 million to $66.6 million in 2010 from $61.6 million in 2009. The increase in revenues was primarily attributable to increased new student enrollments and otherwise increased student populations at our schools.

Cost of Services. Cost of services increased $57.7 million to $335.1 million in 2010 from $277.4 million in 2009. Cost of services as a percentage of services revenue increased to 81.6% in 2010 from 80.7% in 2009. This increase was primarily due to the weak performance of our land-based spas, which was partially offset by the improved performance of our Schools segment.

Cost of Products. Cost of products increased $34.2 million to $141.0 million in 2010 from $106.8 million in 2009. Cost of products as a percentage of products revenue decreased to 67.3% in 2010 from 72.6% in 2009. This percentage decrease was primarily related to our purchase of Bliss Inc. and increased sales of higher margin products.

Operating Expenses. Operating expenses increased $26.2 million to $89.5 million in 2010 from $63.3 million in 2009. Operating expenses as a percentage of revenues increased to 14.4% in 2010 from 12.9% in 2009. These increases were primarily attributable to our purchase of Bliss Inc.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2010 and 2009, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
Income from Operations:	2010	2009
Spa Operations	$31,335	$28,949	8.2%
Products	10,187	6,926	47.1%
Schools	15,963	12,768	25.0%
Other	(2,632)	(5,504)	N/A
Total	$54,853	$43,139	27.2%

The increase in operating income in Spa Operations and Products was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our services and products. The increase in the operating income in Schools was attributable to increased new enrollments and otherwise increased student populations.

Other Income (Expense), Net. Other income (expense), net increased $3.1 million to expense of ($3.2 million) in 2010 from expense of ($0.1 million) in 2009. This increase was primarily attributable to increased interest expense as a result of the debt we incurred in connection with the acquisition of Bliss Inc.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2011 and 2010 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in the third quarter generally being the strongest quarter for us. Our product sales generally are strongest in the third and fourth quarters as a result of the December holiday shopping period. However, historically, the revenues of Ideal Image are weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2011				Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$167,999	$168,392	$179,356	$185,885	$145,971	$150,996	$161,144	$162,274
Gross profit	38,274	37,708	39,959	42,596	35,292	34,348	36,002	38,669
Administrative, salary and payroll taxes	21,893	22,999	26,313	27,619	23,307	22,112	21,106	22,933
Net income	13,629	13,224	11,772	12,310	9,657	9,960	11,751	12,955
Basic earnings per share	$0.91	$0.88	$0.79	$0.82	$0.65	$0.67	$0.79	$0.87
Diluted earnings per share	$0.90	$0.87	$0.77	$0.81	$0.64	$0.66	$0.78	$0.86
As a Percentage of Revenues:
Gross profit	22.8%	22.4%	22.3%	22.9%	24.2%	22.7%	22.3%	23.8%
Administrative, salary and payroll taxes	13.0%	13.7%	14.7%	14.9%	16.0%	14.6%	13.1%	14.1%
Net income	8.1%	7.9%	6.6%	6.6%	6.6%	6.6%	7.3%	8.0%

_____________________

Liquidity and Capital Resources

Liquidity is defined as the ability to convert assets into cash or to obtain cash.  Our primary sources of liquidity have been cash flows generated from operating activities and, in connection with major acquisitions, financing provided by our revolving credit facility and its predecessor facilities.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months.  However, if the softening in the overall economy and the leisure industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.  In addition, depending on the longevity and ultimate severity of the softness of the global economy, including financial and credit markets, our ability to grow or sustain our business operations may be significantly adversely affected.  Also, as a result of concerns about the general stability of financial markets, the cost of obtaining money from the credit markets has increased, as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to existing debt or at all, and reduced and, in some cases, ceased to provide any new funding.  Accordingly, we cannot be certain that funding in excess of that available through our working capital and current credit facility will be available to the extent required and on acceptable terms.  If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, consummate acquisitions or otherwise take advantage of business opportunities, respond to competitive pressures or refinance any debt obligations that we may incur, any of which could have a material adverse effect on our results of operations and financial condition.

Sources and Uses of Cash

During the year ended December 31, 2011, net cash provided by operating activities was $74.5 million compared with $51.8 million for the year ended December 31, 2010. This increase was primarily attributable to an increase in net income and changes in working capital.

During the year ended December 31, 2011, net cash used in investing activities was $207.8 million compared with $3.1 million for the year ended December 31, 2010. This net increase was primarily attributed to our acquisitions of Ideal Image and Cortiva in November 2011.

During the year ended December 31, 2011, cash provided by financing activities was $133.9 million, compared with $40.3 million of cash used in financing activities for the year ended December 31, 2010. The change is primarily attributable to the funds that were drawn on the term loan facility under our new credit facility to fund the acquisition of Ideal Image.

We had working capital of approximately $7.3 million at December 31, 2011, compared to working capital of approximately $77.7 million at December 31, 2010.

In February 2008, our Board approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated our prior share repurchase plan. During 2010, we purchased 167,000 of our shares for a total of approximately $6.6 million. Approximately 92,000 of these shares, with a value of approximately $3.9 million, were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations. During 2011, we purchased 264,000 of our shares for a total of approximately $12.4 million. Approximately 92,000 of these shares, with a value of approximately $4.3 million, were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations. These surrendered shares were purchased outside our repurchase plan. All of these purchases were funded from our working capital. As of February 13, 2012, there remained approximately $39.4 million authorized for purchase under our share repurchase plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

During 2011, we contributed $4.3 million toward the construction of a spa facility at the Tropicana Las Vegas Hotel and Casino, pursuant to an agreement under which we have agreed to be the exclusive operator of the spa facility at that hotel. That spa opened in November 2011.

In January 2011, we completed the acquisition of the assets of Onboard. Onboard provided spa services and sold spa products on a number of cruise lines. In connection with this transaction, the principal owners of Onboard entered into consulting and non-competition agreements with us. The purchase price of this acquisition was $4.5 million, including contingent consideration.

In November 2011, we acquired all of the stock of Ideal Image, a leader in the cosmetic healthcare category of laser hair removal, which had a nationwide network of 68 treatment centers (17 operated by franchisees across 21 states). The purchase price of this acquisition was $175 million, less cash acquired, which was paid from our existing cash and common shares and through borrowings under a new credit facility entered into at the time of this transaction.

Also in November 2011, we acquired all of the assets of Cortiva, which operated seven post-secondary massage therapy schools from 12 campuses located in Arizona, Florida, Illinois, Massachusetts, New Jersey, Pennsylvania and Washington. The purchase price for this acquisition was $33 million in cash, less cash acquired, which was paid from our existing cash.

In early 2012, we entered into an agreement to purchase the building where Management Services has its offices. It is anticipated that Management Services would utilize most of the space in that building. The purchase price is $7.6 million and is anticipated to be paid from our existing cash. That agreement provides for conditions to closing, including our satisfactory completion of an inspection of the building.

Financing Activities

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our then existing lender. The Credit Facility consists of a $60.0 million revolving credit facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility, with a termination date of November 1, 2016, and a term loan facility (referred to as the "Term Facility"), in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our then existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility were used to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction and may, in the future, be used (i) for capital expenditures, (ii) to finance acquisitions permitted under the credit agreement and (iii) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments beginning March 31, 2012. At December 31, 2011, our borrowing rate was 3.75%.

All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries.  The obligations under the Credit Facility are secured by substantially all of our present and future assets.

The Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. We are in compliance with these covenants as of the date of this report.  Our prior credit agreement contained similar covenants and, through the termination of that facility, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

The following summarizes our significant contractual obligations and commitments as of December 31, 2011:

	Payment Due by Period (in thousands)
	Total	2012	2013	2014	2015	2016	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$104,425	$93,025	$5,700	$5,700	$--	$--	$--
Operating leases (2)	149,114	27,936	27,489	26,337	22,232	15,152	29,968
Employment agreements	4,300	4,300	--	--	--	--	--
Long-term debt	175,000	26,500	24,750	24,750	24,750	74,250	--
Debt interest (3)	22,782	6,137	5,458	4,998	3,738	2,451	--
Total	$455,621	$157,898	$63,397	$61,785	$50,720	$91,853	$29,968

(1)  These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2)  Included herein are the minimum guaranteed payment obligations under certain of our hotel spa leases.
(3)  Debt interest is calculated using the prevailing rates as of December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in recent years, though less so in 2010 and 2011. Continuance of the more severe aspects of the recent adverse economic conditions, as well as continued fuel price increases, in North America and elsewhere could have a material adverse effect on our business, results of operations and financial condition during the period of such recurrence. Continued weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our business, results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may issue "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We have tried, whenever possible, to identify these statements by using words like "will," "may," "could," "should," "would," "believe," "expect," "anticipate," "forecast," "future," "intend," "plan," "estimate" and similar expressions of future intent or the negative of such terms.

Such forward-looking statements include statements regarding:

    our future financial results;
    our proposed activities pursuant to agreements with cruise lines or land-based spa operators;
    our ability to secure renewals of agreements with cruise lines upon their expiration;
    scheduled introductions of new ships by cruise lines;
    our future land-based spa activities;
    our ability to generate sufficient cash flow from operations;
    the extent of the taxability of our income;
    the financial and other effects of acquisitions and new projects;
    our market sensitive financial instruments;
    our ability to increase sales of our products and to increase the retail distribution of our products;
    the profitability of one or more of our business segments; and
    the anticipated opening dates of new spas, schools and Ideal Image laser hair removal centers.

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include the following:

    our dependence on cruise line concession agreements of specified terms that are, in some cases, terminable by cruise lines with limited or no advance notice under certain circumstances;

    our dependence on the cruise industry and the hospitality industry and our being subject to the risks of those industries, including operation of facilities in regions with histories of economic and/or political instability, or which are susceptible to significant adverse weather conditions, and the risk and adverse effect of maritime accidents or disasters (such as the Costa Concordia incident in early 2012), passenger disappearances and piracy or terrorist attacks at sea or elsewhere and the adverse publicity associated with the foregoing;

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

    the risk that we will be unable to successfully integrate or profitably operate Bliss Inc., Onboard, Ideal Image, Cortiva or other operations that we may acquire in the future, with our then existing businesses;

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

    risks relating to our non-United States operations;

    the risk of severe weather conditions, including, but not limited to, hurricanes, earthquakes and tsunamis, disrupting our spa operations;

    the ability of the land-based venue operators under certain of our land-based spa agreements to terminate those agreements under certain circumstances;

    insufficiency of resources precluding our taking advantage of new business opportunities;

    our potential need to seek additional financing and the risk that such financing may not be available on satisfactory terms or at all;

    uncertainties beyond our control that could affect our ability to timely and cost-effectively construct and open new land-based spas, schools and Ideal Image laser hair removal centers;

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

    obligations under, and possible changes in, laws and government regulations applicable to us and the industries we serve, including the New DOE Regulations that could significantly affect our schools' operations, the risks related to the regulated nature of our Ideal Image laser hair removal operations, government regulation of our products and the claims we make about the efficacy of our products, proposed new rules with respect to shipboard employees, increased security requirements for ships we serve that call on United States ports, as well as possible challenges to our ability to obtain work permits for employees at our land-based spas;

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

    the risk that Ideal Image's customers will be unable to secure financing from a third party financial institution to pay for treatments and/or fail to fulfill some or all of their payment obligations to Ideal Image under applicable deferred payment plans;

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we had $175 million outstanding under our term loan and revolving facility. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $0.1 million.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling and the Euro. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling and the Euro through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the aggregate exchange rate exposure of the U.K. Pound Sterling and the Euro to the U.S. Dollar as of December 31, 2011 would change our results of operations by approximately $1.0 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Steiner Leisure's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 15, 2012, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2011. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2011, we will file our definitive proxy statement for our 2012 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following reports and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and    2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)      Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)	The following is a list of all exhibits filed as a part of this report.
Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 14, 2011 by and among Steiner U.S. Holdings, Inc., SUS Acquisition Corp., Inc., Ideal Image Development, Inc. and H.I.G. Ideal Image, LLC1
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited2
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited3
4.1	Specimen of common share certificate4
10.1	Amended and Restated 1996 Share Option and Incentive Plan5+
10.2	Amended and Restated Non-Employee Directors' Share Option Plan6+
10.3	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options7*+
10.4	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options7**+
10.5	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options7*+
10.6	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan8***+
10.7	2004 Equity Incentive Plan9+
10.8	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan10*+
10.9	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan10**+
10.10	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan10*+
10.11	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan10**+
10.12	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw11+
10.13	Form of Restricted Share Agreement for U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants12*+
10.14	Form of Restricted Share Agreement for Non-U.S. Employees under Steiner Leisure Limited 2004 Equity Incentive Plan for 2006 Grants12**+
10.15	Form of Restricted Share Agreement for Non-Employee Directors and Michèle Steiner Warshaw under 2004 Equity Incentive Plan of Steiner Leisure Limited13+
10.16	Form of Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants14+
10.17	Form of Performance Share Agreement for Senior Officers under Steiner Leisure Limited 2004 Equity Incentive Plan for December 2006 grants14+
10.21	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Robert C. Boehm15+
10.22	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Clive E. Warshaw16+
10.23	Asset Purchase Agreement, dated January 26, 2006, among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn[17]
10.24	Restricted Share Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for December 18, 2007 grant to Clive E. Warshaw[18]+
10.25	Supply Agreement dated June 25, 2008 between Cosmetics Limited and Alban Muller International[19]

10.27	Steiner Leisure Limited 2009 Incentive Plan[20]+
10.27(a)	Form of Restricted Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan[21]
10.27(b)	Form of Senior Officer Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan[21]
10.27(c)	Form of Senior Officer Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan for Robert C. Boehm[21]
10.28	Restricted Share Unit Award Agreement dated September 21, 2009 between Steiner Leisure Limited and Leonard I. Fluxman[22]+
10.29

Purchase Agreement dated November 2, 2009 by and among Steiner Leisure Limited, Steiner U.S. Holdings, Inc., Steiner UK Limited, Mandara Spa Asia Limited, Starwood Hotels & Resorts Worldwide, Inc., Bliss World Holdings Inc. and Bliss World LLC[23]

10.32	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Leonard I. Fluxman[24]
10.33	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Stephen Lazarus[24]
10.34	Employment Agreement dated August 30, 2011 between Elemis Limited and Sean Harrington[25]
10.35

Amended and Restated Credit Agreement dated as of November 1, 2011 by and among Steiner U.S. Holdings, Inc. as the Borrower, the Lenders from time to time party thereto, SunTrust Bank as the Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and Regions Bank as Documentation Agent (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)[26]

10.36	Employment and Severance Agreement dated December 19, 2011 between Steiner Transocean Limited and Glenn Fusfield[27]
14.1	Amended Steiner Leisure Limited Code of Business Conduct and Ethics[28]
14.2	Amended Steiner Leisure Limited Code of Business Conduct and Ethics (as amended February 24, 2010) [29]
21	List of subsidiaries of Steiner Leisure Limited[21]
23.1	Consent of Ernst & Young LLP[21]
23.2	Consent of Harry B. Sands, Lobosky and Company[21]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[21]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[21]
32.1	Section 1350 Certification of Principal Executive Officer[21]
32.2	Section 1350 Certification of Principal Financial Officer[21]

101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

1Previously filed with current report on Form 8-K dated October 19, 2011 and incorporated herein by reference.

2Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

3Previously filed with current report on Form 8-K, dated March 17, 2006 and incorporated herein by reference.

4Previously filed with Amendment Number 2 to Steiner Leisure's Registration Statement on Form F-1, Registration Number 333-5266, and incorporated herein by reference.

5Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

6Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

7Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

8Previously filed with annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

9Previously filed with quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

10Previously filed with current report on Form 8-K dated December 17, 2004 and incorporated herein by reference.

111Previously filed with annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

12Previously filed with current report on Form 8-K dated January 31, 2006 and incorporated herein by reference.

13Previously filed with current report on Form 8-K, dated June 15, 2006 and incorporated herein by reference.

14Previously filed with current report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

15Previously filed with current report on Form 8-K, dated December 18, 2007 and incorporated herein by reference.

16Previously filed with annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

17Previously filed with current report on Form 8-K, dated January 26, 2006 and incorporated herein by reference.

18Previously filed with quarterly report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

19Previously filed with current report on Form 8-K, dated June 25, 2008 and incorporated herein by reference.

20Previously filed with current report on Form 8-K dated June 11, 2009 and incorporated herein by reference.

21Filed herewith.

22Previously filed with current report on Form 8-K dated September 21, 2009 and incorporated herein by reference.

23Previously filed with quarterly report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.

24Previously filed with current report on Form 8-K dated February 7, 2011 and incorporated herein by reference.

25Previously filed with current report on Form 8-K dated August 31, 2011 and incorporated herein by reference.

26Previously filed with current report on Form 8-K dated November 7, 2011 and incorporated herein by reference.

27Previously filed with current report on Form 8-K dated December 20, 2011 and incorporated herein by reference.

28Previously filed with current report on Form 8-K dated March 5, 2009 and incorporated herein by reference.

29Previously filed with current report on Form 8-K dated February 25, 2010 and incorporated herein by reference.

29Filed herewith.

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

++Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(c)     There were no other financial statements of the type described in subparagraph (c) of Item 15 of Part IV required to be filed herein.

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 15, 2012
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2012
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2012
/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2012
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 15, 2012
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 15, 2012
/s/ DENISE DICKINS Denise Dickins	Director	March 15, 2012
/s/ DAVID S. HARRIS David S. Harris	Director	March 15, 2012
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 15, 2012

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

Management evaluated our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ideal Image Development, Inc. ("Ideal"), which was acquired on November 1, 2011, and Cortiva Group, Inc. ("Cortiva"), which was acquired on November 7, 2011. Ideal and Cortiva are included in the 2011 consolidated financial statements of Steiner Leisure Limited and subsidiaries and constituted $263.4 million and $46.1 million, respectively, of total assets as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm, that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears on page F-3.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ideal Image Development, Inc. and Cortiva Group, Inc., which are included in the 2011 consolidated financial statements of Steiner Leisure Limited and subsidiaries and constituted $263.4 million and $173.6 million and $46.1 million and $34.9 million of total and net assets, respectively, as of December 31, 2011 and $12.1 million and $1.6 million and $3.2 million and $19,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Steiner Leisure Limited and subsidiaries also did not include an evaluation of the internal control over financial reporting of Ideal Image Development, Inc. and Cortiva Group, Inc.

In our opinion, Steiner Leisure Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Steiner Leisure Limited and subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 15, 2012

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,645	$61,731
Accounts receivable, net	34,192	26,683
Accounts receivable - students, net	20,594	19,104
Inventories	52,648	51,908
Prepaid expenses and other current assets	22,364	10,292
Total current assets	192,443	169,718
PROPERTY AND EQUIPMENT, net	87,220	79,157
GOODWILL	326,942	114,943
OTHER ASSETS:
Intangible assets, net	90,919	26,865
Deferred financing costs, net	5,334	1,669
Deferred customer acquisition costs	1,452	--
Other	8,119	8,543
Total other assets	105,824	37,077
Total assets	$712,429	$400,895
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,876	$12,210
Accrued expenses	47,277	34,974
Current portion of long-term debt	26,500	5,000
Current portion of deferred rent	1,059	1,072
Current portion of deferred tuition revenue	25,521	22,183
Current portion of deferred revenue	51,418	--
Gift certificate liability	15,822	14,237
Income taxes payable	2,640	2,336
Total current liabilities	185,113	92,012
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	32,881	12,562
Long-term debt, net of current portion	148,500	20,000
Long-term deferred rent	10,518	10,597
Long-term deferred tuition revenue	532	919
Long-term deferred revenue	12,855	--
Total non-current liabilities	205,286	44,078
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,153 shares issued in 2011 and 23,615 shares issued
in 2010	232	236
Additional paid-in capital	169,339	150,399
Accumulated other comprehensive loss	(3,594)	(3,403)
Retained earnings	429,454	378,519
Treasury shares, at cost, 7,982 shares in 2011 and
8,076 shares in 2010	(273,401)	(260,946)
Total shareholders' equity	322,030	264,805
Total liabilities and shareholders' equity	$712,429	$400,895

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Services	$470,756	$410,857	$343,545
Products	230,876	209,528	147,032
Total revenues	701,632	620,385	490,577
COST OF REVENUES:
Cost of services	382,341	335,118	277,371
Cost of products	160,754	140,956	106,817
Total cost of revenues	543,095	476,074	384,188
Gross profit	158,537	144,311	106,389
OPERATING EXPENSES:
Administrative	41,776	36,133	25,032
Salary and payroll taxes	57,048	53,325	38,218
Total operating expenses	98,824	89,458	63,250
Income from operations	59,713	54,853	43,139
OTHER INCOME (EXPENSE), NET:
Interest expense	(2,716)	(3,388)	(349)
Other income	682	151	216
Total other income (expense), net	(2,034)	(3,237)	(133)
Income before provision for income taxes	57,679	51,616	43,006
PROVISION FOR INCOME TAXES	6,744	7,293	5,014
Net income	$50,935	$44,323	$37,992
INCOME PER SHARE:
Basic	$3.39	$2.99	$2.61
Diluted	$3.35	$2.94	$2.56

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2008	22,879	$229	$130,289	$(5,975)	$296,204	$(251,664)	$169,083
Net income	--	--	--	--	37,992	--	37,992
Foreign currency translation adjustment	--	--	--	3,424	--	--	3,424
Comprehensive income							41,416
Purchase of treasury shares	--	--	--	--	--	(2,661)	(2,661)
Tax benefit from exercise of stock options	--	--	26	--	--	--	26
Stock-based compensation	--	--	8,139	--	--	--	8,139
Forfeiture of restricted shares of common stock	(6)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	61	1	1,123	--	--	--	1,124
Issuance of restricted common shares	272	2	(2)	--	--	--	--
BALANCE, December 31, 2009	23,206	232	139,575	(2,551)	334,196	(254,325)	217,127
Net income	--	--	--	--	44,323	--	44,323
Foreign currency translation adjustment	--	--	--	(852)	--	--	(852)
Comprehensive income							43,471
Purchase of treasury shares	--	--	--	--	--	(6,621)	(6,621)
Tax benefit from exercise of stock options	--	--	231	--	--	--	231
Stock-based compensation	--	--	8,838	--	--	--	8,838
Forfeiture of restricted shares of common stock	(11)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	85	1	1,758	--	--	--	1,759
Issuance of restricted common shares	335	3	(3)	--	--	--	--
BALANCE, December 31, 2010	23,615	236	150,399	(3,403)	378,519	(260,946)	264,805

(continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009 (CONTINUED)
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total
Net income	--	--	--	--	50,935	--	50,935
Foreign currency translation adjustment	--	--	--	(191)	--	--	(191)
Comprehensive income							50,744
Purchase of treasury shares	--	--	--	--	--	(12,455)	(12,455)
Tax benefit from exercise of stock options	--	--	121	--	--	--	121
Stock-based compensation	--	--	10,477	--	--	--	10,477
Forfeiture of restricted shares of common stock	(7)	--	--	--	--	--	--
Shares to Ideal Image	125	1	5,659	--	--	--	5,660
Issuance of common shares in connection with exercise of share options	99	1	2,677	--	--	--	2,678
Issuance of restricted common shares	244	3	(3)	--	--	--	--
Correction of prior period shares issued	(923)	(9)	9	--	--	--	--
BALANCE, December 31, 2011	23,153	$232	$169,339	$(3,594)	$429,454	$(273,401)	$322,030

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,935	$44,323	$37,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,797	14,791	10,801
Stock-based compensation	10,477	8,838	8,139
Provision for doubtful accounts	2,178	921	1,712
Tax benefit from exercise of stock options	(121)	(231)	(26)
Deferred income tax provision	2,244	1,992	1,210
(Increase) decrease in, net of effects of acquisitions:
Accounts receivable	2,730	(7,149)	3,105
Inventories	(735)	(16,522)	(2,556)
Prepaid expenses and other current assets	(6,131)	(1,532)	389
Deferred customer acquisition costs	(1,452)	--	--
Other assets	1,023	1,417	(1,184)
Increase (decrease) in, net of effects of acquisitions:
Accounts payable	(71)	944	(1,085)
Accrued expenses	2,238	564	6,162
Income taxes payable	426	(366)	854
Deferred tuition revenue	(7,306)	1,826	1,839
Deferred revenue	1,050	--	--
Deferred rent	(92)	455	(758)
Gift certificate liability	1,336	1,483	(1,560)
Net cash provided by operating activities	74,526	51,754	65,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,560)	(7,022)	(2,539)
Acquisitions, net of cash acquired	(194,276)	--	(89,967)
Post-closing working capital adjustment related to acquisitions	--	3,895	--
Net cash used in investing activities	(207,836)	(3,127)	(92,506)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(12,455)	$(6,621)	$(2,661)
Proceeds from long-term debt	175,000	--	60,500
Payments for long-term debt	(25,000)	(35,500)	(6,000)
Payments of debt issuance costs	(4,978)	(156)	(3,045)
Payment of contingent consideration	(1,500)	--	--
Tax benefit from exercise of stock options	121	231	26
Proceeds from share option exercises	2,678	1,759	1,124
Net cash provided by (used in) financing activities	133,866	(40,287)	49,944
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	358	540	(193)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	914	8,880	22,279
CASH AND CASH EQUIVALENTS,
Beginning of year	61,731	52,851	30,572
CASH AND CASH EQUIVALENTS,
End of year	$62,645	$61,731	$52,851
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,364	$1,993	$150

Income taxes	$4,126	$6,001	$2,550
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued in a business acquisition	$5,660	$--	$--

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

(1)       ORGANIZATION:

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries), a worldwide provider and innovator in the fields of beauty, wellness and education, was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels, luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image laser hair removal centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 30 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

In January 2011, we acquired the assets of The Onboard Spa Company Limited ("Onboard"). Onboard provided spa services and sold spa products on a number of cruise ships. As a result of that acquisition, we provide spa services and sell spa products on the ships previously served by Onboard. In connection with this transaction, the principal owners of Onboard entered into consulting and non-competition agreements with us. The purchase price of this acquisition was $4.5 million, including contingent consideration which was paid from our existing cash. See Note 4

In November 2011, we acquired all the stock of Ideal Image Development, Inc. ("Ideal Image"), a leader in the cosmetic healthcare category of laser hair removal, which had a nationwide network of 68 treatment centers (17 operated by franchisees) across 21 states. The purchase price for this acquisition was $175 million, less cash acquired, which was paid from our existing cash and common shares and through borrowings under a new credit facility entered into at the time of this transaction. See Note 4.

Also in November 2011, we acquired all of the assets of Cortiva Group, Inc. ("Cortiva") which operated seven post-secondary massage therapy schools with a total of 12 campuses located in Arizona, Florida, Illinois, Massachusetts, New Jersey, Pennsylvania and Washington. The purchase price for this acquisition was $33 million in cash, less cash acquired, which was paid from our existing cash. See Note 4.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)       Principles of Consolidation and Basis of Presentation -

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries and companies in which we have a controlling interest, in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

We hold variable interests in certain Ideal Image entities. These entities were set up for regulatory compliance purposes. We bear the benefits and risks of loss from operating those entities through contractual agreements. Our consolidated financial statements include the operating results of those entities. The assets and liabilities of these entities are not material to the consolidated balance sheets.

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2011 and 2010, cash and cash equivalents included interest-bearing deposits of $15.5 million and $11.9 million, respectively.

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

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Finished goods	$45,061	$39,666
Raw materials	7,587	12,242
	$52,648	$51,908

(d)       Property and Equipment -

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Leasehold improvements generally include renewal periods that may be obtained at our option that are considered significant to the continuation of our operations and to the existence of leasehold improvements the value of which would be impaired if we discontinued use of the leased property. Repairs and maintenance and any gains or losses on disposition are included in results from operations.

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of December 31, 2011, management was not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. We also provide a reserve for projected product returns based on prior experience. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of "breakage" (non-redemption of a gift certificate). We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed. In the fourth quarter of 2009, we began using the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of income for the years ended December 31, 2011, 2010 and 2009, respectively. The change in method constituted a change in estimate and was accounted for prospectively from the fourth quarter of 2009. Accordingly, during the fourth quarter of 2009, we recorded an increase to revenues of $1.3 million relating to this change in estimate.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Income. These amounts were $6.3 million, $7.0 million and $6.5 million in 2011, 2010 and 2009, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

The Company recognizes Ideal Image Center ("Center") sales in relation to treatment packages sold at Company-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Center sales revenue is recognized evenly over the average number of treatments provided. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue on the consolidated balance sheet as of December 31, 2011.

Deferred revenue represents Center contractual treatments of $65.3 million at December 31, 2011, for which payment has been received or a customer financing receivable recorded. Deferred revenues are net of deferred finance fees totaling $1.0 million at December 31, 2011. These fees will be recognized in income as services are performed.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965 ("HEA"), trade names, leases, licenses and logos related to acquisitions. For definite-lived intangible assets, such costs are amortized on a straight-line basis over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives, and therefore, no amortization occurs, however, they are subject to at least an annual assessment for impairment. Amortization expense related to intangible assets totaled $1.0 million, $0.3 million and $0.4 million in 2011, 2010 and 2009, respectively. Amortization expense is estimated to be $1.5 million in 2012, $1.1 million in 2013, $0.9 million in 2014, $0.9 million in 2015 and $0.4 million in 2016.

A detail of intangibles is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Intangible assets (various, principally trade names, leases, licenses and logos) with definite lives:
Gross carrying amount	$13,509	$8,986
Less accumulated amortization	(7,653)	(6,638)
Amortized intangible assets, net	5,856	2,348

Unamortized intangible assets with indefinite lives:
Trade names	71,549	22,643
Title IV rights	13,514	1,874
Intangible assets with indefinite lives	85,063	24,517
Total intangible assets, net	$90,919	$26,865

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2012, 2011 and 2010, we performed the required annual impairment test for each reporting unit and determined there was no impairment. We have six operating segments: (1) Maritime, (2) Land-based spas, (3) Product Distribution, (4) Training, (5) Schools and (6) Laser Hair Removal. The Maritime, Land-Based spas, Product Distribution, Schools and Laser Hair Removal operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during 2011 and 2010 was as follows (in thousands):

	Maritime	Land-Based Spas	Product Distribution	Schools	Laser Hair Removal	Total
Balance at December 31, 2009	$8,590	$40,297	$23,695	$42,361	$--	$114,943
Acquired goodwill	--	--	--	--	--	--
Balance at December 31, 2010	8,590	40,297	23,695	42,361	--	114,943
Acquired goodwill	2,114	--	--	14,809	195,076	211,999
Balance at December 31, 2011	$10,704	$40,297	$23,695	$57,170	$195,076	$326,942

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

We recognize interest and penalties within the provision for income taxes in the Consolidated Statements of Income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued therefor will be reduced and reflected as a reduction of the overall income tax provision.

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

(i)       Deferred Customer Acquisition Costs -

Commission costs directly related to the acquisition of contracts with customers for Ideal Image services are deferred and recognized over the average number of treatments provided. As of December 31, 2011, customer acquisition costs totaling $1.5 million were deferred and are expected to be expensed during the years ending December 31, 2012 and 2013 at $1.2 million and $0.3 million, respectively.

(j)       Translation of Foreign Currencies -

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of our consolidated statements of income were ($1.3) million, ($1.2) million and $1.5 million in 2011, 2010 and 2009, respectively. The transaction gains (losses) included in the Cost of products caption of our Consolidated Statements of Income were ($0.1) million, $0.8 million and ($2.7) million in 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
Net income	$50,935	$44,323	$37,992
Income allocable to holders of Steiner
Education Group, Inc. options	--	--	(244)
Net income for diluted earnings per share	$50,935	$44,323	$37,748

Weighted average shares outstanding used in
calculating basic earnings per share	15,013	14,832	14,577
Dilutive common share equivalents	204	237	187
Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,217	15,069	14,764

Income per share:
Basic	$3.39	$2.99	$2.61
Diluted	$3.35	$2.94	$2.56
Options and restricted shares outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	77	108	258

(l)       Use of Estimates -

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite - lived intangible assets and property and equipment, the determination of fair value of assets and liabilities in purchase price allocations, the determination of Ideal Image gift certificate breakage revenue, the assumptions related to the determination of stock based compensation and for Center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided.

(m)       Fair Value of Financial Instruments -

Cash and cash equivalents, accounts receivable, accounts receivable - students and accounts payable are reflected in the accompanying Consolidated Balance Sheets at cost, which approximated fair value due to the short maturity of these instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of the balance sheet date and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.

(n)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2011 and 2010, we had one customer that represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. Accounts receivable and Accounts receivable -- students are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. Bad debt expense is included within administrative operating expenses in our consolidated statements of income. We write-off amounts due from former students and other customers when we conclude that collection is not probable. A roll-forward of the allowance for doubtful accounts is as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$8,636	$8,948	$7,438
Provision	2,178	921	1,712
Write-offs	(2,289)	(1,233)	(202)
Balance at end of year	$8,525	$8,636	$8,948

(o)       Stock-Based Compensation -

We reserved a total of approximately 7,225,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan"), under our 2004 Equity Incentive Plan (the "2004 Plan") under our 2009 Incentive Plan (the "2009 Plan") and, collectively, with the 1996 Plan and the 2004 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the, Equity Plans, the "Plans"). Under the 2009 Plan (awards may no longer be made under the other Plans), restricted shares and other awards may be granted. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, share options and restricted shares outstanding as of December 31, 2011, other than grants to members of the Board of Directors, vest in equal installments over three to five years from the date of grant (i.e., graded vesting), subject to accelerated vesting in certain cases. There is one grant of restricted shares to an officer that vests in its entirety on the third anniversary date from the date of grant. Certain of the restricted shares granted in 2011, 2010 and 2009 require for vesting the meeting of certain performance criteria. All share options outstanding under the Directors' Plan as of December 31, 2011 vested one year from the date of grant, subject to accelerated vesting in certain cases. Upon vesting of share options, we issued new common shares to the award recipient.

The grant date fair value of restricted shares is expensed as stock-based compensation over the vesting term using the straight-line recognition method for service-only awards and the accelerated basis for performance based awards with graduated vesting. In addition, we estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

Total stock compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $10.5 million, $8.8 million and $8.1 million, respectively, and has been included within salary and payroll taxes in our Consolidated Statements of Income.

Share Options

Share options activity for 2011 is summarized in the following table (in thousands, except share price and years):

Share Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2011	231	$30.96	4.4	$3,630
Granted	--	--
Exercised	(100)	$26.96
Cancelled	--	--
Outstanding at December 31, 2011	131	$34.00	3.7	$1,494
Options exercisable at December 31, 2011	131	$34.00	3.7	$1,494

(1)  The intrinsic value represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2011 is as follows (in thousands, except share data):

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/11	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/11	Weighted Average Exercise Price
Low	High
$14.19	$19.95	12	1.9	$14.19	12	$14.19
$20.00	$24.95	3	2.5	$21.00	3	$21.00
$25.00	$29.95	22	2.9	$27.39	22	$27.35
$30.00	$34.99	10	3.5	$34.20	10	$34.20
$35.00	$39.95	59	4.0	$37.50	59	$37.50
$40.00	$42.97	25	4.9	$42.97	25	$42.97
$14.19	$42.97	131	3.7	$34.00	131	$34.00

No share options were granted during the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.8 million, $2.2 million and $1.3 million, respectively. As of December 31, 2011, there was no unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans.

Restricted Shares

Restricted shares become unrestricted common shares upon vesting on a one-for-one basis. The compensation cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the service period for awards expected to vest. Restricted share activity for 2011 is summarized in the following table (in thousands, except share price):

Restricted Share Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2009	557	$34.76
Granted	272	$30.65
Vested	(252)	$33.38
Cancelled	(6)	$33.73

Non-vested shares at January 1, 2010	571	$27.42
Granted	341	$41.86
Vested	(311)	$26.77
Cancelled	(11)	$38.64

Non-vested shares at January 1, 2011	590	$38.81
Granted	263	$43.57
Vested	(266)	$35.15
Cancelled	(10)	$41.09
Future vesting of non-vested shares estimated at December 31, 2011	577	$42.63

As of December 31, 2011, we had $20.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted share grants, which is recognized over the weighted-average period of 2.4 years after the respective dates of grant. As of December 31, 2010, we had $19.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted shares grants, which is recognized over the weighed average period of 1.6 years after the respective dates of grant.

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

(p)       Recent Accounting Pronouncements -

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

In June 2011, FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  This new guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. While the guidance will impact the presentation within our financial statements, we do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this guidance as of January 1, 2011. The adoption of ASU 2010-29 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

(q)        Deferred Financing Costs -

Deferred financing costs primarily relate to the costs of obtaining our former and current credit facilities and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $1.3 million, $1.6 million and $0.2 million in 2011, 2010 and 2009, respectively.

(r)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of our land-based spas, school campuses or Ideal Image centers. These amounts are being amortized over the terms of the respective leases on a straight-in basis. Amortization in each of 2011, 2010 and 2009 was $1.1 million and included in cost of revenues in our consolidated statements of income.

(s)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $21.7 million, $16.4 million and $13.8 million in 2011, 2010 and 2009, respectively. Of these amounts, $14.5 million, $10.0 million and $9.9 million are included in cost of revenues in the accompanying consolidated statements of income in 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, the amounts of advertising costs included in prepaid expenses were not material.

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

(u)       Seasonality -

Our revenues are generated principally from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally the third quarter and holiday periods result in the highest revenue yields for us. Historically, the revenues of Ideal Image were weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period. Operating costs do not fluctuate as significantly on a quarterly basis, except for school admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

(v)       Shipping and Handling -

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses amounted to $2.9 million, $2.2 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	Useful Life in Years	December 31,
		2011	2010
Furniture and fixtures	5-7	$25,292	$20,444
Computers and equipment	3-8	20,794	18,190
Leasehold improvements	Term of lease	122,646	112,696
		168,732	151,330
Less: Accumulated depreciation and amortization		(81,512)	(72,173)
		$87,220	$79,157

Depreciation and amortization expense of property and equipment amounted to $13.5 million, $12.9 million and $10.4 million in 2011, 2010 and 2009, respectively.

(4)       ACQUISITIONS:

Ideal Image

On November 1, 2011, we acquired all the stock of Ideal Image. We acquired Ideal Image to expand our services, add an incremental revenue stream and assist in the growth of our products distribution. The purchase price of the acquisition, funded from existing cash and common shares and through borrowings under our new credit facility, was $175 million in cash, less cash acquired. The results of operations of Ideal Image are included in our results of operations for the periods subsequent to November 1, 2011. During the year ended December 31, 2011, we incurred and expensed approximately $2.1 million of transaction costs related to this acquisition and the acquisitions discussed below, which we included in administrative expenses in the accompanying consolidated statement of income.

We applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows (in thousands):

Accounts receivable	$5,875
Other current assets	3,061
Property and equipment	6,666
Goodwill and intangible assets	241,360
Other assets	327
Accounts payable	(2,419)
Deferred tax liability	(18,075)
Deferred revenue	(63,223)
Accrued expenses	(5,696)
Common stock and additional paid-in capital	(5,660)
Cash used in acquisition, net of cash acquired	$162,216

The Company has recorded a receivable from the sellers of $2.3 million related to post-closing working capital adjustments, which is included in other current assets. The purchase price and initial recording of the transaction were based on a preliminary valuation assessments that are subject to change. Additional information is necessary to complete the purchase price allocation for this transaction with respect to deferred taxes. Certain of the Goodwill and intangible assets related to the acquisition are tax deductible. The Goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not quality for separate recognition.

The intangible assets of Ideal Image that we acquired are as follows (in thousands):

	At December 31, 2011
	Life	Fair Value
Trade names	Indefinite	$44,300
Leases	Lease term	329
Employment agreement	Two years	135
Franchise agreement	Franchise term	1,520
		$46,284

The fair values of the leases were based on the current market for similar leases; the fair value of the trade names was based on the relief from royalty method.

The following is a summary of the unaudited pro forma historical results, as if Ideal Image had been acquired at January 1, 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Total revenues	$764,870	$667,231	$519,774
Income from operations	$63,832	$51,001	$32,643
Basic income per share	$3.30	$2.27	$1.49
Diluted income per share	$3.25	$2.24	$1.47

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2009, nor are they necessarily indicative of future operating results.

Onboard

In January 2011, we acquired the assets of Onboard. Onboard provided spa services and sold spa products on a number of cruise ships. As a result of that acquisition, we provide spa services and sell spa products on the ships previously served by Onboard. In connection with this transaction, the principal owners of Onboard entered into consulting and non-competition agreements with us. The purchase price of this acquisition was $4.5 million, including contingent consideration, which was paid from our existing cash.

Cortiva

On November 7, 2011, we acquired all of the assets of Cortiva. We acquired Cortiva to expand our school operations and to assist the future growth of our Schools segment. The purchase price of the acquisition, funded from existing cash, was $33 million in cash, less cash acquired. The results of operations of Cortiva are included in our results of operations subsequent to November 7, 2011.

We applied the purchase method of accounting to record these transactions. The preliminary purchase price allocations for Cortiva and the completed Onboard purchase price allocation are as follows (in thousands):

Accounts receivable	$8,465
Inventories	54
Other current assets	3,047
Property and equipment	1,256
Other assets	272
Goodwill and intangible assets	35,709
Accounts payable	(389)
Gift certificate liability	(285)
Deferred tuition revenue	(10,257)
Accrued expenses	(5,812)
Cash used in acquisition, net of cash acquired	$32,060

The Company has recorded a receivable from the sellers of Cortiva of $2.6 million related to a post-closing working capital adjustment, which is included in other current assets. The purchase price and initial recording of the transaction was based on a preliminary valuation assessment subject to change. The purchase price allocation is not yet complete for deferred taxes and the working capital adjustment. Additional information is necessary to complete the purchase price allocation. All of the Goodwill and intangible assets related to the Cortiva acquisition are tax deductible. The Goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not quality for separate recognition.

The intangible assets of Cortiva and Onboard that we acquired are as follows (in thousands):

	At December 31, 2011
	Life	Fair Value
Trade names	Indefinite	$4,606
Title IV rights	Indefinite	11,640
Non-compete	Five years	840
Leases	Lease term	1,706
		$18,792

The fair values of the leases were based on the current market for similar leases; the fair values of the trade names were based on the relief from royalty method.

(5)       ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Operative commissions	$4,240	$3,001
Minimum cruise line commissions	6,023	4,636
Payroll and bonuses	11,516	9,500
Rent	2,954	1,134
Other	22,544	16,703
Total	$47,277	$34,974

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those operations. These minimum annual payments (See Note 10) are expensed/accrued over the applicable 12-month period.

(6)       LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Term loan	$165,000	$25,000
Revolving loan	10,000	--
Total long term debt	175,000	25,000
Less: Current portion	26,500	5,000
Long-term debt, net of current portion	$148,500	$20,000

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our then existing lender. The Credit Facility consists of a $60.0 million revolving credit facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility, (referred to collectively as the "Revolving Facility"), with a termination date of November 1, 2016, and a term loan facility, (referred to as the "Term Facility"), in the aggregate principal amount equal to $165.0 million and with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our then existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility were used to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction and may in the future be used (i) for capital expenditures, (ii) to finance acquisitions permitted under the credit agreement, and (iii) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments beginning March 31, 2012. At December 31, 2011, our borrowing rate was 3.75%.

All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries.  The obligations under the Credit Facility are secured by substantially all of our present and future assets.

The Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. We are in compliance with these covenants as of the date of this report.  Our prior credit agreement contained similar covenants and as of December 31, 2011, and through the termination of that facility, we were in compliance with these covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

All of our long-term debt is denominated in U.S. dollars. Future maturities as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$26,500
2013	24,750
2014	24,750
2015	24,750
2016	74,250
$175,000

(7)       SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares could be purchased, and terminated the prior plan. During 2010, we purchased approximately 167,000 shares for a total of approximately $6.6 million. During 2010, approximately 92,000 shares with a value of approximately $3.9 million were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations. During 2011, we purchased approximately 264,000 shares for a total of approximately $12.5 million. During 2011, approximately 92,000 shares, with a value of approximately $4.3 million, were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations. The share purchases in connection with the restricted share and restricted share unit vestings were made outside of our repurchase plan.

(8)      INCOME TAXES:

Income before provision for income taxes consists of (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$8,356	$4,965	$4,048
Foreign	49,323	46,651	38,958
	$57,679	$51,616	$43,006

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. Federal	$2,244	$1,992	$1,210
U.S. State	269	250	192
Foreign	4,231	5,051	3,612
	$6,744	$7,293	$5,014

Current	$4,500	$5,301	$3,804
Deferred	2,244	1,992	1,210
	$6,744	$7,293	$5,014

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision using statutory U.S. federal tax rate	$20,188	$18,066	$15,052
Income earned in jurisdictions not subject to income taxes	(11,712)	(8,916)	(8,050)
Impact of foreign tax rates	(1,732)	(1,857)	(1,988)
	$6,744	$7,293	$5,014

The following is a summary of the significant components of our deferred income tax assets and liabilities (in thousands):

	December 31, 2011	December 31, 2010
Deferred income tax assets:
Net operating loss carry-forwards	$32,933	$30,671
Gift certificates	2,936	2,093
Depreciation and amortization	1,650	3,036
Interest	1,754	1,743
Accounts receivable allowances	2,995	2,972
Lease obligations	2,603	1,455
Unicap and inventory reserves	834	922
Other accruals	266	249
Deferred revenue	8,800	--
Total deferred income tax assets	54,771	43,141

Deferred income tax liabilities:
Goodwill amortization	(17,947)	(14,863)
Intangibles	(17,233)	--
Stock compensation	(289)	(3,798)
Other accruals	(647)	--
Total deferred income tax liabilities	(36,116)	(18,661)

Valuation allowance	(51,536)	(37,042)
Net deferred income tax liabilities	$(32,881)	$(12,562)

Our U.S. subsidiaries have available net federal operating loss carry forwards ("NOLs") of approximately $69.4 million, which are available through 2030 to offset future taxable income. The tax benefit of such NOLs are recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined that, based on the recent results of operations of our subsidiaries, that it is not more likely than not that future taxable income of the subsidiaries will be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance increased by approximately $14.5 million, $1.5 million and $2.2 million in 2011, 2010 and 2009, respectively.

We do not expect to incur income taxes on future distributions of undistributed earnings of our foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

The Company is subject to routine audit by U.S. federal, state and local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable includes amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. We are under examination by the Internal Revenue Service and Inland Revenue, in the United Kingdom, for the year ended December 31, 2009. The results of these examinations cannot presently be determined.

There are no unrecognized tax benefits that, if recognized, would materially affect our effective tax rate.

(9)       ACCUMULATED COMPREHENSIVE LOSS:

The components of our accumulated other comprehensive income loss are as follows (in thousands):

Foreign Currency Translation Adjustment

Balance, December 31, 2008	$(5,975)
Current year activity	3,424
Balance, December 31, 2009	(2,551)
Current year activity	(852)
Balance, December 31, 2010	(3,403)
Current year activity	(191)
Balance, December 31, 2011	$(3,594)

(10)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2011 (in thousands):

Year	Amount
2012	$93,025
2013	5,700
2014	5,700
$104,425

The cruise line agreements have specified terms, ranging from one to six years with an average remaining term per ship of approximately three years as of February 13, 2012 (unaudited). Cruise line agreements that expire within one year covered 16 of the 151 ships served by us as of February 13, 2012 (unaudited). These 16 ships accounted for approximately 3.0% of our 2011 revenues. Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of our total revenues in 2011, 2010 and 2009, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we began serving again in October 2010), Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn cruise lines): 29.9%, 29.3%, and 33.6%, and Royal Caribbean (including Royal Caribbean, Celebrity and Azamara cruise lines): 16.7%, 17.3% and 19.0%. These companies, combined, accounted for 126 of the 151 ships served by us as of February 13, 2012. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our business, results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the owners of the venues where our land-based spas are located. Our land-based spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our land-based spas, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $24.6 million, $18.0 million and $12.6 million in rental expense under operating leases in 2011, 2010 and 2009, respectively.

Minimum annual commitments under operating leases at December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$27,936
2013	27,489
2014	26,337
2015	22,232
2016	15,152
Thereafter	29,968
$149,114

(c)       Employment and Consulting Agreements -

We have entered into employment agreements with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $2.9 million, $2.7 million and $2.8 million in compensation expense under these employment agreements in 2011, 2010 and 2009, respectively.

Future minimum annual commitments under our employment agreements at December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$4,300

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

(f)       Governmental Regulation -

We derive a large portion of our massage and beauty school revenue from students participating in federal student financial aid programs under Title IV of HEA administered by the Department of Education ("DOE"). For these programs to be available to students, our schools must obtain and maintain authorization by the appropriate federal and state authorities and agencies recognized by the DOE and certification by the DOE. As a result, each of our schools is subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

If one or more of our schools were to violate any of these regulatory requirements, we could be subject to loss of eligibility to participate in the Title IV programs, monetary liabilities with respect to funds determined to have been improperly disbursed, fines and other sanctions. A regulatory authority also could place limitations on our schools' operations or suspend or terminate our schools' ability to grant degrees and certificates. Such violation also could result in loss of state licensure or accreditation. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied, or whether each of our schools will be able to comply with all of the requirements in the future. Even if we are complying with applicable governmental and accrediting body requirements, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect the financial results of our schools.

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

In 2012, in conjunction with its most recent application for renewal of accreditation, our schools' Orlando, Florida campus received a show cause order from the Accrediting Commission of Career Schools and Colleges, requiring the school to demonstrate why its accreditation should not be withdrawn.  Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.  We are currently in the process of responding to this show cause order.

(g)       Legal Proceedings -

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations, financial condition and cash flows.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us.  The Plaintiff is alleging an unspecified amount of damages. In October, 2011, summary judgment in our favor was granted by the court. The Plaintiff has filed a notice of appeal with respect to that ruling.  We are unable to provide an evaluation of the likelihood of an unfavorable outcome on that appeal, or provide an estimate of the amount or range of possible loss in this matter.  Should we ultimately be found liable in this matter, and the amount of any such liability exceeds the limits of our applicable insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

As previously reported, in April 2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action, although the plaintiff has not yet filed a motion for class certification. This matter seeks unspecified damages. Likelihood of an unfavorable outcome resulting in a loss is reasonably possible. Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

(11)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease for this new facility. The lessor for this facility is a company which is owned by certain members of the family of our Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense totaled $0.3 million in 2011, 2010 and 2009, respectively. Future annual commitments under the lease are $0.4 million for the remaining term of the lease, subject to increases in 2015. The rent is denominated in the lease in U.K. Pound Sterling. The foregoing dollar amounts are based on the average U.K. Pound Sterling to U.S. Dollar exchange rate in effect on December 31, 2011, 2010 and 2009, respectively.

(12)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan for our employees which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions to that plan based on a percentage of eligible employee compensation deferrals. The contributions are made in cash to the plan on behalf of our employees. For the years ended December 31, 2011, 2010 and 2009, the aggregate contribution to the plan was $1.0 million, $1.1 million and $0.5 million, respectively.

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

We operate in four reportable segments: (1) Spa Operations, which sells spa services and beauty products onboard cruise ships, on land at hotels and at day spas; (2) Products, which sells a variety of high quality beauty products to third parties through channels other than those above; (3) Schools, which offers programs in massage therapy and skin care; and (4) Laser Hair Removal, which sells laser hair removal services. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Total Assets

2011
Spa Operations	$497,532	$40,903	$10,870	$7,603	$221,524
Products	154,779	10,176	1,703	2,878	176,703
Schools	67,527	11,152	990	486	131,179
Laser Hair Removal	12,104	1,739	516	1,756	263,429
Other	(30,310)	(4,257)	1,718	837	(80,406)
	$701,632	$59,713	$15,797	$13,560	$712,429

2010
Spa Operations	$445,164	$31,335	$10,062	$4,971	$213,090
Products	133,072	10,187	1,815	1,045	160,014
Schools	66,630	15,963	1,054	622	93,164
Other	(24,481)	(2,632)	1,860	384	(65,373)
	$620,385	$54,853	$14,791	$7,022	$400,895

2009
Spa Operations	$368,095	$28,949	$7,400	$1,500	$209,340
Products	83,251	6,926	1,823	662	161,258
Schools	61,612	12,768	1,288	331	85,590
Other	(22,381)	(5,504)	290	46	(73,810)
	$490,577	$43,139	$10,801	$2,539	$382,378

Included in Spa Operations, Products, Laser Hair Removal and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $57.2 million, respectively, as of December 31, 2011 and $48.9 million, $23.7 million, $0.0 million and $42.4 million, respectively, as of December 31, 2010.

Products segment revenues excluding intercompany transactions was $122.3 million, $110.0 million and $62.1 million for the years ended December 2011, 2010 and 2009, respectively.

(14)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the countries in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
United States	$206,110	$183,408	$104,653
United Kingdom	66,055	57,852	43,415
Not connected to a country	395,743	345,349	310,055
Other	33,724	33,776	32,454
Total	$701,632	$620,385	$490,577

	December 31,
	2011	2010
Property and Equipment, net
United States	$60,194	$50,909
United Kingdom	5,951	4,641
Not connected to a country	1,264	1,699
Other	19,811	21,908
Total	$87,220	$79,157

(15)       UNAUDITED QUARTERLY DATA (in thousands, except per share data):

	Fiscal Year 2011				Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$167,999	$168,392	$179,356	$185,885	$145,971	$150,996	$161,144	$162,274
Gross profit	$38,274	$37,708	$39,959	$42,596	$35,292	$34,348	$36,002	$38,669
Administrative, salary and payroll taxes	$21,893	$22,999	$26,313	$27,619	$23,307	$22,112	$21,106	$22,933
Net income	$13,629	$13,224	$11,772	$12,310	$9,657	$9,960	$11,751	$12,955
Basic earnings per share	$0.91	$0.88	$0.79	$0.82	$0.65	$0.67	$0.79	$0.87
Diluted earnings per share	$0.90	$0.87	$0.77	$0.81	$0.64	$0.66	$0.78	$0.86
As a Percentage of Revenues:
Gross profit	22.8%	22.4%	22.3%	22.9%	24.2%	22.7%	22.3%	23.8%
Administrative, salary and payroll taxes	13.0%	13.7%	14.7%	14.9%	16.0%	14.6%	13.1%	14.1%
Net income	8.1%	7.9%	6.6%	6.6%	6.6%	6.6%	7.3%	8.0%

(16)       SUBSEQUENT EVENT:

In early 2012, we entered into an agreement to purchase the building where we have administrative offices. It is anticipated that we would utilize most of the space in that building. The purchase price is $7.6 million and is anticipated to be paid from our existing cash. That agreement provides for conditions to closing, including our satisfactory completion of an inspection of the building.