Form 10-Q
period 2012-03-31
STEINER LEISURE Ltd
filed 2012-05-07
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

On April 27, 2012, the registrant had 15,275,467 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$60,206	$62,645
Accounts receivable, net	41,872	34,192
Accounts receivable - students, net	23,593	20,594
Inventories	51,935	52,648
Prepaid expenses and other current assets	19,025	22,364
Total current assets	196,631	192,443
PROPERTY AND EQUIPMENT, NET	87,466	87,220
GOODWILL	326,942	326,942
OTHER ASSETS:
Intangible assets, net	90,572	90,919
Deferred financing costs, net	4,983	5,334
Deferred customer acquisitions costs	4,487	1,452
Other	7,915	8,119
Total other assets	107,957	105,824
Total assets	$718,996	$712,429
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,364	$14,876
Accrued expenses	37,743	47,277
Current portion of long-term debt	18,563	26,500
Current portion of deferred rent	1,054	1,059
Current portion of deferred tuition revenue	28,239	25,521
Current portion of deferred revenue	58,215	51,418
Gift certificate liability	15,124	15,822
Income taxes payable	1,724	2,640
Total current liabilities	177,026	185,113
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	33,751	32,881
Long-term debt, net of current portion	142,312	148,500
Long-term deferred rent	10,274	10,518
Long-term deferred tuition revenue	845	532
Long-term deferred revenue	14,554	12,855
Total non-current liabilities	201,736	205,286

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)
	March 31,	December 31,
	2012	2011
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,198 issued in 2012 and 23,153 shares issued in 2011	232	232
Additional paid-in capital	172,635	169,339
Accumulated other comprehensive loss	(2,448)	(3,594)
Retained earnings	444,024	429,454
Treasury shares, at cost, 7,998 shares in 2012 and 7,982
shares in 2011	(274,209)	(273,401)
Total shareholders' equity	340,234	322,030
Total liabilities and shareholders' equity	$718,996	$712,429

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Services	$141,442	$113,029
Products	57,091	54,970
Total revenues	198,533	167,999
COST OF REVENUES:
Cost of services	112,278	91,247
Cost of products	40,613	38,478
Total cost of revenues	152,891	129,725
Gross profit	45,642	38,274
OPERATING EXPENSES:
Administrative	10,779	7,807
Salary and payroll taxes	17,135	14,086
Total operating expenses	27,914	21,893
Income from operations	17,728	16,381
OTHER INCOME (EXPENSE), NET:
Interest expense	(1,587)	(1,076)
Other income	246	27
Total other income (expense), net	(1,341)	(1,049)
Income before provision for income taxes	16,387	15,332
PROVISION FOR INCOME TAXES	1,817	1,703
Net income	$14,570	$13,629
INCOME PER SHARE:
Basic	$0.96	$0.91
Diluted	$0.95	$0.90

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$14,570	$13,629
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	1,146	618
Total other comprehensive income, net of taxes	1,146	618
Comprehensive income	$15,716	$14,247

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,570	$13,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,788	4,082
Stock-based compensation	2,940	2,337
Provision for doubtful accounts	717	525
Deferred income tax provision	870	498

Changes in:
Accounts receivable	(10,304)	(2,380)
Inventories	1,285	(2,316)
Prepaid expenses and other current assets	(111)	(2,088)
Other assets	205	354
Deferred customer acquisition costs	(3,035)	--
Accounts payable	1,340	1,629
Accrued expenses	(9,731)	(7,336)
Income taxes payable	(941)	(481)
Deferred tuition revenue	3,031	4,380
Deferred revenue	8,496	--
Deferred rent	(249)	19
Gift certificate liability	(730)	(540)
Net cash provided by operating activities	13,141	12,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,271)	(1,400)
Acquisition, net of cash acquired	--	(2,357)
Post-closing working capital adjustments related to acquisitions	3,614	--
Net cash used in investing activities	(657)	(3,757)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(808)	$(931)
Payments for long-term debt	(14,125)	(25,000)
Proceeds from share option exercises	354	1,067
Net cash used in financing activities	(14,579)	(24,864)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	(344)	(703)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(2,439)	(17,012)
CASH AND CASH EQUIVALENTS,
Beginning of period	62,645	61,731
CASH AND CASH EQUIVALENTS,
End of period	$60,206	$44,719
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$1,318	$329

Income taxes	$1,962	$1,536

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three months ended March 31, 2012 and cash flows for the three months then ended are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). The December 31, 2011 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2011 audited Consolidated Balance Sheet included in our 2011 Annual Report.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, recovery of long-lived assets and goodwill and other intangible assets, determination of deferred income taxes, including valuation allowances, useful lives of definite-lived intangible assets and property and equipment, determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage revenue assumptions related to the determination of stock-based compensation and for Ideal Image Center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided.
(2)	ORGANIZATION:

Steiner Leisure Limited, a worldwide provider and innovator in the fields of beauty, wellness and education, was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels, luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image laser hair removal centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 30 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Finished goods	$44,769	$45,061
Raw materials	7,166	7,587
	$51,935	$52,648

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of March 31, 2012, management was not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2012 and 2011, we performed the required annual impairment test for each reporting unit and for indefinite-lived intangible assets and determined there was no impairment. We have six operating segments: (1) Maritime, (2) Land-based spas, (3) Product Distribution, (4) Training, (5) Schools and (6) Laser Hair Removal. The Maritime, Land-Based spas, Product Distribution, Schools and Laser Hair Removal operating segments have associated goodwill and each of them has been determined to be a reporting unit.
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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $0.9 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. The transaction losses in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.9 million) and ($0.6 million) for the three months ended March 31, 2012 and 2011, respectively.
(f)	Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options and restricted share units. Reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011

Net income	$14,570	$13,629

Weighted average shares outstanding used in calculating basic earnings per share	15,189	14,977
Dilutive common share equivalents	189	204
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,378	15,181

Income per common share:
Basic	$0.96	$0.91

Diluted	$0.95	$0.90

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	--	--

The Company issued 12,000 and 41,000 of its common shares upon the exercise of share options during the three months ended March 31, 2012 and 2011, respectively.
(g)	Stock-Based Compensation

No stock-based compensation was granted during the three months ended March 31, 2012 or 2011.

(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $10.0 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively. Of these amounts, $7.7 million and $2.8 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the amounts of advertising costs included in prepaid expenses were not material.
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

In June 2011, FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  This new guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. We adopted ASU 2011-05 as of January 1, 2012. See our condensed consolidated statements of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 provides a definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations cash flows or related disclosures.
(j)	Fair Value Measurements

US GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy.  The three levels of inputs used to measure fair value are as follows:

  Level 1 - Quoted prices in active markets for identical assets and liabilities.

  Level 2 - Observable inputs other than quoted prices included in Level 1. This includes dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In accordance with US GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis and nonrecurring basis. We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2012, or 2011.

Cash and cash equivalents, accounts receivable, accounts receivable - students and accounts payable are reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value due to the short maturity of these instruments. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of March 31, 2012 and December 31, 2011 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.
(k)	Deferred Financing Costs

Deferred financing costs primarily relate to the costs of obtaining our former and current credit facilities and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $0.4 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

(l)	Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses amounted to $1.7 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.
(m)	Seasonality

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

Ideal Image

On November 1, 2011, we acquired all the stock of Ideal Image, Development, Inc. ("Ideal Image"). We acquired Ideal Image to expand our services, add an incremental revenue stream and assist in the growth of our products distribution. The purchase price of the acquisition, which was funded from existing cash and common shares and through borrowings under our new credit facility, was $175 million in cash, less cash acquired.

At December 31, 2011, the Company had a receivable from the sellers of $2.3 million related to post-closing working capital adjustments, all of which was collected by March 31, 2012.

The following is a summary of the unaudited pro forma historical results, as if Ideal Image had been acquired at January 1, 2011 (in thousands).

Three Months Ended March 31, 2011
Total revenues	$184,476
Income from operations	$18,696
Basic income per share	$0.95
Diluted income per share	$0.93

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2011, nor are they necessarily indicative of future operating results.

Cortiva

On November 7, 2011, we acquired all of the assets of Cortiva Group, Inc. ("Cortiva"). We acquired Cortiva to expand our school operations and to assist the future growth of our Schools segment. The purchase price of the acquisition, which was funded from existing cash, was $33 million in cash, less cash acquired.

At December 31, 2011, the Company had a receivable from the sellers of Cortiva of $2.6 million related to a post-closing working capital adjustment, which is included in other current assets. During the three months ended March 31, 2012, we received $1.3 million related to this adjustment. Additional information is necessary to complete the purchase price allocation with respect to the working capital adjustment
(5)	COMMITMENTS AND CONTINGENCIES:
(a)	Legal Proceedings

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations, financial condition and cash flows.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us.  The Plaintiff is alleging an unspecified amount of damages. In October, 2011, summary judgment in our favor was granted by the court. The Plaintiff has appealed that ruling and the appeal is pending. We are unable to provide an evaluation of the likelihood of an unfavorable outcome on that appeal, or provide an estimate of the amount or range of possible loss in this matter.  Should we ultimately be found liable in this matter, and the amount of any such liability exceeds the limits of our applicable insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

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

(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2012	2011

Operative commissions	$4,414	$4,240
Minimum cruise line commissions	2,558	6,023
Payroll and bonuses	7,631	11,516
Rent	3,359	2,954
Other	19,781	22,544
Total	$37,743	$47,277

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. These minimum annual payments are expensed/accrued over the applicable 12-month period.

(7)	LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011

Term loan	$160,875	$165,000
Revolving loan	--	10,000
Total long-term debt	160,875	175,000
Less: Current portion	18,563	26,500
Long-term debt, net of current portion	$142,312	$148,500

On November 1, 2011, we entered into an agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our existing lender. The Credit Facility consists of a $60.0 million Revolving Credit Facility with a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility (referred to collectively as the "Revolving Facility"), with a termination date of November 1, 2016, and a term loan facility, (referred to as the "Term Facility") in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Loan Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility will be used (i) to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction, (ii) for capital expenditures, (iii) to finance acquisitions permitted under the Credit Agreement and (iv) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a Base Rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate Loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate Loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the Credit Agreement) or the maturity date, as the case may be.  Interest on each Base Rate Loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments beginning March 31, 2012. At March 31, 2012, our borrowing rate was 3.74%.

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

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the three months ended March 31, 2012 and 2011, respectively, we purchased approximately 16,000 and 20,000 shares, with a value of approximately $0.8 million and $0.9 million, respectively. Those shares purchased were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.
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

Information about our segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Spa Operations	$127,700	$122,027
Products	35,536	35,031
Schools	21,130	17,411
Laser Hair Removal	19,973	--
Other	(5,806)	(6,470)
Total	$198,533	$167,999
Income from Operations:
Spa Operations	$10,876	$10,636
Products	1,821	1,402
Schools	2,259	4,085
Laser Hair Removal	2,613	--
Other	159	258
Total	$17,728	$16,381

	March 31,	December 31,
	2012	2011
Identifiable Assets:
Spa Operations	$218,758	$221,524
Products	178,920	176,703
Schools	119,620	131,179
Laser Hair Removal	270,922	263,429
Other	(69,224)	(80,406)
Total	$718,996	$712,429

Included in Spa Operations, Products, Schools and Laser Hair Removal is goodwill of $51.0 million, $23.7 million, $57.2 million and $195.1 million, respectively, as of each of March 31, 2012 and December 31, 2011.

(10)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
United States	$73,338	$49,433
United Kingdom	14,980	14,147
Not connected to a country	100,719	95,051
Other	9,496	9,368
Total	$198,533	$167,999

	March 31,	December 31,
	2012	2011
Property and Equipment, net:
United States	$60,244	$60,194
United Kingdom	6,708	5,951
Not connected to a country	1,417	1,264
Other	19,097	19,811
Total	$87,466	$87,220

(11)	SUBSEQUENT EVENT:

In April 2012, we purchased land and building where we have administrative offices. The purchase price was $7.5 million and was paid from our existing cash. We anticipate utilizing most of the space in the building for our operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Steiner Leisure Limited is a leading worldwide provider of spa services.  We operate our businesses through four reportable segments: Spa Operations, Products, Schools and Laser Hair Removal.

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

Through our Schools operating segment, we own and operate 12 post-secondary schools (comprised of a total of 30 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965 (the "HEA") and administered by the U.S. Department of Education (the "DOE"). We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, and have adversely affected our Schools operating segment's enrollments and are anticipated to continue to adversely affect our enrollment and our results of operations, although the full extent of the effect on the future business of our Schools segment cannot yet be determined.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. While economic conditions showed some improvement in 2011, beginning in 2011 and continuing into 2012, a number of European countries have experienced adverse economic conditions related to unpaid debt obligations of certain of those countries. The impact on consumers of periodic high fuel costs which appeared again in 2011 and which has continued into 2012 has added to this turmoil.

A recurrence or worsening of the more severe aspects of the recently experienced economic slowdown or the continuation of the increase in fuel prices experienced during 2011 and early 2012 could have a material adverse effect on our services and product sales for the balance of 2012 and thereafter during any such recurrence, continuation or worsening.

The cruise industry also is subject to risks specific to that industry. Among other things, the highly publicized January 2012 accident involving the Costa Concordia adversely affected cruise ship bookings in early 2012.

Other factors also can adversely affect our financial results. The U.S. Dollar has been weak in recent years against the U.K. Pound Sterling and the Euro. This weakness affected our results of operations because we pay for the administration of recruitment and training of our shipboard personnel and the ingredients and manufacturing of many of our products in U.K. Pounds Sterling and Euros, respectively.

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

Our critical accounting policies are included in our 2011 Annual Report. We believe that there have been no significant changes during the quarter ended March 31, 2012 to the critical accounting policies disclosed in our 2011 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(i) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Services	71.2%	67.3%
Products	28.8	32.7
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	56.6	54.3
Cost of products	20.5	22.9
Total cost of revenues	77.1	77.2
Gross profit	22.9	22.8
Operating expenses:
Administrative	5.4	4.6
Salary and payroll taxes	8.6	8.4
Total operating expenses	14.0	13.0
Income from operations	8.9	9.8
Other income (expense), net:
Interest expense	(0.8)	(0.7)
Other income	0.1	--
Total other income (expense), net	(0.7)	(0.7)
Income before provision for income taxes	8.2	9.1
Provision for income taxes	0.9	1.0
Net income	7.3%	8.1%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2012 and 2011, respectively, were as follows (in thousands):

	Three Months Ended March 31,		% Change
Revenue:	2012	2011
Spa Operations	$127,700	$122,027	4.6%
Products	35,536	35,031	1.4%
Schools	21,130	17,411	21.4%
Laser Hair Removal	19,973	--	N/A
Other	(5,806)	(6,470)	N/A
Total	$198,533	$167,999	18.2%

Total revenues increased approximately 18.2%, or $30.5 million, to $198.5 million in the first quarter of 2012 from $168.0 million in the first quarter of 2011. Of this increase, $28.4 million was attributable to an increase in services revenues and $2.1 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues increased approximately 4.6%, or $5.7 million, to $127.7 million in the first quarter of 2012 from $122.0 million in the first quarter of 2011. Average weekly revenues for our land-based spas increased 0.6% to $30,801 in the first quarter of 2012 from $30,615 in the first quarter of 2011. We had an average of 2,646 shipboard staff members in service in the first quarter of 2012, compared to an average of 2,539 shipboard staff members in service in the first quarter of 2011. Revenues per shipboard staff per day increased by 0.5% to $418 in the first quarter of 2012 from $416 in the first quarter of 2011. Average weekly revenues for our shipboard spas increased by 4.9% to $52,267 in the first quarter of 2012 from $49,806 in the first quarter of 2011. The increases in revenues and the key performance indicators referenced above were primarily attributable to strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Revenues. Product segment revenues increased approximately 1.4% or $0.5 million to $35.5 million in the first quarter of 2012 from $35.0 million in the first quarter of 2011. This increase is primarily attributable to a strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Revenues. Schools segment revenues increased approximately 21.4%, or $3.7 million to $21.1 million in the first quarter of 2012 from $17.4 million in the first quarter of 2011. This increase in revenues was primarily attributable to the acquisition of Cortiva. Excluding Cortiva, Schools segment revenues decreased due to decreased enrollments.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the acquisition of Ideal Image on November 1, 2011.

COST OF SERVICES

Cost of services increased $21.0 million to $112.3 million in the first quarter of 2012 from $91.2 million in the first quarter of 2011. Cost of services as a percentage of services revenues decreased to 79.4% in the first quarter of 2012 from 80.7% in the first quarter of 2011. This decrease was primarily due to the positive impact of Laser Hair Removal activities, which was partially offset by the weak performance of our Schools segment.

COST OF PRODUCTS

Cost of products increased $2.1 million to $40.6 million in the first quarter of 2012 from $38.5 million in the first quarter of 2011. Cost of products as a percentage of products revenue increased to 71.1% in the first quarter of 2012 from 70.0% in the first quarter of 2011. These increases were primarily attributed to a difference in the mix of products that were sold onboard the ships in the first quarter of 2012 compared to the first quarter of 2011.

OPERATING EXPENSES

Operating expenses increased $6.0 million to $27.9 million in the first quarter of 2012 from $21.9 million in the first quarter of 2011. Operating expenses as a percentage of revenues increased to 14.0% in the first quarter of 2012 from 13.0% in the first quarter of 2011. This increase is primarily attributed to the inclusion of Ideal Image and Cortiva this quarter and a foreign exchange gain of approximately $700,000 in the prior quarter.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2012 and 2011, respectively, was as follows (in thousands):

	For the Three Months Ended March 31,		% Change
Income from Operations:	2012	2011
Spa Operations	$10,876	$10,636	2.3%
Products	1,821	1,402	29.9%
Schools	2,259	4,085	(44.7%)
Laser Hair Removal	2,613	--	N/A
Other	159	258	N/A
Total	$17,728	$16,381	8.2%

The increase in operating income in the Spa Operations and Products segments was primarily attributable to a strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. The decrease in the operating income in the Schools segment was primarily attributed to higher operating costs attributable to that segment.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt incurred in connection with the acquisition of Ideal Image during the fourth quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.1 million to $1.8 million in the first quarter of 2012 from $1.7 million in the first quarter of 2011. Provision for income taxes reflected an overall effective rate of 11.1% in both the first quarter of 2012 and in the first quarter of 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2012, net cash provided by operating activities was approximately $13.1 million, compared with $12.3 million for the three months ended March 31, 2011. This increase was attributable to an increase in net income and changes in working capital.

During the three months ended March 31, 2012, cash used in investing activities was $0.7 million compared with $3.8 million for the three months ended March 31, 2011. This decrease was primarily attributable to the receipt of $3.6 million related to the post-closing working capital adjustments related to acquisitions.

During the three months ended March 31, 2012, cash used in financing activities was $14.6 million compared with $24.9 million for the three months ended March 31, 2011. This decrease in cash used in financing activities was primarily attributable to the pay-off of our term loan during the three months ended March 31, 2011.

Steiner Leisure had working capital of approximately $19.6 million at March 31, 2012, compared to working capital of approximately $7.3 million at December 31, 2011.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the three months ended March 31, 2012 and 2011, respectively, we purchased approximately 16,000 and 20,000 shares, with a value of approximately $0.8 million and $0.9 million, respectively. Those shares purchased were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

In April 2012, we purchased the land and building where we have administrative offices. The purchase price was $7.5 million and was paid from our existing cash. We anticipate utilizing most of the space in the building for our operations.

Financing Activities

On November 1, 2011, we entered into an agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our then existing lender. The Credit Facility consists of a $60.0 million revolving credit facility with a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility, with a termination date of November 1, 2016, and a term loan facility (referred to as the "Term Facility"), in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our then existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility were used to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction and may, in the future, be used (i) for capital expenditures, (ii) to finance acquisitions permitted under the credit agreement and (iii) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments which began March 31, 2012. At March 31, 2012, our borrowing rate was 3.74%.

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

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in recent years, though less so in 2011 and the first quarter of 2012. Continuance of the more severe aspects of the recent adverse economic conditions, as well as continued fuel price increases, in North America and elsewhere could have a material adverse effect on our business, results of operations and financial condition during the period of such recurrence. Continued weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our business, results of operations and financial condition.

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

    the risk, with respect to certain of our schools' campuses that experience severe weather conditions from time to time, that such weather conditions could result in closings of certain of those campuses for days at a time;

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

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk is in our Annual Report.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Other than as described below, there have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There were no material changes during the first quarter of 2012 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2011 through January 31, 2012	--	$--	--	$39,385,365
February 1, 2011 through February 29, 2012	16,145	50.04	--	39,385,365
March 1, 2011 through March 31, 2012	--	--	--	39,385,365
Total	16,145	$50.04	--	$39,385,365

(1)  The shares indicated as purchased in March 2012 represent shares surrendered by our employees in connection with the vesting of restricted share units ("Vesting Repurchases"). We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations arising upon the vesting of such restricted share units. During the first quarter, no shares were purchased through the Company's only repurchase plan, which was approved on February 27, 2008 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $60,614,635 of our common shares have been purchased to date.

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

Dated: May 7, 2012	STEINER LEISURE LIMITED
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