Form 10-Q
period 2012-06-30
STEINER LEISURE Ltd
filed 2012-08-07
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X]  Yes    [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]  Yes         [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 27, 2012, the registrant had 15,289,163 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$53,926	$62,645
Accounts receivable, net	42,642	34,192
Accounts receivable - students, net	19,660	20,594
Inventories	50,316	52,648
Prepaid expenses and other current assets	17,643	21,075
Total current assets	184,187	191,154
PROPERTY AND EQUIPMENT, NET	95,664	87,220
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	90,177	90,919
Deferred financing costs, net	4,637	5,334
Deferred customer acquisitions costs	6,734	1,452
Other	7,408	8,119
Total other assets	108,956	105,824
Total assets	$717,038	$712,429
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,885	$14,876
Accrued expenses	39,444	47,277
Current portion of long-term debt	20,625	26,500
Current portion of deferred rent	1,049	1,059
Current portion of deferred tuition revenue	24,707	25,521
Current portion of deferred revenue	63,726	51,418
Gift certificate liability	15,161	15,822
Income taxes payable	1,219	2,640
Total current liabilities	180,816	185,113
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	34,621	32,881
Long-term debt, net of current portion	136,125	148,500
Long-term deferred rent	10,188	10,518
Long-term deferred tuition revenue	812	532
Long-term deferred revenue	15,931	12,855
Total non-current liabilities	197,677	205,286

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)
	June 30,	December 31,
	2012	2011
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,206 issued in 2012 and 23,153 shares issued in 2011	232	232
Additional paid-in capital	175,332	169,339
Accumulated other comprehensive loss	(3,161)	(3,594)
Retained earnings	458,095	429,454
Treasury shares, at cost, 8,378 shares in 2012 and 7,982
shares in 2011	(291,953)	(273,401)
Total shareholders' equity	338,545	322,030
Total liabilities and shareholders' equity	$717,038	$712,429

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Services	$140,803	$112,715	$282,245	$225,744
Products	56,678	55,677	113,769	110,647
Total revenues	197,481	168,392	396,014	336,391
COST OF REVENUES:
Cost of services	113,086	91,718	225,364	182,965
Cost of products	38,682	38,966	79,295	77,444
Total cost of revenues	151,768	130,684	304,659	260,409
Gross profit	45,713	37,708	91,355	75,982
OPERATING EXPENSES:
Administrative	12,912	8,622	23,691	16,429
Salary and payroll taxes	15,790	14,377	32,925	28,463
Total operating expenses	28,702	22,999	56,616	44,892
Income from operations	17,011	14,709	34,739	31,090
OTHER INCOME (EXPENSE), NET:
Interest expense	(1,537)	(249)	(3,124)	(1,325)
Other income	92	190	338	217
Total other income (expense), net	(1,445)	(59)	(2,786)	(1,108)
Income before provision for income taxes	15,566	14,650	31,953	29,982
PROVISION FOR INCOME TAXES	1,495	1,426	3,312	3,129
Net income	$14,071	$13,224	$28,641	$26,853
INCOME PER SHARE:
Basic	$0.93	$0.88	$1.89	$1.79
Diluted	$0.92	$0.87	$1.87	$1.77

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$14,071	$13,224	$28,641	$26,853
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(713)	(87)	433	531
Total other comprehensive income (loss), net of taxes	(713)	(87)	433	531
Comprehensive income	$13,358	$13,137	$29,074	$27,384

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,641	$26,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,556	7,684
Stock-based compensation	5,500	5,372
Provision for doubtful accounts	1,387	940
Deferred income tax provision	1,740	996

Changes in:
Accounts receivable	(8,590)	(5,498)
Inventories	2,514	(2,367)
Prepaid expenses and other current assets	(83)	(2,372)
Other assets	711	574
Deferred customer acquisition costs	(5,282)	--
Accounts payable	(36)	(1,043)
Accrued expenses	(7,933)	(4,535)
Income taxes payable	(1,450)	(1,675)
Deferred tuition revenue	(534)	2,990
Deferred revenue	15,384	--
Deferred rent	(340)	40
Gift certificate liability	(671)	(635)
Net cash provided by operating activities	40,514	27,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,872)	(3,450)
Acquisition, net of cash acquired	--	(2,357)
Post-closing working capital adjustments related to acquisitions	3,614	--
Net cash used in investing activities	(13,258)	(5,807)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(18,552)	$(6,509)
Payments of long-term debt	(18,250)	(25,000)
Proceeds from share option exercises	491	2,655
Net cash used in financing activities	(36,311)	(28,854)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	336	(733)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(8,719)	(8,070)
CASH AND CASH EQUIVALENTS,
Beginning of period	62,645	61,731
CASH AND CASH EQUIVALENTS,
End of period	$53,926	$53,661
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$2,373	$234

Income taxes	$3,127	$3,467

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2012 and cash flows for the six months then ended are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). The December 31, 2011 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2011 audited Consolidated Balance Sheet included in our 2011 Annual Report.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable - students, recovery of long-lived assets and goodwill and other intangible assets, determination of deferred income taxes, including valuation allowances, useful lives of definite-lived intangible assets and property and equipment, determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage, revenue assumptions related to the determination of stock-based compensation and for Ideal Image Center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided.
(2)	ORGANIZATION:

Steiner Leisure Limited, a worldwide provider and innovator in the fields of beauty, wellness and education, was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels, luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image laser hair removal centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 31 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Finished goods	$43,608	$45,061
Raw materials	6,708	7,587
	$50,316	$52,648

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of June 30, 2012, management was not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.
(c)	Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. As of each of January 1, 2012 and 2011, we performed the required annual impairment test for each reporting unit and for indefinite-lived intangible assets and determined there was no impairment. We have six operating segments: (1) Maritime, (2) Land-Based Spas, (3) Product Distribution, (4) Training, (5) Schools and (6) Laser Hair Removal. The Maritime, Land-Based Spas, Product Distribution, Schools and Laser Hair Removal operating segments have associated goodwill and each of them has been determined to be a reporting unit.
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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately ($1.0 million) and ($0.2 million) for the three months ended June 30, 2012 and 2011, respectively, and approximately ($0.1 million) and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately $0.4 million and ($0.1 million) for the three months ended June 30, 2012 and 2011, respectively, and approximately ($0.5. million) and ($0.6 million) for the six months ended June 30, 2012 and 2011, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$14,071	$13,224	$28,641	$26,853

Weighted average shares outstanding used in calculating basic earnings per share	15,061	14,995	15,124	14,986
Dilutive common share equivalents	213	236	202	220
Weighted average common and common share equivalents used in calculating diluted earnings per share	15,274	15,231	15,326	15,206

Income per common share:
Basic	$0.93	$0.88	$1.89	$1.79

Diluted	$0.92	$0.87	$1.87	$1.77

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	1	2	1	2

The Company issued approximately 4,000 and 57,000 of its common shares upon the exercise of share options during the three months ended June 30, 2012 and 2011, respectively, and issued 16,000 and 98,000 of its common shares upon exercise of share options during the six months ended June 30, 2012 and 2011, respectively.

(g)	Stock-Based Compensation

The Company granted approximately 11,000 and 9,000 restricted share units during the three and six months ended June 30, 2012 and 2011, respectively. No other stock-based compensation was granted during the six months ended June 30, 2012 and 2011, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $11.0 million and $4.6 million for the three months ended June 30, 2012 and 2011, respectively. Of these amounts, $8.7 million and $3.0 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the three months ended June 30, 2012 and 2011, respectively. Advertising costs were approximately $21.0 million and $9.2 million for the six months ended June 30, 2012 and 2011, respectively, of which $16.4 million and $5.8 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, advertising costs included in prepaid expenses were not material.
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

In June 2011, FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  This new guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI. We adopted ASU 2011-05 as of January 1, 2012. See our Condensed Consolidated Statements of Comprehensive Income.

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

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy.  The three levels of inputs used to measure fair value are as follows:

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

In accordance with U.S. GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis and nonrecurring basis. We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2012, or 2011.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated, using Level 1 inputs, as they are maintained with various high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of June 30, 2012 and December 31, 2011 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.
(k)	Deferred Financing Costs

Deferred financing costs primarily relate to the costs of obtaining our former and current credit facilities and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Condensed Consolidated Statements of Income and amounted to $0.3 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.
(l)	Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses amounted to $2.0 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $3.7 million and $3.6 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following is a summary of the unaudited pro forma historical results, as if Ideal Image had been acquired at January 1, 2011 (in thousands).

Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Total revenues	$184,869	Total revenues	$369,345
Income from operations	$15,632	Income from operations	$34,328
Basic income per share	$0.84	Basic income per share	$1.78
Diluted income per share	$0.82	Diluted income per share	$1.75

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

At December 31, 2011, the Company had a receivable from the sellers of Cortiva of $2.6 million related to a post-closing working capital adjustment, which is included in other current assets. During the three months ended March 31, 2012, we received $1.3 million related to this adjustment. During the three months ended June 30, 2012, the determination of the working capital adjustment was completed and $1.3 million was retrospectively reclassified from other current assets to goodwill.
(5)	COMMITMENTS AND CONTINGENCIES:
(a)	Legal Proceedings

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as described below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations, financial condition and cash flows.

As previously reported, in December 2004, a personal injury action was filed against us in the Circuit Court in Miami-Dade County, Florida by Vennila Amaran as guardian of Preetha Amaran (the "Plaintiff") alleging that the Plaintiff suffered serious injuries in connection with her use of an exercise machine in a spa operated by us.  The Plaintiff is alleging an unspecified amount of damages. In October 2011, summary judgment in our favor was granted by the court. The Plaintiff has appealed that ruling and the appeal is pending. We are unable to provide an evaluation of the likelihood of an unfavorable outcome on that appeal, or provide an estimate of the amount or range of possible loss in this matter.  Should we ultimately be found liable in this matter, and the amount of any such liability exceeds the limits of our applicable insurance coverage, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

As previously reported, in April 2011, a complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action. In May 2012, the parties to this action entered into a preliminary settlement agreement. Because of the putative class action nature of the lawsuit, that agreement is subject to a formal agreement currently being worked on by the parties and that formal agreement would then be subject to approval by the court. Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

On July 20, 2012, the Company was served with a civil lawsuit filed in the United States District Court for the Southern District of New York by South China Cosmetics (HK) Limited ("SCC") and Courageous Limited against Steiner Leisure Limited and Bliss World LLC, claiming, among other things, breach of contract, fraud, conversion, and breach of fiduciary duty relating to the termination of SCC's rights as a distributor in Hong Kong of certain of the Company's products. The action was brought at the same time as the Company was seeking to collect an overdue amount due from SCC to the Company. The complaint seeks damages in the amount of at least $14 million. The Company believes that it has valid defenses to the claims in this matter and intends to vigorously defend the matter. At this time, we are unable to provide an estimate of the amount or range of potential loss in this matter.

(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2012	2011

Operative commissions	$4,201	$4,240
Minimum cruise line commissions	3,789	6,023
Payroll and bonuses	8,807	11,516
Rent	3,516	2,954
Other	19,131	22,544
Total	$39,444	$47,277

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. These minimum annual payments are expensed/accrued over the applicable 12-month period.

(7)	LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2012	2011

Term loan	$156,750	$165,000
Revolving loan	--	10,000
Total long-term debt	156,750	175,000
Less: Current portion	20,625	26,500
Long-term debt, net of current portion	$136,125	$148,500

On November 1, 2011, we entered into an agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our existing lender. The Credit Facility consists of a $60.0 million Revolving Credit Facility with a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility (referred to collectively as the "Revolving Facility"), with a termination date of November 1, 2016, and a term loan facility, (referred to as the "Term Facility") in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Loan Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility will be used (i) to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction, (ii) for capital expenditures, (iii) to finance acquisitions permitted under the Credit Agreement and, (iv) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a Base Rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate Loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate Loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the Credit Agreement) or the maturity date, as the case may be.  Interest on each Base Rate Loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments beginning March 31, 2012. At June 30, 2012, our borrowing rate was 3.74%.

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

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the six months ended June 30, 2012 and 2011, respectively, we purchased approximately 396,000 and 136,000 shares, with a value of approximately $18.6 million and $6.5 million, respectively. Of those shares purchased, 16,000 and 20,000 shares for the six months ended June 30, 2012 and 2011, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum employer federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.
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

Information about our segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Spa Operations	$126,173	$124,173	$253,873	$246,200
Products	35,429	35,828	70,965	70,859
Schools	19,549	16,427	40,679	33,838
Laser Hair Removal	23,056	--	43,029	--
Other	(6,726)	(8,036)	(12,532)	(14,506)
Total	$197,481	$168,392	$396,014	$336,391
Income from Operations:
Spa Operations	$10,865	$9,147	$21,741	$19,783
Products	3,226	2,541	5,047	3,943
Schools	800	3,226	3,059	7,311
Laser Hair Removal	3,010	--	5,623	--
Other	(890)	(205)	(731)	53
Total	$17,011	$14,709	$34,739	$31,090

	June 30,	December 31,
	2012	2011
Identifiable Assets:
Spa Operations	$208,242	$221,524
Products	175,445	176,703
Schools	117,833	131,179
Laser Hair Removal	278,426	263,429
Other	(62,908)	(80,406)
Total	$717,038	$712,429

Included in Spa Operations, Products, Schools and Laser Hair Removal is goodwill of $51.0 million, $23.7 million, $58.4 million and $195.1 million, respectively, as of June 30, 2012 and December 31, 2011.
(10)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
United States	$74,629	$49,798	$147,967	$99,230
United Kingdom	15,924	14,413	30,903	28,560
Not connected to a country	98,442	96,411	199,161	191,462
Other	8,486	7,770	17,983	17,139
Total	$197,481	$168,392	$396,014	$336,391

	June 30,	December 31,
	2012	2011
Property and Equipment, net:
United States	$69,689	$60,194
United Kingdom	6,187	5,951
Not connected to a country	1,342	1,264
Other	18,446	19,811
Total	$95,664	$87,220

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Through our Schools operating segment, we own and operate 12 post-secondary schools (comprised of a total of 31 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965 (the "HEA") and administered by the U.S. Department of Education (the "DOE"). We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, and have adversely affected our Schools operating segment's enrollments and are anticipated to continue to adversely affect our enrollment and our results of operations, although the full extent of the effect on the future business of our Schools segment cannot yet be determined.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. While economic conditions showed some improvement in 2011, beginning in 2011 and continuing in 2012, a number of European countries have experienced adverse economic conditions related to unpaid debt obligations of certain of those countries. The impact on consumers of periodic high fuel costs which appeared again in 2011 and which has continued in 2012 has added to this turmoil.

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

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our 2011 Annual Report. We believe that there have been no significant changes during the quarter and six months ended June 30, 2012 to the critical accounting policies disclosed in our 2011 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(i) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Services	71.3%	66.9%	71.3%	67.1%
Products	28.7	33.1	28.7	32.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	57.3	54.5	56.9	54.4
Cost of products	19.6	23.1	20.0	23.0
Total cost of revenues	76.9	77.6	76.9	77.4
Gross profit	23.1	22.4	23.1	22.6
Operating expenses:
Administrative	6.5	5.1	6.0	4.9
Salary and payroll taxes	8.0	8.6	8.3	8.5
Total operating expenses	14.5	13.7	14.3	13.4
Income from operations	8.6	8.7	8.8	9.2
Other income (expense), net:
Interest expense	(0.7)	(0.1)	(0.8)	(0.4)
Other income	--	0.1	0.1	0.1
Total other income (expense), net	(0.7)	--	(0.7)	(0.3)
Income before provision for income taxes	7.9	8.7	8.1	8.9
Provision for income taxes	0.8	0.8	0.9	0.9
Net income	7.1%	7.9%	7.2%	8.0%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2012 and 2011, respectively, were as follows (in thousands):

	Three Months Ended June 30,		% Change
Revenue:	2012	2011
Spa Operations	$126,173	$124,173	1.6%
Products	35,429	35,828	(1.1%)
Schools	19,549	16,427	19.0%
Laser Hair Removal	23,056	--	N/A
Other	(6,726)	(8,036)	N/A
Total	$197,481	$168,392	17.3%

Total revenues increased approximately 17.3%, or $29.1 million, to $197.5 million in the second quarter of 2012 from $168.4 million in the second quarter of 2011. Of this increase, $28.1 million was attributable to an increase in services revenues and $1.0 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues increased approximately 1.6%, or $2.0 million, to $126.2 million in the second quarter of 2012 from $124.2 million in the second quarter of 2011. Average weekly revenues for our land-based spas decreased 3.5% to $29,577 in the second quarter of 2012 from $30,641 in the second quarter of 2011. We had an average of 2,651 shipboard staff members in service in the second quarter of 2012, compared to an average of 2,515 shipboard staff members in service in the second quarter of 2011. Revenues per shipboard staff per day decreased by 3.1% to $408 in the second quarter of 2012 from $421 in the second quarter of 2011. Average weekly revenues for our shipboard spas decreased by 1.1% to $49,228 in the second quarter of 2012 from $49,766 in the second quarter of 2011. The decreases in the key performance indicators referenced above were primarily attributable to weakening of the economy, primarily in Europe, resulting in decreased spending by consumers at our spas.

Products Revenues. Product segment revenues decreased approximately 1.1% or $0.4 million to $35.4 million in the second quarter of 2012 from $35.8 million in the second quarter of 2011. This decrease is primarily attributable to a weakening of the economy primarily in Europe, resulting in decreased spending by consumers on our products.

Schools Revenues. Schools segment revenues increased approximately 19.0%, or $3.1 million to $19.5 million in the second quarter of 2012 from $16.4 million in the second quarter of 2011. This increase in revenues was attributable to the acquisition of Cortiva. Excluding Cortiva, Schools segment revenues decreased due to decreased enrollments.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the acquisition of Ideal Image on November 1, 2011.

COST OF SERVICES

Cost of services increased $21.4 million to $113.1 million in the second quarter of 2012 from $91.7 million in the second quarter of 2011. Cost of services as a percentage of services revenues decreased to 80.3% in the second quarter of 2012 from 81.4% in the second quarter of 2011. This decrease was primarily due to the positive impact of Laser Hair Removal activities, which was partially offset by the weak performance of our Schools segment.

COST OF PRODUCTS

Cost of products decreased $0.3 million to $38.7 million in the second quarter of 2012 from $39.0 million in the second quarter of 2011. Cost of products as a percentage of products revenue decreased to 68.2% in the second quarter of 2012 from 70.0% in the second quarter of 2011. These decreases were primarily attributable to a difference in the mix of products that were sold onboard the ships in the second quarter of 2012 compared to the second quarter of 2011.

OPERATING EXPENSES

Operating expenses increased $5.7 million to $28.7 million in the second quarter of 2012 from $23.0 million in the second quarter of 2011. Operating expenses as a percentage of revenues increased to 14.5% in the second quarter of 2012 from 13.7% in the second quarter of 2011. This increase is primarily attributed to the inclusion of Ideal Image and Cortiva this quarter.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended June 30, 2012 and 2011, respectively, was as follows (in thousands):

	For the Three Months Ended June 30,		% Change
Income from Operations:	2012	2011
Spa Operations	$10,865	$9,147	18.8%
Products	3,226	2,541	27.0%
Schools	800	3,226	(75.2%)
Laser Hair Removal	3,010	--	N/A
Other	(890)	(205)	N/A
Total	$17,011	$14,709	15.7%

The increase in operating income in the Spa Operations and Products segments was primarily attributable to increased cost efficiencies. The decrease in the operating income in the Schools segment was primarily attributed to decreased enrollments and to higher operating costs attributable to that segment.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt incurred in connection with the acquisition of Ideal Image during the fourth quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.1 million to $1.5 million in the second quarter of 2012 from $1.4 million in the second quarter of 2011. Provision for income taxes reflected an overall effective rate of 9.6% in the second quarter of 2012 compared to an overall effective rate of 9.7% in the second quarter of 2011. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a lower percentage of our total income earned in the second quarter of 2012 then such income represented in the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2012 and 2011, respectively, were as follows (in thousands):

	Six Months Ended June 30,		% Change
Revenue:	2012	2011
Spa Operations	$253,873	$246,200	3.1%
Products	70,965	70,859	0.1%
Schools	40,679	33,838	20.2%
Laser Hair Removal	43,029	--	N/A
Other	(12,532)	(14,506)	N/A
Total	$396,014	$336,391	17.7%

Total revenues increased approximately 17.7%, or $59.6 million, to $396.0 million in the six months ended June 30, 2012 from $336.4 million in the six months ended June 30, 2011. Of this increase, $56.5 million was attributable to an increase in services revenues and $3.1 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues increased approximately 3.1%, or $7.7 million, to $253.9 million in the six months ended June 30, 2012 from $246.2 million in the six months ended June 30, 2011. Average weekly revenues for our land-based spas decreased 1.4% to $30,184 in the six months ended June 30, 2012 from $30,628 in the six months ended June 30, 2011. We had an average of 2,648 shipboard staff members in service in the six months ended June 30, 2012, compared to an average of 2,527 shipboard staff members in service in the six months ended June 30, 2011. Revenues per shipboard staff per day decreased by 1.4% to $413 in the six months ended June 30, 2012 from $419 in the six months ended June 30, 2011. Average weekly revenues for our shipboard spas increased by 1.9% to $50,720 in the six months ended June 30, 2012 from $49,786 in the six months ended June 30, 2011. The decreases in the key performance indicators referenced above were primarily attributable to weakening of the economy, primarily in Europe, resulting in decreased spending by consumers at our spas.

Products Revenues. Product segment revenues were flat at $71.0 million in the six months ended June 30, 2012 and 2011, respectively

Schools Revenues. Schools segment revenues increased approximately 20.2%, or $6.9 million to $40.7 million in the six months ended June 30, 2012 from $33.8 million in the six months ended June 30, 2011. This increase in revenues was attributable to the acquisition of Cortiva. Excluding Cortiva, Schools segment revenues decreased due to decreased enrollments.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the acquisition of Ideal Image on November 1, 2011.

COST OF SERVICES

Cost of services increased $42.4 million to $225.4 million in the six months ended June 30, 2012 from $183.0 million in the six months ended June 30, 2011. Cost of services as a percentage of services revenues decreased to 79.8% in the six months ended June 30, 2012 from 81.0% in the six months ended June 30, 2011. This decrease was primarily due to the positive impact of Laser Hair Removal activities, which was partially offset by the weak performance of our Schools segment.

COST OF PRODUCTS

Cost of products increased $1.9 million to $79.3 million in the six months ended June 30, 2012 from $77.4 million in the six months ended June 30, 2011. Cost of products as a percentage of products revenue decreased to 69.7% in the six months ended June 30, 2012 from 70.0% in the six months ended June 30, 2011. These decreases were primarily attributable to a difference in the mix of products that were sold onboard the ships in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

OPERATING EXPENSES

Operating expenses increased $11.7 million to $56.6 million in the six months ended June 30, 2012 from $44.9 million in the six months ended June 30, 2011. Operating expenses as a percentage of revenues increased to 14.3% in the six months ended June 30, 2012 from 13.4% in the six months ended June 30, 2011. This increase is primarily attributed to the inclusion of Ideal Image and Cortiva this quarter.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the six months ended June 30, 2012 and 2011, respectively, was as follows (in thousands):

	For the Six Months Ended June 30,		% Change
Income from Operations:	2012	2011
Spa Operations	$21,741	$19,783	9.9%
Products	5,047	3,943	28.0%
Schools	3,059	7,311	(58.2%)
Laser Hair Removal	5,623	--	N/A
Other	(731)	53	N/A
Total	$34,739	$31,090	11.7%

The increase in operating income in the Spa Operations and Products segments was primarily attributable to increased cost efficiencies. The decrease in the operating income in the Schools segment was primarily attributed to decreased enrollments and to higher operating costs attributable to that segment.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt incurred in connection with the acquisition of Ideal Image during the fourth quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.2 million to $3.3 million in the six months ended June 30, 2012 from $3.1 million in the six months ended June 30, 2011. Provision for income taxes reflected an overall effective rate of 10.4% in the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2012, net cash provided by operating activities was approximately $40.5 million, compared with $27.3 million for the six months ended June 30, 2011. This increase was attributable to an increase in net income and changes in working capital.

During the six months ended June 30, 2012, cash used in investing activities was $13.3 million compared with $5.8 million for the six months ended June 30, 2011. This increase was primarily attributable to the $7.5 million purchase in April 2012 of the land and building where we have administrative offices.

During the six months ended June 30, 2012, cash used in financing activities was $36.3 million compared with $28.9 million for the six months ended June 30, 2011. This increase in cash used in financing activities was primarily attributable to an increased number of our shares that we purchased during the six months ended June 30, 2012 compared to the same period of 2011.

Steiner Leisure had working capital of approximately $3.4 million at June 30, 2012, compared to working capital of approximately $6.0 million at December 31, 2011.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the six months ended June 30, 2012 and 2011, respectively, we purchased approximately 396,000 and 136,000 shares, with a value of approximately $18.6 million and $6.5 million, respectively. Of those shares purchased, 16,000 and 20,000 shares for the six months ended June 30, 2012 and 2011, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments which began March 31, 2012. At June 30, 2012, our borrowing rate was 3.74%.

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

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in recent years, though less so in 2011 and the first and second quarters of 2012. Continuance of the more severe aspects of the recent adverse economic conditions, as well as continued fuel price increases, in North America and elsewhere could have a material adverse effect on our business, results of operations and financial condition during the period of such recurrence. Continued weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our business, results of operations and financial condition.

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

    the risk that we will be unable to successfully integrate or profitably operate Bliss World Holdings, Inc., The Onboard Spa Company Limited, Ideal Image, Cortiva or other operations that we may acquire in the future, with our then existing businesses;

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

These risks and other risks are detailed in our 2011 Annual Report filed with the SEC. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk is in our 2011 Annual Report.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Other than as described below, there have been no material changes with respect to legal proceedings previously reported in our 2011 Annual Report.

As previously reported, in April 2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action. In May 2012, the parties to this action entered into a preliminary settlement agreement. Because of the putative class action nature of the lawsuit, that agreement is subject to a formal agreement currently being worked on by the parties and that formal agreement would then be subject to approval by the court. In May 2012, the parties to this action reached a preliminary agreement to settle the matter. Because of the putative class action nature of the lawsuit, that agreement is subject to a formal agreement currently being worked on by the parties and that formal agreement would then be subject to approval by the court. Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

On July 20, 2012 the Company was served with a civil lawsuit filed in the United States District Court for the Southern District of New York by South China Cosmetics (HK) Limited ("SCC") and Courageous Limited against Steiner Leisure Limited and Bliss World LLC claiming, among other things, breach of contract, fraud, conversion, and breach of fiduciary duty relating to the termination of SCC's rights as a distributor in Hong Kong of certain of the Company's products. The action was brought at the same time as the Company was seeking to collect an overdue amount due from SCC to the Company. The complaint seeks damages in the amount of at least $14 million. The Company believes that it has valid defenses to the claims in this matter and intends to vigorously defend the matter. At this time we are unable to provide an estimate of the amount or range of potential loss in this matter.

Item 1A.	Risk Factors

There were no material changes during the second quarter of 2012 in the risk factors previously disclosed in our 2011 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2011 through April 30, 2012	8,883	$47.38	8,883	$38,964,467
May 1, 2011 through May 31, 2012	241,865	46.19	241,865	29,418,203
June 1, 2011 through June 30, 2012	129,489	47.22	129,489	21,641,705
Total	380,237	$46.66	380,237	$21,641,705

(1)  During the second quarter, all shares were purchased through the Company's only repurchase plan, which was approved on February 27, 2008 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $78,358,295 of our common shares have been purchased to date.

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

Dated: August 7, 2012	STEINER LEISURE LIMITED
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