Form 10-Q
period 2012-09-30
STEINER LEISURE Ltd
filed 2012-11-07
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

On October 29, 2012, the registrant had 14,534,619 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$53,355	$62,645
Accounts receivable, net	42,750	34,192
Accounts receivable - students, net	20,714	20,594
Inventories	54,628	52,648
Prepaid expenses and other current assets	16,672	21,075
Total current assets	188,119	191,154
PROPERTY AND EQUIPMENT, NET	98,766	87,220
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	89,776	90,919
Deferred financing costs, net	4,298	5,334
Deferred customer acquisitions costs	8,257	1,452
Other	7,333	8,119
Total other assets	109,664	105,824
Total assets	$724,780	$712,429
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,503	$14,876
Accrued expenses	40,596	47,277
Current portion of long-term debt	22,688	26,500
Current portion of deferred rent	1,044	1,059
Current portion of deferred tuition revenue	24,460	25,521
Current portion of deferred revenue	67,182	51,418
Gift certificate liability	14,735	15,822
Income taxes payable	1,364	2,640
Total current liabilities	192,572	185,113
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	35,491	32,881
Long-term debt, net of current portion	129,937	148,500
Long-term deferred rent	10,180	10,518
Long-term deferred tuition revenue	1,017	532
Long-term deferred revenue	16,796	12,855
Total non-current liabilities	193,421	205,286

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)
	September 30,	December 31,
	2012	2011
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,215 issued in 2012 and 23,153 shares issued in 2011	232	232
Additional paid-in capital	176,350	169,339
Accumulated other comprehensive loss	(1,942)	(3,594)
Retained earnings	470,721	429,454
Treasury shares, at cost, 8,680 shares in 2012 and 7,982
shares in 2011	(306,574)	(273,401)
Total shareholders' equity	338,787	322,030
Total liabilities and shareholders' equity	$724,780	$712,429

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Services	$144,664	$119,255	$426,909	$344,999
Products	59,724	60,101	173,493	170,748
Total revenues	204,388	179,356	600,402	515,747
COST OF REVENUES:
Cost of services	119,999	97,965	345,363	280,930
Cost of products	43,186	41,432	122,481	118,876
Total cost of revenues	163,185	139,397	467,844	399,806
Gross profit	41,203	39,959	132,558	115,941
OPERATING EXPENSES:
Administrative	11,618	12,171	35,309	28,600
Salary and payroll taxes	13,796	14,142	46,721	42,605
Total operating expenses	25,414	26,313	82,030	71,205
Income from operations	15,789	13,646	50,528	44,736
OTHER INCOME (EXPENSE), NET:
Interest expense	(1,494)	(253)	(4,618)	(1,578)
Other income	138	60	476	277
Total other income (expense), net	(1,356)	(193)	(4,142)	(1,301)
Income before provision for income taxes	14,433	13,453	46,386	43,435
PROVISION FOR INCOME TAXES	1,807	1,681	5,119	4,810
Net income	$12,626	$11,772	$41,267	$38,625
INCOME PER SHARE:
Basic	$0.86	$0.79	$2.75	$2.58
Diluted	$0.85	$0.77	$2.72	$2.54

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$12,626	$11,772	$41,267	$38,625
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,219	(592)	1,652	(61)
Total other comprehensive income (loss), net of taxes	1,219	(592)	1,652	(61)
Comprehensive income	$13,845	$11,180	$42,919	$38,564

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,267	$38,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,368	11,396
Stock-based compensation	6,520	8,083
Provision for doubtful accounts	2,025	1,328
Deferred income tax provision	2,610	1,496

Changes in:
Accounts receivable	(9,209)	(6,845)
Inventories	(1,153)	(8,208)
Prepaid expenses and other current assets	(316)	(3,717)
Other assets	789	763
Deferred customer acquisition costs	(6,805)	--
Accounts payable	5,341	5,191
Accrued expenses	(6,931)	(1,277)
Income taxes payable	(1,303)	(289)
Deferred tuition revenue	(576)	1,298
Deferred revenue	19,705	--
Deferred rent	(353)	165
Gift certificate liability	(1,129)	(1,052)
Net cash provided by operating activities	64,850	46,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,702)	(7,325)
Acquisition, net of cash acquired	--	(2,357)
Post-closing working capital adjustments related to acquisitions	3,614	--
Net cash used in investing activities	(20,088)	(9,682)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(33,173)	$(6,592)
Payments of long-term debt	(22,375)	(25,000)
Proceeds from share option exercises	491	2,670
Net cash used in financing activities	(55,057)	(28,922)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	1,005	(366)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(9,290)	7,987
CASH AND CASH EQUIVALENTS,
Beginning of period	62,645	61,731
CASH AND CASH EQUIVALENTS,
End of period	$53,355	$69,718
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$3,518	$327

Income taxes	$3,885	$3,434

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2012 and cash flows for the nine months then ended are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). The December 31, 2011 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2011 audited Consolidated Balance Sheet included in our 2011 Annual Report.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Finished goods	$48,828	$45,061
Raw materials	5,800	7,587
	$54,628	$52,648

(b)	Property and Equipment

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to determine the fair value of the assets under evaluation. As of September 30, 2012, management was not aware of any impairment of long-lived assets. Unexpected changes in future cash flows could result in impairment charges in the future.
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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $0.7 million and ($1.5 million) for the three months ended September 30, 2012 and 2011, respectively, and approximately $0.4 million and ($0.3 million) for the nine months ended September 30, 2012 and 2011, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.5 million) and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and approximately ($1.1. million) and ($0.3 million) for the nine months ended September 30, 2012 and 2011, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$12,626	$11,772	$41,267	$38,625

Weighted average shares outstanding used in calculating basic earnings per share	14,698	14,978	14,982	14,983
Dilutive common share equivalents	203	238	201	226
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,901	15,216	15,183	15,209

Income per common share:
Basic	$0.86	$0.79	$2.75	$2.58

Diluted	$0.85	$0.77	$2.72	$2.54

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	21	9	7	3

The Company issued approximately 1,000 of its common shares upon the exercise of share options during the three months ended September 30, 2011, and issued 16,000 and 99,000 of its common shares upon exercise of share options during the nine months ended September 30, 2012 and 2011, respectively.

(g)	Stock-Based Compensation

The Company granted approximately 15,000 restricted share units during the three months ended September 30, 2011 and approximately 11,000 and 24,000 restricted share units during the nine months ended September 30, 2012 and 2011, respectively. No other stock-based compensation was granted during the nine months ended September 30, 2012 and 2011, respectively.
(h)	Advertising Costs

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $11.8 million and $4.9 million for the three months ended September 30, 2012 and 2011, respectively. Of these amounts, $9.8 million and $3.0 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the three months ended September 30, 2012 and 2011, respectively. Advertising costs were approximately $32.8 million and $14.1 million for the nine months ended September 30, 2012 and 2011, respectively, of which $26.2 million and $8.7 million are included in cost of revenues in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, advertising costs included in prepaid expenses were not material.
(i)	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We currently do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new account update to our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, "Intangibles - Goodwill and Other (Topic 350), "Testing Goodwill for Impairment" ("ASU 2011-08"). This guidance allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011.  If an entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  This guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI. We adopted ASU 2011-05 as of January 1, 2012. See our Condensed Consolidated Statements of Comprehensive Income.

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

In accordance with U.S. GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis and nonrecurring basis. We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012, or 2011.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated, using Level 1 inputs, as they are maintained with various high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of September 30, 2012 and December 31, 2011 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.
(k)	Deferred Financing Costs

Deferred financing costs primarily relate to the costs of obtaining our former and current credit facilities and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Condensed Consolidated Statements of Income and amounted to $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.
(l)	Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses amounted to $2.1 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively, and $5.9 million and $5.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following is a summary of the unaudited pro forma historical results, as if Ideal Image had been acquired at January 1, 2011 (in thousands).

Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Total revenues	$195,833	Total revenues	$565,178
Income from operations	$15,961	Income from operations	$50,289
Basic income per share	$0.82	Basic income per share	$2.60
Diluted income per share	$0.81	Diluted income per share	$2.56

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

As previously reported, in April 2011, a complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action. The parties to this action have agreed to settle the matter. Because of the putative class action nature of the lawsuit, that agreement is subject to approval by the court.  While the court has issued a preliminary approval of the settlement agreement, final approval has not yet been granted.  Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

On July 20, 2012, a complaint was filed in the United States District Court for the Southern District of New York by South China Cosmetics (HK) Limited ("SCC") and Courageous Limited against Steiner Leisure Limited and Bliss World LLC, claiming, among other things, breach of contract, fraud, conversion, and breach of fiduciary duty relating to the termination of SCC's rights as a distributor in Hong Kong of certain of the Company's products. The action was brought at the same time as the Company was seeking to collect an overdue amount due from SCC to the Company. The complaint seeks damages in the amount of at least $14 million. The Company believes that it has valid defenses to the claims in this matter and is vigorously defending the matter. At this time, we are unable to provide an estimate of the amount or range of potential loss in this matter.

(6)	ACCRUED EXPENSES:

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2012	2011

Operative commissions	$4,713	$4,240
Minimum cruise line commissions	5,414	6,023
Payroll and bonuses	6,300	11,516
Rent	3,659	2,954
Other	20,510	22,544
Total	$40,596	$47,277

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from those operations. These minimum annual payments are expensed/accrued over the applicable 12-month period.

(7)	LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2012	2011

Term loan	$152,625	$165,000
Revolving loan	--	10,000
Total long-term debt	152,625	175,000
Less: Current portion	22,688	26,500
Long-term debt, net of current portion	$129,937	$148,500

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

Interest on borrowings under the Credit Facility accrues at either a Base Rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate Loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate Loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the Credit Agreement) or the maturity date, as the case may be.  Interest on each Base Rate Loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility was payable in quarterly installments beginning March 31, 2012. At September 30, 2012, our borrowing rate was 3.73%.

All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries.  The obligations under the Credit Facility are secured by substantially all of the Borrower's present and future assets.

The Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, stock repurchases, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. We are in compliance with these covenants, or have received a waiver for noncompliance, as of the date of this report. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

(8)	SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2012 and 2011, respectively, we purchased approximately 723,000 and 137,000 shares, with a value of approximately $33.2 million and $6.6 million, respectively. Of those shares purchased, 21,000 and 22,000 shares for the nine months ended September 30, 2012 and 2011, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum employer federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.
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

Information about our segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Spa Operations	$129,041	$132,601	$382,914	$378,801
Products	39,962	39,764	110,927	110,623
Schools	18,935	15,712	59,614	49,550
Laser Hair Removal	23,368	--	66,397	--
Other	(6,918)	(8,721)	(19,450)	(23,227)
Total	$204,388	$179,356	$600,402	$515,747
Income from Operations:
Spa Operations	$9,497	$10,028	$31,238	$29,811
Products	3,733	2,507	8,780	6,450
Schools	388	1,964	3,447	9,275
Laser Hair Removal	829	--	6,452	--
Other	1,342	(853)	611	(800)
Total	$15,789	$13,646	$50,528	$44,736

	September 30,	December 31,
	2012	2011
Identifiable Assets:
Spa Operations	$204,250	$221,524
Products	187,744	176,703
Schools	119,651	131,179
Laser Hair Removal	279,989	263,429
Other	(66,854)	(80,406)
Total	$724,780	$712,429

Included in Spa Operations, Products, Schools and Laser Hair Removal is goodwill of $51.0 million, $23.7 million, $58.4 million and $195.1 million, respectively, as of September 30, 2012 and December 31, 2011.
(10)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
United States	$72,661	$45,869	$220,628	$145,099
United Kingdom	17,667	17,383	48,570	45,943
Not connected to a country	106,134	108,114	305,295	299,575
Other	7,926	7,990	25,909	25,130
Total	$204,388	$179,356	$600,402	$515,747

	September 30,	December 31,
	2012	2011
Property and Equipment, net:
United States	$72,832	$60,194
United Kingdom	6,431	5,951
Not connected to a country	1,533	1,264
Other	17,970	19,811
Total	$98,766	$87,220

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Through our Schools operating segment, we own and operate 12 post-secondary schools (comprised of a total of 31 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965 (the "HEA") and administered by the U.S. Department of Education (the "DOE"). We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, and have adversely affected our Schools operating segment's enrollments and are anticipated to continue to adversely affect our enrollments and our results of operations.

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

Laser Hair Removal. With respect to our laser hair removal centers, we measure performance primarily through average weekly revenue, new customer acquisitions and cash revenues.

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

Our critical accounting policies are included in our 2011 Annual Report. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2012 to the critical accounting policies disclosed in our 2011 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(i) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Services	70.8%	66.5%	71.1%	66.9%
Products	29.2	33.5	28.9	33.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	58.7	54.6	57.5	54.5
Cost of products	21.1	23.1	20.4	23.0
Total cost of revenues	79.8	77.7	77.9	77.5
Gross profit	20.2	22.3	22.1	22.5
Operating expenses:
Administrative	5.7	6.8	5.9	5.5
Salary and payroll taxes	6.8	7.9	7.8	8.3
Total operating expenses	12.5	14.7	13.7	13.8
Income from operations	7.7	7.6	8.4	8.7
Other income (expense), net:
Interest expense	(0.7)	(0.1)	(0.8)	(0.3)
Other income	0.1	--	0.1	--
Total other income (expense), net	(0.6)	(0.1)	(0.7)	(0.3)
Income before provision for income taxes	7.1	7.5	7.7	8.4
Provision for income taxes	0.9	0.9	0.8	0.9
Net income	6.2%	6.6%	6.9%	7.5%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2012 and 2011, respectively, were as follows (in thousands):

	Three Months Ended September 30,		% Change
Revenue:	2012	2011
Spa Operations	$129,041	$132,601	(2.7%)
Products	39,962	39,764	0.5%
Schools	18,935	15,712	20.5%
Laser Hair Removal	23,368	--	N/A
Other	(6,918)	(8,721)	N/A
Total	$204,388	$179,356	14.0%

Total revenues increased approximately 14.0%, or $25.0 million, to $204.4 million in the third quarter of 2012 from $179.4 million in the third quarter of 2011. Of this increase, $25.4 million was attributable to an increase in services revenues, partially offset by a ($0.4) million decrease in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 2.7%, or $3.6 million, to $129.0 million in the third quarter of 2012 from $132.6 million in the third quarter of 2011. Average weekly revenues for our land-based spas decreased 1.0% to $27,666 in the third quarter of 2012 from $27,824 in the third quarter of 2011. We had an average of 2,662 shipboard staff members in service in the third quarter of 2012, compared to an average of 2,710 shipboard staff members in service in the third quarter of 2011. Revenues per shipboard staff per day decreased by 0.2% to $433 in the third quarter of 2012 from $434 in the third quarter of 2011. Average weekly revenues for our shipboard spas decreased by 2.7% to $51,925 in the third quarter of 2012 from $53,358 in the third quarter of 2011. The decreases in the key performance indicators referenced above were primarily attributable to weakening of the economy, primarily in Europe, resulting in decreased spending by consumers at our spas.

Products Revenues. Product segment revenues increased marginally to $40.0 million in the third quarter of 2012 from $39.8 million in the third quarter of 2011.

Schools Revenues. Schools segment revenues increased approximately 20.5%, or $3.2 million to $18.9 million in the third quarter of 2012 from $15.7 million in the third quarter of 2011. This increase in revenues was attributable to the acquisition of Cortiva. Excluding Cortiva, Schools segment revenues decreased due to decreased enrollments.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the acquisition of Ideal Image on November 1, 2011.

COST OF SERVICES

Cost of services increased $22.0 million to $120.0 million in the third quarter of 2012 from $98.0 million in the third quarter of 2011. Cost of services as a percentage of services revenues increased to 83.0% in the third quarter of 2012 from 82.1% in the third quarter of 2011. This increase was primarily due to the positive impact of Laser Hair Removal activities, which was partially offset by the weak performance of our Schools segment.

COST OF PRODUCTS

Cost of products increased $1.8 million to $43.2 million in the third quarter of 2012 from $41.4 million in the third quarter of 2011. Cost of products as a percentage of products revenue increased to 72.3% in the third quarter of 2012 from 68.9% in the third quarter of 2011. These increases were primarily attributable to a difference in the mix of products that were sold onboard the ships in the third quarter of 2012 compared to the third quarter of 2011.

OPERATING EXPENSES

Operating expenses decreased $0.9 million to $25.4 million in the third quarter of 2012 from $26.3 million in the third quarter of 2011. Operating expenses as a percentage of revenues decreased to 12.5% in the third quarter of 2012 from 14.7% in the third quarter of 2011. This decrease is primarily attributed to the impact of $1.5 million of foreign exchange losses in the third quarter of 2011 and the reversal of accruals related to performance based compensation that is not probable of being earned partially offset by the inclusion of Ideal Image and Cortiva this quarter.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended September 30, 2012 and 2011, respectively, was as follows (in thousands):

	For the Three Months Ended September 30,		% Change
Income from Operations:	2012	2011
Spa Operations	$9,497	$10,028	(5.3%)
Products	3,733	2,507	48.9%
Schools	388	1,964	(80.2%)
Laser Hair Removal	829	--	N/A
Other	1,342	(853)	N/A
Total	$15,789	$13,646	15.7%

The decrease in operating income in the Spa Operations segment was primarily attributable to weakening of the economy, primarily in Europe, resulting in decreased spending by consumers at our spas. The increase in operating income in the Products segment was primarily attributable to increased cost efficiencies. The decrease in the operating income in the Schools segment was primarily attributed to decreased enrollments and to higher operating costs attributable to that segment.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to increased interest expense as a result of the debt incurred in connection with the acquisition of Ideal Image during the fourth quarter of 2011.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.1 million to $1.8 million in the third quarter of 2012 from $1.7 million in the third quarter of 2011. Provision for income taxes reflected an overall effective rate of 12.5% in both the third quarter of 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2012 and 2011, respectively, were as follows (in thousands):

	Nine Months Ended September 30,		% Change
Revenue:	2012	2011
Spa Operations	$382,914	$378,801	1.1%
Products	110,927	110,623	0.3%
Schools	59,614	49,550	20.3%
Laser Hair Removal	66,397	--	N/A
Other	(19,450)	(23,227)	N/A
Total	$600,402	$515,747	16.4%

Total revenues increased approximately 16.4%, or $84.7 million, to $600.4 million in the nine months ended September 30, 2012 from $515.7 million in the nine months ended September 30, 2011. Of this increase, $81.9 million was attributable to an increase in services revenues and $2.8 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues increased approximately 1.1%, or $4.1 million, to $382.9 million in the nine months ended September 30, 2012 from $378.8 million in the nine months ended September 30, 2011. Average weekly revenues for our land-based spas decreased 1.1% to $29,339 in the nine months ended September 30, 2012 from $29,674 in the nine months ended September 30, 2011. We had an average of 2,653 shipboard staff members in service in the nine months ended September 30, 2012, compared to an average of 2,589 shipboard staff members in service in the nine months ended September 30, 2011. Revenues per shipboard staff per day decreased by 0.9% to $420 in the nine months ended September 30, 2012 from $424 in the nine months ended September 30, 2011. Average weekly revenues for our shipboard spas increased by 0.2% to $51,132 in the nine months ended September 30, 2012 from $51,018 in the nine months ended September 30, 2011. The decreases in the key performance indicators referenced above were primarily attributable to weakening of the economy, primarily in Europe, resulting in decreased spending by consumers at our spas.

Products Revenues. Product segment revenues increased marginally to $110.9 million in the nine months ended September 30, 2012 from $110.6 million in the nine months ended September 30, 2011, respectively.

Schools Revenues. Schools segment revenues increased approximately 20.3%, or $10.0 million to $59.6 million in the nine months ended September 30, 2012 from $49.6 million in the nine months ended September 30, 2011. This increase in revenues was attributable to the acquisition of Cortiva. Excluding Cortiva, Schools segment revenues decreased due to decreased enrollments.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the acquisition of Ideal Image on November 1, 2011.

COST OF SERVICES

Cost of services increased $64.4 million to $345.4 million in the nine months ended September 30, 2012 from $280.9 million in the nine months ended September 30, 2011. Cost of services as a percentage of services revenues decreased to 80.9% in the nine months ended September 30, 2012 from 81.4% in the nine months ended September 30, 2011. This decrease was primarily due to the positive impact of Laser Hair Removal activities, which was partially offset by the weak performance of our Schools segment.

COST OF PRODUCTS

Cost of products increased $3.6 million to $122.5 million in the nine months ended September 30, 2012 from $118.9 million in the nine months ended September 30, 2011. Cost of products as a percentage of products revenue increased to 70.6% in the nine months ended September 30, 2012 from 69.6% in the nine months ended September 30, 2011. These increases were primarily attributable to a difference in the mix of products that were sold onboard the ships in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

OPERATING EXPENSES

Operating expenses increased $10.8 million to $82.0 million in the nine months ended September 30, 2012 from $71.2 million in the nine months ended September 30, 2011. Operating expenses as a percentage of revenues decreased to 13.7% in the nine months ended September 30, 2012 from 13.8% in the nine months ended September 30, 2011. This decrease is primarily attributed to the reversal of accruals related to performance based compensation that is not probable of being earned offset partially by the inclusion of Ideal Image and Cortiva in 2012.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the nine months ended September 30, 2012 and 2011, respectively, was as follows (in thousands):

	For the Nine Months Ended September 30,		% Change
Income from Operations:	2012	2011
Spa Operations	$31,238	$29,811	4.8%
Products	8,780	6,450	36.1%
Schools	3,447	9,275	(62.8%)
Laser Hair Removal	6,452	--	N/A
Other	611	(800)	N/A
Total	$50,528	$44,736	12.9%

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

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.3 million to $5.1 million in the nine months ended September 30, 2012 from $4.8 million in the nine months ended September 30, 2011. Provision for income taxes reflected an overall effective rate of 11.0% in the nine months ended September 30, 2012 compared to an overall effective rate of 11.1% in the nine months ended September 30, 2011, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2012, net cash provided by operating activities was approximately $64.9 million, compared with $47.0 million for the nine months ended September 30, 2011. This increase was attributable to an increase in net income and deferred revenue related to our Laser Hair Removal segment.

During the nine months ended September 30, 2012, cash used in investing activities was $20.1 million compared with $9.7 million for the nine months ended September 30, 2011. This increase was primarily attributable to the $7.5 million purchase in April 2012 of the land and building where we have administrative offices and the costs incurred to open new Ideal Image centers.

During the nine months ended September 30, 2012, cash used in financing activities was $55.1 million compared with $28.9 million for the nine months ended September 30, 2011. This increase in cash used in financing activities was primarily attributable to an increased number of our shares that we purchased during the nine months ended September 30, 2012 compared to the same period of 2011.

Steiner Leisure had working capital deficit of approximately ($4.5 million) at September 30, 2012, compared to working capital of approximately $6.0 million at December 31, 2011. This change is due to an increase in deferred revenue related to our Laser Hair Removal segment.

In February 2008, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior plan. During the nine months ended September 30, 2012 and 2011, respectively, we purchased approximately 723,000 and 137,000 shares, with a value of approximately $33.2 million and $6.6 million, respectively. Of those shares purchased, 21,000 and 20,000 shares for the nine months ended September 30, 2012 and 2011, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility was payable in quarterly installments which began March 31, 2012. At September 30, 2012, our borrowing rate was 3.73%.

All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the Credit Facility are secured by substantially all of our present and future assets.

The Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, stock repurchases, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. We are in compliance with these covenants, or have received a waiver for noncompliance, as of the date of this report. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in recent years, though less so in 2011 and the first, second and third quarters of 2012. Continuance of the more severe aspects of the recent adverse economic conditions, as well as continued fuel price increases, in North America and elsewhere could have a material adverse effect on our business, results of operations and financial condition during the period of such recurrence. Continued weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our business, results of operations and financial condition.

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

    the economic slowdown experienced in recent years, including a significant reduction in consumer spending, which improved somewhat in 2011 but which improvement was hurt by adverse economic conditions in a number of European countries, and related disruptions to capital and credit markets in North America and elsewhere that have reduced the number of customers on cruise ships and at land-based venues and have reduced consumer demand for our services and our products;

    increasing numbers of cruise line passengers being sourced from outside of North America;

    the continuing growth of the cruise lines' capacity in recent years and resulting potential need by the cruise lines to offer discounted fares to guests, resulting in potentially adverse effects on us due to reduced spending on our services and our products;

    new rules relating to our ship employees effective in 2013 which will significantly increase the expenses of our maritime operations;

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. Other than as described below, there have been no material changes with respect to legal proceedings previously reported in our 2011 Annual Report.

As previously reported, in April 2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action. The parties to this action have agreed to settle the matter. Because of the putative class action nature of the lawsuit, that agreement is subject to approval by the court. While the court has issued a preliminary approval of the settlement agreement, final approval has not yet been granted.  Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

On July 20, 2012, a complaint was filed in the United States District Court for the Southern District of New York by South China Cosmetics (HK) Limited ("SCC") and Courageous Limited against Steiner Leisure Limited and Bliss World LLC claiming, among other things, breach of contract, fraud, conversion, and breach of fiduciary duty relating to the termination of SCC's rights as a distributor in Hong Kong of certain of the Company's products. The action was brought at the same time as the Company was seeking to collect an overdue amount due from SCC to the Company. The complaint seeks damages in the amount of at least $14 million. The Company believes that it has valid defenses to the claims in this matter and is vigorously defending the matter. At this time we are unable to provide an estimate of the amount or range of potential loss in this matter.

Item 1A.	Risk Factors

There were no material changes during the third quarter of 2012 in the risk factors previously disclosed in our 2011 Annual Report or in our 10-Q for the three months ended September 30, 2012, other than as set forth below:

Government Regulation - Maritime

New rules of the International Labour Organization under the Consolidated Maritime Labour Convention add requirements as to the hiring, training and hours of work and compensation of shipboard employees. These rules will become effective in August 2013. These new rules will significantly increase our expenses associated with our shipboard employees, although the full extent of the effect on the future business of our Spa Operations segment cannot yet be determined.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2012 through July 31, 2012	26,272	$42.34	26,272	$20,529,337
August 1, 2012 through August 31, 2012	252,467	44.59	247,558	9,494,156
September 1, 2012 through September 30, 2012	47,923	46.98	47,923	7,242,563
Total	326,662	$44.76	321,753	$7,242,563

(1)  During the third quarter, 321,753 shares with a value of $14.4 million were purchased through the Company's only repurchase plan, which was approved on February 27, 2008 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $92,757,437 of our common shares have been purchased to date.

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

Dated: November 7, 2012	STEINER LEISURE LIMITED
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