Form 10-K
period 2012-12-31
STEINER LEISURE Ltd
filed 2013-03-15
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [  ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

       The aggregate market value of the registrant's common shares held by non-affiliates was $658,124,663 as of June 29, 2012, based on the closing price of the common stock on the Nasdaq Stock Market on June 29, 2012, which is the last business day of the registrant's most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

       As of March 4, 2013, the registrant had 14,659,621 common shares outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed within 120 days after the registrant's fiscal year ended December 31, 2012, are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries) is a worldwide provider and innovator in the fields of beauty, wellness and education. Steiner Leisure was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels (referenced collectively below as "hotels"), luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image laser hair removal centers ("Ideal Image centers"), we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products, which are sold at our facilities, through e-commerce and through third party retail outlets and other channels, and operate post-secondary schools offering massage therapy and related courses.

The cruise ships and third party land-based venues we serve include those of Caesars Entertainment, Carnival Cruise Lines, Celebrity Cruises, Crystal Cruises, Cunard Cruise Line, Hilton Hotels, Holland America Line, Kerzner International, Loews Hotels, Marriott Hotels, Nikko Hotels, Norwegian Cruise Lines, P&O Cruises, Princess Cruises, Royal Caribbean Cruises, Seabourn Cruise Line, Sofitel Luxury Hotels, St. Regis Hotels and Resorts, Thomson Cruises, W Hotels and Resorts and Westin Hotels and Resorts. As of February 13, 2013, we served 156 cruise ships representing 19 cruise lines, and operated 55 resort spas, 11 urban hotel spas, five day spas and 80 Ideal Image laser hair removal centers.

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

We provide our shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Most of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 13, 2013, 118 of the 156 ships we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $62,471 in 2012 and $61,287 in 2011, as compared to average weekly revenues of $18,384 in 2012 and $16,350 in 2011 for the other ships we served. Our services include massages, facials, microdermabrasion, waxing, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and teeth whitening, as well as a variety of other specialized beauty and body treatments and services, acupuncture and, on many ships we serve, medi-spa services such as BOTOX® Cosmetic, Dysport®, Restylane® and Perlane®. Our range of services is designed to capitalize on the significant consumer interest in health awareness, personal care and fitness.

We provide spa services (other than medi-spa services) similar to those we provide on cruise ships at 66 hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations. These spas are operated primarily under the Mandara® and Bliss brands. Additional spas under these brands and the Remède brand are operated by third parties under license from us. We also operate Elemis luxury day spas in each of Coral Gables, Florida and London, England and Bliss premium urban day spas in New York City (two spas) and London.

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, Remède, Laboratoire Remède, Mandara Spa®, Mandara and Jou® brands. Our products are produced for us by several suppliers, including premier United States and European manufacturers.

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

During 2012, services accounted for approximately 70% of our revenues and products accounted for approximately 30% of our revenues.

As described in more detail below, the economic slowdown experienced in recent years (felt strongly, most recently, in Europe) has adversely impacted consumer spending and the cruise and hospitality industries in various regions worldwide, as well as our business.

See Note 12, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, income from operations, depreciation and amortization, capital expenditures and total assets for our Spa Operations, Products, Schools and Laser Hair Removal reportable segments; and Note 13, "Geographic Information," for financial information regarding the geographic areas in which we operate.

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

According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 10.1 million in 2006 to a CLIA-estimated 11.7 million in 2012, including an estimated increase of approximately 480,000 North American passengers in 2012 compared to 2011. The increase from 2011 to 2012 may continue to reflect passengers traveling due to discounts and other promotions offered by certain cruise lines. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. To the extent there is a continuation of the economic slowdown, declines in passenger volume on cruises, including North American Cruises, could resume, which would adversely affect our business. As of February 13, 2013, 89 of the 156 ships we served offered North American Cruises.

According to the most recent industry study conducted by CLIA and published in 2011, levels of the highest satisfaction are reported by vacationers for cruises and travelers' high level of interest in cruising is steadily increasing, with vacationers' interest in cruising surpassing interest in most other vacation alternatives. Additionally, the study reports that most people deem cruises as a very high value for the cost and a superior value to other types of vacations. In comparing the benefits of cruise vacations to other vacations, "being pampered" was among the highest rated advantages offered by cruise vacations compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

Over the years, the trend has been for cruise lines to build larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer larger fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. A few new ships have dedicated medi-spa facilities as part of the spa facilities we operate. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 13, 2013, 118 of the ships we served offered large spa facilities. Both new ships scheduled to be introduced during the remainder of 2013 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 13, 2013, we provided our services and products to 19 cruise lines representing a total of 156 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 13, 2013 under cruise line agreements with the respective cruise lines (including ships temporarily out of service for routine dry dock maintenance) are listed below:

Cruise Line	Number of Ships Served

Azamara (1)	2
Carnival (2)	24
Carnival Australia (2)	3
Celebrity (1)	10
Costa (2)	14
Crystal	2
Cunard (2)	2
Disney	4
Holland America (2)	15
Ibero (2) (3)	3
Norwegian	11
P&O (2)	7
Princess (2)	16
Pullmantur (1) (3)	4
Royal Caribbean (1)	22
Seabourn (2)	6
Silversea	6
Thomson (3)	2
Windstar	3

Total	156

_____________________

  Azamara, Celebrity and Pullmantur are owned by Royal Caribbean.

  Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, Princess and Seabourn.

  As of February 13, 2013, we served these ships without a written agreement.

Each of Norwegian and Princess is scheduled to introduce a new ship into service in 2013. We expect to perform services on both of these ships, each of which is currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2012, 2011 and 2010, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn cruise lines): 25.7%, 29.9% and 29.3% and Royal Caribbean (including Royal Caribbean, Celebrity, Pullmantur and Azamara cruise lines): 14.8%, 16.7% and 17.3%. These companies, combined, accounted for 128 of the 156 ships served by us as of February 13, 2013. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right (exclusive in some cases) to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately two years as of February 13, 2013. As of February 13, 2013, cruise line agreements that expire within one year covered 44 of the 156 ships served by us. These 44 ships accounted for approximately 15.0% of our revenue in 2012. We typically are able to begin negotiations to renew agreements six to 12 months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 13, 2013, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice and we served nine ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2012, these payments are required by cruise line agreements covering a total of 89 ships served by us. As of December 31, 2012, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships) of approximately: $94.1 million in 2013 and $7.8 million in 2014. These amounts could increase under new or renewed agreements. The amounts set forth for the years after 2013 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated.

Our Land-Based Spas Business

Hotel Spas - General

We offer spa services and products on land at hotels principally in the United States, the Caribbean, Asia and the Pacific.

As of February 13, 2013, we provided spa services at hotels in the following locations:

COUNTRY	NUMBER OF HOTEL SPAS
United States (1)	25
Maldives	8
Malaysia	7
Indonesia	4
Guam	3
Bahamas	3
Mexico (2)	2
Fiji	2
Palau	2
Aruba	1
Bahrain (3)	1
Dubai	1
Egypt	1
India	2
Japan	1
Oman	1
Russia	1
United Kingdom	1
Total	66

_____________________

    Including Puerto Rico.

    We provide limited services at one of these hotels. As of February 28, 2013, we no longer served these hotels.

    We provide limited services at this hotel.

The hotel spas we operate range in size from approximately 625 square feet to 32,000 square feet.

Spa Brands

The hotel spas we operate conduct business primarily under our Mandara brand. Beginning in January 2010, following our acquisition of Bliss Inc. in December 2009, we began offering spa services and products under the Bliss and Remède brands. We now offer these services and products at a total of 11 urban hotel spas in the following United States cities: Atlanta (one in the Buckhead area and one in the Midtown area), Chicago, Dallas, Hoboken, Los Angeles (one in Hollywood and one in Westwood), Miami Beach, New York, San Francisco and Scottsdale. These spas are operated at two brands of hotels of Starwood. Our Bliss hotel spas are operated at W Hotels in the foregoing cities and our Remède hotel spa is operated at the St. Regis hotel in the Buckhead area of Atlanta. We have an agreement with Starwood providing Starwood with exclusive rights in the hospitality industry for Bliss and Remède-branded spas. That exclusivity continues, subject to earlier termination under certain circumstances. Also under that agreement, we license the Bliss and Remède names to Starwood's in-room amenities manufacturer for the distribution of Bliss- and Remède-branded hotel amenities in certain W and St. Regis hotels, respectively.

These urban hotel spas have a clientele that not only includes guests of the hotels and, in certain cases, residents of privately owned units affiliated with the hotels, but also includes (to a very significant extent at most locations) customers who are residents of, or visiting, the neighborhoods where the spas are located.

We also operate eight spas under the Chavana brand, two hotel spas under the "Elemis" brand, and, in November 2011, introduced our newest hotel spa brand, "Glow®, a Mandara Spa." We also operate certain spas under brands of venues where the spas are located.

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

We also operate small spas under the Elemis brand for certain British Airways passengers at John F. Kennedy International airport in New York and at Heathrow airport near London as part of the program under which we supply Elemis products to British Airways.

Licensed Spas

In addition to operating land-based spas ourselves, we license certain of our marks to third parties in connection with hotel spa operations. We license our Mandara mark to Minor International PCL, a Thailand-based hotel operator, which operates five Mandara hotel spas in Thailand, five Mandara hotel spas in China and one Mandara hotel spa in each of Mexico, Vietnam, India and Egypt. We license our Bliss mark to Starwood for use in connection with hotel spas at four hotels in the United States and at hotels in Hong Kong, Qatar, Russia and Spain. We license our Remède mark to Starwood for use at six hotels in the United States, two hotels in Mexico and one hotel in each of Indonesia and Singapore.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our hotel spas generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Similar to some of our cruise line agreements, certain of our land-based spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2012, we had guaranteed total minimum payments to owners of our land-based venues of approximately: $7.3 million in 2013, $7.4 million in 2014, $6.2 million in 2015, $4.1 million in 2016, $3.1 million in 2017 and $3.8 million in total thereafter.

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

Massage and Beauty Schools

We operate 12 post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 31 campuses in a total of 14 states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty and skin care. In April 2000, we acquired two post-secondary massage therapy schools with campuses located in Maryland, Pennsylvania and Virginia. In April 2006,

we acquired the assets of the Utah College of Massage Therapy, Inc. ("UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. In August 2008, we acquired the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT"), which operated a post-secondary massage therapy school with a total of three campuses in Connecticut. In November 2011, we acquired the assets of Cortiva, which operated seven schools with a total of 12 campuses located in a total of seven states, including four where we had not operated schools previously. In 2011 and 2012, we opened new campuses in Dallas and Houston, Texas, respectively.

As of February 13, 2013, there were a total of 4,898 students attending our schools.

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

Our schools are operated at facilities leased from third parties for terms ranging from five to 15 years.

Our schools are comprised of 12 "institutions" (the term for an entity recognized by the DOE and the accreditation authorities for regulatory purposes), each of which consists of a main campus and from zero to eight additional locations.

Certain information with respect to our school campuses is set forth below.

School Brand (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSC/COMTA
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS	ACCSC/COMTA
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC (4)	-	ACCSC/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSC/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC (4)	-	ACCSC/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET/COMTA
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT, SC (4)	-	ACCET/COMTA
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET/COMTA
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT, SC (4)	-	ACCET/COMTA
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT, SC (4)	-	ACCET/COMTA
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET/COMTA
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET/COMTA
CCMT	Groton, CT	ccmt.com	2003	2008	MT	-	COMTA
CCMT	Newington, CT	ccmt.com	1980	2008	MT	-	COMTA
CCMT	Westport, CT	ccmt.com	1992	2008	MT	-	COMTA
TCMT	Houston, TX	texasmassage therapy.com	2012	-	MT	_	ACCET/COMTA
TCMT	Richardson, TX	texasmassage therapy.com	2011	-	MT	-	ACCET/COMTA
Cortiva Institute	Wall Township, NJ	cortiva.com	2004	2011	MT	-	COMTA
Cortiva Institute	Hoboken, NJ	cortiva.com	2010	2011	MT	-	ACCSC
Cortiva Institute	Chicago, IL	cortiva.com	1981	2011	MT	-	COMTA
Cortiva Institute	Crystal Lake, IL(5)	cortiva.com	2001	2011	MT	-	COMTA
Cortiva Institute	Woodbridge, IL	cortiva.com	2009	2011	MT	-	COMTA
Cortiva Institute	Watertown, MA	cortiva.com	1974	2011	MT	-	COMTA

Cortiva Institute	Pinellas Park, FL	cortiva.com	1981	2011	MT	-	ACCSC
Cortiva Institute	Seattle, WA	cortiva.com	1974	2011	MT	-	COMTA
Cortiva Institute	Federal Way, WA(6)	cortiva.com	2011	2011	MT	-	COMTA
Cortiva Institute	Tucson, AZ	cortiva.com	1982	2011	MT	-	ACCSC
Cortiva Institute	Scottsdale, AZ	cortiva.com	1981	2011	MT	-	ACCET
Cortiva Institute	King of Prussia, PA	cortiva.com	1982	2011	MT	-	COMTA

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

Ideal Image

On November 1, 2011, we acquired Ideal Image, a leader in the cosmetic healthcare category of laser hair removal, which had a nationwide network of 68 treatment centers (17 operated by franchisees) across 21 states. The purchase price for this acquisition was paid from our existing cash and common shares and through borrowings under our credit facility entered into at the time of the acquisition.

Laser Hair Removal Industry

According to a study of the laser hair removal industry prepared by an independent strategic market consulting firm for Ideal Image in the spring of 2011, (i) the United States market for laser hair removal was estimated to be $1.8 billion, with over five million procedures conducted annually, (ii) nearly half of the market's demand (and 75% of Ideal Image's demand) is derived from a core demographic of women 25-45 years old, (iii) approximately 75% of laser hair removal procedures performed in the United States are conducted outside of a physician's office and (iv) a majority of women, especially those in the above demographic group, are taking action to avoid unwanted hair and more than 45% are seeking some type of professional treatment in a facility outside of their home.

Ideal Image Operations

Ideal Image began its operations with a facility in Tampa, Florida in 2001 and has expanded its operations since then both by opening new centers and acquiring centers that had been operated by its franchisees. Since we acquired Ideal Image, we have opened 29 new Ideal Image centers. Ideal Image's headquarters are located in Tampa.

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

As of February 13, 2013, Ideal Image operated 80 laser hair removal centers in a total of 27 states and franchised the Ideal Image brand to operators of 17 centers in a total of seven states. Most of the Ideal Image facilities are located in shopping centers or Class A retail locations and range in size from 1200 square feet to 4500 square feet and are generally staffed with teams ranging from three to 11 employees.

Each of our Ideal Image centers are staffed with one or more advanced registered nurse practitioners, physician's assistants, and/or registered nurses who provide treatments to our guests. These providers are supervised by medical directors, who are physicians, with whom we contract to oversee one or more of our facilities.

The 17 centers operated by third parties pursuant to franchise agreements license the trademarks of Ideal Image to the franchisees in exchange for an initial fee and weekly royalty fees based on gross sales. The franchise agreements generally also provide for, among other things, (i) terms of ten years, (ii) minimum gross sales requirements, (iii) operational requirements to be adhered to by franchisees to create conformity with the Ideal Image brand, (iv) exclusivity rights for franchisees in specified geographic areas and (v) rights of termination by Ideal Image in certain events.

Certain of those agreements also provide us with the right to buy back the operation from a franchisee under certain circumstances. Of the 80 centers operated by Ideal Image, 43 originally were franchised, but were subsequently bought back by Ideal Image. All of those transactions took place prior to our acquisition of Ideal Image.

Our laser hair removal services are provided at facilities leased from third parties, generally for terms of five to 15 years.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a worldwide provider of spa services and products. To do so, we:

Recruit and Train High Quality Personnel. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding service. We provide spa and laser hair removal services to our guests on a personal basis. We employ individuals who are professional, attentive and able to continue our tradition of catering to the needs of our guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, Southeast Asia, Canada, the Caribbean and continental Europe. Our land-based spa and laser hair removal center staffs are recruited primarily from the regions where the facilities are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care and in the nature, benefits and proper use of our products, as well as in detailed protocols for the applications of our treatments. Our training emphasizes the importance of an individualized and therapeutic experience for our guests.

Utilize Experienced and Empowered Management. Our spa and Ideal Image center operations are supervised at the facility level by experienced managers who implement our philosophy of customer care. Our facility managers are selected based on performance as staff members or appropriate industry experience and receive specialized management training. Managers are granted substantial authority to make day-to-day decisions regarding operations, including those actions necessary to maximize revenues of the facility they manage. Our managers are responsible for efficient scheduling of personnel, inventory management, supervision of sales and marketing, maintenance of required discipline and communication with our senior management. Our facility managers are supported by teams of supervisory personnel in, among others, the areas of quality assurance, training and operations and sales and marketing and ensure the consistency of our representative brand protocols worldwide.

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

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our shipboard and land-based spa personnel individually inform our guests of the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our spa employees to maximize sales of our services and products and train them to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups, wedding groups and other events at the hotels and on board the ships we serve. In addition, we communicate with our current customer base through email, newsletters, catalogs and other direct marketing. We also seek to expand our customer base through e-commerce, online advertising, public relations and social media activities, such as facebook and twitter, and activities and communications through various advertising media. Radio advertising is an important component of Ideal Image's marketing efforts.

In recent years, certain of our products have been used by cruise lines and hotels for in-cabin, or in-room, amenities give-aways under the terms of a license agreement. We also operate spas at the British Airways terminals at John F. Kennedy International Airport in New York and at Heathrow Airport, near London, where services are provided to British Airways first class, Club World (business class) and Gold Executive Club passengers on a complimentary basis. In addition, we provide Elemis amenities in the Club World cabins of British Airways' long-haul flights and sell our products through the British Airways catalogue and via duty free sales offerings on British Airways aircraft. Our Bliss and Remède spa brands also have amenities programs. Under those programs, Starwood arranges for the manufacture of Bliss and Remède amenities under license from us and distributes them in certain W and St. Regis hotels, respectively. We believe that these amenities activities assist us in the marketing of our products.

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

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Hotel Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 13, 2013, we commenced serving 121 new cruise ships brought into service by our cruise line customers. We also believe that the success of our hotel spas could help our growth by encouraging the operators of those hotels to have us provide services at new hotels that they may open or acquire in the future. We believe that our agreement with Starwood relating to Bliss and Remède spas and amenities at W and St. Regis hotels has the potential to strengthen our relationship with that worldwide hospitality entity.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 7.6% from 2008 through 2012 (attributable in part to our acquisition of Bliss). We believe that such growth rate has been adversely impacted by the softening of the economy worldwide and resultant reduced spending by consumers. Our products are sold primarily to our spa guests and through third party, land-based retail and other channels, including at a number of locations of several well-known department store chains in the United States, England, Scotland, Ireland and other countries. Our products also are offered through internet web sites, including our sites www.timetospa.com,  www.timetospa.co.uk,  www.blissworld.com,  www.blisslondon.co.uk  and www.bodyworkmall.com, by telephone, through our Bliss catalog and, increasingly, through the use of TV shopping channels. We have increased our retail product sales through enhanced sales and marketing training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order and e-commerce customers. We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products. We intend to seek additional distribution venues for our products, although we cannot assure you that we will be successful in securing additional venues.

We believe that there is an opportunity to increase our retail product sales from the growth in our customer base resulting from our shipboard and land-based spa operations, as well as through other distribution channels, although we cannot assure you that we will be able to successfully take advantage of this opportunity.

Seek Additional Hotel Spa Opportunities. Many of the hotels we serve are well-known and highly regarded. We believe that our successful affiliation with those hotels, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other hotel operators to consider having us operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time and a recurrence of the more severe aspects of the economic slowdown experienced in recent years may limit the number of hotels seeking to operate spas or otherwise limit opportunities for us to operate land-based spas.

Consider Strategic Transactions and Other Expansion Activities. We consider strategic acquisitions of businesses which we believe are compatible with, or enhance, our current operations. Our acquisitions of Bliss Inc. in December 2009, Onboard in January 2011 and Ideal Image and Cortiva in November 2011 are examples of this type of growth. In addition to adding new brands to our offerings, the Bliss Inc. transaction expanded our relationship with Starwood, including, among other things, providing exposure for our Bliss and Remède products through the amenities programs at certain W and St. Regis hotels. The Onboard acquisition helped increase our market share in the shipboard spa industry. The Ideal Image acquisition allowed us to add a new category to our offerings of beauty treatments and our acquisition of Cortiva broadened the geographic footprint of our education division through the schools of a well-known, respected brand. Another proposed area of growth is through the opening of new Ideal Image centers. Since the completion of the Ideal Image acquisition, we have opened 29 such centers. We will continue to consider strategic alliances or other strategic transactions that management believes would be beneficial to our shareholders.

Capitalize on Growth in Size and Quality of Shipboard Facilities. Most new cruise ships being brought into service offer large spa facilities. Many of these facilities include hydrotherapy treatments and larger fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a greater number of passengers. We often assist cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and in increased revenues to us and the cruise lines. Through the remainder of 2013, we are scheduled to begin serving two new ships with large spa facilities.

Adding New Services and Products. We continually introduce new body and facial services and products. Among other things, in recent years, we have introduced Elemis products intended to reduce the appearance of aging on skin, an Elemis Time for Men product range, shipboard men's barber and grooming services, our teen spa program, teeth whitening, medi-spa services (BOTOX Cosmetic, Dysport, Restylane and Perlane treatments), acupuncture, microdermabrasion, our Jou line of Asian-sourced herbal dietary supplements and laser hair removal. These services and products are offered on board many of the ships we serve, as well as at one of our day spas.

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

Adding Existing Services to Additional Venues. We believe that certain of the existing venues for our services and products may have the potential to serve as venues for the sales of additional services and products of ours. For example, we commenced providing Ideal Image services on one of the cruise ships that we served during 2012, and at our Elemis day spa in Coral Gables, Florida in January 2013.

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

Shipboard Spas. Cruise lines are continually providing larger spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 13, 2013, 119 of the ships we served had large spa facilities. We expect to serve an additional two new ships with large spa facilities that are anticipated to begin service later in 2013. These spas provide larger fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2012, our average weekly revenues on ships with large spas were approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 13, 2013, we operated fitness facilities on 154 of the ships we serve and at ten of our hotel spas. Fitness facilities typically include strength equipment, cardiovascular equipment (including treadmills, elliptical machines, exercise bicycles and rowing and stair machines) and facilities and equipment for fitness classes, including yoga, Pilates, cycling and aerobics. On ships where we offer fitness services, we provide from one to three fitness instructors, depending on ship size. At certain of our land-based spas, we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as body composition analysis and personal training and personal nutritional and dietary advice. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our land-based spas.

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

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our land-based spas generally operate daily for similar numbers of hours, though opening and closing times vary. Our Ideal Image facilities are generally open Tuesday through Friday from 10:00 a.m. to 7:00 p.m. and Saturday from 9:00 a.m. to 2:00 p.m.

Products

We sell high quality personal care products for men, women and teenagers on board the ships we serve, at our land-based spas, at our Ideal Image facilities, through department stores, through other third party retail outlets and distributors, as well as through salons and our websites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com. We have also sold our products through the QVC home shopping television channel.

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

In recent years, we began selling our premium quality Elemis products in dedicated areas in the cosmetics sections of an increasing number of locations of several well-known department store chains in the United States, United Kingdom, Scotland, Ireland and other countries. We intend to seek additional distribution channels for our Elemis products, although we cannot assure you that we will be successful in opening additional venues. Bliss products also have been sold in respected department store chains in the United States and England for a number of years.

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

Students trained at our United States massage and beauty schools may be employed by us at certain of our spas.

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

We believe that the relaxing and therapeutic nature of our services, our experience, the training we provide our staff, the positive brand recognition and the quality of our services and products, are our strongest assets in competing in the shipboard and land-based spa areas of our business.

The post-secondary education market is highly competitive. Our schools compete with national and local providers of similar education in the states in which they are located and elsewhere in the United States. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition rates than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. In addition, some of our competitors offer courses similar to ours and it is not difficult for our competitors to modify their course offerings to offer programs similar to ours. The offering of such courses increases the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Everest College, Anthem Education and Southeastern College, as well as certain single-market schools located in the respective vicinities of our schools. We believe that the positive name recognition of our school brands, and our strong reputation in the industry, are our strongest assets in competing in this area of our business.

There are many competitors in the beauty products industry. Our product sales on ships and on land compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, a number of competitors sell their products in close proximity to our product offerings. Competitors of our respective brands include, among others, Clarins, Dermalogica, DeCleor, Kiehl's and Philosophy. We believe that our positive brand recognition and the quality of our products are our strongest assets in competing in this area of our business.

The laser hair removal services industry is highly competitive with many competitors through the United States, including physicians in single and multi-specialty practices, medical spas and independent cosmetic hair removal businesses. Some of those competitors solely offer laser hair removal services (including competitors who charge less for laser hair removal than we do) and others offer alternative hair removal services which are less expensive than laser procedures, including waxing and electrolysis. Ideal Image's largest direct competitors are Sona Medspa International, Inc. and American Laser Skincare. We believe that the quality and training of our service providers are our strongest assets in competing in this area of our business.

Seasonality

A significant portion of our revenues are generated from our cruise ship spa operations.  Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally, the third quarter and holiday periods result in our highest revenue yields. Historically, Ideal Image has experienced lower demand during the third quarter. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period. Operating costs do not fluctuate as significantly on a quarterly basis, except for school admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollment.

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

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one United States-based ship, which is subject to United States law) and land-based staff. New rules under the Maritime Labour Convention 2006 add requirements as to the hiring, training and hours of work and compensation of shipboard employees. These rules will become effective in August 2013 and will significantly increase our expenses associated with our shipboard employees.

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

Schools

Our massage and beauty schools are subject to extensive regulation by federal and state authorities and by accrediting agencies recognized by the DOE. The majority of our students rely on federal student financial assistance received under the Title IV Programs to help pay for the cost of their education. In order to provide eligible students with access to the Title IV Program funds, our schools must be eligible to participate in those programs. Among other things, in order to participate in the Title IV Programs, each school must be accredited by an accrediting agency recognized by the DOE, legally authorized to provide postsecondary educational programs in the state in which it is physically located, and certified by the DOE as part of an eligible institution. These approvals, accreditations, and certifications must typically be renewed from time-to-time with the applicable agencies. The DOE defines an eligible institution as consisting of a main campus and its additional locations, if any. The DOE has certified all twelve of our institutions (including all 31 of our campuses) as eligible to participate in the Title IV Programs. For DOE purposes, our 31 campuses comprise 12 main campuses and 19 additional locations. The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Accordingly, all seven of the institutions we acquired from Cortiva (comprising 12 campuses) are provisionally certified by the DOE because our acquisition of the institutions constituted a change in ownership resulting in a change of control. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution and may subject the institution to heightened scrutiny by the DOE. However, provisional certification does not otherwise limit an institution's access to Title IV funds.

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

Regulatory Review. Our schools are subject to audits or program compliance reviews by the DOE, its Office of Inspector General, and state and accrediting agencies. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA, the DOE's regulations, state laws or regulations, or accrediting agency standards, that institution could be subject to loss of eligibility to participate in the Title IV Programs, loss of state licensure or accreditation, monetary liabilities with respect to funds determined to have been improperly disbursed, fines or other sanctions. Although we endeavor to comply with all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the DOE or other agencies, or upon judicial review.

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

The implementation of the new DOE regulations has adversely affected the results of operations of our schools and has required us to change certain of our business practices and to incur costs of compliance associated with developing and implementing changes in operations.  The new DOE regulations have affected our student recruitment and enrollment by, among other things, reducing the financial aid or government sponsored loan amounts a student can receive and adversely impacting our ability to compensate certain employees, and such regulations may have other material effects on our schools business, including limiting our ability to grow that business.

Gainful Employment Rules. In June 2011, the DOE issued additional final rules regarding gainful employment by program graduates in a recognized occupation, which rules require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV Program funding ("Gainful Employment regulations"). The Gainful Employment regulations were scheduled to take effect on July 1, 2012. Under the Gainful Employment regulations, each program would be required to achieve threshold rates in three debt measure categories related to annual loan repayment rates, an annual debt-to-annual earnings ratio and an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions.  For any program that fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the Gainful Employment Regulations would require the institution, among other requirements, to disclose the amount by which the program missed the threshold rates and the institution's plan to improve the program.  If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the Gainful Employment Regulations would require the institution, among other things, to warn students in the failing program that they should expect difficulty in repayment of their loans, disclose the options available to the student if the program loses eligibility for Title IV Program funds and disclose resources available to research other educational options and compare programs costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program would lose its Title IV eligibility for a period of at least three years. The Gainful Employment regulations also prescribed certain disclosure and reporting requirements.

On June 30, 2012, the United States District Court for the District of Columbia vacated most of the Gainful Employment regulations and remanded those regulations to the DOE for further action. On July 6, 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with the requirements to disclose certain information about gainful employment educational programs. The Court's decision is subject to further judicial review and could be modified or reversed. The DOE could attempt to issue new gainful employment regulations. We cannot predict what actions the DOE will take in response to the Court's decision, when the DOE would take those actions, how long those actions would take, or whether those actions will result in reinstated or new regulations, or in new interpretations of existing regulations.

The 90/10 Rule. Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in the Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from the Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs. Certain HEA-related relief from the 90/10 Rule expired on July 1, 2011. Since the expiration of such relief, we have experienced adverse effects on our ability to comply with this rule and may experience an increase to such adverse effects on our ability to comply with this rule in the future. Moreover, if Congress or the DOE were to modify the 90/10 rule by lowering the 90% threshold, counting other federal funds in the same manner as Title IV funds in the 90/10 calculation, or otherwise amending the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), these or other changes to the 90/10 Rule could adversely affect our ability to the comply with the 90/10 Rule.

The Incentive Compensation Rule. Schools participating in the Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The New DOE Regulations that took effect on July 1, 2011 eliminated all 12 safe harbors under the prior rule and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future. We cannot predict how the DOE will interpret the rule, but, in any event, we have had to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications have affected our ability to appropriately compensate and retain our admissions representatives and other officers and employees, and adversely affected our enrollments, each of which has had a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions.

Cohort Default Rate. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment of a loan during the fiscal year and default on the loan on or before the end of the next fiscal year. An institution may lose its eligibility to participate in some or all of the Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the DOE. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

Under recent changes to the HEA, the DOE will begin calculating "3-year" cohort default rates beginning with the rate for the 2009 fiscal year. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of fiscal year or the subsequent two fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.

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

Administrative Capability Requirements. Regulations of the DOE specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in the Title IV Programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations, have capable and sufficient personnel to administer the Title IV Programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students and submit all reports and financial statements required by the regulations. If an institution fails to satisfy any of these criteria, or to comply with other DOE requirements, the DOE may require the repayment of federal student financial aid funds, transfer the institution from the advance system of payment of the Title IV Program funds to the cash monitoring or reimbursement method of payment, place the institution on provisional certification status or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in the Title IV Programs.

Return of Title IV Funds. Institutions that receive the Title IV Program funds must follow requirements that ensure the return to the Title IV Programs of all unearned funds of a student who withdraws from a program, as calculated under a methodology prescribed by the DOE. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the DOE and may be required to submit a letter of credit.

Legislative and Regulatory Action. The Title IV Programs, under which most of our schools' students receive federal student financial assistance, are subject to political and budgetary considerations. The HEA, which authorizes the Title IV Programs, is subject to reauthorization and was last reauthorized through September 30, 2014, but is subject to amendment at any time by Congress. In addition, funding is subject to annual appropriations bills and other laws. Administration of these programs is periodically reviewed by various regulatory agencies. Accordingly, there is no assurance that funding for the Title IV Programs will be maintained at current levels. In addition, the DOE could take regulatory actions that could require us to adjust our practices or could limit or impact our Title IV eligibility. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on our results of operations and financial condition of our schools because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV Program funds.

In December 2011, the Consolidated Appropriations Act, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate. As a result, many of these students who would have qualified to receive Title IV Program funds as "ability-to-benefit" students will not be eligible for Title IV Program assistance under the new law and may be unable to enroll in our institutions without the ability to qualify for Title IV Program funds. The inability of these "ability-to-benefit" students to enroll in our institutions has adversely affected our schools' results of operations and financial condition.

State Authorization Agencies. Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. Our schools also must be legally authorized to offer postsecondary educational programs of instruction in the states in which they are located in order to participate in the Title IV Programs. State laws vary from state to state, but generally establish standards for faculty qualifications, location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment, and other operational and administrative procedures. Any failure of one of our United States schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for the Title IV Programs.

The New DOE Regulations amended the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE has stated that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the DOE will interpret these requirements in each state. Therefore, although we have endeavored to comply with these new regulations, we cannot guarantee that our interpretation of the relevant regulations will be upheld by the DOE or other agencies, or upon judicial review.

In addition, the New DOE Regulations require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. On June 5, 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the new state authorization regulation with respect to distance education. The matter remains pending and its outcome cannot be predicted with certainty. The Department subsequently issued a Dear Colleague Letter acknowledging the court' decision and stating that the Department would not enforce the requirements of the regulation and commenting the institutions continue to be responsible for complying with all state laws as they relate to distance education.

Accreditation. Each institution must be accredited by an accrediting agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies examine the academic quality of the institution's instructional programs as well as other aspects of its operations such as administrative and financial operations. Accrediting agencies must adopt specific standards in connection with their review of post-secondary educational institutions to be recognized by the DOE. All of our schools are institutionally accredited by an accrediting agency recognized by the DOE. The DOE relies on the determinations of accrediting agencies as to whether an institution's programs are of sufficient quality for participation in the Title IV Programs. In addition, a number of our schools have specialized programmatic accreditation for particular educational programs.

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

Employees

As of February 13, 2013, Steiner Leisure had a total of 7,144 employees. Of that number, 4,644 worked in spa operations, 1,769 represented management and sales personnel and support staff, 386 were involved in teaching at our massage and beauty schools, 203 represented medical professional employees of Ideal Image, 48 were involved in the bottling, distributing, warehousing and shipping of our beauty products, 74 were involved in the recruiting and training of spa personnel and 20 were involved in the training of Ideal Image medical professional employees. Shipboard employees typically are employed under agreements with fixed terms, generally of nine months. We have one manager on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our land-based spas and schools generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts. Our land-based spa therapists are generally paid on a commission basis. Land-based spa managers receive a salary, plus bonuses, if appropriate, based on various criteria. Our Ideal Image medical professional employees are compensated based on the number of hours they work. A small number of our employees (all at a Bliss spa in New York City) are covered by a collective bargaining agreement. None of our other employees are covered by a collective bargaining agreement. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	70	Chairman of the Board
Leonard I. Fluxman	54	President and Chief Executive Officer and a Director
Robert C. Boehm	58	Executive Vice President and General Counsel
Bruce Fabel	49	President of Ideal Image Development, Inc.
Glenn J. Fusfield	50	President and Chief Operating Officer of Steiner Transocean Limited
Sean C. Harrington	46	Managing Director of Elemis Limited
Michael Indursky	52	President - Bliss World Holdings, Inc.
Robert H. Lazar	49	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	49	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	56	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	62	Senior Vice President and Chief Operating Officer of Mandara Spa LLC
Robert Schaverien	48	Managing Director of Steiner Training Limited

Clive E. Warshaw has served as our Chairman of the Board since November 1995. From November 1995 to December 2001, Mr. Warshaw also served as our Chief Executive Officer. In 1982, Mr. Warshaw joined Steiner Group Limited, a predecessor of ours that operated hair and beauty salons in the United Kingdom, as well as spas on cruise ships, subsequently known, prior to its dissolution, as STGR Limited ("Steiner Group"). He served as the senior officer of the Maritime Division of Steiner Group from 1987 until November 1995. Mr. Warshaw is a resident of The Bahamas. Mr. Warshaw is the husband of Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of one of our subsidiaries, and, until November 2012, was the father-in-law of Robert Schaverien.

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

Bruce Fabel has served as President of our Ideal Image Development, Inc. subsidiary since December 2012. Prior to joining us, Mr. Fabel founded and led Vision Quest Consulting, which provided retail, leisure, healthy lifestyle, design and business leadership consulting services, from January 2003 until December 2012. From January 1999 through December 2002, Mr. Fabel served as Chief Operating Officer GameWorks, a Universal Studios company. From December 1996 through January 1999, Mr. Fabel served as Executive Vice President, Global Retail for Calvin Klein, Inc. Mr. Fabel served as Vice President, Global Retail of Nike Inc. from November 1994 to December 1996. Mr. Fabel was with Warner Bros Studios for five years, serving as Vice President Retail Development from January 1989 until November 1994.

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

Bruce M. Pine has served as Senior Vice President and Chief Operating Officer of our Mandara Spa LLC subsidiary ("Mandara LLC") since January 2012, in which capacity Mr. Pine oversees our hotel spas and day spas in the United States, the Caribbean, the Pacific and Mexico. From January 2006 until December 2011, he served as Senior Vice President of Resort Operations of Mandara LLC. Mr. Pine serviced as Vice President of Hotel Operations for the Mohegan Sun Hotel and Casino in Uncasville, Connecticut (where we operate a luxury spa) from November 2001 until January 2006. From April 1998 until April 2001, Mr. Pine worked for Hotel Information Systems, a hospitality software solution provider based in Irvine, California, in various capacities, including Vice President of Worldwide Sales. Prior to that time, Mr. Pine worked for more than 20 years in various capacities in the hotel industry in New York City and other locations.

Robert Schaverien has served as Managing Director of Steiner Training Limited since October 1999. In that capacity, he is responsible for recruitment and training for our shipboard employees. From May 1996 until October 1999 he served as a Sales Director for our Elemis Limited subsidiary. From February 1992 until April 1996, Mr. Schaverien served as Managing Director of Steiner Group. Prior to joining Steiner Group, Mr. Schaverien worked with British Petroleum in a sales and marketing capacity from 1989 until 1991. Until November 2012, Mr. Schaverien was the son-in-law of Clive Warshaw and Michèle Steiner Warshaw.

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

We Depend on Our Agreements with Cruise Lines and Land-Based Spas; if These Agreements Terminate, Our Business Would be Harmed

A significant portion of our revenues are generated from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately two years as of February 13, 2013. As of that date, cruise line agreements that expire within one year covered 44 of the 156 ships served by us. These 44 ships accounted for approximately 15.0% of our 2012 revenues. We cannot assure you that any of these agreements will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and land-based venues increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 13, 2013, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to nine ships, we are operating without written agreements. These 13 ships (which are included in the 44 ships referenced above) accounted for three percent of our 2012 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

We Depend on the Cruise Industry and Their Risks are Risks to Us

A significant portion of our revenues are generated from cruise ship passengers. Therefore, the ability of the cruise industry to attract passengers is critical to our results of operations and financial condition. The cruise industry is subject to significant risks that could affect our results of operations and financial condition.

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

The weakened United States and other world economies in recent years, including the impact on consumers of high fuel costs and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on cruise vacations and our services and products. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. These conditions adversely affected our results of operations during 2009. Since 2010, though discretionary spending of passengers on certain cruise lines appears to have increased, the continuing economic challenges affecting a number of European countries have also adversely affected the discretionary spending of Europe-based cruise customers and potential customers. The recurrence, continuation or worsening of the more severe aspects of these challenging economic conditions, as well as the continuation of increased fuel costs experienced in early 2011 and early 2012, could have a material adverse effect on the cruise industry and also could have a material adverse effect on our results of operations and financial condition for 2013 and thereafter during any such recurrence, continuation or worsening.

The continuing challenging economic conditions of recent years and the recurrence or worsening of the more severe aspects of these conditions, as well as the related disruptions to capital and credit markets, also could have an adverse effect on the cruise industry by, among other things, limiting the ability of cruise lines to refurbish and repair existing ships and introduce new ships in the future.

Despite the general historic trend of growth in the volume of cruise passengers, in 2013 and future years, the economic environment worldwide could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant and/or continuing decrease in passenger volume could have a material adverse effect on our results of operations and financial condition.

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

Accidents and other incidents involving cruise ships can materially adversely affect the cruise industry as well as our results of operations and financial condition. In January 2012, Costa Concordia, a cruise ship owned and operated by Costa, a cruise line that we serve, grounded off the coast of Isola del Giglio, Italy, sustained significant damage and did not resume service. There were a number of casualties. In February 2012, another Costa vessel experienced a fire which caused it to be temporarily immobilized. In February 2013, a fire on the Carnival Triumph resulted in the vessel being immobilized for a number of days off the coast of Mexico. Among other things, accidents such as these reduce our revenues and increase the costs of our maritime-related insurance. In addition, these types of accidents can adversely affect consumer demand for cruise vacations.

Other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could also materially adversely impact the cruise industry. For example, in the past, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of a cruise pier facility. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship, including an outbreak in February 2012. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, attempted pirate attacks, violence and other crimes (including a recent robbery in Mexico involving cruise passengers on a land excursion), passenger accidents, disappearances and assaults, fatalities from shore excursion activities, shipboard fires and other incidents have brought adverse publicity to the travel industry, including the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our results of operations and financial condition.

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

Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service for non-routine maintenance and repairs as a result of damage from an accident or otherwise, such as the Costa Concordia and Carnival Triumph incidents. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of our total revenues in 2012, 2011 and 2010, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we began serving again in October 2010), Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn Cruise Lines): 25.7%, 29.9 and 29.3% and Royal Caribbean (including Royal Caribbean, Celebrity, Pullmantur and Azamara cruise lines): 14.8%, 16.7% and 17.3%. These companies also accounted for 128 of the 156 ships served by us as of February 13, 2013. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition.

Adverse Effect of Current Economic Weakness

As reflected with more specificity elsewhere in these Risk Factors, we believe that the economic slowdown experienced in recent years, including a significant reduction in consumer spending and related disruptions to capital and credit markets in North America and elsewhere have, among other things, adversely effected the discretionary spending of passengers on cruise ships and customers at our land-based venues and have reduced consumer demand for our services and products. While economic conditions showed some improvement since 2010, a number of European countries have continued to experience adverse economic conditions related to, among other things, unpaid debt obligations of certain European countries. These conditions have adversely affected our results of operations in recent years. A continuation or worsening of the more severe aspects of these conditions and/or increases in fuel costs as periodically experienced in recent years could adversely impact our results of operations and financial condition.

The Success of Our Hotel Spas Depends on the Hospitality Industry

As of February 13, 2013, our hotel spa operations are conducted at 66 land-based venues located in a total of 17 countries, plus one Untied States territory. We are dependent on the hospitality industry for the success of our hotel spas. To the extent that consumers do not choose to stay at venues where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the hotels where we have operations. The economic slowdown experienced in recent years, has resulted in reduced hotel occupancy rates, including at many of the hotels where we operate spas. The recurrence of the more severe aspects of these challenging economic conditions, as well as the continuation of the increased fuel costs experienced in early 2012, could have a material adverse effect on the hospitality industry and also could have a material adverse effect on our results of operations and financial condition. Lower hotel occupancy has a direct, adverse effect on the number of hotel guests that purchase our spa services and products at those venues. Continuation of lower occupancy rates at the hotels we serve could have a material adverse effect on our results of operations and financial condition. The following are other risks related to the hospitality industry:

  changes in the national, regional and local conditions (including major national or international terrorist attacks, armed hostilities or other significant adverse events, including an oversupply of hotel properties, or a reduction in demand for hotel rooms);

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

Risks Related to Acquisitions and Expansion

One of the ways that we have grown our business has been through acquisitions of existing businesses, including, in the last few years, the acquisitions of Bliss Inc., Onboard, Ideal Image and Cortiva. Acquisitions have represented a significant amount of our growth in the past. We will continue to consider strategic acquisitions of existing businesses that are compatible with or enhance our existing operations. Any such acquisitions would be subject to various risks, including, without limitation, the risk that we will not be able to operate a business as successfully as it was operated prior to its acquisition, the risks associated with investing financial and other of our resources in effectuating an acquisition that may not be ultimately beneficial to the Company, the risk that the purchase price we pay for an acquisition does not, in fact, represent a fair price for the transaction, the possible loss of key employees, vendors or customer relationships of acquired entities and the risk that we may not be able to successfully integrate any new business that we acquire into our then existing operations.

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

With respect to our schools' operations, acquisitions involve regulatory risks, as described below. In addition, we may also consider expanding through the creation of new schools or the establishment of branches in new locations of one or more of our existing schools, such as we recently did with the opening of our Richardson and Houston campuses as branches of UCMT. Generally, establishing new schools or new branch campuses of our existing schools involve a significant amount of financial and other resources of the Company. Despite any such investment of funds and other resources, we cannot assure you that any new school or branch campus that we may establish in the future would be successful. The acquisition of new schools, or the establishment of new schools or new branch campuses, require us to obtain approvals of the DOE and the applicable state licensing agencies and accrediting agencies and are subject to the applicable limitations and requirements of those agencies. Depending on the situation, we may be required to obtain the required approvals before or after the acquisition or establishment of new schools or new branches. We cannot assure you that we would receive these approvals on a timely basis or at all.

We Depend on a Limited Number of Product and Equipment Manufacturers

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, Remède, Laboratoire Remède, Mandara Spa, Mandara and Jou brands. Many of our products are produced for us by premier United States and European manufacturers. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could adversely impact our results of operations and financial condition.

Ideal Image depends on a single manufacturer as the source of its laser hair removal equipment. Ideal Image does not have an agreement with this manufacturer which would require the manufacturer to continue providing these devices to Ideal Image. If Ideal Image were unable to continue to acquire this equipment from this manufacturer, Ideal Image would be required to seek another manufacturer of these devices or a manufacturer of alternative devices and we cannot assure you that the devices we currently use or equivalent devices would be available at prices that are economically beneficial to us or otherwise. Any lack of availability for more than a brief period of time of the equipment we use to provide our laser hair removal services could adversely impact our results of operations and financial condition.

We Depend on Our Distribution and Warehouse Facilities

We operate two distribution facilities, one of which is located in the United Kingdom and the other in the United States. Our United States facility is located in Florida, where destructive hurricanes often occur, resulting in damage to businesses or the closing of businesses for, sometimes, extended periods of time. We also utilize distribution facilities operated by third parties, with respect to the operation of which we have no day to day control. While we have insurance to cover losses to our products, if our inventory stored at these facilities suffered any loss or damage due to fire, adverse weather or other hazard, our business could be adversely affected as a result of such loss or damage due to any resulting inability of ours to timely fulfill our product delivery commitments.

Ideal Image utilizes third party warehouse facilities to house its customized equipment and furniture until they are installed in Ideal Image's new centers. Ideal Image has no control over the operations of such warehouse facilities, including over safety precautions taken at such facilities. Destruction or damage to such warehouse facilities could cause destruction or damage to this property of Ideal Image. Such destruction could delay the opening of new Ideal Image centers, which could have an adverse impact on our results of operations and financial condition.

We Depend on Our Third Party Product Distribution Channels

We sell our products through a variety of third party channels. Factors that adversely impact our distribution channels' businesses also may have an adverse impact on our results of operations and financial condition. These factors may include, among others, the following:

  credit risks associated with the financial condition of our product distributors and retail channels;

  the effects of consolidation or weakness in the retail industry, including the closure of stores; and

  inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment to cosmetics.

In addition, a significant amount of Bliss products are sold through one retail chain in the United States. The termination of our arrangement with that retailer to sell Bliss brand products could have an adverse impact on our results of operations and financial condition. Our Bliss and Remède amenities program at Starwood helps our brand awareness for these products. The termination of that agreement could adversely affect the growth of the name recognition for those products and, accordingly, could adversely affect sales growth for those lines.

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world and our land-based spas are located in a variety of countries. These waters and countries include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. In recent years, cruise ships, including those we serve, have experienced attempted pirate attacks off the coast of Africa. In addition, our hotel spa operations in Asia have been adversely affected by terrorist bombings. In Mexico, where cruise ships we serve visit and where we operate land-based spas, drug-related violence has taken place in recent years. Political unrest in areas where we operate spas also has adversely affected our operations and continued political unrest in the Middle East has adversely affected the travel industry in that region. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Owners of Our Land-Based Venues

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2012, these payments are required by cruise line agreements covering a total of 89 ships served by us and by 28 of the agreements for our land-based spas.

As of December 31, 2012, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately $94.1 million in 2013 and $7.8 million in 2014. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. The amounts set forth for the years after 2013 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated. In general, we have experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2012, we guaranteed total minimum payments to owners of our land-based venues of approximately: $7.3 million in 2013, $7.4 million in 2014, $6.2 million in 2015, $4.1 million in 2016, $3.1 million in 2017 and $3.8 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Land-Based Venues We Serve

Our revenues from our shipboard guests and guests at our land-based spas can only be generated if the ships and land-based venues we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, one of the hotels where we operate a luxury spa filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. The Maldives recently ordered all hotel spas to cease operation, although that order was soon rescinded. We cannot be assured of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of spa facilities) or cruise lines that we serve, particularly in the event of a recurrence of the more severe aspects of the economic slowdown experienced in recent years. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate, our results of operations and financial condition could be adversely affected.

Delays in New Ship Introductions Could Slow our Growth

Our growth depends, in part, on our serving new cruise ships brought into service. A number of cruise lines we serve have experienced in the past, and could experience in the future, delays in bringing new ships into service. In addition, there is a limited number of shipyards in the world capable of constructing large cruise ships in accordance with the standards of major cruise lines. This also may contribute to delays in new ship construction. Such delays could slow our growth and have an adverse impact on our results of operations and financial condition.

High Fuel Costs or Other Increased Costs Could Adversely Impact our Financial Results

In addition to the adverse effects on consumers of high fuel costs described above, higher fuel costs adversely affect us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as those experienced in recent years, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we utilized. Increased transportation costs associated with increased fuel costs also add to the costs of delivery of our products to the ships we serve and other destinations. Higher fuel charges also increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our land-based spas and also increase the cost of utilities at our land-based spas. Recurrence or continuation of increasing high fuel costs would likely cause these transportation costs to correspondingly increase. Extended periods of increased airfares could adversely impact our results of operations and financial condition.

Increases in prices of other commodities utilized by us in our business also could adversely affect us. For example, in recent years, as a result of increases in the cost of cotton, the cost to us of linens and uniforms utilized in our operations has increased. A continuing increase in these costs or similar costs applicable to our operations could adversely impact our results of operations and financial condition.

We Depend on Our Key Officers and Qualified Employees

Our continued success depends to a significant extent on our senior executive officers, including Clive E. Warshaw, Chairman of the Board, Leonard I. Fluxman, President and Chief Executive Officer, and our other senior executives. The loss of services of any of these persons or other key management personnel could have a material adverse effect on our business. We have key person life insurance policies with respect to Mr. Fluxman and Glenn Fusfield, President and Chief Operating Officer of Steiner Transocean Limited, but not Mr. Warshaw or any of our other executive officers.

Our continued success also is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based spa and Ideal Image employees generally are employed without contracts, on an at-will basis. Other providers of shipboard spa services compete with us for shipboard personnel. We also compete with land-based spas and other employers for our shipboard and land-based spa and Ideal Image personnel. We cannot guarantee that we will be able to continue to attract a sufficient number of applicants possessing the requisite training and skills necessary for conducting our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products could adversely impact our results of operations and financial condition. In addition, in recent years, the immigration approval process in the United States proceeds at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

Almost all of our shipboard personnel come from jurisdictions outside the United States. Our ability to obtain non-United States shipboard employees is subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by evolving regulatory requirements and/or our inability to enter into an acceptable agreement with the applicable local employment company.

A small number of Bliss employees at a spa in New York City are subject to a collective bargaining agreement. In addition, we continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. While no groups of employees at any of our other operations have commenced similar organizational activities. We cannot guarantee that our other employees will remain non-unionized. Collective bargaining agreements may require us to negotiate wages, salaries, benefits and other terms with one or more groups of our employees collectively, through a union representative, and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

In addition, the various jurisdictions where we operate our spas and Ideal Image centers have their own licensing or similar requirements applicable to our employees, which could affect our ability to open new spas or Ideal Image centers on a timely basis or adequately staff existing spas and Ideal Image centers. The ship we serve that is United States-based also is subject to United States labor law requirements that can result in delays in obtaining adequate staffing.

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

Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas or other income tax, except as set forth below. Our United States subsidiaries are subject to United States federal income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, are subject to a 30% United States withholding tax. Other than as described below, we believe that none of the income generated by our non-United States subsidiaries should be effectively connected with the conduct of a trade or business in the United States and, accordingly, that such income should not be subject to United States federal income tax.

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

A CFC is any foreign corporation if more than 50% of the (i) total combined voting power of all classes of stock entitled to vote or (ii) the total value of the stock of such corporation is owned or considered as owned by "United States shareholders" on any day during the taxable year of such corporation. A United States shareholder, generally, means a "United States person" who owns or is considered to own ten percent or more of the total combined voting power of the stock entitled to vote of such corporation. A "United States person" is a citizen or resident of the United States, a domestic partnership, a domestic corporation, any domestic estate and a trust over which a United States court is able to exercise administrative supervision and over which one or more United States persons have authority to control all substantial decisions. We believe that Steiner Transocean should not be characterized as a CFC.

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

Our land-based operations, the income from which is generally taxable, have significantly increased and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities). To the extent that we are able to effectively implement this strategy, the amount of our income that is subject to tax would significantly increase.

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

If we are unable to compete effectively in one or more areas of our operations, our results of operations and financial condition could be adversely affected.

Risks of Non-United States Operations

A total of four of our hotel spa operations are located on the Indonesian island of Bali, which, along with the Indonesian capital of Jakarta, has been the site of terrorist attacks. In 2012, the Maldives experienced general political unrest and spas (including those operated by us) were temporarily ordered closed. Indonesia and other countries where we currently or may in the future operate spas have in the past experienced, and may in the future experience, adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. Such adverse developments, among other things, could limit visitors to our spas and prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our results of operations and financial condition.

Certain locations in Asia where we operate spas lack a local workforce with adequate training. Bringing in trained spa employees from elsewhere is sometimes difficult due to applicable immigration rules.

Severe Weather Can Disrupt Our Operations

We operate spas in the Caribbean, the Pacific, Mexico and Asia and other locations which have in the past, and may in the future, be subject to severe weather conditions, including hurricanes, earthquakes and other destructive storms. In addition, hurricane conditions caused us to temporarily close certain of our North American spas during 2011. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations could materially adversely affect our results of operations and financial condition.

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

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

We have been required, in connection with a number of our hotel spa agreements, to incur the cost of the build-out of all or a portion of the hotel spa facilities in amounts up to $21.8 million (including an advance of $6.2 million to cover construction costs), including, most recently, $5.2 million for the spa at the Tropicana Las Vegas Hotel and Casino. Any spas we may wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We also cannot assure you that any such investment will yield a beneficial return to us.

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

Risks Relating to Build-out and Opening of Our Land-Based Facilities

In connection with new land-based spas we may seek to operate in the future, we may wish, or be required, to build out all or a portion of the spa's facilities at our own expense as described in the immediately preceding section. Such build-outs involve risks to us, including the following:

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

The construction and bankruptcy risks related to spa venue owners are also applicable to the build-out and openings of our new schools and Ideal Image centers that we propose to operate. In addition, the regulatory approvals required for our schools and the need to recruit for appropriately licensed personnel for our Ideal Image centers could also cause delays in proposed and announced opening dates for these facilities.

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

Risks Related to Student Enrollment and Retention and Faculty Retention at Our Schools

In order for our schools to be successful, we must enroll and retain students at rates which would support such success. While we use a variety of means to market our schools to prospective students, among other things, the competition for students among schools similar to ours and other types of post-secondary schools is intense. The failure to maintain student enrollment and retention rates at sufficient levels could adversely affect the results of operations and financial condition of our schools. The new DOE Regulations regarding incentive compensation have had, and are expected to continue to have, an adverse effect on student enrollments and could have an adverse effect on student retention.

The continued tightening of credit markets have resulted in some providers of loans ceasing to provide loans to students or reducing the availability and attractiveness of loans to students, including high credit risk individuals who would not otherwise be eligible for credit-based loans. To the extent that significant student loan providers continue to further restrict or cease their student lending activities, our results of operations and financial condition could be materially adversely affected. In addition, if prospective students of ours consist, to a significantly greater extent than our current student body, of higher credit risk individuals, those students could have difficulty obtaining financing for their tuition payments to us and this could materially adversely affect our results of operations and financial condition.

We offer payment plans to help students pay that portion of their education expense not covered by financial aid programs, including plans under which these balances are unsecured and not guaranteed. As a result of the New DOE Regulations and a reduction in the availability of other financing alternatives for our students, the number of our students utilizing these payment plans has increased. Losses related to unpaid student balances could have a material adverse effect on the results of operations and financial condition of our schools. We are required to comply with federal and state laws applicable to payment plans and are subject to oversight and enforcement.

The success of our schools also depends on our ability to attract and retain sufficient numbers of faculty members with appropriate qualifications and experience, and we can provide no assurance that we will be able to retain such faculty when, and in the locations, needed.

High Interest Rates Could Adversely Affect Our Ability to Attract and Retain Students

Any future increases in interest rates result in a corresponding increase in the cost to some of our existing and prospective students of financing their education. This could result in a reduction in the number of students attending our schools and could adversely affect our schools' results of operations and financial condition. Higher interest rates also could contribute to higher default rates with respect to our students' repayment of loans. Higher default rates may, in turn, adversely impact the eligibility of a school to participate in the Title IV Programs and/or the willingness of private lenders to make private loan programs available to students who attend certain schools, which could result in a reduction in the number of students attending those schools.

Risks to our Schools Operations Related to Weather

Five of our campuses are located in Florida, which, from time to time, experiences severe hurricanes. Such hurricanes cause businesses in that state, including some of our campuses, to close for varying periods of time. We also have campuses located in Colorado, Connecticut, Illinois, Maryland, Massachusetts, New Jersey, Pennsylvania, Utah, Virginia and Washington. In the fall of 2012, our Hoboken, New Jersey campus was closed for approximately a month as a result of Hurricane Sandy and in almost every year during the winter months, including days in January, February and March 2013, one or more campuses are impacted to some extent by heavy snow and/or other severe weather conditions, resulting in closures of campuses from time to time. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools, some of our campuses could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools. Prolonged closings of our schools due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students.

Impact of a Protracted Economic Slowdown on Our Schools

We believe that many students pursue post-secondary education to be more competitive in the job market. A continuation of the economic slowdown could further decrease job prospects, placement rates and the willingness of students to incur loans to pay for post-secondary education, which could have a material adverse effect on the results of operations and financial condition of our schools, as enrollment would suffer. The economic slowdown can also adversely affect the ability of our students to repay their student loans. This would hurt us because default rates on government insured loans are a criterion to be met to maintain our eligibility to participate in the Title IV Programs and defaults on loans directly from us to students reduce our revenues.

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

Consequently, each of our schools is subject to the extensive requirements of the HEA and the regulations promulgated by the DOE, as well as to the separate requirements of its respective state licensing and accrediting agencies.  These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure.  Any failure to comply with the HEA or DOE regulations, state laws or regulations, or accrediting body standards could subject any or all of our schools to loss of eligibility to participate in the Title IV Programs, loss of state licensure or accreditation, monetary liabilities with respect to funds determined to have been improperly disbursed, fines or other sanctions. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances or whether each of our schools will be able to comply with all of the requirements in the future.  Because a majority of our students pay their tuition with financial assistance from the Title IV Programs, the continued eligibility to participate in these programs is critical to the success of our schools.  Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.  Any loss or limitation on the eligibility of our schools to participate in the Title IV Programs could adversely affect our schools' results of operations and financial condition.

Compliance Reviews

Because our schools operate in a highly regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits of federal and state governmental agencies and accrediting bodies, present and former students and employees and other third parties who may allege violations of any regulatory requirements applicable to our schools. Among other entities, the DOE has announced that it intends to increase the number of program reviews it will conduct, which increases the possibility that one or more of our institutions may be subject to a program review. If the results of any such reviews or claims by the DOE or other individuals or entities are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal funding, loss of state licensure or accreditation, or other sanctions. Even if we adequately address issues raised by any such claims or actions, we may have to devote significant financial and management resources to do so. In addition, claims that we failed to comply with applicable rules, even if without basis, could lead to adverse publicity about our schools, which could adversely affect our schools' results of operations and financial condition.

Administrative Capability

Regulations adopted by the DOE specify criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in the Title IV Programs. These criteria require, among other things, that the institution:

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

If an institution fails to satisfy any of these criteria, or any other of the legal and regulatory requirements of the Title IV Programs, the DOE may:

  require the repayment of federal student financial aid funds improperly disbursed or retained;

  transfer the institution from the "advance" system of payment of federal student financial aid funds to the "reimbursement" system of payment or "cash monitoring;"

  place the institution on provisional certification status; or

  commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in the Title IV Programs.

If one or more of our schools loses or is limited in its access to, or is required to repay, federal student financial aid funds due to a failure to demonstrate administrative capability or to comply with other requirements of the Title IV Programs, our schools business could be materially adversely affected.

Legislative and Regulatory Action

The Title IV Programs, under which most of our schools' students receive federal student financial assistance, are subject to political and budgetary considerations. The HEA, which authorizes the Title IV Programs, is subject to reauthorization and was last reauthorized through September 30, 2014, but is subject to amendment at any time by Congress. In addition, funding is subject to annual appropriations bills and other laws. Administration of these programs is periodically reviewed by various regulatory agencies. Accordingly, there is no assurance that funding for the Title IV Programs will be maintained at current levels. In addition, the DOE could take regulatory actions that could require us to adjust our practices or could limit or impact our Title IV Program eligibility. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on the results of operations and financial condition of our schools, because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV Program funds.

In December 2011, the Consolidated Appropriations Act, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate. As a result, many of these students, who would have qualified to receive Title IV Program funds as "ability-to-benefit" students, will not be eligible for Title IV Program assistance under the new law and may be unable to enroll in our institutions without the ability to qualify for Title IV Program funds. The inability of these "ability-to-benefit" students to enroll in our institutions has adversely affected, and is expected to continue to adversely affect, our schools' results of operations and financial condition.

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

The New DOE Regulations amended the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE has stated that it will not publish a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the department will interpret these requirements in each state. Therefore, although we have endeavored to comply with these new regulations, we cannot guarantee that our interpretation of the relevant regulations will be upheld by the DOE or other agencies, or upon judicial review.

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

In addition, the New DOE Regulations require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. On June 5, 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the new state authorization regulation with respect to distance education. The matter remains pending and its outcome cannot be predicted with certainty. The Department subsequently issued a Dear Colleague Letter acknowledging the court's decision and stating that the Department would not enforce the requirements of the regulation and commenting the institutions continue to be responsible for complying with all state laws as they relate to distance education.

Any failure of one of our schools to maintain state authorization or its accreditation would result in that school being unable to offer educational programs and students attending the campus being ineligible for the Title IV Programs, which could have a material adverse effect on our results of operations and financial condition.

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

New DOE Regulations

In October 2010, the DOE issued the New DOE Regulations relating to the Title IV Programs. Among other areas covered are the following: incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour (an area that has a particular impact on our schools), verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV funds, requirements, and timeliness and method of disbursement of Title IV funds. These regulations became effective on July 1, 2011.

The implementation of the New DOE Regulations has adversely affected the results of operations of our schools and required us to change certain of our business practices and incur costs of compliance and in developing and implementing changes in operations.  The New DOE Regulations have affected our student recruitment and enrollment by, among other things, limiting the ability of our students and educational programs to remain eligible to participate in the Title IV Programs, limiting the financial aid or government sponsored loan amounts a student can receive and adversely impacting our ability to compensate certain employees, and may have other material adverse effects on our schools business including limiting our ability to grow that business.

Gainful Employment Rules

In June 2011, the DOE issued the Gainful Employment regulations regarding gainful employment by program graduates in a recognized occupation, which regulations would require each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV Program funding. The Gainful Employment regulations were scheduled to take effect on July 1, 2012. Under the Gainful Employment regulations, each program would be required to achieve threshold rates in three debt measure categories related to annual loan repayment rates, an annual debt-to-annual earnings ratio and an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions. For any program that fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the Gainful Employment Regulations would require the institution, among other requirements, to disclose the amount by which the program missed the threshold rates and the institution's plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the Gainful Employment Regulations would require the institution, among other things, to warn students in the failing program that they should expect difficulty in repayment of their loans, disclose the options available to the student if the program loses eligibility for Title IV funds and disclose resources available to research other educational options and compare programs costs. If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program would lose its Title IV eligibility for a period of at least three years. The Gainful Employment regulations also prescribed certain disclosure and reporting requirements.

On June 30, 2012, the United States District Court vacated most of the Gainful Employment regulations and remanded those regulations to the DOE for further action. On July 6, 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with the requirements to disclose certain information about gainful employment educational programs. The Court's decision is subject to further judicial review and could be modified or reversed. The DOE could attempt to issue new gainful employment regulations. We cannot predict what actions the DOE will take in response to the Court's decision, when the DOE would take those actions, how long those actions would take, or whether those actions will result in reinstated or new regulations, or in new interpretations of existing regulations. The Gainful Employment regulations, if reinstated in whole or in part, could result in changes in, or elimination of, certain programs and could have other material adverse effects on our schools business including limiting our ability to grow that business.

"90/10 Rule"

Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in the Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from the Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs. Certain HEA-related relief from the 90/10 Rule expired on July 1, 2011. Since the expiration of such relief, we have experienced adverse effects on our ability to comply with this rule and we expect to experience an increase to such adverse effects on our ability to comply with this rule in the future. Moreover, if Congress or the DOE were to modify the 90/10 rule by lowering the 90% threshold, counting other federal funds in the same manner as Title IV funds in the 90/10 calculation, or otherwise amending the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), these or other changes to the 90/10 Rule could adversely affect our ability to the comply with the 90/10 Rule.

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

While currently none of our schools are required to post such DOE letter of credit or accept such other conditions, if our schools fail to satisfy the applicable standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in federal student financial aid programs, could adversely affect the results of operations of our schools.

Default Rates

Our institutions (including their main campuses and all additional locations) could lose their eligibility to participate in some or all of the federal student financial aid programs if their cohort default rates fail to remain below statutory and regulatory benchmarks. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment on a FFEL or Direct Loan during the fiscal year and default on the loan on or before the end of the next fiscal year. An institution may lose its eligibility to participate in some or all the Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 25% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the following federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all the Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the DOE. An institution whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

Under recent changes to the HEA, the DOE will begin calculating "3-year" cohort default rates beginning with the rate for the 2009 fiscal year. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of fiscal year or the subsequent two fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.

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

Impermissible Recruiting, Admissions or Financial Aid Payments

Schools participating in the Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Moreover, the New DOE Regulations eliminated all 12 safe harbors and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future and will enforce the incentive compensation rule as written. We cannot predict how the DOE will interpret the rule, but, in any event, we have had to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications have affected our ability to appropriately compensate and retain our admissions representatives and other officers and employees, as well as affected our enrollments, either of which could have a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse effect on our schools' results of operations and financial condition.

Government Regulation - Maritime

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one United States-based ship, which is subject to United States law) and land-based staff. New rules under the Maritime Labour Convention 2006 add requirements as to the hiring, training and hours of work and compensation of shipboard employees. These rules will become effective in August 2013 and will significantly increase our expenses associated with our shipboard employees.

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

As the types of services we offer increase, such as the additions of acupuncture, teeth whitening, medi-spa and laser hair removal services, the potential for claims against us also could increase. We self-insure potential claims regarding certain of our medi-spa services.

High visibility claims also could cause us to receive adverse publicity and suffer a loss of sales, and, therefore, our results of operations and financial condition could be materially adversely affected in such cases.

We Face Risks Relating to the Financing of Ideal Image Treatments

Very few of Ideal Image's customers pay for their treatments in full in advance. Most Ideal Image customers pay for the treatments in one of the following ways: (i) through loans from a third party financial institution which provides funding for the purchases to many of Ideal Image's customers, (ii) financing from other third party lenders, for customers who have higher credit risk profiles (we are subject to recourse in the event of non-payment of these loans), (iii) payment for the services on a pro-rata basis each time a treatment is performed, (iv) monthly payments over the course of a 12 month period made by automatic deduction from a customer's credit card, (v) cash, checks and gift card redemptions and (vi) other payment terms that are extended by Ideal Image. Accordingly, unless customers use third party financial institutions (we pay the bank fees for certain of these loans to our customers), we face the risk that Ideal Image's customers who agree to purchase treatments may, in fact, not fulfill their payment obligations in connection with such agreements. We rely on a single third party financial institution to provide most of the funding for treatments purchased by customers of Ideal Image. That financial institution is not required to make a loan to any particular Ideal Image customer. In addition, while we have an agreement with this provider, we cannot assure you of the continued availability of this financial institution to provide funding for Ideal Image treatments. If this financial institution were to cease providing such funding to Ideal Image customers and we were not able to find a replacement for such lender, Ideal Image would be required to provide, on its own behalf, financing alternatives to customers similar to those of our current primary customer lender or suffer a loss of customers and a reduction in our revenues. We provide no assurance that the single third party financial institution relationship will continue. The cessation of this third party financial institution relationship could have a material adverse effect on our results of operations and financial condition.

In addition, if interest rates increase or the primary financial institution currently providing financing to Ideal Image's customers or other financial institutions decide to restrict credit to consumers in general or for laser hair removal treatments specifically, our results of operations and financial condition could be materially adversely affected since many of Ideal Image's customers utilize third party financing to pay for treatments at Ideal Image.

The Current Financial Environment Could Put Our Cash at Risk

We maintain our cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits and similar limits in foreign jurisdictions. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit were to fail or become subject to other adverse conditions in the financial or credit markets. We can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Our Credit Facility Financing Could Restrict Our Activities

In 2011, we entered into a new credit facility in connection with our acquisition of Ideal Image. That agreement, as amended, contains certain affirmative, negative and financial covenants that could restrict us from taking actions which our management believes would be desirable and in the best interests of Steiner Leisure and its shareholders. These covenants would remain applicable even when there are no amounts outstanding under the credit facility.

Additionally, our ability to comply with these covenants could be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of such a default, the outstanding principal, together with all accrued interest under our credit facility would, at the option of our lenders, become immediately due and payable. Substantially all of our assets are subject to a security interest in favor of the lenders under our credit facility. If we were unable to repay amounts that become due under the credit facility when such repayment is due, our lenders could proceed against the collateral granted to them to secure that indebtedness and/or accelerate the due date of our indebtedness, either of which actions could materially adversely affect our business and operations.

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

In recent years, in the British Isles and the United States, we have been selling our Elemis products in dedicated areas of well-known department stores and other retail establishments. Bliss products are also sold in well-known department stores and specialty stores. From time to time in the future we may announce additional agreements with retail venues to operate such dedicated sales areas for our products. Those agreements may be in a non-written form and may otherwise not be formal commitments. Accordingly, even if we announce our intention to commence retail product sale operations at certain venues, we cannot provide assurance that, in fact, such operations will be effectuated in all instances.

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

Risk of Non-Availability of Future Ideal Image Venues

In order for Ideal Image to continue to grow, we need to identify potential locations for new Ideal Image centers. We cannot assure you that appropriate locations for Ideal Image centers will be available to us in geographic areas that would be beneficial to Ideal Image on terms that are economically advantageous to us or otherwise. Among other factors that could limit the availability of potentially favorable locations for our future Ideal Image centers would be an increase in demand for commercial real estate venues in geographic areas which we believe would be assistive to open new Ideal Image centers. If we are unable to identify or obtain appropriate new venues for our Ideal Image locations, our results of operations and financial condition could be materially adversely affected.

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

If other parties infringe on our intellectual property rights, the value of our brands in the marketplace may be diluted. In addition, any infringement of our intellectual property rights would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our results of operations and financial condition.

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

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of the ingredients of our Elemis and La Thérapie products in U.K. Pounds Sterling and Euros, the weakness in recent years of the U.S. Dollar against those currencies has adversely affected our results of operations. During 2009, 2010 and early 2011, the U.S. Dollar weakened against the U.K. Pound Sterling and the Euro. Though the U.S. Dollar strengthened against these currencies in late 2011, weakness in the U.S. Dollar reappeared in 2012 and again, in early 2013, against the Euro. To the extent that the U.K. Pound Sterling or the Euro is stronger than the U.S. Dollar, our results of operations and financial condition could be adversely affected.

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

In addition, potential disruptions and denial-of-service attacks could negatively affect costs, customer demand and pricing for our products and services. Additionally, the operation and maintenance of these networks is, in some cases, dependent on third party technologies, systems and services providers for which there is no certainty of uninterrupted availability. While we continue to invest in security initiatives and disaster recovery plans, these measures cannot completely insulate us from disruptions that could result in adverse effects on our operations and profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our hotel spas are operated under agreements with the hotel operators or owners, as the case may be, of those venues. Except as set forth below, our administrative offices, schools, Ideal Image centers, day spa facilities and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Management Services is located in Coral Gables, Florida. The administrative office of our Steiner Training Limited subsidiary is located near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We administer Mandara's United States, Caribbean, South Pacific and Mexican operations from our offices in Coral Gables. We administer Mandara's Asian and Central Pacific operations from offices in Kuala Lumpur, Malaysia and our Guam operations from an office on that island. We administer our Bliss and Remède operations primarily from Bliss Inc.'s offices in New York City. We maintain an office for marketing, public relations and other activities of Elemis in London.

In April 2012, we purchased the Coral Gables, Florida building where Management Services leased a portion of the building for its offices. Management Services utilizes most of the space in that building and leases other space in the building.

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

Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix, Scottsdale, Tempe and Tucson), Colorado (Aurora and Westminster), Connecticut (Groton, Newington and Westport), Florida (Bradenton, Maitland, Miami, Pompano Beach, and Pinellas Park), Illinois (Chicago, Crystal Lake and Woodbridge), Maryland (Linthicum), Massachusetts (Watertown), Nevada (Las Vegas), New Jersey (Hoboken and Wall), Pennsylvania (King of Prussia and York), Texas (Houston and Richardson), Utah (Lindon and Salt Lake City), Virginia (Charlottesville) and Washington (Federal Way and Seattle).

Our Ideal Image operations are administered from offices in Tampa, Florida. The Ideal Image centers that we operate are generally located in shopping centers. We operate these centers in: Arkansas (Little Rock), Arizona (Chandler, Scottsdale and Tucson), Connecticut (North Haven, South Windsor, West Hartford), Florida (Aventura, Boca Raton, Brandon, Coral Gables, Gainesville, Kendall, Naples, New Tampa, Ocala, Palm Harbor, Plantation, Tampa and Wellington), Georgia (Alpharetta, two centers in Atlanta, Buford, Augusta and Savannah), Idaho (Meridian), Indiana (Indianapolis), Kentucky (Bellevue), Maryland (Towson and Hanover), Minnesota (Edina, Maple Grove and Woodbury), Missouri (Creve Coeur, two centers in Kansas City, Springfield, St. Louis and Sunset Hills), Nebraska (Omaha), Nevada (Las Vegas, Reno, Summerlin), New Mexico (Albuquerque), New York (Colonie and Rochester), North Carolina (Charlotte, Greensboro and Winston-Salem), Ohio (West Chester, Strongsville, Mayfield Heights Cuyahoga Falls, Columbus, Dayton), Oklahoma (Oklahoma City and Tulsa), Oregon (Tigard), Pennsylvania (Pittsburgh and Wexford), Rhode Island (Cranston), Tennessee (Knoxville), Texas (Arlington, two centers in Austin, Colleyville, Dallas, Garland, Plano), Utah (Orem and Salt Lake City), Virginia (Glen Allen and Virginia Beach), Washington (Seattle, Tukwila and Vancouver) and Wisconsin (Brookfield, Fox Point and Greenfield).

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

As previously reported, in April 2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al), seeking damages on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action. The parties to this action have agreed to settle the matter. Because of the putative class action nature of the lawsuit, that agreement is subject to approval by the court. While the court has issued a preliminary approval of the settlement agreement, final court approval has not yet been granted.  Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

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

2012	High	Low
First Quarter	$51.58	$45.68
Second Quarter	49.89	44.02
Third Quarter	49.28	40.49
Fourth Quarter	48.32	42.96

2011	High	Low
First Quarter	$49.84	$42.19
Second Quarter	51.09	42.44
Third Quarter	51.71	35.94
Fourth Quarter	53.44	37.41

As of March 4, 2013, there were 13 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners) and 5,304 beneficial owners of our common shares.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the Company's proxy statement for the Company's 2013 annual meeting of shareholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2012.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2012 through October 31, 2012	--	$--	--	$7,242,563
November 1, 2012 through November 30, 2012	6,929	46.41	--	7,242,563
December 1, 2012 through December 31, 2012	52,501	45.81	--	7,242,563
Total	59,430	$45.88	--	$7,242,563

______________________________________

(1)  The shares indicated as purchased in November and December 2012 represent shares surrendered by our employees in connection with the vesting of restricted share units. We used these surrendered shares to satisfy payment of employee federal income tax withholding obligations arising upon the vesting of such restricted share units. No shares were purchased during this period through the Company's then-existing repurchase plan, which was approved on February 27, 2008 (the "2008 Repurchase Plan") and replaced the previously-existing plan. The 2008 Repurchase Plan authorized the purchase of up to $100 million of our common shares in the open market or other transactions, of which $92,757,437 of our common shares were purchased prior to February 27, 2013, on which date the 2008 Repurchase Plan was replaced with a plan that authorizes the purchase of up to $100 million of our common shares in the open market or other transactions.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2007, and ending December 31, 2012.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2007 in our common shares at a per share price of $44.16, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

	12/07	12/08	12/09	12/10	12/11	12/12

Steiner Leisure Limited	100.00	66.85	90.04	105.75	102.79	109.42
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Dow Jones US Travel & Leisure	100.00	64.87	84.97	120.13	128.17	145.26

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2012. The balance sheet data as of December 31, 2012 and 2011 and the statement of income data for the years ended December 31, 2012, 2011 and 2010 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2010, 2009 and 2008 and the statement of income data for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2012	2011(3)(4)	2010	2009(2)	2008(1)
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues:
Services	$570,569	$470,756	$410,857	$343,545	$360,819
Products	240,912	230,876	209,528	147,032	179,950
Total revenues	811,481	701,632	620,385	490,577	540,769
Cost of revenues:
Cost of services	463,634	382,341	335,118	277,371	294,908
Cost of products	167,971	160,754	140,956	106,817	119,005
Total cost of revenues	631,605	543,095	476,074	384,188	413,913
Gross profit	179,876	158,537	144,311	106,389	126,856
Operating expenses:
Administrative	48,485	41,776	36,133	25,032	34,630
Salary and payroll taxes	65,619	57,048	53,325	38,218	42,029
Total operating expenses	114,104	98,824	89,458	63,250	76,659
Income from operations	65,772	59,713	54,853	43,139	50,197
Other income (expense):
Interest expense	(6,152)	(2,716)	(3,388)	(349)	(269)
Other income	823	682	151	216	463
Total other income (expense)	(5,329)	(2,034)	(3,237)	(133)	194
Income from continuing operations before provision for income taxes	60,443	57,679	51,616	43,006	50,391
Provision for income taxes	7,341	6,744	7,293	5,014	4,509
Net income	$53,102	$50,935	$44,323	$37,992	$45,882

Earnings per common share
Income per share:

Basic	$3.57	$3.39	$2.99	$2.61	$3.01

Diluted	$3.53	$3.35	$2.94	$2.56	$2.96

Basic weighted average shares outstanding	14,878	15,013	14,832	14,577	15,253
Diluted weighted average shares outstanding	15,052	15,217	15,069	14,764	15,433

	December 31,
	2012	2011(3)(4)	2010	2009(2)	2008(1)
	(in thousands, except per share data)
BALANCE SHEET DATA:
Working capital	$2,877	$6,041	$77,706	$43,549	$35,475
Total assets	747,582	712,429	400,895	382,378	250,035
Long-term debt, net of current portion	123,750	148,500	20,000	45,500	--
Shareholders' equity	350,259	322,030	264,805	217,127	169,083

_____________________

(1)        In August 2008, we acquired the assets of CCMT for approximately $4.3 million. Our financial results include the results of the acquired entities subsequent to this acquisition.

(2)         In December 2009, we acquired the stock of Bliss Inc. for $100 million in cash less cash acquired. Our financial results include the results of the acquired entities subsequent to this acquisition.

(3)       In November 2011, we acquired all the issued and outstanding capital stock of Ideal Image for $175 million, funded from existing cash and common shares and borrowings under our new credit facility. Our financial results include the results of the acquired entities subsequent to this acquisition. See Note 4, "Acquisitions," in the accompanying Consolidated Financial Statements.

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

Overview

Steiner Leisure Limited is a worldwide provider and innovator in the fields of health, wellness and education.  We operate our business through four reportable segments: Spa Operations, Products, Schools and Laser Hair Removal.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at land-based spas. We conduct our activities pursuant to agreements with cruise lines and owners of our land-based venues that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and land-based venue owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both. As of February 13, 2013, we provided our spa services on 156 ships and at a total of 66 hotel spas located in the United States, the Caribbean, Asia, the Pacific and other locations, and at our day spas in New York City (two spas), Coral Gables and London.

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

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, Remède and Laboratoire Remède brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through third party outlets and our catalogs and websites.

On December 31, 2009, we acquired all of the stock of Bliss Inc. from Starwood. Bliss Inc. is a spa and skincare company with urban hotel and land-based spa locations, offering services under the Bliss and Remède brands and products under the Bliss and Laboratoire Remède brands. Bliss Inc. also operates an e-commerce and catalog business and distributes its products through Bloomingdale's, Harrods, Harvey Nichols, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue and other department stores, Ulta and Sephora stores and other domestic and international retail locations, as well as QVC. The purchase price for Bliss Inc. was $100 million in cash, less cash acquired. In connection with this acquisition, Bliss and Remède spas and amenities will remain exclusive to Starwood in the hotel category at W Hotels and St. Regis Hotels, respectively.

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 31 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.  These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis, Bliss and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the HEA and administered by the DOE. We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. New Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, have adversely affected our Schools segment's enrollments and continue to adversely affect our enrollment and our results of operations.

On November 7, 2011, we acquired the assets of Cortiva. Cortiva operates seven post-secondary massage therapy schools from 12 campuses located in Arizona, Florida, Illinois, Massachusetts, New Jersey, Pennsylvania and Washington. Steiner, through its Schools Division, now owns and operates a total of 31 campuses in 14 states with a total population of approximately 4,898 students as of February 13, 2013. The purchase price for this transaction was $33 million payable in cash at closing, less cash acquired. The purchase price was paid from existing cash.

Through our Laser hair Removal segment, we offer a non-invasive procedure for the removal of unwanted facial and body hair in a clinical setting. On November 1, 2011, we acquired all of the issued and outstanding stock of Ideal Image. Ideal Image is a leader in the growing consumer healthcare category of laser hair removal. As a result of our acquisition of Ideal Image, we operate 80 laser hair removal treatments centers and are party to agreements with franchisees, who operate 17 laser hair removal centers offering services under the Ideal Image brand in an upscale retail setting. Ideal Image is subject to regulation in the states in which its facilities are located, related to, among other things, corporate entities such as Ideal Image "practicing medicine" and to the provision of the laser hair removal services. The purchase price for this transaction was $175 million payable in cash, less cash acquired, and was paid from existing cash and common shares and through borrowings under a credit facility entered into at the time of the acquisition.

A significant portion of our revenues are generated from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. These industries are subject to significant risks, more fully described above, that could affect our results of operations.

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. While economic conditions have shown some improvement, a number of European countries continue to experience adverse economic conditions related to unpaid debt obligations of certain of those countries. The impact on consumers of periodic increases in fuel costs have added to the continuation of this economic turmoil.

As a consequence of these economic conditions, our results of operations and financial condition for 2010, 2011 and 2012 were adversely affected. A worsening of the more severe aspects of the economic slowdown or continuing increases in fuel prices could have a material adverse effect on our services and product sales.

The cruise industry also is subject to risks specific to that industry. Among other things, the highly publicized January 2012 accident involving the Costa Concordia adversely affected cruise ship bookings and the highly publicized February 2013 Carnival Triumph fire could also adversely affect cruise ship bookings in 2013 and thereafter.

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

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and for existing and new ships of other cruise lines, seeking new venues for our land-based spas, developing new products and services, seeking additional channels for the distribution of our retail products and seeking to increase the student enrollments at our post-secondary massage and beauty schools, including through the opening of new school campuses, and by opening new Ideal Image centers. We also consider growth, among other things, through appropriate strategic transactions, including acquisitions and joint ventures.

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

Revenue Recognition

Revenues are generally recognized when services are performed and products are delivered. Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Income. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

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

The Company recognizes Ideal Image Center ("Center") revenues for treatment packages sold at Company-owned clinic locations. Treatment packages generally provide for five initial treatments which occur at up to ten-week intervals and allows for up to four additional treatments, as necessary, to obtain the desired results. Center sales revenue is recognized evenly over the average number of treatments provided. Revenues collected, net of related financing fees for unperformed services is included in deferred revenue on the consolidated balance sheet as of December 31, 2012.

Allowance for Doubtful Accounts

Allowance for doubtful accounts are provided based on our historical collection experience, reviewed at least annually. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience, consider other facts and circumstances, and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write off the accounts receivable due from former students when we conclude that collection is not probable.

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

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of December 31, 2012, we concluded no adjustment to useful lives of our long-lived assets was necessary.

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

Although we believe the assumptions and estimates we have made in connection with our acquisitions have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are, therefore, inherently uncertain. Examples of critical estimates in accounting for acquisitions include, but are not limited to, the estimated fair value of the acquisition-related contingent consideration, the future expected cash flows from sales of products and services and related contracts and agreements, as well as discount and long-term growth rates. Unanticipated events and circumstances may occur which could affect assumptions, estimates or actual results.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2012, we had goodwill of $328.2 million and unamortized intangibles of $89.5 million.

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

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what other industry members would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year ended December 31, 2012, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2012.

As of January 1, 2012 and 2013, we reviewed the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value.

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

With respect to our Schools reporting unit's step one analysis, which used the discounted cash flow approach to calculate the fair value of our reporting unit, the primary examples of key estimates include our discount rate and forecasted revenue growth rates. As a measure of sensitivity on the discounted cash flow approach, as of January 1, 2013, the date of our last annual impairment test, a hypothetical 1% change in both our discount and long-term revenue growth rates would result in a change of approximately $10.4 million in the fair value of the Schools reporting unit, or approximately 85% of the excess of the fair value of the reporting unit over its carrying value.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $52.6 million as of December 31, 2012, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and is to be applied prospectively. We do not currently anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50%), the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We currently do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this guidance on our financial condition.

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

In June 2011, FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). This guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate, but consecutive, statements. This ASU does not change the items that must be reported in OCI. We adopted ASU 2011-05 as of January 1, 2012. See our Consolidated Statements of Comprehensive Income.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Services	70.3%	67.1%	66.2%
Products	29.7	32.9	33.8
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of services	57.1	54.5	54.0
Cost of products	20.7	22.9	22.7
Total cost of revenues	77.8	77.4	76.7
Gross profit	22.2	22.6	23.3
Operating expenses:
Administrative	6.0	6.0	5.8
Salary and payroll taxes	8.1	8.1	8.6
Total operating expenses	14.1	14.1	14.4
Income from operations	8.1	8.5	8.9
Other income (expense), net:
Interest expense	(0.8)	(0.4)	(0.6)
Other income	0.1	0.1	--
Total other income (expense), net	(0.7)	(0.3)	(0.6)
Income from operations before provision for income taxes	7.4	8.2	8.3
Provision for income taxes	0.9	0.9	1.2
Net income	6.5%	7.3%	7.1%

2012 Compared to 2011

Revenues. Revenues of our reportable segments for the years ended December 31, 2012 and 2011, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
Revenue:	2012	2011
Spa Operations	$507,326	$497,532	2.0%
Products	164,714	154,779	6.4%
Schools	78,365	67,527	16.1%
Laser Hair Removal	93,591	12,104	673.2%
Other	(32,515)	(30,310)	N/A
Total	$811,481	$701,632	15.7%

Total revenues increased approximately 15.7%, or $109.9 million, to $811.5 million in 2012 from $701.6 million in 2011. Of this increase, $99.8 million was attributable to an increase in services revenues and $10.1 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations revenues increased approximately 2.0%, or $9.8 million, to $507.3 million in 2012 from $497.5 million in 2011. Average weekly revenues for our land-based spas decreased 1.0% to $29,175 in 2012 from $29,395 in 2011. We had an average of 2,654 shipboard staff members in service in 2012 compared to an average of 2,608 shipboard staff members in service in 2011. Revenues per shipboard staff per day increased by 0.2% to $417 in 2012 from $416 in 2011. Average weekly revenues for our shipboard spas increased by 0.5% to $50,821 in 2012 from $50,562 in 2011. The increases in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Revenues. Products revenues increased approximately 6.4%, or $9.9 million to $164.7 million in 2012 from $154.8 million in 2011. This increase was primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers on our products.

Schools Revenues. Schools revenues increased approximately 16.1%, or $10.9 million to $78.4 million in 2012 from $67.5 million in 2011. The increase in revenues was primarily attributable to the acquisition of Cortiva. Excluding Cortiva, Schools segment revenues decreased due to decreased enrollments.

Laser Hair Removal Revenues. The increase in revenues was attributable to the acquisition of Ideal Image on November 1, 2011.

Cost of Services. Cost of services increased $81.3 million to $463.6 million in 2012 from $382.3 million in 2011. Cost of services as a percentage of services revenue increased to 81.3% in 2012 from 81.2% in 2011. This increase was primarily due to the weak performance of our Schools segment, which was partially offset by the positive impact of our Laser Hair Removal activities.

Cost of Products. Cost of products increased $7.2 million to $168.0 million in 2012 from $160.8 million in 2011. Cost of products as a percentage of products revenue increased to 69.7% in 2012 from 69.6% in 2011. This increase was primarily attributable to a difference in the mix of products that were sold onboard the ships in 2012 as compared to 2011.

Operating Expenses. Operating expenses increased $15.3 million to $114.1 million in 2012 from $98.8 million in 2011. Operating expenses as a percentage of revenues was 14.1% in both 2012 and 2011.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2012 and 2011, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
Income from Operations:	2012	2011
Spa Operations	$42,477	$40,903	3.8%
Products	17,548	10,176	72.4%
Schools	3,843	11,152	(65.5)%
Laser Hair Removal	7,728	1,739	344.4%
Other	(5,824)	(4,257)	N/A
Total	$65,772	$59,713	10.1%

The increase in operating income in Spa Operations and Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our services and products and increased cost efficiencies. The decrease in the operating income in Schools was attributable to decreased enrollments and higher operating costs attributable to that segment. The increase in the operating income in Laser Hair Removal was primarily attributable to the acquisition of Ideal Image on November 1, 2011, as well as, to a lesser extent, the opening of 20 Ideal Image centers during 2012.

Other Income (Expense), Net. Other income (expense), net increased $3.3 million to expense of ($5.3 million) in 2012 from expense of ($2.0 million) in 2011. This increase was primarily attributable to increased interest expense as a result of the debt incurred in connection with the acquisition of Ideal Image during the fourth quarter of 2011.

Provision for Income Taxes. Provision for income taxes increased $0.6 million to expense of $7.3 million in 2012 from expense of $6.7 million in 2011. Provision for income taxes increased to an overall effective rate of 12.1% in 2012 from 11.7% in 2011. This increase was due to the income earned in jurisdictions that tax our income representing a higher percentage of the total income we earned in 2012 than such income represented in 2011.

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

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2012 and 2011 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in the third quarter generally being the strongest quarter for us. Our product sales generally are strongest in the third and fourth quarters as a result of the December holiday shopping period. However, historically, the revenues of Ideal Image are weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2012				Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$198,533	$197,481	$204,388	$211,079	$167,999	$168,392	$179,356	$185,885
Gross profit	45,642	45,713	41,203	47,318	38,274	37,708	39,959	42,596
Administrative, salary and payroll taxes	27,914	28,702	25,414	32,074	21,893	22,999	26,313	27,619
Net income	14,570	14,071	12,626	11,835	13,629	13,224	11,772	12,310
Basic earnings per share	$0.96	$0.93	$0.86	$0.81	$0.91	$0.88	$0.79	$0.82
Diluted earnings per share	$0.95	$0.92	$0.85	$0.81	$0.90	$0.87	$0.77	$0.81
As a Percentage of Revenues:
Gross profit	23.0%	23.1%	20.2%	22.4%	22.8%	22.4%	22.3%	22.9%
Administrative, salary and payroll taxes	14.1%	14.5%	12.4%	15.2%	13.0%	13.7%	14.7%	14.9%
Net income	7.3%	7.1%	6.2%	5.6%	8.1%	7.9%	6.6%	6.6%

Liquidity and Capital Resources

Liquidity is defined as the ability to convert assets into cash or to obtain cash.  Our primary sources of liquidity have been cash flows generated from operating activities and, in connection with major acquisitions, financing provided by our revolving credit facility and its predecessor facilities.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months.  However, if the softening in the worldwide economy most recently, particularly in Europe, and the leisure industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.  In addition, depending on the longevity and ultimate severity of the softness of the global economy, including financial and credit markets, our ability to grow or sustain our business operations may be significantly adversely affected.  Also, as a result of concerns about the general stability of financial markets, the cost of obtaining money from the credit markets has increased, as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to existing debt or at all, and reduced and, in some cases, ceased to provide any new funding.  Accordingly, we cannot be certain that funding in excess of that available through our working capital and current credit facility will be available to the extent required and on acceptable terms.  If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, consummate acquisitions or otherwise take advantage of business opportunities, respond to competitive pressures or refinance any debt obligations that we may incur, any of which could have a material adverse effect on our results of operations and financial condition.

Sources and Uses of Cash

During the year ended December 31, 2012, net cash provided by operating activities was $99.1 million compared with $74.5 million for the year ended December 31, 2011. This increase was primarily attributable to an increase in net income and deferred revenue related to our Laser Hair Removal Segment.

During the year ended December 31, 2012, net cash used in investing activities was $26.2 million compared with $207.8 million for the year ended December 31, 2011. This net decrease was primarily attributable to the acquisitions of Ideal Image and Cortiva, which occurred in 2011.

During the year ended December 31, 2012, cash used in financing activities was $61.7 million, compared with $133.9 million of cash provided by financing activities for the year ended December 31, 2011. The change is primarily attributable to the borrowings incurred in connection with the acquisition of Ideal Image in 2011.

We had working capital of approximately $2.9 million at December 31, 2012, compared to working capital of approximately $6.0 million at December 31, 2011.

During 2012, we purchased 782,000 of our shares for a total of approximately $35.9 million under our previously adopted share repurchase plan. Also, during 2012, 80,000 shares, with a value of approximately $3.8 million, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of the federal income tax withholding obligations of those employees. During 2011, we purchased 264,000 of our shares for a total of approximately $12.4 million under our previously adopted share repurchase plan. Also, during 2011, 92,000 shares, with a value of approximately $4.3 million, were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of the federal income tax withholding obligations of those employees. The surrendered shares in 2012 and 2011 were purchased outside our repurchase plan. All of these purchases were funded from our working capital. As of February 13, 2013, there remained approximately $7.2 million authorized for purchase under our share repurchase plan. In February 2013, our Board approved a new share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated our prior share repurchase plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

In early 2012, we purchased the building where Management Services has its offices. Management Services utilizes most of the space in that building. The purchase price was $7.5 million and was paid from our existing cash.

Financing Activities

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our then existing lender. The Credit Facility, which was amended in 2012, consists of a $60.0 million revolving credit facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility, with a termination date of November 1, 2016, and a term loan facility (referred to as the "Term Facility"), in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our then existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility were used to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction and may, in the future, be used (i) for capital expenditures, (ii) to finance acquisitions permitted under the credit agreement and (iii) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments, which payments began on March 31, 2012. At December 31, 2012, our borrowing rate was 2.72%.

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

The following summarizes our significant contractual obligations and commitments as of December 31, 2012:

	Payment Due by Period (in thousands)
	Total	2013	2014	2015	2016	2017	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$101,881	$94,081	$7,800	$--	$--	$--	$--
Operating leases (2)	125,890	24,445	24,360	21,111	15,263	12,350	28,361
Employment agreements	3,838	3,838	--	--	--	--	--
Long-term debt	148,500	24,750	24,750	24,750	74,250	--	--
Debt interest (3)	12,277	4,207	3,499	2,791	1,780	--	--
Total	$392,386	$151,321	$60,409	$48,652	$91,293	$12,350	$28,361

__________________________________

(1)  These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2)  Included herein are the minimum guaranteed payment obligations under certain of our hotel spa leases.
(3)  Debt interest is calculated using the prevailing rates as of December 31, 2012.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in Note 9 to our Consolidated Financial Statements, we have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in recent years. Continuance of the more severe aspects of the recent adverse economic conditions, as well as continued fuel price increases, in North America and elsewhere could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Continued weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report and other disclosures, we may issue "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We attempt, whenever possible, to identify these statements by using words like "will," "may," "could," "should," "would," "believe," "expect," "anticipate," "forecast," "future," "intend," "plan," "estimate" and similar expressions of future intent or the negative of such terms.

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
    the number and anticipated opening dates of new spas, schools and Ideal Image centers;
    the anticipated enrollments of students at our schools; and
    future channels for distribution of our products.

Factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include those set forth under Item 1A. Risk Factors, above. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, we had $148.5 million outstanding under our term loan and revolving facility. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $0.4 million.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling and the Euro. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling and the Euro through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the aggregate exchange rate exposure of the U.K. Pound Sterling and the Euro to the U.S. Dollar as of December 31, 2012 would change our results of operations by approximately $0.9 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 15, 2013, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2012. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2012, we will file our definitive proxy statement for our 2013 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following reports and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and    2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)      Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)	The following is a list of all exhibits filed as a part of this report.
Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 14, 2011 by and among Steiner U.S. Holdings, Inc., SUS Acquisition Corp., Inc., Ideal Image Development, Inc. and H.I.G. Ideal Image, LLC1
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited2
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited3
4.1	Specimen of common share certificate4
10.1	Amended and Restated 1996 Share Option and Incentive Plan5+
10.2	Amended and Restated Non-Employee Directors' Share Option Plan6+
10.3	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Incentive Share Options7*+
10.4	Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan For Non-Qualified Share Options7**+
10.5	Amended Form of Option Agreement under Steiner Leisure Limited Amended and Restated 1996 Share Option and Incentive Plan for Incentive Share Options7*+
10.6	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan8#+
10.7	2004 Equity Incentive Plan9+
10.8	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan10*+
10.9	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan10**+
10.12	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw11+
10.22	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Clive E. Warshaw12+
10.23	Asset Purchase Agreement, dated January 26, 2006, among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn[13]
10.25	Supply Agreement dated June 25, 2008 between Cosmetics Limited and Alban Muller International[14]

\

10.27	Steiner Leisure Limited 2009 Incentive Plan[15]+
10.29

Purchase Agreement dated November 2, 2009 by and among Steiner Leisure Limited, Steiner U.S. Holdings, Inc., Steiner UK Limited, Mandara Spa Asia Limited, Starwood Hotels & Resorts Worldwide, Inc., Bliss World Holdings Inc. and Bliss World LLC[16]

10.32	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Leonard I. Fluxman17+
10.33	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Stephen Lazarus17+
10.34	Employment Agreement dated August 30, 2011 between Elemis Limited and Sean Harrington18+
10.35

Amended and Restated Credit Agreement dated as of November 1, 2011 by and among Steiner U.S. Holdings, Inc. as the Borrower, the Lenders from time to time party thereto, SunTrust Bank as the Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and Regions Bank as Documentation Agent (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)[19]

10.35(a)

First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among Steiner U.S. Holdings, Inc., SunTrust Bank, as administrative agent, and the several banks and other financial institutions and lenders thereto[20]

10.35(b)

Second Amendment to Amended and Restated Credit Agreement, dated as of November 27, 2012, by and among Steiner U.S. Holdings, Inc., SunTrust Bank, as administrative agent, and the several banks and other financial institutions and lenders thereto[21]

10.36	Employment and Severance Agreement dated December 19, 2011 between Steiner Transocean Limited and Glenn Fusfield22+
10.37	Steiner Leisure Limited 2012 Incentive Plan[23]+
10.38	Employment and Severance Agreement dated December 4, 2012 between Steiner Leisure Limited and Robert C. Boehm24+
10.39	Form of Restricted Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[25]***#+
10.40	Form of Restricted Share Unit Award Agreement with Four-Year Vesting Period under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan25*+
10.41	Form of Restricted Share Unit Award Agreement with Five-Year Vesting Period under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan25*+
10.42	Form of Senior Officer Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[25]***#+
10.43	Form of Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[25]***#+
14	Amended Steiner Leisure Limited Code of Business Conduct and Ethics (as amended February 24, 2010) [26]
21	List of subsidiaries of Steiner Leisure Limited[25]
23.1	Consent of Ernst & Young LLP[25]
23.2	Consent of Harry B. Sands, Lobosky and Company[25]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[25]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[25]
32.1	Section 1350 Certification of Principal Executive Officer[25]
32.2	Section 1350 Certification of Principal Financial Officer[25]

101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

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

13Previously filed with current report on Form 8-K, dated January 26, 2006 and incorporated herein by reference.

14Previously filed with current report on Form 8-K, dated June 25, 2008 and incorporated herein by reference.

15Previously filed with current report on Form 8-K dated June 11, 2009 and incorporated herein by reference.

16Previously filed with current report on Form 8-K dated November 4, 2009 and incorporated herein by reference.

17Previously filed with current report on Form 8-K dated February 7, 2011 and incorporated herein by reference.

18Previously filed with current report on Form 8-K dated August 31, 2011 and incorporated herein by reference.

19Previously filed with current report on Form 8-K dated November 7, 2011 and incorporated herein by reference.

20Previously filed with current report on Form 8-K dated August 20, 2012 and incorporated herein by reference.

21Previously filed with current report on Form 8-K dated November 28, 2012 and incorporated herein by reference.

22Previously filed with current report on Form 8-K dated December 20, 2011 and incorporated herein by reference.

23Previously filed with current report on Form 8-K dated June 13, 2012 and incorporated herein by reference.

24Previously filed with current report on Form 8-K dated December 7, 2012 and incorporated herein by reference.

25Filed herewith.

26Previously filed with current report on Form 8-K dated February 25, 2010 and incorporated herein by reference.

*Executed by United States-based officers of Steiner Leisure in connection with equity grants under the indicated plan.

**Executed by Non-United States-based officers of Steiner Leisure in connection with equity grants under the indicated plan.

#Executed by non-employee directors of Steiner Leisure in connection with equity grants under the indicated plan.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 15, 2013
/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2013
/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2013
/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2013
/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 15, 2013
/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 15, 2013
/s/ DENISE DICKINS Denise Dickins	Director	March 15, 2013
/s/ DAVID S. HARRIS David S. Harris	Director	March 15, 2013
/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 15, 2013

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

Management evaluated our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears on page F-3.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited and subsidiaries

We have audited Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steiner Leisure Limited and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Steiner Leisure Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Steiner Leisure Limited and subsidiaries, and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 15, 2013

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,028	$62,645
Accounts receivable, net	48,646	34,192
Accounts receivable - students, net	17,364	20,594
Inventories	51,293	52,648
Prepaid expenses and other current assets	16,268	21,075
Total current assets	208,599	191,154
PROPERTY AND EQUIPMENT, net	100,545	87,220
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	89,512	90,919
Deferred financing costs, net	3,965	5,334
Deferred customer acquisition costs	9,785	1,452
Other	6,945	8,119
Total other assets	110,207	105,824
Total assets	$747,582	$712,429
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,134	$14,876
Accrued expenses	48,499	47,277
Current portion of long-term debt	24,750	26,500
Current portion of deferred rent	1,039	1,059
Current portion of deferred tuition revenue	22,613	25,521
Current portion of deferred revenue	72,330	51,418
Gift certificate liability	16,639	15,822
Income taxes payable	1,718	2,640
Total current liabilities	205,722	185,113
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	36,128	32,881
Long-term debt, net of current portion	123,750	148,500
Long-term deferred rent	13,244	10,518
Long-term deferred tuition revenue	397	532
Long-term deferred revenue	18,082	12,855
Total non-current liabilities	191,601	205,286
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
Issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,779 shares issued in 2012 and 23,153 shares issued
in 2011	238	232
Additional paid-in capital	178,712	169,339
Accumulated other comprehensive loss	(1,946)	(3,594)
Retained earnings	482,556	429,454
Treasury shares, at cost, 9,124 shares in 2012 and
7,982 shares in 2011	(309,301)	(273,401)
Total shareholders' equity	350,259	322,030
Total liabilities and shareholders' equity	$747,582	$712,429

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Services	$570,569	$470,756	$410,857
Products	240,912	230,876	209,528
Total revenues	811,481	701,632	620,385
COST OF REVENUES:
Cost of services	463,634	382,341	335,118
Cost of products	167,971	160,754	140,956
Total cost of revenues	631,605	543,095	476,074
Gross profit	179,876	158,537	144,311
OPERATING EXPENSES:
Administrative	48,485	41,776	36,133
Salary and payroll taxes	65,619	57,048	53,325
Total operating expenses	114,104	98,824	89,458
Income from operations	65,772	59,713	54,853
OTHER INCOME (EXPENSE), NET:
Interest expense	(6,152)	(2,716)	(3,388)
Other income	823	682	151
Total other income (expense), net	(5,329)	(2,034)	(3,237)
Income before provision for income taxes	60,443	57,679	51,616
PROVISION FOR INCOME TAXES	7,341	6,744	7,293
Net income	$53,102	$50,935	$44,323
INCOME PER SHARE:
Basic	$3.57	$3.39	$2.99
Diluted	$3.53	$3.35	$2.94

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$53,102	$50,935	$44,323
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,648	(191)	(852)
Total other comprehensive income (loss), net of tax	1,648	(191)	(852)
Comprehensive income	$54,750	$50,744	$43,471

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2009	23,206	$232	$139,575	$(2,551)	$334,196	$(254,325)	$217,127
Net income	--	--	--	--	44,323	--	44,323
Foreign currency translation adjustment	--	--	--	(852)	--	--	(852)
Purchase of treasury shares	--	--	--	--	--	(6,621)	(6,621)
Tax benefit from exercise of stock options	--	--	231	--	--	--	231
Stock-based compensation	--	--	8,838	--	--	--	8,838
Forfeiture of restricted share units of common stock	(11)	--	--	--	--	--	--
Issuance of common shares in connection with exercise of share options	85	1	1,758	--	--	--	1,759
Issuance of restricted common shares	335	3	(3)	--	--	--	--
BALANCE, December 31, 2010	23,615	236	150,399	(3,403)	378,519	(260,946)	264,805
Net income	--	--	--	--	50,935	--	50,935
Foreign currency translation adjustment	--	--	--	(191)	--	--	(191)
Purchase of treasury shares	--	--	--	--	--	(12,455)	(12,455)
Tax benefit from exercise of stock options	--	--	121	--	--	--	121
Stock-based compensation	--	--	10,477	--	--	--	10,477
Forfeiture of restricted share units of common stock	(7)	--	--	--	--	--	--
Shares to Ideal Image	125	1	5,659	--	--	--	5,660
Issuance of common shares in connection with exercise of share options	99	1	2,677	--	--	--	2,678
Issuance of restricted common shares	244	3	(3)	--	--	--	--
Correction of prior period shares issued	(923)	(9)	9	--	--	--	--
BALANCE, December 31, 2011	23,153	232	169,339	(3,594)	429,454	(273,401)	322,030

(continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010 (CONTINUED)
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total
Net income	--	--	--	--	53,102	--	53,102
Foreign currency translation adjustment	--	--	--	1,648	--	--	1,648
Purchase of treasury shares	--	--	--	--	--	(35,900)	(35,900)
Tax benefit from exercise of stock options	--	--	95	--	--	--	95
Stock-based compensation	--	--	8,707	--	--	--	8,707
Issuance of common shares in connection with exercise of share options	22	--	577	--	--	--	577
Issuance of restricted common shares	243	2	(2)	--	--	--	--
Correction of prior period shares issued	361	4	(4)	--	--	--	--
BALANCE, December 31, 2012	23,779	$238	$178,712	$(1,946)	$482,556	$(309,301)	$350,259

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,102	$50,935	$44,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,490	15,797	14,791
Stock-based compensation	8,707	10,477	8,838
Provision for doubtful accounts	3,198	2,178	921
Tax benefit from exercise of stock options	(95)	(121)	(231)
Deferred income tax provision	3,247	2,244	1,992
(Increase) decrease in, net of effects of acquisitions:
Accounts receivable	(13,245)	2,730	(7,149)
Inventories	2,083	(735)	(16,522)
Prepaid expenses and other current assets	99	(6,131)	(1,532)
Deferred customer acquisition costs	(8,333)	(1,452)	--
Other assets	1,176	1,023	1,417
Increase (decrease) in, net of effects of acquisitions:
Accounts payable	3,054	(71)	944
Accrued expenses	921	2,238	564
Income taxes payable	(867)	426	(366)
Deferred tuition revenue	(3,043)	(7,306)	1,826
Deferred revenue	26,139	1,050	--
Deferred rent	2,707	(92)	455
Gift certificate liability	773	1,336	1,483
Net cash provided by operating activities	99,113	74,526	51,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,783)	(13,560)	(7,022)
Acquisitions, net of cash acquired	--	(194,276)	--
Post-closing working capital adjustment related to acquisitions	3,614	--	3,895
Net cash used in investing activities	(26,169)	(207,836)	(3,127)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(35,901)	$(12,455)	$(6,621)
Proceeds from long-term debt	--	175,000	--
Payments for long-term debt	(26,500)	(25,000)	(35,500)
Payments of debt issuance costs	--	(4,978)	(156)
Payment of contingent consideration	--	(1,500)	--
Tax benefit from exercise of stock options	95	121	231
Proceeds from share option exercises	577	2,678	1,759
Net cash provided by (used in) financing activities	(61,729)	133,866	(40,287)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	1,168	358	540
NET INCREASE IN CASH
AND CASH EQUIVALENTS	12,383	914	8,880
CASH AND CASH EQUIVALENTS,
Beginning of year	62,645	61,731	52,851
CASH AND CASH EQUIVALENTS,
End of year	$75,028	$62,645	$61,731
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,590	$1,364	$1,993

Income taxes	$4,712	$4,126	$6,001
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued in a business acquisition	$--	$5,660	$--

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

(1)       ORGANIZATION:

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries), a worldwide provider and innovator in the fields of beauty, wellness and education, was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels, luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 31 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

In January 2011, we acquired the assets of The Onboard Spa Company Limited ("Onboard"). Onboard provided spa services and sold spa products on a number of cruise ships. As a result of that acquisition, we provide spa services and sell spa products on the ships previously served by Onboard. In connection with this transaction, the principal owners of Onboard entered into consulting and non-competition agreements with us. The purchase price of this acquisition was $4.5 million, including contingent consideration which was paid from our existing cash. See Note 4.

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

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2012 and 2011, cash and cash equivalents included interest-bearing deposits of $13.5 million and $15.5 million, respectively.

We maintain our cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$46,711	$45,061
Raw materials	4,582	7,587
	$51,293	$52,648

(d)       Property and Equipment -

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Leasehold improvements generally include renewal periods that may be obtained at our option that are considered significant to the continuation of our operations and to the existence of leasehold improvements the value of which would be impaired if we discontinued use of the leased property. Repairs and maintenance and any gains or losses on disposition are included in results of operations.

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. In certain cases, the determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the assets in question. As of December 31, 2012, management was not aware of any impairment of long-lived assets. Unexpected changes in cash flows could result in impairment charges in the future.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. We also provide a reserve for projected product returns based on prior experience. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of "breakage" (non-redemption of a gift certificate after a specified period of time). We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed. We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of income for the years ended December 31, 2012, 2011 and 2010, respectively.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Income. These amounts were $7.1 million, $6.3 million and $7.0 million in 2012, 2011 and 2010, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

The Company recognizes Ideal Image Center ("Center") sales in relation to treatment packages sold at Company-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Center sales revenue is recognized evenly over the average number of treatments provided. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in the consolidated balance sheets. The Company also receives royalties from Ideal Image franchisees. These royalties are recognized in the period earned.

Deferred revenue represents Center contractual treatments of $98.9 million at December 31, 2012, for which payment has been received or a customer financing receivable recorded. Deferred revenues were net of deferred finance fees totaling $8.5 million and $1.0 million at December 31, 2012 and 2011, respectively. These fees will be expensed in the same proportion of the related service revenue.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965 ("HEA"), trade names, leases, licenses and logos related to acquisitions. For definite-lived intangible assets, such costs are amortized on a straight-line basis over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives, and therefore, no amortization occurs, however, they are subject to at least an annual assessment for impairment. Amortization expense related to intangible assets totaled $1.3 million, $1.0 million and $0.3 million in 2012, 2011 and 2010, respectively. Amortization expense is estimated to be $1.1 million in 2013, $0.9 million in 2014, $0.9 million in 2015, $0.4 million in 2016 and $0.3 million in 2017.

A detail of intangibles is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Intangible assets (various, principally trade names, leases, licenses and logos) with definite lives:
Gross carrying amount	$13,509	$13,509
Less accumulated amortization	(9,060)	(7,653)
Amortized intangible assets, net	4,449	5,856

Unamortized intangible assets with indefinite lives:
Trade names	71,549	71,549
Title IV rights	13,514	13,514
Intangible assets with indefinite lives	85,063	85,063
Total intangible assets, net	$89,512	$90,919

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. Annually each January 1, we performed the required annual impairment test for each reporting unit and determined there was no impairment. We have six operating segments: (1) Maritime, (2) Land-based spas, (3) Product Distribution, (4) Training, (5) Schools and (6) Laser Hair Removal. The Maritime, Land-Based spas, Product Distribution, Schools and Laser Hair Removal operating segments have associated goodwill and each of them has been determined to be a reporting unit.

The change in goodwill during 2012 and 2011 was as follows (in thousands):

	Maritime	Land-Based Spas	Product Distribution	Schools	Laser Hair Removal	Total
Balance at December 31, 2010	$8,590	$40,297	$23,695	$42,361	$--	$114,943
Acquired goodwill	2,114	--	--	16,098	195,076	213,288
Balance at December 31, 2011	10,704	40,297	23,695	58,459	195,076	328,231
Acquired goodwill	--	--	--	--	--	--
Balance at December 31, 2012	$10,704	$40,297	$23,695	$58,459	$195,076	$328,231

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit that, determined on a cumulative probability basis, is more than 50% likely of being realized upon ultimate settlement.

(i)       Deferred Customer Acquisition Costs -

Commission costs directly related to the acquisition of contracts with customers for Ideal Image services are deferred and expensed over the average number of treatments provided in the same manner as the related deferred revenue. As of December 31, 2012, customer acquisition costs totaling $9.8 million were deferred and are expected to be expensed during the years ending December 31, 2013 and 2014 at $8.4 million and $1.4 million, respectively.

(j)       Translation of Foreign Currencies -

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of our consolidated statements of income were $0.4 million, ($1.3) million and ($1.2) million in 2012, 2011 and 2010, respectively. The transaction gains (losses) included in the Cost of products caption of our Consolidated Statements of Income were ($1.0) million, ($0.1) million and $0.8 million in 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010

Net income	$53,102	$50,935	$44,323
Weighted average shares outstanding used in
calculating basic earnings per share	14,878	15,013	14,832
Dilutive common share equivalents	174	204	237
Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,052	15,217	15,069

Income per share:
Basic	$3.57	$3.39	$2.99
Diluted	$3.53	$3.35	$2.94
Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	34	77	108

(l)       Use of Estimates -

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite - lived intangible assets and property and equipment, the determination of fair value of assets and liabilities in purchase price allocations, gift certificate breakage revenue, the assumptions related to the determination of stock based compensation and for Center sales, related deferred customer acquisition costs and the determination of the average number of treatments provided.

(m)       Fair Value of Financial Instruments -

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy.  The three levels of inputs used to measure fair value are as follows:

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis and nonrecurring basis. We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three years ended December 31, 2012.

Cash and cash equivalents is reflected in the accompanying Consolidated Financial Statements at cost, which approximated fair value estimated, using Level 1 inputs, as they are maintained with various high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of December 31, 2012 and 2011 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently.

(n)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2012 and 2011, we had one customer that represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. Accounts receivable and Accounts receivable - students are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. Bad debt expense is included within administrative operating expenses in our consolidated statements of income. We write off amounts due from former students and other customers when we conclude that collection is not probable. A roll-forward of the allowance for doubtful accounts is as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$8,525	$8,636	$8,948
Provision	3,198	2,178	921
Write-offs	(810)	(2,289)	(1,233)
Balance at end of year	$10,913	$8,525	$8,636

(o)       Stock-Based Compensation -

We reserved approximately 8,425,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan"), under our 2004 Equity Incentive Plan (the "2004 Plan") under our 2009 Incentive Plan (the "2009 Plan"), under our 2012 Incentive Plan (the "2012 Plan" and, collectively, with the 1996 Plan, the 2004 Plan and the 2009 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the, Equity Plans, the "Plans"). Under the 2012 Plan (awards may no longer be made under the other Plans), restricted share units and other awards may be granted. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, share options and restricted share units outstanding as of December 31, 2012, other than grants to members of the Board of Directors, vest in equal installments over three to five years from the date of grant (i.e., graded vesting), subject to accelerated vesting in certain cases. There is one grant of restricted share units to an officer that vests in its entirety on the third anniversary date from the date of grant. Certain of the restricted share units require for vesting the meeting of certain performance criteria. All share options outstanding under the Directors' Plan as of December 31, 2012 vested one year from the date of grant, subject to accelerated vesting in certain cases. Upon vesting of share options, we issued new common shares to the award recipient.

The grant date fair value of restricted share units is expensed as stock-based compensation over the vesting term using the straight-line recognition method for service-only awards and the accelerated basis for performance based awards with graded vesting. In addition, we estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

Total stock compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $8.7 million, $10.5 million and $8.8 million, respectively, and has been included within salary and payroll taxes in our Consolidated Statements of Income.

Share Options

Share options activity for 2012 is summarized in the following table (in thousands, except share price and years):

Share Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2012	131	$34.00	3.7	$1,494
Granted	--	--
Exercised	(22)	$25.70
Cancelled	--	--
Outstanding at December 31, 2012	109	$35.71	2.9	$1,371
Options exercisable at December 31, 2012	109	$35.71	2.9	$1,371

(1)  Represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2012 is as follows (in thousands, except share data):

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of 12/31/12	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/12	Weighted Average Exercise Price
Low	High
$14.19	$14.19	5	0.9	$14.19	5	$14.19
$20.00	$24.95	3	1.5	$21.00	3	$21.00
$25.00	$29.95	15	1.9	$27.24	15	$27.24
$30.00	$34.99	6	2.5	$34.14	6	$34.14
$35.00	$39.95	55	3.0	$37.49	55	$37.49
$40.00	$42.97	25	3.9	$42.97	25	$42.97
$14.19	$42.97	109	2.9	$35.71	109	$35.71

No share options were granted during the three years ended December 31, 2012. The total intrinsic value of share options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $1.8 million and $2.2 million, respectively. As of December 31, 2012, there was no unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans.

Restricted Share Units

Restricted share units become unrestricted common shares upon vesting on a one-for-one basis. The compensation cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the service period for awards expected to vest. Restricted share activity for 2012 is summarized in the following table (in thousands, except share price):

Restricted Share Unit Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2010	571	$27.42
Granted	341	$41.86
Vested	(311)	$26.77
Cancelled	(11)	$38.64

Non-vested shares at January 1, 2011	590	$38.81
Granted	263	$43.57
Vested	(266)	$35.15
Cancelled	(10)	$41.09

Non-vested shares at January 1, 2012	577	$42.63
Granted	223	$46.10
Vested	(242)	$41.82
Cancelled	(148)	$43.94
Future vesting of non-vested shares estimated at December 31, 2012	410	$44.52

As of December 31, 2012, we had $15.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted share grants, which is recognized over the weighted-average period of 2.2 years after the respective dates of grant. As of December 31, 2011, we had $20.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted share unit grants, which is recognized over the weighted average period of 2.4 years after the respective dates of grant.

(p)       Recent Accounting Pronouncements-

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and will be applied prospectively. We do not currently anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Intangibles-Goodwill and Other" (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We currently do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this guidance on our financial condition.

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, "Intangibles - Goodwill and Other" (Topic 350), "Testing Goodwill for Impairment" ("ASU 2011-08"). This guidance allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011.  If an entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  This guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate, but consecutive, statements. This ASU does not change the items that must be reported in OCI. We adopted ASU 2011-05 as of January 1, 2012. See our Consolidated Statements of Comprehensive Income.

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

(q)        Deferred Financing Costs -

Deferred financing costs primarily relate to the costs of obtaining our former and current credit facilities and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $1.4 million, $1.3 million and $1.6 million in 2012, 2011 and 2010, respectively.

(r)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of our land-based spas, school campuses or Ideal Image centers. These amounts are being amortized over the terms of the respective leases on a straight-line basis. Amortization was $1.0 million, $1.1 million and $1.1 million in 2012, 2011 and 2010, respectively, and was included in cost of revenues in our consolidated statements of income.

(s)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $45.4 million, $21.7 million and $16.4 million in 2012, 2011 and 2010, respectively. Of these amounts, $36.5 million, $14.5 million and $10.0 million are included in cost of revenues in the accompanying consolidated statements of income in 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, the amounts of advertising costs are an immaterial component of prepaid expenses and their current assets.

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

(u)       Seasonality -

A significant portion of our revenues are generated from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally the third quarter and holiday periods result in the highest revenue yields for us. Historically, the revenues of Ideal Image were weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period.

(v)       Shipping and Handling -

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses amounted to $2.8 million, $2.9 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	Useful Life in Years	December 31,
		2012	2011
Furniture and fixtures	5-7	$26,794	$25,292
Computers and equipment	3-8	27,856	20,794
Land	Indefinite	3,000	--
Building	40	4,500	--
Leasehold improvements	Term of lease	135,893	122,646
		198,043	168,732
Less: Accumulated depreciation and amortization		(97,498)	(81,512)
		$100,545	$87,220

Depreciation and amortization expense of property and equipment amounted to $16.7 million, $13.5 million and $12.9 million in 2012, 2011 and 2010, respectively.

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

The following is a summary of the unaudited pro forma historical results, as if Ideal Image had been acquired at January 1, 2010 (in thousands, except per share data).

	Year Ended December 31,
	2011	2010
Total revenues	$764,870	$667,231
Income from operations	$63,832	$51,001
Basic income per share	$3.30	$2.27
Diluted income per share	$3.25	$2.24

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred at January 1, 2010, nor are they necessarily indicative of future operating results.

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

At December 31, 2011, the Company had recorded a receivable from the sellers of Cortiva of $2.6 million related to a post-closing working capital adjustment, which was included in other current assets. During the three months ended March 31, 2012, we received $1.3 million related to this adjustment. During the three months ended June 30, 2012, the determination of the working capital adjustment was completed and $1.3 million was retrospectively reclassified from other current assets to goodwill.

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

(5)       ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Operative commissions	$4,317	$4,240
Minimum cruise line commissions	6,940	6,023
Payroll and bonuses	10,845	11,516
Rent	2,793	2,954
Other	23,604	22,544
Total	$48,499	$47,277

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those operations. These minimum annual payments (See Note 9) are expensed/accrued over the applicable 12-month period.

(6)       LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	December 31,
	2012	2011
Term loan	$148,500	$165,000
Revolving loan	--	10,000
Total long term debt	148,500	175,000
Less: Current portion	24,750	26,500
Long-term debt, net of current portion	$123,750	$148,500

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our then existing lender. The Credit Facility, which was amended in 2012, consists of a $60.0 million revolving credit facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility (referred to collectively as the "Revolving Facility"), with a termination date of November 1, 2016, and a term loan facility (referred to as the "Term Facility"), in the aggregate principal amount equal to $165.0 million and with a maturity date of November 1, 2016.  Concurrently with the effectiveness of the Credit Facility, our then existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility were used to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction and may in the future be used (i) for capital expenditures, (ii) to finance acquisitions permitted under the credit agreement, and (iii) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a base rate, an adjusted LIBO rate or an index rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of adjusted LIBO rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date, November 1, 2016, or earlier, pursuant to certain events, as described in the credit facility or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR index rate loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate, or which is repaid, or prepaid, is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments beginning March 31, 2012. At December 31, 2012, our borrowing rate was 2.72%.

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

All of our long-term debt is denominated in U.S. dollars. Future maturities as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	24,750
2014	24,750
2015	24,750
2016	74,250
$148,500

(7)       SHAREHOLDERS' EQUITY:

In February 2008, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares could be purchased. During 2011, we purchased approximately 264,000 shares for a total of approximately $12.5 million. During 2011, approximately 92,000 shares, with a value of approximately $4.3 million, were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of the employee federal income tax withholding obligations of these employees. During 2012, we purchased approximately 782,000 shares for a total of approximately $35.9 million. During 2012, approximately 80,000 shares with a value of approximately $3.8 million were surrendered by our employees in connection with the vesting of restricted shares and restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations of these employees. The share purchases in connection with the restricted share and restricted share unit vestings were made outside of our repurchase plan. See Note 15, "Subsequent Event."

(8)      INCOME TAXES:

Income before provision for income taxes consists of (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$10,147	$8,356	$4,965
Foreign	50,296	49,323	46,651
	$60,443	$57,679	$51,616

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. Federal	$3,247	$2,244	$1,992
U.S. State	177	269	250
Foreign	3,917	4,231	5,051
	$7,341	$6,744	$7,293

Current	$4,094	$4,500	$5,301
Deferred	3,247	2,244	1,992
	$7,341	$6,744	$7,293

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision using statutory U.S. federal tax rate	$21,152	$20,188	$18,066
Income earned in jurisdictions not subject to income taxes	(12,362)	(11,712)	(8,916)
Impact of foreign tax rates	(1,449)	(1,732)	(1,857)
	$7,341	$6,744	$7,293

The following is a summary of the significant components of our deferred income tax assets and liabilities (in thousands):

	December 31, 2012	December 31, 2011
Deferred income tax assets:
Net operating loss carry-forwards	$34,839	$32,933
Gift certificates	2,437	2,936
Depreciation and amortization	1,649	1,650
Interest	1,754	1,754
Accounts receivable allowances	4,477	2,995
Lease obligations	2,464	2,603
Unicap and inventory reserves	781	834
Other accruals	696	266
Deferred revenue	7,831	8,800
Total deferred income tax assets	56,928	54,771
Valuation allowance	(52,551)	(51,536)
	4,377	3,235
Deferred income tax liabilities:
Goodwill amortization	(21,195)	(17,947)
Intangibles	(17,233)	(17,233)
Stock compensation	(1,430)	(289)
Other accruals	(647)	(647)
Total deferred income tax liabilities	(40,505)	(36,116)

Net deferred income tax liabilities	$(36,128)	$(32,881)

Our U.S. subsidiaries have available net federal operating loss carry forwards ("NOLs") of approximately $89.4 million, which are available through 2031 to offset future taxable income. The tax benefit of such NOLs are recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined that, based on the recent results of operations of our subsidiaries, it is not more likely than not that future taxable income of the subsidiaries will be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance was increased by approximately $1.0 million, $14.5 million and $1.5 million in 2012, 2011 and 2010, respectively.

We do not expect to incur income taxes on future distributions of undistributed earnings of our foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

The Company is subject to routine audit by U.S. federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable includes amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. We are under examination by Inland Revenue, in the United Kingdom, for the year ended December 31, 2009. The results of this examination cannot presently be determined.

There are no unrecognized tax benefits that, if recognized, would materially affect our effective tax rate.

(9)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2012 (in thousands):

Year	Amount
2013	$94,081
2014	7,800
$101,881

The cruise line agreements have specified terms, ranging from one to six years with an average remaining term per ship of approximately two years as of February 13, 2013 (unaudited). Cruise line agreements that expire within one year covered 44 of the 156 ships served by us as of February 13, 2013 (unaudited). These 44 ships accounted for approximately 15.0% of our 2012 revenues. Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of our total revenues in each of the three years ended December 31, 2012: Carnival (including Carnival, Carnival Australia, Costa, Cunard (which we began serving again in October 2010), Holland America, Ibero, P&O, P&O European Ferries (which we ceased serving in January 2010), Princess and Seabourn cruise lines): 25.7%, 29.9%, and 29.3%, and Royal Caribbean (including Royal Caribbean, Celebrity, Pullmantur and Azamara cruise lines): 14.8%, 16.7% and 17.3%. These companies, combined, accounted for 128 of the 156 ships served by us as of February 13, 2013. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the owners of the venues where our land-based spas, schools and Ideal Image centers are located. Our land-based spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our land-based spas and all of our schools and Ideal Image centers, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $31.6 million, $24.6 million and $18.0 million in rental expense under operating leases in 2012, 2011 and 2010, respectively.

Minimum annual commitments under operating leases at December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$24,445
2014	24,360
2015	21,111
2016	15,263
2017	12,350
Thereafter	28,361
$125,890

(c)       Employment and Consulting Agreements -

We have entered into one-year employment agreements, subject to renewal, with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $4.3 million, $2.9 million and $2.7 million in compensation expense under these employment agreements in 2012, 2011 and 2010, respectively.

Future minimum annual commitments under our employment agreements at December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$3,838

(d)       Product Supply and Equipment -

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, Remède, Laboratoire Remède, Mandara Spa, Mandara and Jou brands. Many of our products are produced for us by premier United States and European manufacturers. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could adversely impact our results of operations and financial condition.

Ideal Image depends on a single manufacturer as the source of its laser hair removal equipment. Ideal Image does not have an agreement with this manufacturer which would require the manufacturer to continue providing these devices to Ideal Image. If Ideal Image were unable to continue to acquire this equipment from this manufacturer, Ideal Image would be required to seek another manufacturer of these devices or a manufacturer of alternative devices and we cannot assure you that the devices we currently use or equivalent devices would be available at prices that are economically beneficial to us or otherwise. Any lack of availability for more than a brief period of time of the equipment we use to provide our laser hair removal services could adversely impact our results of operations and financial condition.

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

Consequently, each of our schools is subject to the extensive requirements of the HEA and the regulations promulgated by the DOE, as well as to the separate requirements of its respective state licensing and accrediting agencies.  These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure.  Any failure to comply with the HEA or DOE regulations, state laws or regulations, or accrediting body standards could subject any or all of our schools to loss of eligibility to participate in the Title IV Programs, loss of state licensure or accreditation, monetary liabilities with respect to funds determined to have been improperly disbursed, fines or other sanctions.  Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances or whether each of our schools will be able to comply with all of the requirements in the future.  Because a majority of our students pay their tuition with financial assistance from the Title IV Programs, the continued eligibility to participate in these programs is critical to the success of our schools.  Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.  Any loss or limitation on the eligibility of our schools to participate in the Title IV Programs could adversely affect our schools' results of operations and financial condition.

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

As previously reported, in April 2011, a complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al) on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action.  The parties to this action have agreed to settle the matter.  Because of the putative class action nature of the lawsuit, that agreement is subject to approval by the court.  While the court has issued a preliminary approval of the settlement agreement, final court approval has not yet been granted.  Management currently believes that the amount of such liability would not be material to the Company's financial condition, results of operations and cash flows.

(10)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease for this new facility. The lessor for this facility is a company which is owned by certain members of the family of our Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense (denominated in U.K. Pound Sterling and converted to U.S. Dollars based on exchange rates then in effect) totaled $0.3 million in each of the three years ended December 31, 2012. Future annual commitments under the lease are $0.3 million for the remaining term of the lease, subject to increases in 2015.

(11)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. For the years ended December 31, 2012, 2011 and 2010, the aggregate contribution to the plan was $1.1 million, $1.0 million and $1.1 million, respectively.

(12)       SEGMENT INFORMATION:

Our Maritime and Land-Based Spas operating segments are aggregated into a reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, our operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer in determining how to allocate the Company's resources and evaluate performance.

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

Information about our segments is as follows (in thousands):

Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Total Assets

2012
Spa Operations	$507,326	$42,477	$10,926	$2,977	$210,757
Products	164,714	17,548	1,807	2,213	178,108
Schools	78,365	3,843	1,071	1,563	131,355
Laser Hair Removal	93,591	7,728	3,866	15,408	286,170
Other	(32,515)	(5,824)	1,820	7,622	(58,808)
	$811,481	$65,772	$19,490	$29,783	$747,582

2011
Spa Operations	$497,532	$40,903	$10,870	$7,603	$221,524
Products	154,779	10,176	1,703	2,878	176,703
Schools	67,527	11,152	990	486	131,179
Laser Hair Removal	12,104	1,739	516	1,756	263,429
Other	(30,310)	(4,257)	1,718	837	(80,406)
	$701,632	$59,713	$15,797	$13,560	$712,429

2010
Spa Operations	$445,164	$31,335	$10,062	$4,971	$213,090
Products	133,072	10,187	1,815	1,045	160,014
Schools	66,630	15,963	1,054	622	93,164
Other	(24,481)	(2,632)	1,860	384	(65,373)
	$620,385	$54,853	$14,791	$7,022	$400,895

Included in Spa Operations, Products, Laser Hair Removal and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $58.4 million, respectively, as of December 31, 2012 and December 31, 2011.

Products segment revenues excluding intercompany transactions was $129.9 million, $122.3 million and $110.0 million for the years ended December 2012, 2011 and 2010, respectively.

(13)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the countries in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
United States	$303,213	$206,110	$183,408
United Kingdom	69,804	66,055	57,852
Not connected to a country	404,596	395,743	345,349
Other	33,868	33,724	33,776
Total	$811,481	$701,632	$620,385

	December 31,
	2012	2011
Property and Equipment, net
United States	$75,156	$60,194
United Kingdom	6,568	5,951
Not connected to a country	1,505	1,264
Other	17,316	19,811
Total	$100,545	$87,220

(14)       UNAUDITED QUARTERLY DATA (in thousands, except per share data):

	Fiscal Year 2012				Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$198,533	$197,481	$204,388	$211,079	$167,999	$168,392	$179,356	$185,885
Gross profit	$45,642	$45,713	$41,203	$47,318	$38,274	$37,708	$39,959	$42,596
Administrative, salary and payroll taxes	$27,914	$28,702	$25,414	$32,074	$21,893	$22,999	$26,313	$27,619
Net income	$14,570	$14,071	$12,626	$11,835	$13,629	$13,224	$11,772	$12,310
Basic earnings per share	$0.96	$0.93	$0.86	$0.81	$0.91	$0.88	$0.79	$0.82
Diluted earnings per share	$0.95	$0.92	$0.85	$0.81	$0.90	$0.87	$0.77	$0.81
As a Percentage of Revenues:
Gross profit	23.0%	23.1%	20.2%	22.4%	22.8%	22.4%	22.3%	22.9%
Administrative, salary and payroll taxes	14.1%	14.5%	12.4%	15.2%	13.0%	13.7%	14.7%	14.9%
Net income	7.3%	7.1%	6.2%	5.6%	8.1%	7.9%	6.6%	6.6%

(15)       SUBSEQUENT EVENT:

On February 27, 2013, the Board of Steiner Leisure approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2008 was terminated. A total of approximately $7.2 million remained available for share repurchases under that plan at the time it was terminated.