Form 10-Q
period 2013-03-31
STEINER LEISURE Ltd
filed 2013-05-09
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

On April 29, 2013, the registrant had 14,669,788 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$71,610	$75,028
Accounts receivable, net	42,734	48,646
Accounts receivable - students, net	24,533	17,364
Inventories	55,601	51,293
Prepaid expenses and other current assets	18,337	16,268
Total current assets	212,815	208,599
PROPERTY AND EQUIPMENT, NET	99,531	100,545
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	89,139	89,512
Other	21,121	20,695
Total other assets	110,260	110,207
Total assets	$750,837	$747,582
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,728	$18,134
Accrued expenses	45,722	50,217
Current portion of long-term debt	14,750	24,750
Current portion of deferred rent	1,037	1,039
Current portion of deferred tuition revenue	28,730	22,613
Current portion of deferred revenue	76,326	72,330
Gift certificate liability	15,642	16,639
Total current liabilities	201,935	205,722
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	36,998	36,128
Long-term debt, net of current portion	117,562	123,750
Long-term deferred rent	13,330	13,244
Long-term deferred tuition revenue	333	397
Long-term deferred revenue	19,082	18,082
Total non-current liabilities	187,305	191,601

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)
	March 31,	December 31,
	2013	2012
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,801 issued in 2013 and 23,779 shares issued in 2012	238	238
Additional paid-in capital	181,119	178,712
Accumulated other comprehensive loss	(3,201)	(1,946)
Retained earnings	495,296	482,556
Treasury shares, at cost, 9,179 shares in 2013 and 9,124
shares in 2012	(311,855)	(309,301)
Total shareholders' equity	361,597	350,259
Total liabilities and shareholders' equity	$750,837	$747,582

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Services	$151,312	$141,442
Products	60,702	57,091
Total revenues	212,014	198,533
COST OF REVENUES:
Cost of services	121,114	112,278
Cost of products	40,677	40,613
Total cost of revenues	161,791	152,891
Gross profit	50,223	45,642
OPERATING EXPENSES:
Administrative	14,812	10,779
Salary and payroll taxes	19,637	17,135
Total operating expenses	34,449	27,914
Income from operations	15,774	17,728
OTHER INCOME (EXPENSE), NET:
Interest expense	(1,419)	(1,587)
Other income	144	246
Total other income (expense), net	(1,275)	(1,341)
Income before provision for income taxes	14,499	16,387
PROVISION FOR INCOME TAXES	1,759	1,817
Net income	$12,740	$14,570
INCOME PER SHARE:
Basic	$0.87	$0.96
Diluted	$0.86	$0.95

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$12,740	$14,570
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,255)	1,146
Total other comprehensive income (loss), net of taxes	(1,255)	1,146
Comprehensive income	$11,485	$15,716

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,740	$14,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,158	4,788
Stock-based compensation	2,407	2,940
Provision for doubtful accounts	866	717
Deferred income tax provision	870	870

Changes in:
Accounts receivable	(3,473)	(10,304)
Inventories	(5,278)	1,285
Prepaid expenses and other current assets	(2,205)	(111)
Other assets	(790)	(2,830)
Accounts payable	1,957	1,340
Accrued expenses	(4,122)	(10,672)
Deferred tuition revenue	6,053	3,031
Deferred revenue	4,996	8,496
Deferred rent	84	(249)
Gift certificate liability	(935)	(730)
Net cash provided by operating activities	18,328	13,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,792)	(4,271)
Post-closing working capital adjustments related to acquisitions	--	3,614
Net cash used in investing activities	(3,792)	(657)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(2,554)	$(808)
Payments for long-term debt	(16,188)	(14,125)
Proceeds from share option exercises	--	354
Net cash used in financing activities	(18,742)	(14,579)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	788	(344)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(3,418)	(2,439)
CASH AND CASH EQUIVALENTS,
Beginning of period	75,028	62,645
CASH AND CASH EQUIVALENTS,
End of period	$71,610	$60,206
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$1,052	$1,318

Income taxes	$1,112	$1,962

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). The December 31, 2012 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2012 audited Consolidated Balance Sheet included in our 2012 Annual Report.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable - students, recovery of long-lived assets and goodwill and other intangible assets, determination of deferred income taxes, including valuation allowances, useful lives of definite-lived intangible assets and property and equipment, determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage revenue, assumptions related to the determination of stock-based compensation, for Ideal Image Center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided.
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

Our significant account policies were described in Note 2 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2013 unless as otherwise described below.
(a)	Principles of Consolidation and Basis of Presentation

We hold variable interests in certain Ideal Image entities. These entities were set up for regulatory compliance purposes. We bear the benefits and risks of loss from operating those entities through contractual agreements. Our condensed consolidated financial statements include the operating results of those entities.
(b)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Finished goods	$51,027	$46,711
Raw materials	4,574	4,582
	$55,601	$51,293

(c)	Revenue Recognition

The Company recognizes Ideal Image Center ("Center") sales in relation to laser hair removal treatment packages sold at Company-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Center sales revenue is recognized evenly over the average number of treatments provided. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in the consolidated balance sheets. The Company also receives royalties from Ideal Image franchisees. These royalties are recognized in the period earned. During the three months ended March 31, 2013, some of our treatment packages include certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative standalone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered.
(d)	Income Taxes

The majority of our income is generated outside of the United States. We believe a large percentage of our shipboard services income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation.

(e)	Translation of Foreign Currencies

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately ($1.7 million) and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately $0.6 million and ($0.9 million) for the three months ended March 31, 2013 and 2012, respectively.
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

	Three Months Ended
	March 31,
	2013	2012

Net income	$12,740	$14,570

Weighted average shares outstanding used in calculating basic earnings per share	14,647	15,189
Dilutive common share equivalents	111	189
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,758	15,378

Income per common share:
Basic	$0.87	$0.96

Diluted	$0.86	$0.95

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	7	--

The Company issued 12,000 of its common shares upon the exercise of share options during the three months ended March 31, 2012. No options were exercised during the three months ended March 31, 2013.
(g)	Stock-Based Compensation

The Company granted approximately 20,000 restricted share units during the three months ended March 31, 2013. No stock-based awards were granted during the three months ended March 31, 2012.

(h)	Recent Accounting Pronouncements

In January 2013, we adopted authoritative guidance issued in 2012 regarding the periodic impairment testing of indefinite-lived intangible assets.  The new guidance allows an entity to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets might be impaired and, based on this assessment, to determine whether it is necessary to perform the quantitative impairment tests.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2013, we adopted authoritative guidance regarding the presentation of amounts reclassified from accumulated other comprehensive income (loss) to net income.  The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense).  We elected to present this information in a single note. See Note 8. Changes in Accumulated Other Comprehensive Loss for our disclosures required under this guidance.

In March 2013, amended guidance was issued regarding the release of cumulative translation adjustments into net income.  The new guidance provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity.  This guidance will be effective for our interim and annual reporting periods beginning after December 15, 2013.  The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements, but will have an impact on the accounting for future sales of investments or changes in control of foreign entities.
(i)	Fair Value Measurements

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

In accordance with US GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis and nonrecurring basis. We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013, or 2012.

Cash and cash equivalents, is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair value of our term loan was estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair value of the term loan was determined using applicable interest rates as of March 31, 2013 and December 31, 2012 and approximate the carrying value of such debt.

(j)	Seasonality

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

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2012.
(5)	SHAREHOLDERS' EQUITY:

On February 27, 2013, the Board of Steiner Leisure approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2008 was terminated. During the three months ended March 31, 2013 and 2012, respectively, we purchased approximately 55,000 and 16,000 shares, with a value of approximately $2.6 million and $0.8 million, respectively. Of those shares purchased, 7,000 and 16,000 shares for the three months ended March 31, 2013 and 2012, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.
(6)	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2013 (in thousands):

Foreign Currency Translation Adjustments
Accumulated comprehensive loss at beginning of the year	$(1,946)
Other comprehensive loss before reclassifications	(1,255)
Amounts reclassified from accumulated other comprehensive loss	--
Net current-period other comprehensive loss	(1,255)
Ending balance	$(3,201)

All amounts are after tax. Amounts in parenthesis indicate debits.
(7)	SEGMENT INFORMATION:

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

We operate in four reportable segments: (1) Spa Operations, which sells spa services and beauty products onboard cruise ships, on land at hotels and at day spas; (2) Products, which sells a variety of high quality beauty products to third parties through channels other than those above; (3) Schools, which offers programs in massage therapy and skin care; and (4) Laser Hair Removal, which sells laser hair removal services and certain of our products. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Spa Operations	$130,403	$127,700
Products	42,382	35,536
Schools	19,860	21,130
Laser Hair Removal	31,692	19,973
Other	(12,323)	(5,806)
Total	$212,014	$198,533
Income from Operations:
Spa Operations	$11,862	$10,876
Products	3,766	1,821
Schools	1,122	2,259
Laser Hair Removal	3,714	2,613
Other	(4,690)	159
Total	$15,774	$17,728

	March 31,	December 31,
	2013	2012
Identifiable Assets:
Spa Operations	$213,911	$210,757
Products	184,402	178,108
Schools	125,455	131,355
Laser Hair Removal	291,915	286,170
Other	(64,846)	(58,808)
Total	$750,837	$747,582

Included in Spa Operations, Products, Laser Hair Removal and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $58.4 million, respectively, as of March 31, 2013 and December 31, 2012.

Products segment revenues excluding intercompany transactions was $30.0 million and $29.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

(8)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
United States	$84,239	$73,338
United Kingdom	15,085	14,980
Not connected to a country	104,156	100,719
Other	8,534	9,496
Total	$212,014	$198,533

	March 31,	December 31,
	2013	2012
Property and Equipment, net:
United States	$75,538	$75,156
United Kingdom	5,885	6,568
Not connected to a country	1,529	1,505
Other	16,579	17,316
Total	$99,531	$100,545

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

A significant portion of our revenues are generated from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. These industries are subject to significant risks, described in our Annual Report on Form 10-K for the year ended December 31, 2012 that could affect our results of operations.

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

As a consequence of these economic conditions, our results of operations and financial condition for 2011 and 2012 were adversely affected. A worsening of the more severe aspects of the economic slowdown or continuing increases in fuel prices could have a material adverse effect on our services and product sales.

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

Our critical accounting policies are included in our 2012 Annual Report. We believe that there have been no significant changes during the quarter ended March 31, 2013 to the critical accounting policies disclosed in our 2012 Annual Report, except as described below.

Revenue Recognition

The Company recognizes Center sales in relation to laser hair removal treatment packages sold at Company-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Center sales revenue is recognized evenly over the average number of treatments provided. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in the consolidated balance sheets. The Company also receives royalties from Ideal Image franchisees. These royalties are recognized in the period earned. During the three months ended March 31, 2013, some of our treatment packages include certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative standalone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered.

Recent Accounting Pronouncements

Refer to Note 3(i) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Services	71.4%	71.2%
Products	28.6	28.8
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	57.1	56.6
Cost of products	19.2	20.5
Total cost of revenues	76.3	77.1
Gross profit	23.7	22.9
Operating expenses:
Administrative	7.0	5.4
Salary and payroll taxes	9.3	8.6
Total operating expenses	16.3	14.0
Income from operations	7.4	8.9
Other income (expense), net:
Interest expense	(0.7)	(0.8)
Other income	0.1	0.1
Total other income (expense), net	(0.6)	(0.7)
Income before provision for income taxes	6.8	8.2
Provision for income taxes	0.8	0.9
Net income	6.0%	7.3%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2013 and 2012, respectively, were as follows (in thousands):

	Three Months Ended March 31,		% Change
Revenue:	2013	2012
Spa Operations	$130,403	$127,700	2.1%
Products	42,382	35,536	19.3%
Schools	19,860	21,130	(6.0%)
Laser Hair Removal	31,692	19,973	58.7%
Other	(12,323)	(5,806)	N/A
Total	$212,014	$198,533	6.8%

Total revenues increased approximately 6.8%, or $13.5 million, to $212.0 million in the first quarter of 2013 from $198.5 million in the first quarter of 2012. Of this increase, $9.9 million was attributable to an increase in services revenues and $3.6 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues increased approximately 2.1%, or $2.7 million, to $130.4 million in the first quarter of 2013 from $127.7 million in the first quarter of 2012. Average weekly revenues for our land-based spas decreased 1.4% to $30,373 in the first quarter of 2013 from $30,801 in the first quarter of 2012. We had an average of 2,688 shipboard staff members in service in the first quarter of 2013, compared to an average of 2,646 shipboard staff members in service in the first quarter of 2012. Revenues per shipboard staff per day increased by 3.1% to $431 in the first quarter of 2013 from $418 in the first quarter of 2012. Average weekly revenues for our shipboard spas increased by 1.1% to $52,852 in the first quarter of 2013 from $52,267 in the first quarter of 2012. The increases in revenues and the key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Revenues. Product segment revenues increased approximately 19.3% or $6.9 million to $42.4 million in the first quarter of 2013 from $35.5 million in the first quarter of 2012. Excluding intercompany product sales, product revenues were flat for the three months ended March 31, 2013 and 2012.

Schools Revenues. Schools segment revenues decreased approximately 6.0%, or $1.2 million to $19.9 million in the first quarter of 2013 from $21.1 million in the first quarter of 2012. This decrease in revenues was primarily attributable to decreased student populations. The decrease in student populations was primarily attributable to less financial aid being available to prospective students.

Laser Hair Removal Revenues. The increase in revenues was primarily attributable to the opening of 20 new Centers in 2012 and the introduction of the sale of treatment packages that include certain of our products during the three months ended March 31, 2013.

COST OF SERVICES

Cost of services increased $8.8 million to $121.1 million in the first quarter of 2013 from $112.3 million in the first quarter of 2012. Cost of services as a percentage of services revenues increased to 80.0% in the first quarter of 2013 from 79.4% in the first quarter of 2012. This increase was primarily due to the weak revenue performance of our Schools segment while our costs have increased.

COST OF PRODUCTS

Cost of products increased $0.1 million to $40.7 million in the first quarter of 2013 from $40.6 million in the first quarter of 2012. Cost of products as a percentage of products revenue decreased to 67.0% in the first quarter of 2013 from 71.1% in the first quarter of 2012. These decreases were primarily attributable to higher margin products that were sold in the first quarter of 2013 compared to the first quarter of 2012.

OPERATING EXPENSES

Operating expenses increased $6.5 million to $34.4 million in the first quarter of 2013 from $27.9 million in the first quarter of 2012. Operating expenses as a percentage of revenues increased to 16.3% in the first quarter of 2013 from 14.0% in the first quarter of 2012. This increase is primarily attributed to the impact of foreign exchange losses of approximately $1.7 million in the first quarter 2013 and costs incurred to support 20 new Centers. The first quarter of 2012 had a foreign exchange gain of $0.9 million.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2013 and 2012, respectively, was as follows (in thousands):

	For the Three Months Ended March 31,		% Change
Income from Operations:	2013	2012
Spa Operations	$11,862	$10,876	9.1%
Products	3,766	1,821	106.8%
Schools	1,122	2,259	(50.3%)
Laser Hair Removal	3,714	2,613	42.1
Other	(4,690)	159	N/A
Total	$15,774	$17,728	(11.0%)

The increase in operating income in the Spa Operations segment was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our products and services. Excluding intercompany profits, the income from operations for the Products Segment was flat. The decrease in the operating income in the Schools segment was primarily attributable to lower student populations. The decrease in student populations was primarily attributable to less financial aid being available to prospective students. The increase in operating income in the Laser Hair Removal segment was primarily attributable to the opening of 20 new Centers in 2012 and the introduction of the sale of treatment packages that include certain of our products during the three months ended March 31, 2013.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to decreased interest expense due to the payments made on our term loan.

PROVISION FOR INCOME TAXES

Provision for income taxes was $1.8 million in both the first quarter of 2013 and 2012, respectively. Provision for income taxes reflected an overall effective rate of 12.1% in the first quarter of 2013 and 11.1% in the first quarter of 2012. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the first quarter of 2013 than such income represented in the first quarter of 2012.

NET INCOME

Net income was $12.7 million in the first quarter of 2013 compared to $14.6 million in the first quarter of 2012. This decrease was primarily attributed to a foreign exchange loss of $1.1 million which primarily resulted from the weakening of the British pound against the U.S. dollar in the first quarter of 2013 and a decline in operating income in the Schools segment due primarily to lower enrollments.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2013, net cash provided by operating activities was approximately $18.3 million, compared with $13.1 million for the three months ended March 31, 2012. This increase was attributable to increases in a number of working capital items.

During the three months ended March 31, 2013, cash used in investing activities was $3.8 million compared with $0.7 million for the three months ended March 31, 2012. This increase was primarily attributable to the receipt of $3.6 million in 2012 related to post-closing working capital adjustments related to acquisitions which closed in 2011.

During the three months ended March 31, 2013, cash used in financing activities was $18.7 million compared with $14.6 million for the three months ended March 31, 2012. This increase in cash used in financing activities was primarily attributable to the prepayment of an additional $10.0 million of our term loan and the purchase of additional treasury shares during the three months ended March 31, 2013.

Steiner Leisure had working capital of approximately $10.9 million at March 31, 2013, compared to working capital of approximately $2.9 million at December 31, 2012.

In February 2013, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the three months ended March 31, 2013 and 2012, respectively, we purchased approximately 55,000 and 16,000 shares, with a value of approximately $2.6 million and $0.8 million, respectively. Of those shares purchased, 7,000 and 16,000 shares for the three months ended March 31, 2013 and 2012, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

For the remainder of 2013, we plan on opening 28 new Centers. In connection with the opening of those new Centers, we anticipate on incurring capital expenditures of approximately $14.0 million.

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

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments, which payments began on March 31, 2012. At March 31, 2013, our borrowing rate was 2.70%.

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
    the number, anticipated opening dates, and anticipated costs related to new spas, schools and Ideal Image centers;
    the anticipated enrollments of students at our schools; and
    future channels for distribution of our products.

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There were no material changes during the first quarter of 2013 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 through January 31, 2013	--	$--	--	$7,242,563
February 1, 2013 through February 28, 2013	--	--	--	100,000,000
March 1, 2013 through March 31, 2013	54,858	46.55	47,556	97,791,311
Total	54,858	$46.55	47,556	$97,791,311

(1)   During the first quarter, 48,000 shares with a value of $2.2 million were purchased through the Company's only repurchase plan, which was approved on February 27, 2013 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $2,208,689 of our common shares have been purchased to date.

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

Dated: May 9, 2013	STEINER LEISURE LIMITED
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