Form 10-Q
period 2013-06-30
STEINER LEISURE Ltd
filed 2013-08-07
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Large accelerated filer [ X ]    Accelerated filer [ ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 29, 2013, the registrant had 14,653,938 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$82,946	$75,028
Accounts receivable, net	46,039	48,646
Accounts receivable - students, net	18,069	17,364
Inventories	56,505	51,293
Prepaid expenses and other current assets	16,732	16,268
Total current assets	220,291	208,599
PROPERTY AND EQUIPMENT, NET	103,450	100,545
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	88,899	89,512
Other	24,050	20,695
Total other assets	112,949	110,207
Total assets	$764,921	$747,582
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,226	$18,134
Accrued expenses	52,354	50,217
Current portion of long-term debt	12,231	24,750
Current portion of deferred rent	1,026	1,039
Current portion of deferred tuition revenue	23,040	22,613
Current portion of deferred revenue	82,310	72,330
Gift certificate liability	15,331	16,639
Total current liabilities	208,518	205,722
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	37,868	36,128
Long-term debt, net of current portion	107,023	123,750
Long-term deferred rent	13,505	13,244
Long-term deferred tuition revenue	351	397
Long-term deferred revenue	20,577	18,082
Total non-current liabilities	179,324	191,601

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)
	June 30,	December 31,
	2013	2012
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized,
23,831 issued in 2013 and 23,779 shares issued in 2012	239	238
Additional paid-in capital	184,395	178,712
Accumulated other comprehensive loss	(3,241)	(1,946)
Retained earnings	507,588	482,556
Treasury shares, at cost, 9,180 shares in 2013 and 9,124
shares in 2012	(311,902)	(309,301)
Total shareholders' equity	377,079	350,259
Total liabilities and shareholders' equity	$764,921	$747,582

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Services	$145,000	$140,803	$296,312	$282,245
Products	62,653	56,678	123,355	113,769
Total revenues	207,653	197,481	419,667	396,014
COST OF REVENUES:
Cost of services	120,093	113,086	241,207	225,364
Cost of products	42,007	38,682	82,684	79,295
Total cost of revenues	162,100	151,768	323,891	304,659
Gross profit	45,553	45,713	95,776	91,355
OPERATING EXPENSES:
Administrative	12,329	12,912	27,141	23,691
Salary and payroll taxes	18,285	15,790	37,922	32,925
Total operating expenses	30,614	28,702	65,063	56,616
Income from operations	14,939	17,011	30,713	34,739
OTHER INCOME (EXPENSE), NET:
Interest expense	(1,137)	(1,537)	(2,556)	(3,124)
Other income	159	92	303	338
Total other income (expense), net	(978)	(1,445)	(2,253)	(2,786)
Income before provision for income taxes	13,961	15,566	28,460	31,953
PROVISION FOR INCOME TAXES	1,669	1,495	3,428	3,312
Net income	$12,292	$14,071	$25,032	$28,641
INCOME PER SHARE:
Basic	$0.84	$0.93	$1.71	$1.89
Diluted	$0.83	$0.92	$1.69	$1.87

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$12,292	$14,071	$25,032	$28,641
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(40)	(713)	(1,295)	433
Total other comprehensive income (loss), net of taxes	(40)	(713)	(1,295)	433
Comprehensive income	$12,252	$13,358	$23,737	$29,074

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,032	$28,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,957	9,556
Stock-based compensation	4,807	5,500
Provision for doubtful accounts	1,854	1,387
Deferred income tax provision	1,740	1,740

Changes in:
Accounts receivable	(1,301)	(8,590)
Inventories	(6,151)	2,514
Prepaid expenses and other current assets	(585)	(83)
Other assets	(3,293)	(4,571)
Accounts payable	4,429	(36)
Accrued expenses	2,517	(9,383)
Deferred tuition revenue	381	(534)
Deferred revenue	12,475	15,384
Deferred rent	248	(340)
Gift certificate liability	(1,247)	(671)
Net cash provided by operating activities	50,863	40,514
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,338)	(16,872)
Post-closing working capital adjustments related to acquisitions	--	3,614
Net cash used in investing activities	(12,338)	(13,258)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(2,601)	$(18,552)
Payments for long-term debt	(29,246)	(18,250)
Payments of debt issuance costs	(352)	--
Proceeds from share option exercises	875	491
Net cash used in financing activities	(31,324)	(36,311)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	717	336
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	7,918	(8,719)
CASH AND CASH EQUIVALENTS,
Beginning of period	75,028	62,645
CASH AND CASH EQUIVALENTS,
End of period	$82,946	$53,926
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$1,908	$2,373

Income taxes	$1,729	$3,127

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2013 and cash flows for the six months then ended are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). The December 31, 2012 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2012 audited Consolidated Balance Sheet included in our 2012 Annual Report.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable - students, recovery of long-lived assets and goodwill and other intangible assets, determination of deferred income taxes, including valuation allowances, useful lives of definite-lived intangible assets and property and equipment, determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage revenue, assumptions related to the determination of stock-based compensation, for Ideal Image Center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided, the allocation of arrangement consideration between services and products for treatment packages that include our products.
(2)	ORGANIZATION:

Steiner Leisure Limited, a worldwide provider and innovator in the fields of beauty, wellness and education, was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels, luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image centers (the "Centers"), we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 31 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2013 unless as otherwise described below.
(a)	Principles of Consolidation and Basis of Presentation

We hold variable interests in physician-owned entities that provide medical services to the Centers' guests. These entities were set up for regulatory compliance purposes. We bear the benefits and risks of loss from operating those entities through contractual agreements. Our condensed consolidated financial statements include the operating results of those entities.
(b)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2013	2012

Finished goods	$51,888	$46,711
Raw materials	4,617	4,582
	$56,505	$51,293

(c)	Revenue Recognition

We recognize Centers' sales in relation to laser hair removal treatment packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of treatments provided, and is included in Services Revenues in our consolidated statements of income. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2013, some of our treatment packages included certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative stand-alone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned center locations, such  as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are included in Cost of Products to the extent they relate to the sale of products in our condensed consolidated statements of income. All corporate related payroll and other corporate related expenses are included in Salary and Payroll and Administrative expenses in our condensed consolidated statements of income.

We also receive royalties from Ideal Image franchisees. These royalties from franchised Ideal Image Center operations are recognized in the period earned and are recorded in Services Revenues in our condensed consolidated statements of income. There are no related direct costs associated with these royalties.

(d)	Income Taxes

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $0.2 million and ($1.0 million) for the three months ended June 30, 2013 and 2012, respectively, and approximately ($1.5 million) and ($0.1 million) for the six months ended June 30, 2013 and 2012, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately $0.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.8 million and ($0.5 million) for the six months ended June 30, 2013 and 2012, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$12,292	$14,071	$25,032	$28,641

Weighted average shares outstanding used in calculating basic earnings per share	14,635	15,061	14,641	15,124
Dilutive common share equivalents	173	213	142	202
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,808	15,274	14,783	15,326

Income per common share:
Basic	$0.84	$0.93	$1.71	$1.89

Diluted	$0.83	$0.92	$1.69	$1.87

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	2	1	4	1

The Company issued approximately 23,000 and 4,000 of its common shares upon the exercise of share options during the three months ended June 30, 2013 and 2012, respectively, and issued approximately 23,000 and 16,000 of its common shares upon exercise of share options during the six months ended June 30, 2013 and 2012, respectively.
(g)	Stock-Based Compensation

The Company granted approximately 10,000 and 11,000 restricted share units during the three months ended June 30, 2013 and 2012, respectively, and 30,000 and 11,000 restricted share units during the six months ended June 30, 2013 and 2012, respectively.

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

In March 2013, we adopted authoritative guidance regarding the presentation of amounts reclassified from accumulated other comprehensive income (loss) to net income.  The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense).  We elected to present this information in a single note. See Note 7. Changes in Accumulated Other Comprehensive Loss for our disclosures required under this guidance.

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

In accordance with US GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis and nonrecurring basis. We have no assets or liabilities that are adjusted to fair value on a recurring basis. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2013, or 2012.

Cash and cash equivalents, is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair value of our term loan, which is the same as the carrying value, was estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair value of the term loan was determined using applicable interest rates as of June 30, 2013 and December 31, 2012 and approximate the carrying value of such debt.
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

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2012, except as follows:

As previously reported, in April 2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al), seeking damages on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action. In July 2013, the parties to this action settled the matter for an amount that was not material to the Company's financial condition, results of operations or cash flows.

(5)	LONG-TERM DEBT:

On June 21, 2013, we entered into an amendment to our credit facility. As a result, among other things, our restrictive payment limits were increased, certain of our financial covenants were modified, we received improved pricing on our interest rate and the maturity date of the term loan was extended from November 1, 2016 to June 21, 2018. In connection with entering into the amendment, we incurred $0.4 million of lender and third-party costs.
(6)	SHAREHOLDERS' EQUITY:

On February 27, 2013, the Board of Steiner Leisure approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2008 was terminated. During the six months ended June 30, 2013 and 2012, respectively, we purchased approximately 56,000 and 396,000 shares, with a value of approximately $2.6 million and $18.6 million, respectively. Of those shares purchased, 7,000 and 16,000 shares for the six months ended June 30, 2013 and 2012, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(7)	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 (in thousands):

Foreign Currency Translation Adjustments
Accumulated comprehensive loss at beginning of the year	$(1,946)
Other comprehensive loss before reclassifications	(1,295)
Amounts reclassified from accumulated other comprehensive loss	--
Net current-period other comprehensive loss	(1,295)
Ending balance	$(3,241)

All amounts are after tax. Amounts in parenthesis indicate debits.
(8)	SEGMENT INFORMATION:

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Spa Operations	$121,265	$126,173	$251,668	$253,873
Products	45,207	35,429	87,589	70,965
Schools	19,320	19,549	39,180	40,679
Laser Hair Removal	33,067	23,056	64,759	43,029
Other	(11,206)	(6,726)	(23,529)	(12,532)
Total	$207,653	$197,481	$419,667	$396,014
Income from Operations:
Spa Operations	$9,217	$10,865	$21,079	$21,741
Products	4,074	3,226	7,840	5,047
Schools	656	800	1,778	3,059
Laser Hair Removal	793	3,010	4,507	5,623
Other	199	(890)	(4,491)	(731)
Total	$14,939	$17,011	$30,713	$34,739

	June 30,	December 31,
	2013	2012
Identifiable Assets:
Spa Operations	$219,442	$210,757
Products	189,817	178,108
Schools	121,379	131,355
Laser Hair Removal	300,640	286,170
Other	(66,357)	(58,808)
Total	$764,921	$747,582

Included in Spa Operations, Products, Laser Hair Removal and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $58.4 million, respectively, as of June 30, 2013 and December 31, 2012.

Products segment revenues excluding intercompany transactions was $33.4 million and $29.7 million for the three months ended June 30, 2013 and 2012, respectively, and $63.4 million and $59.0 million for the six months ended June 30, 2013 and 2012, respectively.
(9)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
United States	$86,791	$74,629	$171,030	$147,967
United Kingdom	17,689	15,924	32,773	30,903
Not connected to a country	96,381	98,442	200,537	199,161
Other	6,792	8,486	15,327	17,983
Total	$207,653	$197,481	$419,667	$396,014

	June 30,	December 31,
	2013	2012
Property and Equipment, net:
United States	$78,965	$75,156
United Kingdom	5,692	6,568
Not connected to a country	2,693	1,505
Other	16,100	17,316
Total	$103,450	$100,545

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We are continuing to expand our Laser Hair Removal segment. We anticipate opening a number of Centers in each of calendar years 2013, 2014 and 2015. These Centers will either be company-owned or physician-owned, depending on the jurisdiction in which the respective Center will be opened. In connection with the opening of each new Center, we incur expenses, among other things, for leasehold improvements, marketing and training of new personnel. Accordingly, even new Centers that are successful do not become cash flow positive until several months after opening.

Even after a new Center becomes cash flow positive, however, under applicable  US GAAP rules,  it takes an additional period of time for the positive cash flow (assuming the Center is successful) to be reflected in the operating income of the segment with respect to that Center.  This is primarily because the services  for which payments are received are not fully performed for a period of several months and revenue cannot be  recognized until the related treatment is performed.   Accordingly, operating income of the Laser Hair Removal segment trails behind the related cash flow of the segment.  This applies to both new Centers and existing Centers.  As more new Centers are opened, and, therefore, each new Center becomes a smaller portion of the segment as a whole, the trailing of operating income behind the related cash flows will decline because established Centers typically have a regular base of customers and receive new customers at a more regular rate than newly opened Centers and, therefore, have a stronger revenue base than new Centers.

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

As a consequence of these economic conditions, our results of operations and financial condition for 2011, 2012 and the first six months of 2013 were adversely affected. A worsening of the more severe aspects of the economic slowdown or continuing increases in fuel prices could have a material adverse effect on our services and product sales.

The cruise industry also is subject to risks specific to that industry. Among other things, the highly publicized January 2012 accident involving the Costa Concordia adversely affected cruise ship bookings in 2012 and the highly publicized February 2013 Carnival Triumph fire and other recent mishaps involving cruise vessels have adversely affected cruise ship bookings in 2013. This has adversely affected us because cruise lines are discounting fairs in order to attract passengers which has resulted in an increased number of passengers who are less likely to spend in our spas.

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

Our critical accounting policies are included in our 2012 Annual Report. We believe that there have been no significant changes during the six months ended June 30, 2013 to the critical accounting policies disclosed in our 2012 Annual Report, except as described below.

Revenue Recognition

We recognize Centers' sales in relation to laser hair removal treatment packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of treatments provided, and is included in Services Revenues in our consolidated statements of income. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2013, some of our treatment packages included certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative stand-alone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned center locations, such as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are in Cost of Products to the extent they relate to the sale of products in our consolidated statements of income. All corporate related payroll and other corporate related expenses are included in Salary and Payroll and Administrative expenses in our consolidated statements of income.

We also receive royalties from Ideal Image franchisees. These royalties from franchised Ideal Image Center operations are recognized in the period earned and are recorded in Services Revenues in our consolidated statements of income. There are no related direct costs associated with these royalties.

Recent Accounting Pronouncements

Refer to Note 3(h) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Services	69.8%	71.3%	70.6%	71.3%
Products	30.2	28.7	29.4	28.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	57.9	57.3	57.5	56.9
Cost of products	20.2	19.6	19.7	20.0
Total cost of revenues	78.1	76.9	77.2	76.9
Gross profit	21.9	23.1	22.8	23.1
Operating expenses:
Administrative	5.9	6.5	6.5	6.0
Salary and payroll taxes	8.8	8.0	9.0	8.3
Total operating expenses	14.7	14.5	15.5	14.3
Income from operations	7.2	8.6	7.3	8.8
Other income (expense), net:
Interest expense	(0.6)	(0.7)	(0.6)	(0.8)
Other income	0.1	--	0.1	0.1
Total other income (expense), net	(0.5)	(0.7)	(0.5)	(0.7)
Income before provision for income taxes	6.7	7.9	6.8	8.1
Provision for income taxes	0.8	0.8	0.8	0.9
Net income	5.9%	7.1%	6.0%	7.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2013 and 2012, respectively, were as follows (in thousands):

	Three Months Ended June 30,		% Change
Revenue:	2013	2012
Spa Operations	$121,265	$126,173	(3.9%)
Products	45,207	35,429	27.6%
Schools	19,320	19,549	(1.2%)
Laser Hair Removal	33,067	23,056	43.4%
Other	(11,206)	(6,726)	N/A
Total	$207,653	$197,481	5.2%

Total revenues increased approximately 5.2%, or $10.2 million, to $207.7 million in the second quarter of 2013 from $197.5 million in the second quarter of 2012. Of this increase, $4.2 million was attributable to an increase in services revenues and $6.0 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 3.9%, or $4.9 million, to $121.3 million in the second quarter of 2013 from $126.2 million in the second quarter of 2012. Average weekly revenues for our land-based spas decreased 2.1% to $28,946 in the second quarter of 2013 from $29,577 in the second quarter of 2012. We had an average of 2,675 shipboard staff members in service in the second quarter of 2013, compared to an average of 2,651 shipboard staff members in service in the second quarter of 2012. Revenues per shipboard staff per day decreased by 3.0% to $396 in the second quarter of 2013 from $408 in the second quarter of 2012. Average weekly revenues for our shipboard spas decreased by 2.4% to $48,053 in the second quarter of 2013 from $49,228 in the second quarter of 2012. The decreases in the key performance indicators referenced above were primarily attributable to increased discounting at our land-based spas to offset promotions from our competitors and increased discounting by cruise lines due to well publicized mishaps involving certain cruise ships, resulting in a significant number of customers who spent less money at our spas.

Products Revenues. Product segment revenues increased approximately 27.6% or $9.8 million to $45.2 million in the second quarter of 2013 from $35.4 million in the second quarter of 2012. This increase is primarily attributable to the sales of new products through third-party retail channels.

Schools Revenues. Schools segment revenues decreased approximately 1.2%, or $0.2 million to $19.3 million in the second quarter of 2013 from $19.5 million in the second quarter of 2012. This decrease in revenues was primarily attributable to decreased student populations. The decrease in student populations was primarily attributable to less financial aid being available to prospective students as a result of changes to the applicable DOE student loan programs.

Laser Hair Removal Revenues. The increase in revenues was primarily attributable to the opening of 20 new Centers in 2012, 13 new Centers in 2013 and the introduction of the sale of treatment packages that include certain of our products during the six months ended June 30, 2013.

COST OF SERVICES

Cost of services increased $7.0 million to $120.1 million in the second quarter of 2013 from $113.1 million in the second quarter of 2012. Cost of services as a percentage of services revenues increased to 82.8% in the second quarter of 2013 from 80.3% in the second quarter of 2012. This increase was primarily due to the opening of 13 new Centers in 2013.

COST OF PRODUCTS

Cost of products increased $3.3 million to $42.0 million in the second quarter of 2013 from $38.7 million in the second quarter of 2012. Cost of products as a percentage of products revenue decreased to 67.0% in the second quarter of 2013 from 68.2% in the second quarter of 2012. This decrease was primarily attributable to more higher margin products being sold in the second quarter of 2013 compared to the second quarter of 2012.

OPERATING EXPENSES

Operating expenses increased $1.9 million to $30.6 million in the second quarter of 2013 from $28.7 million in the second quarter of 2012. Operating expenses as a percentage of revenues increased to 14.7% in the second quarter of 2013 from 14.5% in the second quarter of 2012. This increase was primarily attributable to the cost incurred to support of 20 new Centers opened in 2012 and 13 new Centers opened in 2013. In addition, the second quarter of 2012 had a foreign exchange loss of $1.1 million.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended June 30, 2013 and 2012, respectively, was as follows (in thousands):

	For the Three Months Ended June 30,		% Change
Income from Operations:	2013	2012
Spa Operations	$9,217	$10,865	(15.2%)
Products	4,074	3,226	26.3%
Schools	656	800	(18.0%)
Laser Hair Removal	793	3,010	(73.7%)
Other	199	(890)	N/A
Total	$14,939	$17,011	(12.2%)

The decrease in operating income in the Spa Operations segment was primarily attributable to increased discounting at our spas which resulted in a significant number of customers who spent less money at our spas. The income from operations for the Products Segment increased due to the sale of higher margin products. The decrease in the operating income in the Schools segment was primarily attributable to lower student populations. The decrease in student populations was primarily attributable to less financial aid being available to prospective students as a result of changes to the applicable DOE student loan programs. The disparity in the decrease in revenues compared to the decrease in operating income in the Schools segment results from the fact that irrespective of the number of students enrolled (and therefore the amount of revenues) rent and other fixed costs associated with our schools does not change. The decrease in operating income in the Laser Hair Removal segment was primarily attributable to the cost associated with the opening of 13 new Centers in 2013.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower interest expense due to the additional payments made on our term loan.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.2 million to $1.7 million in the second quarter of 2013 from $1.5 million in the second quarter of 2012. Provision for income taxes reflected an overall effective rate of 12.0% in the second quarter of 2013 compared to an overall effective rate of 9.6% in the second quarter of 2012. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the second quarter of 2013 than such income represented in the second quarter of 2012.

NET INCOME

Net income was $12.3 million in the second quarter of 2013 compared to $14.1 million in the second quarter of 2012. This decrease was primarily attributed to declines in operating income in the Spa Operations segment due to a reduction in consumer spending and due to the costs involved in the opening of 13 new Laser Hair Removal Centers in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2013 and 2012, respectively, were as follows (in thousands):

	Six Months Ended June 30,		% Change
Revenue:	2013	2012
Spa Operations	$251,668	$253,873	(0.9%)
Products	87,589	70,965	23.4%
Schools	39,180	40,679	(3.7%)
Laser Hair Removal	64,759	43,029	50.5%
Other	(23,529)	(12,532)	N/A
Total	$419,667	$396,014	6.0%

Total revenues increased approximately 6.0%, or $23.7 million, to $419.7 million in the six months ended June 30, 2013 from $396.0 million in the six months ended June 30, 2012. Of this increase, $14.1 million was attributable to an increase in services revenues and $9.6 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 0.9%, or $2.2 million, to $251.7 million in the six months ended June 30, 2013 from $253.9 million in the six months ended June 30, 2012. Average weekly revenues for our land-based spas decreased 1.8% to $29,654 in the six months ended June 30, 2013 from $30,184 in the six months ended June 30, 2012. We had an average of 2,681 shipboard staff members in service in the six months ended June 30, 2013, compared to an average of 2,648 shipboard staff members in service in the six months ended June 30, 2012. Revenues per shipboard staff per day was $413 in the six months ended June 30, 2013 and the six months ended June 30, 2012. Average weekly revenues for our shipboard spas decreased by 0.5% to $50,431 in the six months ended June 30, 2013 from $50,720 in the six months ended June 30, 2012. The decreases in revenue and the key performance indicators referenced above were primarily attributable to increased discounting at our land-based spas to offset promotions from our competitors and increased discounting by cruise lines due to well publicized mishaps involving certain cruise ships resulting in a significant number of customers who spent less money at our spas.

Products Revenues. Product segment revenues increased approximately 23.4%, or $16.6 million to $87.6 million in the six months ended June 30, 2013 from $71.0 million in the six months ended June 30, 2012, respectively. This increase was primarily attributable to the sales of new products through third-party retail channels.

Schools Revenues. Schools segment revenues decreased approximately 3.7%, or $1.5 million to $39.2 million in the six months ended June 30, 2013 from $40.7 million in the six months ended June 30, 2012. This decrease in revenues was primarily attributable to decreased student population at our schools. The decreased student population was primarily attributable to less financial aid being available to prospective students as a result of changes to the applicable DOE student loan programs.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the opening of 20 new Centers in 2012, 13 new Centers in 2013 and the introduction of the sale of treatment packable that include certain of our products during 2013.

COST OF SERVICES

Cost of services increased $15.8 million to $241.2 million in the six months ended June 30, 2013 from $225.4 million in the six months ended June 30, 2012. Cost of services as a percentage of services revenues increased to 81.4% in the six months ended June 30, 2013 from 79.8% in the six months ended June 30, 2012. This increase was primarily due to the weak revenue performance of our Schools segment while our costs have increased, and the opening of 13 new Ideal Image Centers in 2013.

COST OF PRODUCTS

Cost of products increased $3.4 million to $82.7 million in the six months ended June 30, 2013 from $79.3 million in the six months ended June 30, 2012. Cost of products as a percentage of products revenue decreased to 67.0% in the six months ended June 30, 2013 from 69.7% in the six months ended June 30, 2012. This decrease was primarily attributable to more higher margin products being sold in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

OPERATING EXPENSES

Operating expenses increased $8.5 million to $65.1 million in the six months ended June 30, 2013 from $56.6 million in the six months ended June 30, 2012. Operating expenses as a percentage of revenues increased to 15.5% in the six months ended June 30, 2013 from 14.3% in the six months ended June 30, 2012. These increases were primarily attributable to the costs incurred to open 13 new Laser Hair Removal Centers and a $1.5 million foreign exchange loss.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the six months ended June 30, 2013 and 2012, respectively, was as follows (in thousands):

	For the Six Months Ended June 30,		% Change
Income from Operations:	2013	2012
Spa Operations	$21,079	$21,741	(3.0%)
Products	7,840	5,047	55.3%
Schools	1,778	3,059	(41.9%)
Laser Hair Removal	4,507	5,623	(19.8%)
Other	(4,491)	(731)	N/A
Total	$30,713	$34,739	(11.6%)

The decrease in operating income in the Spa Operations segment was primarily attributable to increased discounting at our spas which resulted a significant number of customers who spent less money at our spas. The income from operations for the Products Segment increased due to the sale of more higher margin products. The decrease in operating income in the Schools segment was primarily attributable to lower student populations. The decrease in the student populations was primarily attributable to less financial aid being available to prospective students as a result of changes to the applicable DOE student loan programs. The disparity in the decrease in revenues compared to the decrease in operating income in the Schools segment results from the fact that irrespective of the number of students enrolled (and therefore the amount of revenues) rent and other fixed costs associated with our schools does not change. The decrease in operating income in the Laser Hair Removal segment was primarily attributable to the cost associated with the opening of 13 new Centers during 2013.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower interest expense as a result of additional payments made on our term loan.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.1 million to $3.4 million in the six months ended June 30, 2013 from $3.3 million in the six months ended June 30, 2012. Provision for income taxes reflected an overall effective rate of 12.0% in the six months ended June 30, 2013 and 10.4% in the six months ended June 30, 2012, respectively. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the six months ended June 30, 2013 than such income represented in the six months ended June 30, 2012.

NET INCOME

Net income was $25.0 million in the six months ended June 30, 2013 compared to $28.6 million in the six months ended June 30, 2012. This decrease was primarily attributable to declines in operating income in our Schools segment due primarily to lower enrollments and in the Laser Hair Removal segment due to costs associated with the opening of 13 new Centers in 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2013, net cash provided by operating activities was approximately $50.9 million, compared with $40.5 million for the six months ended June 30, 2012. This increase was attributable to increases in a number of working capital items.

During the six months ended June 30, 2013, cash used in investing activities was $12.3 million compared with $13.3 million for the six months ended June 30, 2012. This decrease was primarily attributable to the purchase of the land and building where our administrative offices are located in 2012.

During the six months ended June 30, 2013, cash used in financing activities was $31.3 million compared with $36.3 million for the six months ended June 30, 2012. This decrease in cash used in financing activities was primarily attributable to the purchase of fewer treasury shares during the six months ended June 30, 2013 as compared to June 30, 2012, partially offset by an additional $20.0 million of payments that were made on our term loan.

Steiner Leisure had working capital of approximately $11.8 million at June 30, 2013, compared to working capital of approximately $2.9 million at December 31, 2012.

In February 2013, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the six months ended June 30, 2013 and 2012, respectively, we purchased approximately 56,000 and 396,000 shares, with a value of approximately $2.6 million and $18.6 million, respectively. Of those shares purchased, 7,000 and 16,000 shares for the six months ended June 30, 2013 and 2012, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

For the remainder of 2013, we plan on opening 17 new Ideal Image laser hair removal Centers. In connection with the opening of those new Centers, we anticipate incurring capital expenditures of approximately $8.5 million.

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

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments, which payments began on March 31, 2012. At June 30, 2013, our borrowing rate was 2.00%.

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

On June 21, 2013, we entered into an amendment to our Credit Facility. As a result, among other things, our restrictive payment limits were increased, certain of our financial covenants were modified, we received improved pricing on our interest rate and the maturity date of the term loan was extended from November 1, 2016 to June 21, 2018. In connection with entering into the amendment, we incurred $0.4 million of lender and third-part costs.

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2012, except as follows:

As previously reported, in April 2011, a Complaint was filed in California Superior Court, Los Angeles Central Division, against Bliss World LLC and related entities (Yvette Ferrari v. Bliss World LLC, et al), seeking damages on behalf of an employee of Bliss claiming violations of various California requirements relating to the payment of wages. The action was presented as a class action. In July 2013, the parties to this action settled the matter for an amount that was not material to the Company's financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There were no material changes during the second quarter of 2013 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, other than as set forth below:

State Regulation and Accreditation

Our Utah College of Massage Therapy institution is comprised of nine campuses that are approved to offer 31 programs. In July 2013, in conjunction with submission of that institution's annual report to its institutional accrediting agency, a total of eight programs at six campuses were the subject of a programmatic show cause directive, primarily due to placement rates, for the respective programs. A programmatic show cause order requires an institution to demonstrate why approval to offer a specific program should not be withdrawn. While we believe that we have strong arguments to demonstrate that the programs involved should not be required to be withdrawn, and have submitted a response to the show cause order setting forth those arguments, we cannot assure you that this accrediting agency will agree with these arguments with respect to all or any of the programs in question. Since accreditation is required for a program to be eligible to participate in the federal student financial aid programs, the failure by one or more of these campuses to satisfactorily resolve these directive(s) could have a material adverse effect on our schools' business, results of operation and financial condition.

Risks Related to the Growth of Ideal Image

Our business plan includes the anticipated continued growth of Ideal Image for the foreseeable future. In connection with this, from time to time, we announce the number of projected new Centers and the year and the aggregate anticipated costs relating to the opening of new Centers.  We cannot assure you, however, that new Centers will, in fact, open in the numbers, the specified years or at the aggregate cost so projected for a variety of reasons, including factors that are outside of our control. We also cannot assure you that Ideal Image will continue to grow at its current rate of growth or at all in the future.

In order for Ideal Image to continue to grow, among other things, we need to identify potential locations for new Centers, find qualified medical personnel to perform Ideal Image's services in the geographic areas of these locations, and comply with applicable legal requirements of the states where new Centers are proposed to be opened. With respect to venues for new Centers, we cannot assure you that appropriate locations will be available to us in geographic areas that will be beneficial to Ideal Image, on terms that are economically advantageous to us or otherwise.  Among other factors that could limit the availability of potentially favorable locations for our future Centers would be an increase in demand for commercial real estate venues in geographic areas, which we believe would be appropriate to open new Centers.

With respect to the hiring of necessary medical personnel to operate new Centers, we face competition from other entities that provide services similar to ours, as well as competition from other opportunities for qualified medical personnel outside of the type of business that Ideal Image operates in the geographic areas where we seek to expand. In addition, as discussed above, the laws in many states impose requirements on the operations of laser hair removal businesses such as ours with which we would need to comply in order to commence operating new Centers in those jurisdictions. Many of these laws require us to enter into certain specific types of contractual arrangements with local physicians who would own the facilities in question and we cannot assure you that we will be able to find qualified physicians willing to enter into these types of arrangements on terms economically beneficial to us.

If we are unable to identify or obtain new venues for our Ideal Image locations, identify and retain on economically favorable terms qualified medical personnel to perform our laser hair removal services in proposed new locations or comply with applicable regulations in jurisdictions where it would be beneficial for us to open Centers, our ability to expand Ideal Image and our results of operations and financial condition could be materially adversely affected.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2013:

	Total Number of Shares Purchase(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2013 through April 30, 2013	--	$--	--	$97,791,311
May 1, 2013 through May 31, 2013	1,008	47.05	1,008	97,743,884
June 1, 2013 through June 30, 2013	--	--	--	97,743,884
Total	1,008	$47.05	1,008	$97,743,884

(1)   During the second quarter, 1,000 shares with a value of $0.4 million were purchased through the Company's only repurchase plan, which was approved on February 27, 2013 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $2,256,116 of our common shares have been purchased to date.

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

Dated: August 7, 2013	STEINER LEISURE LIMITED
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