Form 10-Q
period 2013-09-30
STEINER LEISURE Ltd
filed 2013-11-08
CIK 1018946

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On November 4, 2013, the registrant had 14,665,891 common shares, par value (U.S.) $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$66,997	$75,028
Accounts receivable, net	53,612	48,646
Accounts receivable - students, net	21,409	17,364
Inventories	63,575	51,293
Prepaid expenses and other current assets	18,780	16,268
Total current assets	224,373	208,599
PROPERTY AND EQUIPMENT, NET	106,553	100,545
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	88,644	89,512
Other	24,389	20,695
Total other assets	113,033	110,207
Total assets	$772,190	$747,582
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,381	$18,134
Accrued expenses	51,053	50,217
Current portion of long-term debt	2,231	24,750
Current portion of deferred rent	1,019	1,039
Current portion of deferred tuition revenue	25,091	22,613
Current portion of deferred revenue	84,347	72,330
Gift certificate liability	14,878	16,639
Total current liabilities	199,000	205,722
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	38,738	36,128
Long-term debt, net of current portion	103,966	123,750
Long-term deferred rent	15,744	13,244
Long-term deferred tuition revenue	867	397
Long-term deferred revenue	21,087	18,082
Total non-current liabilities	180,402	191,601

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)
	September 30,	December 31,
	2013	2012
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none
issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 23,848
issued in 2013 and 23,779 shares issued in 2012	239	238
Additional paid-in capital	186,945	178,712
Accumulated other comprehensive loss	(1,248)	(1,946)
Retained earnings	519,040	482,556
Treasury shares, at cost, 9,185 shares in 2013 and 9,124
shares in 2012	(312,188)	(309,301)
Total shareholders' equity	392,788	350,259
Total liabilities and shareholders' equity	$772,190	$747,582

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Services	$148,323	$144,664	$444,635	$426,909
Products	66,508	59,724	189,863	173,493
Total revenues	214,831	204,388	634,498	600,402
COST OF REVENUES:
Cost of services	126,732	119,999	367,939	345,363
Cost of products	43,783	43,186	126,467	122,481
Total cost of revenues	170,515	163,185	494,406	467,844
Gross profit	44,316	41,203	140,092	132,558
OPERATING EXPENSES:
Administrative	11,526	11,618	38,667	35,309
Salary and payroll taxes	18,533	13,796	56,455	46,721
Total operating expenses	30,059	25,414	95,122	82,030
Income from operations	14,257	15,789	44,970	50,528
OTHER INCOME (EXPENSE), NET:
Interest expense	(899)	(1,494)	(3,455)	(4,618)
Other income	132	138	435	476
Total other income (expense), net	(767)	(1,356)	(3,020)	(4,142)
Income before provision for income taxes	13,490	14,433	41,950	46,386
PROVISION FOR INCOME TAXES	2,038	1,807	5,466	5,119
Net income	$11,452	$12,626	$36,484	$41,267
INCOME PER SHARE:
Basic	$0.78	$0.86	$2.49	$2.75
Diluted	$0.77	$0.85	$2.46	$2.72

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$11,452	$12,626	$36,484	$41,267
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	1,993	1,219	698	1,652
Total other comprehensive income, net of taxes	1,993	1,219	698	1,652
Comprehensive income	$13,445	$13,845	$37,182	$42,919

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,484	$41,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,159	14,368
Loss on impairment of leasehold improvements	803	--
Stock-based compensation	7,207	6,520
Provision for doubtful accounts	3,261	2,025
Deferred income tax provision	2,610	2,610

Changes in:
Accounts receivable	(11,824)	(9,209)
Inventories	(12,126)	(1,153)
Prepaid expenses and other current assets	(2,508)	(316)
Other assets	(3,850)	(6,016)
Accounts payable	2,118	5,341
Accrued expenses	860	(8,234)
Deferred tuition revenue	2,948	(576)
Deferred revenue	15,022	19,705
Deferred rent	2,480	(353)
Gift certificate liability	(1,756)	(1,129)
Net cash provided by operating activities	57,888	64,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,634)	(23,702)
Post-closing working capital adjustments related to acquisitions	--	3,614
Net cash used in investing activities	(21,634)	(20,088)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(2,887)	$(33,173)
Payments of long-term debt	(42,303)	(22,375)
Payments of debt issuance costs	(352)	--
Proceeds from share option exercises	1,025	491
Net cash used in financing activities	(44,517)	(55,057)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH	232	1,005
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(8,031)	(9,290)
CASH AND CASH EQUIVALENTS,
Beginning of period	75,028	62,645
CASH AND CASH EQUIVALENTS,
End of period	$66,997	$53,355
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$2,559	$3,518

Income taxes	$3,166	$3,885

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013
(Unaudited)
(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2013 and cash flows for the nine months then ended are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). The December 31, 2012 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2012 audited Consolidated Balance Sheet included in the 2012 Annual Report.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivable, accounts receivable - students, recovery of long-lived assets and goodwill and other intangible assets, determination of deferred income taxes, including valuation allowances, useful lives of definite-lived intangible assets and property and equipment, determination of fair value of assets and liabilities in purchase price allocations, the determination of gift certificate breakage revenue, assumptions related to the determination of stock-based compensation, for Ideal Image Center revenue and related deferred customer acquisition costs, the determination of the average number of treatments provided, and the allocation of arrangement consideration between services and products for treatment packages that include our products.
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

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2013, unless as described below.
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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2013	2012

Finished goods	$57,192	$46,711
Raw materials	6,383	4,582
	$63,575	$51,293

(c)	Revenue Recognition

We recognize Centers' sales in relation to laser hair removal treatment packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of treatments provided, and is included in Services Revenues in our consolidated statements of income. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2013, some of our treatment packages included certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative stand-alone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned center locations, such  as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are included in Cost of Products to the extent they relate to the sale of products in our condensed consolidated statements of income. All corporate related payroll and other corporate related expenses are included in Salary and Payroll and Administrative expenses in our condensed consolidated statements of income.

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $1.1 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and approximately ($0.4 million) and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($1.1 million) and ($0.5 million) for the three months ended September 30, 2013 and 2012, respectively, and approximately ($0.3 million) and ($1.1 million) for the nine months ended September 30, 2013 and 2012, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$11,452	$12,626	$36,484	$41,267

Weighted average shares outstanding used in calculating basic earnings per share	14,661	14,698	14,648	14,982
Dilutive common share equivalents	251	203	178	201
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,912	14,901	14,826	15,183

Income per common share:
Basic	$0.78	$0.86	$2.49	$2.75

Diluted	$0.77	$0.85	$2.46	$2.72

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	--	21	3	7

The Company issued approximately 7,000 of its common shares upon the exercise of share options during the three months ended September 30, 2013 and issued approximately 30,000 and 16,000 of its common shares upon exercise of share options during the nine months ended September 30, 2013 and 2012, respectively.
(g)	Stock-Based Compensation

The Company granted approximately 30,000 and 11,000 restricted share units during the nine months ended September 30, 2013 and 2012, respectively. No other stock-based compensation was granted during the nine months ended September 30, 2013 and 2012, respectively.
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

In accordance with US GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis and nonrecurring basis. We have no assets or liabilities that are adjusted to fair value on a recurring basis. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013, or 2012.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair value of our term loan, which is the same as the carrying value, was estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair value of the term loan was determined using applicable interest rates as of September 30, 2013 and December 31, 2012 and approximate the carrying value of such debt.
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

On February 27, 2013, the Board of Directors (the "Board") of Steiner Leisure approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2008 was terminated. During the nine months ended September 30, 2013 and 2012, respectively, we purchased approximately 61,000 and 723,000 shares, with a value of approximately $2.9 million and $33.2 million, respectively. Of those shares purchased, 12,000 and 21,000 shares for the nine months ended September 30, 2013 and 2012, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(7)	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 (in thousands):

Foreign Currency Translation Adjustments
Accumulated comprehensive loss at beginning of the year	$(1,946)
Other comprehensive loss before reclassifications	698
Amounts reclassified from accumulated other comprehensive loss	--
Net current-period other comprehensive loss	698
Ending balance	$(1,248)

All amounts are after tax. Amounts in parenthesis indicate debits.
(8)	SEGMENT INFORMATION:

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Spa Operations	$126,489	$129,041	$378,157	$382,914
Products	46,349	39,962	133,938	110,927
Schools	20,204	18,935	59,384	59,614
Laser Hair Removal	31,564	23,368	96,323	66,397
Other	(9,775)	(6,918)	(33,304)	(19,450)
Total	$214,831	$204,388	$634,498	$600,402
Income (loss) from Operations:
Spa Operations	$11,428	$9,497	$32,507	$31,238
Products	6,254	3,733	14,094	8,780
Schools	763	388	2,541	3,447
Laser Hair Removal	(4,274)	829	233	6,452
Other	86	1,342	(4,405)	611
Total	$14,257	$15,789	$44,970	$50,528

	September 30,	December 31,
	2013	2012
Identifiable Assets:
Spa Operations	$214,014	$210,757
Products	200,378	178,108
Schools	124,753	131,355
Laser Hair Removal	303,590	286,170
Other	(70,545)	(58,808)
Total	$772,190	$747,582

Included in Spa Operations, Products, Laser Hair Removal and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $58.4 million, respectively, as of September 30, 2013 and December 31, 2012.

Products segment revenues excluding intercompany transactions was $35.8 million and $30.9 million for the three months ended September 30, 2013 and 2012, respectively, and $99.3 million and $89.8 million for the nine months ended September 30, 2013 and 2012, respectively.
(9)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
United States	$84,800	$72,661	$255,830	$220,628
United Kingdom	19,493	17,667	52,267	48,570
Not connected to a country	103,151	106,134	303,687	305,295
Other	7,387	7,926	22,714	25,909
Total	$214,831	$204,388	$634,498	$600,402

	September 30,	December 31,
	2013	2012
Property and Equipment, net:
United States	$82,139	$75,156
United Kingdom	5,816	6,568
Not connected to a country	2,577	1,505
Other	16,021	17,316
Total	$106,553	$100,545

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, Remède® and Laboratoire Remède® brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through third party outlets and our catalogs and websites.

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

A significant portion of our revenues are generated from our cruise ship operations. Accordingly, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. These industries are subject to significant risks, described in our Annual Report on Form 10-K for the year ended December 31, 2012, that could affect our results of operations.

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

As a consequence of these economic conditions, our results of operations and financial condition for 2011, 2012 and the first nine months of 2013 were adversely affected. A worsening of the more severe aspects of the economic slowdown or continuing increases in fuel prices could have a material adverse effect on our services and product sales.

The cruise industry also is subject to risks specific to that industry. Among other things, the highly publicized January 2012 accident involving the Costa Concordia adversely affected cruise ship bookings in 2012 and the highly publicized February 2013 Carnival Triumph fire and other recent mishaps involving cruise vessels have adversely affected cruise ship bookings in 2013. This has adversely affected us because cruise lines are discounting fairs in order to attract passengers, which has resulted in an increased number of passengers who are less likely to spend in our spas.

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

Schools. With respect to our massage and beauty schools, we measure performance primarily by revenues.

Products. With respect to sales of our products, other than on cruise ships and at our land-based spas, we measure performance by revenues.

Laser Hair Removal. With respect to our laser hair removal Centers, we measure performance primarily through average weekly revenue and number of new locations.

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

Our critical accounting policies are included in our 2012 Annual Report. We believe that there have been no significant changes during the nine months ended September 30, 2013 to the critical accounting policies disclosed in our 2012 Annual Report, except as described below.

Revenue Recognition

We recognize Centers' sales in relation to laser hair removal treatment packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of treatments provided, and is included in Services Revenues in our consolidated statements of income. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2013, some of our treatment packages included certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative stand-alone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned center locations, such as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are in Cost of Products to the extent they relate to the sale of products in our consolidated statements of income. All corporate related payroll and other corporate related expenses are included in Salary and Payroll and Administrative expenses in our consolidated statements of income.

We also receive royalties from Ideal Image franchisees. These royalties from franchised Ideal Image Center operations are recognized in the period earned and are recorded in Services Revenues in our consolidated statements of income. There are no related direct costs associated with these royalties.

Recent Accounting Pronouncements

Refer to Note 3(h) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Services	69.0%	70.8%	70.1%	71.1%
Products	31.0	29.2	29.9	28.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	59.0	58.7	58.0	57.5
Cost of products	20.4	21.1	19.9	20.4
Total cost of revenues	79.4	79.8	77.9	77.9
Gross profit	20.6	20.2	22.1	22.1
Operating expenses:
Administrative	5.4	5.7	6.1	5.9
Salary and payroll taxes	8.6	6.8	8.9	7.8
Total operating expenses	14.0	12.5	15.0	13.7
Income from operations	6.6	7.7	7.1	8.4
Other income (expense), net:
Interest expense	(0.5)	(0.7)	(0.5)	(0.8)
Other income	0.1	0.1	0.1	0.1
Total other income (expense), net	(0.4)	(0.6)	(0.4)	(0.7)
Income before provision for income taxes	6.2	7.1	6.7	7.7
Provision for income taxes	0.9	0.9	0.9	0.8
Net income	5.3%	6.2%	5.8%	6.9%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2013 and 2012, respectively, were as follows (in thousands):

	Three Months Ended September 30,		% Change
Revenue:	2013	2012
Spa Operations	$126,489	$129,041	(2.0%)
Products	46,349	39,962	16.0%
Schools	20,204	18,935	6.7%
Laser Hair Removal	31,564	23,368	35.1%
Other	(9,775)	(6,918)	N/A
Total	$214,831	$204,388	5.1%

Total revenues increased approximately 5.1%, or $10.4 million, to $214.8 million in the third quarter of 2013 from $204.4 million in the third quarter of 2012. Of this increase, $3.6 million was attributable to an increase in services revenues and $6.8 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 2.0%, or $2.6 million, to $126.5 million in the third quarter of 2013 from $129.0 million in the third quarter of 2012. Average weekly revenues for our land-based spas decreased 0.6% to $27,497 in the third quarter of 2013 from $27,666 in the third quarter of 2012. We had an average of 2,706 shipboard staff members in service in the third quarter of 2013, compared to an average of 2,662 shipboard staff members in service in the third quarter of 2012. Revenues per shipboard staff per day decreased by 4.4% to $414 in the third quarter of 2013 from $433 in the third quarter of 2012. Average weekly revenues for our shipboard spas decreased by 3.8% to $49,938 in the third quarter of 2013 from $51,925 in the third quarter of 2012. The decreases in the key performance indicators referenced above were primarily attributable to increased discounting at our land-based spas to offset promotions from our competitors and increased discounting by cruise lines due to well publicized mishaps involving certain cruise ships, resulting in a significant number of customers who spent less money at our spas.

Products Revenues. Products segment revenues increased approximately 16.0% or $6.4 million to $46.4 million in the third quarter of 2013 from $40.0 million in the third quarter of 2012. This increase is primarily attributable to the sales of new products through third-party retail channels.

Schools Revenues. Schools segment revenues increased approximately 6.7%, or $1.3 million to $20.2 million in the third quarter of 2013 from $18.9 million in the third quarter of 2012. This increase in revenues was primarily attributable to increased student populations. The increase in student populations was primarily attributable to an increase in student enrollments.

Laser Hair Removal Revenues. The increase in revenues was primarily attributable to the opening of 20 new Centers in 2012, 20 new Centers in 2013, and the introduction of the sale of treatment packages that include certain of our products during the nine months ended September 30, 2013.

COST OF SERVICES

Cost of services increased $6.7 million to $126.7 million in the third quarter of 2013 from $120.0 million in the third quarter of 2012. Cost of services as a percentage of services revenues increased to 85.4% in the third quarter of 2013 from 83.0% in the third quarter of 2012. This increase was primarily due to the opening of 20 new Centers in 2013 and $0.8 million charge related to the impairment of leasehold improvements of a land-based spa where we elected not to exercise our renewal option because the spa was not performing at an acceptable level.

COST OF PRODUCTS

Cost of products increased $0.6 million to $43.8 million in the third quarter of 2013 from $43.2 million in the third quarter of 2012. Cost of products as a percentage of products revenue decreased to 65.8% in the third quarter of 2013 from 72.3% in the third quarter of 2012. This decrease was primarily attributable to more higher margin products being sold in the third quarter of 2013 compared to the third quarter of 2012.

OPERATING EXPENSES

Operating expenses increased $4.7 million to $30.1 million in the third quarter of 2013 from $25.4 million in the third quarter of 2012. Operating expenses as a percentage of revenues increased to 14.0% in the third quarter of 2013 from 12.5% in the third quarter of 2012. This increase was primarily attributable to the cost incurred to support 20 new Centers opened in 2012 and 20 new Centers opened in 2013 and the reversal in the third quarter of 2012 of accruals related to performance-based compensation that was not earned.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended September 30, 2013 and 2012, respectively, was as follows (in thousands):

	For the Three Months Ended September 30,		% Change
Income (loss) from Operations:	2013	2012
Spa Operations	$11,428	$9,497	20.3%
Products	6,254	3,733	67.5%
Schools	763	388	96.6%
Laser Hair Removal	(4,274)	829	(615.6%)
Other	86	1,342	N/A
Total	$14,257	$15,789	(9.7%)

The increase in operating income in the Spa Operations segment was primarily attributable to improved cost efficiencies at our spas. The income from operations for the Products Segment increased due to the sale of higher margin products. The increase in the operating income in the Schools segment was primarily attributable to higher student populations. The higher student populations were attributable to increased student enrollments. The decrease in operating income in the Laser Hair Removal segment was primarily attributable to the cost associated with the opening of 20 new Centers in 2013.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower interest expense due to the additional payments made on our term loan.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.2 million to $2.0 million in the third quarter of 2013 from $1.8 million in the third quarter of 2012. Provision for income taxes reflected an overall effective rate of 15.1% in the third quarter of 2013 compared to an overall effective rate of 12.5% in the third quarter of 2012. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the third quarter of 2013 than such income represented in the third quarter of 2012 and the effect of losses in the Laser Hair Removal segment.

NET INCOME

Net income was $11.5 million in the third quarter of 2013 compared to $12.6 million in the third quarter of 2012. This decrease was primarily attributable to the costs involved in the opening of 20 new Laser Hair Removal Centers in 2013 and an $0.8 million impairment charge related to the leasehold improvements of a land-based spa where we elected not to exercise our renewal option.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2013 and 2012, respectively, were as follows (in thousands):

	Nine Months Ended September 30,		% Change
Revenue:	2013	2012
Spa Operations	$378,157	$382,914	(1.2%)
Products	133,938	110,927	20.7%
Schools	59,384	59,614	(0.4%)
Laser Hair Removal	96,323	66,397	45.1%
Other	(33,304)	(19,450)	N/A
Total	$634,498	$600,402	5.7%

Total revenues increased approximately 5.7%, or $34.1 million, to $634.5 million in the nine months ended September 30, 2013 from $600.4 million in the nine months ended September 30, 2012. Of this increase, $17.7 million was attributable to an increase in services revenues and $16.4 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 1.2%, or $4.7 million, to $378.2 million in the nine months ended September 30, 2013 from $382.9 million in the nine months ended September 30, 2012. Average weekly revenues for our land-based spas decreased 1.4% to $28,934 in the nine months ended September 30, 2013 from $29,339 in the nine months ended September 30, 2012. We had an average of 2,690 shipboard staff members in service in the nine months ended September 30, 2013, compared to an average of 2,653 shipboard staff members in service in the nine months ended September 30, 2012. Revenues per shipboard staff per day was $414 in the nine months ended September 30, 2013 and $420 in the nine months ended September 30, 2012. Average weekly revenues for our shipboard spas decreased by 1.7% to $50,263 in the nine months ended September 30, 2013 from $51,132 in the nine months ended September 30, 2012. The decreases in revenue and the key performance indicators referenced above were primarily attributable to increased discounting at our land-based spas to offset promotions from our competitors and increased discounting by cruise lines due to well publicized mishaps involving certain cruise ships resulting in a significant number of customers who spent less money at our spas.

Products Revenues. Products segment revenues increased approximately 20.7%, or $23.0 million to $133.9 million in the nine months ended September 30, 2013 from $110.9 million in the nine months ended September 30, 2012, respectively. This increase was primarily attributable to the sales of new products through third-party retail channels.

Schools Revenues. Schools segment revenues decreased approximately 0.4%, or $0.2 million to $59.4 million in the nine months ended September 30, 2013 from $59.6 million in the nine months ended September 30, 2012. This decrease in revenues was primarily attributable to decreased student population at our schools. The decreased student population was primarily attributable to less financial aid being available to prospective students as a result of changes to the applicable DOE student loan programs.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the opening of 20 new Centers in 2012, 20 new Centers in 2013 and the introduction of the sale of treatment packages that include certain of our products during 2013.

COST OF SERVICES

Cost of services increased $22.5 million to $367.9 million in the nine months ended September 30, 2013 from $345.4 million in the nine months ended September 30, 2012. Cost of services as a percentage of services revenues increased to 82.8% in the nine months ended September 30, 2013 from 80.9% in the nine months ended September 30, 2012. This increase was primarily attributable to the opening of 20 new Centers in 2013.

COST OF PRODUCTS

Cost of products increased $4.0 million to $126.5 million in the nine months ended September 30, 2013 from $122.5 million in the nine months ended September 30, 2012. Cost of products as a percentage of products revenue decreased to 66.6% in the nine months ended September 30, 2013 from 70.6% in the nine months ended September 30, 2012. This decrease was primarily attributable to more higher margin products being sold in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

OPERATING EXPENSES

Operating expenses increased $13.1 million to $95.1 million in the nine months ended September 30, 2013 from $82.0 million in the nine months ended September 30, 2012. Operating expenses as a percentage of revenues increased to 15.0% in the nine months ended September 30, 2013 from 13.7% in the nine months ended September 30, 2012. These increases were primarily attributable to the costs incurred to open new Centers in the second half of 2012 and to open 20 new Centers in 2013, and the reversal in the third quarter of 2012 of accruals related to performance based compensation that was not earned.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the nine months ended September 30, 2013 and 2012, respectively, was as follows (in thousands):

	For the Nine Months Ended September 30,		% Change
Income (loss) from Operations:	2013	2012
Spa Operations	$32,507	$31,238	4.1%
Products	14,094	8,780	60.5%
Schools	2,541	3,447	(26.3%)
Laser Hair Removal	233	6,452	(96.4%)
Other	(4,405)	611	N/A
Total	$44,970	$50,528	(11.0%)

The increase in operating income in the Spa Operations segment was primarily attributable to improved cost efficiencies at our spas. The income from operations for the Products Segment increased due to the sale of more higher margin products. The decrease in operating income in the Schools segment was primarily attributable to lower student populations. The decrease in the student populations was primarily attributable to less financial aid being available to prospective students as a result of changes to the applicable DOE student loan programs. The disparity in the decrease in revenues compared to the decrease in operating income in the Schools segment results from the fact that, irrespective of the number of students enrolled (and therefore the amount of revenues), rent and other fixed costs associated with our schools does not change. The decrease in operating income in the Laser Hair Removal segment was primarily attributable to the cost associated with the opening of 20 new Centers during 2013.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower interest expense as a result of additional payments made on our term loan.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $0.4 million to $5.5 million in the nine months ended September 30, 2013 from $5.1 million in the nine months ended September 30, 2012. Provision for income taxes reflected an overall effective rate of 13.0% in the nine months ended September 30, 2013 and 11.0% in the nine months ended September 30, 2012, respectively. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the nine months ended September 30, 2013 than such income represented in the nine months ended September 30, 2012 and the reduced income in the Laser Hair Removal segment.

NET INCOME

Net income was $36.5 million in the nine months ended September 30, 2013 compared to $41.3 million in the nine months ended September 30, 2012. This decrease was primarily attributable to declines in operating income in our Schools segment due primarily to lower enrollments and in the Laser Hair Removal segment due to costs associated with the opening of 20 new Centers in 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2013, net cash provided by operating activities was approximately $57.9 million, compared with $64.9 million for the nine months ended September 30, 2012. This decrease was primarily attributable to decreases in net income.

During the nine months ended September 30, 2013, cash used in investing activities was $21.6 million compared with $20.1 million for the nine months ended September 30, 2012. This increase was primarily attributable to the receipt of post-closing working capital amounts in connection with prior acquisitions.

During the nine months ended September 30, 2013, cash used in financing activities was $44.5 million compared with $55.1 million for the nine months ended September 30, 2012. This decrease in cash used in financing activities was primarily attributable to the purchase of fewer treasury shares during the nine months ended September 30, 2013 as compared to September 30, 2012, partially offset by an additional $20.0 million of payments that we made on our term loan.

Steiner Leisure had working capital of approximately $25.4 million at September 30, 2013, compared to working capital of approximately $2.9 million at December 31, 2012.

In February 2013, our Board approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the nine months ended September 30, 2013 and 2012, respectively, we purchased approximately 61,000 and 723,000 shares, with a value of approximately $2.9 million and $33.2 million, respectively. Of those shares purchased, 12,000 and 21,000 shares for the nine months ended September 30, 2013 and 2012, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

For the remainder of 2013, we plan on opening 10 new Ideal Image laser hair removal Centers. In connection with the opening of those new Centers, we anticipate incurring capital expenditures of approximately $5.0 million.

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

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin.  In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance.  Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be.  Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date.  Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments, which payments began on March 31, 2012. At September 30, 2013, our borrowing rate was 1.94%.

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes during the third quarter of 2013 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our quarterly reports on Form 10-Q previously filed during 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013 through July 30, 2013	--	$--	--	$97,743,884
August 1, 2013 through August 31, 2013	4,906	58.14	--	97,743,884
September 1, 2013 through September 30, 2013	--	--	--	97,743,884
Total	4,906	$58.14	--	$97,743,884

(1)   During the third quarter, no shares were purchased through the Company's only repurchase plan, which was approved on February 27, 2013 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $2,256,116 of our common shares have been purchased to date.

(2)  Includes commissions paid.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2013	STEINER LEISURE LIMITED
(Registrant)

/s/ Clive E. Warshaw
Clive E. Warshaw Chairman of the Board

/s/ Leonard I. Fluxman
Leonard I. Fluxman President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert H. Lazar
Robert H. Lazar Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.