Form 10-K
period 2013-12-31
STEINER LEISURE Ltd
filed 2014-03-03
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
[X] Yes [ ] No
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes[X] No

The aggregate market value of the registrant's common shares held by non-affiliates was $718,780,184 as of June 28, 2013, based on the closing price of the common stock on the Nasdaq Global Select Market on June 28, 2013, which is the last business day of the registrant's most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 25, 2014, the registrant had 14,669,635 common shares outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days after the registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this report.

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

The cruise ships and third party land-based venues we serve include those of Caesars Entertainment, Carnival Cruise Lines, Costa Cruises, Crystal Cruises, Cunard Cruise Line, Hilton Hotels, Holland America Line, Ibero Cruises, Kerzner International, Marriott Hotels, Nikko Hotels, Norwegian Cruise Lines, Planet Hollywood, P&O Cruises, Princess Cruises, Pullmantur Cruises, Royal Caribbean Cruises, Seabourn Cruise Line, Silversea Cruises, Sofitel Luxury Hotels, St. Regis Hotels and Resorts, W Hotels and Resorts, Westin Hotels and Resorts and Windstar Cruises. As of February 1, 2014, we served 156 cruise ships representing 18 cruise lines, and operated 52 resort spas, 11 urban hotel spas, five day spas and 109 Ideal Image centers.

We also operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. As described in more detail below, legislation and regulations have placed significant restrictions on the operation of post-secondary schools, such as ours, that are dependent to a major extent on the ability of students and prospective students to obtain loans under Title IV of the Higher Education Act of 1965 (the "HEA"), which is administered by the U.S. Department of Education (the "DOE").

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

We provide our shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Most of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 1, 2014, 118 of the 156 ships we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $61,089 in 2013 and $62,471 in 2012, as compared to average weekly revenues of $18,218 in 2013 and $18,384 in 2012 for the other ships we served. Our services include massages, facials, microdermabrasion, waxing, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and teeth whitening, as well as a variety of other specialized beauty and body treatments and services, acupuncture and, on many ships we serve, medi-spa services such as BOTOX® Cosmetic, Dysport®, Restylane® and Perlane®. Our range of services is designed to capitalize on the significant consumer interest in health awareness, personal care and fitness.

We provide spa services (other than medi-spa services) similar to those we provide on cruise ships at 63 hotels located in the United States, the Caribbean, Asia, the Pacific, and other locations. These spas are operated primarily under the Mandara® and Bliss brands. Additional spas under these brands and the Remède brand are operated by third parties under license from us. We also operate Elemis luxury day spas in each of Coral Gables, Florida and London, England, as well as Bliss premium urban day spas in New York City (two spas) and London.

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, BlissLabs™, Remède, Laboratoire Remède, Mandara Spa® and Mandara brands, and supplements under our Jou® brand. Our products are produced for us by several suppliers, including premier United States and European manufacturers.

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

During 2013, services accounted for approximately 69% of our revenues and products accounted for approximately 31% of our revenues.

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

Our Shipboard Spa Business

Cruise Industry Overview

The passenger cruise industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based venues and sightseeing destinations. The cruise market is comprised of luxury, premium and mass market segments which appeal to a broad range of passenger demographics, tastes and budgets. We serve ships in all of these segments.

According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 12.6 million in 2007 to a CLIA-estimated 17.6 million in 2013, including an estimated increase of approximately 400,000 North American passengers in 2013 compared to 2012. The increase from 2012 to 2013 may continue to reflect passengers traveling due to discounts and other promotions offered by certain cruise lines. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. In the event of a recurrence of the economic slowdown experienced worldwide in recent years, declines in passenger volume on cruises, including North American Cruises, could resume, which would adversely affect our business. As of February 1, 2014, 92 of the 156 ships we served offered North American Cruises.

According to the most recent industry study conducted by CLIA and published in 2011, levels of the highest satisfaction are reported by vacationers for cruises, and travelers' high level of interest in cruising is steadily increasing, with vacationers' interest in cruising surpassing interest in most other vacation alternatives. Additionally, the study reports that most people deem cruises as a very high value for the cost and a superior value to other types of vacations. In comparing the benefits of cruise vacations to other vacations, "being pampered" was among the highest rated advantages offered by cruise vacations compared to other vacations. We believe our services offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

Over the years, the trend has been for cruise lines to build larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer larger fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. A few new ships have dedicated medi-spa facilities as part of the spa facilities we operate. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 1, 2014, 118 of the ships we served offered large spa facilities. All three new ships scheduled to be introduced during the remainder of 2014 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 1, 2014, we provided our services and products to 18 cruise lines representing a total of 156 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 1, 2014 under cruise line agreements with the respective cruise lines (including ships temporarily out of service for routine dry dock maintenance) are listed below:

Cruise Line	Number of Ships Served

Azamara (1)	2
Carnival (2)	24
Carnival Australia (2)	3
Celebrity (1)	10
Costa (2)	14
Crystal	2
Cunard (2)	2
Disney	4
Holland America (2)	15
Ibero (2) (3)	2
Norwegian	13
P&O (2)	7
Princess (2)	17
Pullmantur (1) (3)	5
Royal Caribbean (1)	21
Seabourn (2)	6
Silversea	6
Windstar	3

Total	156

(1)	Azamara, Celebrity and Pullmantur are owned by Royal Caribbean. We will cease serving the ships of Celebrity during the second quarter of 2014.

(2)	Carnival Corporation, the parent company of Carnival Cruise Lines, also owns Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, Princess and Seabourn.

(3)	As of February 1, 2014, we served these ships without a written agreement.

Each of Costa, Princess and Royal Caribbean is scheduled to introduce a new ship into service in 2014. We expect to perform services on all of these ships, each of which is currently covered by our cruise line agreements.

Since November 1996, none of our cruise line agreements was terminated prior to its expiration date. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates, although our agreement with Celebrity, which expired in December 2013, has not been renewed. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2013, 2012 and 2011, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, Princess and Seabourn cruise lines): 24.4%, 25.7% and 29.9% and Royal Caribbean (including Royal Caribbean, Celebrity (we will cease serving Celebrity ships in the second quarter of 2014), Pullmantur and Azamara cruise lines): 13.9%, 14.8% and 16.7%. These companies, combined, accounted for 128 of the 156 ships served by us as of February 1, 2014. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to six years, with an average remaining term per ship of approximately two years as of February 1, 2014 (excluding the Celebrity agreement, which expired in December 2013 and whose ships we are serving on an interim basis). As of February 1, 2014, cruise line agreements that expire within one year covered 33 of the 156 ships served by us. These 33 ships accounted for approximately 7.2% of our revenue in 2013. We typically are able to begin negotiations to renew agreements six to 12 months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 1, 2014, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice and we served seven ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2013, these payments are required by cruise line agreements covering a total of 89 ships served by us. As of December 31, 2013, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships) of approximately: $94.8 million in 2014, $8.0 million in 2015, $8.0 million in 2016, $8.0 million in 2017, $8.0 million in 2018 and $8.0 million thereafter. These amounts could increase under new or renewed agreements. The amounts set forth for the years after 2014 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years could be significantly higher than the amounts indicated.

Our Land-Based Spas Business

Hotel Spas - General

We offer spa services and products on land at hotels principally in the United States, the Caribbean, Asia and the Pacific.

As of February 1, 2014, we provided spa services at hotels in the following locations:

COUNTRY	NUMBER OF HOTEL SPAS

United States (1) (2)	25
Maldives	9
Malaysia	7
Indonesia	4
Guam	2
Bahamas	3
Fiji	2
Palau	2
Aruba	1
Dubai	1
Egypt	2
Japan	1
Oman	1
Russia	1
United Arab Emirates	1
United Kingdom	1

Total	63

(1)	Including Puerto Rico.

(2)	Commencing in April 2014, we will no longer be providing services at one of these hotels.

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

We also operate nine spas under the Chavana brand, two hotel spas under the "Elemis" brand and one spa under our newest hotel spa brand, "Glow®, a Mandara Spa." We also operate certain spas under brands of venues where the spas are located.

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

We also operate spas under the "Elemis" brand for certain British Airways passengers at John F. Kennedy International airport in New York and at Heathrow airport near London as part of the program under which we supply Elemis products to British Airways. In 2013, we began selling our Bliss products at Bliss branded stores at airports in Dallas, Los Angeles and St. Louis.

Licensed Spas

In addition to operating land-based spas ourselves, we license certain of our marks to third parties in connection with hotel spa operations. We license our Mandara mark to Minor International PCL, a Thailand-based hotel operator, which operates five Mandara hotel spas in Thailand, five Mandara hotel spas in China and one Mandara hotel spa in each of India and Egypt. We license our Bliss mark to Starwood for use in connection with hotel spas at four hotels in the United States and at hotels in Hong Kong, Qatar, Russia and Spain. We license our Remède mark to Starwood for use at six hotels in the United States, two hotels in Mexico and one hotel in each of Indonesia and Singapore.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our hotel spas generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Similar to some of our cruise line agreements, certain of our land-based spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2013, we had guaranteed total minimum payments to owners of our land-based venues of approximately: $6.9 million in 2014, $5.8 million in 2015, $3.8 million in 2016, $2.3 million in 2017, $1.5 million in 2018 and $1.6 million in total thereafter.

In connection with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Planet Hollywood Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Loews Miami Beach Hotel, the Mohegan Sun Resort, the Wyndham Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel, the Tropicana Las Vegas Hotel and Casino and at certain other hotels, in order to obtain the agreements for these premises, we agreed to build out all or a portion of the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to $15.6 million. We believe that in order to procure agreements for certain spas at hotels in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those hotels. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of hotel spa facilities. The terms of the agreements for our land-based spas generally range from five to 20 years (including the terms of renewals available at our option).

Massage and Beauty Schools

We operate 12 post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 32 campuses in a total of 14 states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty and skin care. In April 2000, we acquired two post-secondary massage therapy schools with campuses located in Maryland, Pennsylvania and Virginia. In April 2006, we acquired the assets of the Utah College of Massage Therapy, Inc. ("UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. In August 2008, we acquired the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT"), which operated a post-secondary massage therapy school with a total of three campuses in Connecticut. In November 2011, we acquired the assets of Cortiva, which operated seven schools with a total of 12 campuses located in a total of seven states, including four where we had not operated schools previously. In 2011, 2012 and 2013, we opened new campuses in Dallas, Houston and Arlington, Texas, respectively.

As of February 1, 2014, there were a total of 4,663 students attending our schools.

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

For our schools to become eligible, and maintain eligibility, to participate in the Title IV Programs and for eligible students attending those schools to receive federal student financial assistance under those programs, among other things, our schools are required to (i) maintain accreditation by an accrediting agency recognized by the DOE, (ii) maintain legal authorization to offer post-secondary education programs of instruction in the state in which they are physically located and (iii) be certified as part of an eligible institution by the DOE.

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

Certain information with respect to our school campuses is set forth below.

School Brand (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSC
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSC
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSC
FCNH	Sarasota, FL	fcnh.com	1978	1999	MT, SC	AS	ACCSC
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC (4)	-	ACCSC/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSC/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC (4)	-	ACCSC/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT, SC (4)	-	ACCET
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT, SC (4)	-	ACCET
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT, SC (4)	-	ACCET
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET
CCMT	Groton, CT	ccmt.com	2003	2008	MT	-	COMTA
CCMT	Newington, CT	ccmt.com	1980	2008	MT	-	COMTA
CCMT	Westport, CT	ccmt.com	1992	2008	MT	-	COMTA
TCMT	Arlington, TX	texasmassage therapy.com	2013	-	MT	-	ACCSC
TCMT	Houston, TX	texasmassage therapy.com	2012	-	MT	-	ACCET
TCMT	Richardson, TX	texasmassage therapy.com	2011	-	MT, SC (4)	-	ACCET
Cortiva Institute	Wall Township, NJ	cortiva.com	2004	2011	MT	-	COMTA
Cortiva Institute	Hoboken, NJ	cortiva.com	2010	2011	MT	-	ACCSC
Cortiva Institute	Chicago, IL	cortiva.com	1981	2011	MT	-	COMTA
Cortiva Institute	Crystal Lake, IL(5)	cortiva.com	2001	2011	MT	-	COMTA
Cortiva Institute	Woodbridge, IL	cortiva.com	2009	2011	MT	-	COMTA
Cortiva Institute	Watertown, MA	cortiva.com	1974	2011	MT	-	COMTA

Cortiva Institute	Pinellas Park, FL	cortiva.com	1981	2011	MT	-	ACCSC
Cortiva Institute	Seattle, WA	cortiva.com	1974	2011	MT	-	COMTA
Cortiva Institute	Federal Way, WA(6)	cortiva.com	2011	2011	MT	-	COMTA
Cortiva Institute	Tucson, AZ	cortiva.com	1982	2011	MT	-	ACCSC
Cortiva Institute	Scottsdale, AZ	cortiva.com	1981	2011	MT	-	ACCET
Cortiva Institute	King of Prussia, PA	cortiva.com	1982	2011	MT	-	COMTA

(1)
ASMT - Arizona School of Massage Therapy (branch of UCMT)
BSM - Baltimore School of Massage
CCMT - Connecticut Center for Massage Therapy
DSMT - Denver School of Massage Therapy (branch of UCMT)
FCNH - Florida College of Natural Health
NSMT - Nevada School of Massage Therapy (branch of UCMT)
TCMT - Texas Center for Massage Therapy (branch of UCMT for Richardson and Houston, and Cortiva Institute - Pinellas Park for Arlington)
UCMT - Utah College of Massage Therapy
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

Ideal Image

In November 2011, we acquired Ideal Image, a leader in the cosmetic healthcare category of laser hair removal, which had a nationwide network of 68 treatment centers (17 operated by franchisees) across 21 states. The purchase price for this acquisition was paid from our existing cash and common shares and through borrowings under our credit facility entered into at the time of the acquisition.

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

Ideal Image Operations

Ideal Image began its operations with a facility in Tampa, Florida in 2001 and has expanded its operations since then both by opening new centers and acquiring centers that had been operated by its franchisees. Since we acquired Ideal Image, we have opened 58 new locations as of February 1, 2014. Ideal Image's headquarters are located in Tampa.

Ideal Image provides a non-invasive procedure for the removal of unwanted facial and body hair in a clinical setting. The technology involved uses heat from laser (light amplification by the stimulated emission of radiance) pulses to destroy hair roots by targeting the melanin (dark pigmentation) in the hair below the skin without harming the skin itself. Ideal Image focuses on providing safe and effective service to its consumers with a strong focus on customer service. Ideal Image's laser hair removal services are individualized to each customer's skin type and hair color pursuant to a specified treatment plan. Ideal Image has contracted with a third party financial institution to serve as the primary financing source for its customers. A majority of its customers finance their services through that financial institution. Since 2001, Ideal Image has provided more than 3.8 million laser hair removal treatments to its guests.

In 2013, Ideal Image expanded its service offerings. As of February 1, 2014, Picosure and Ultherapy are performed in ten and 40 Ideal Image centers, respectively. Picosure, a tattoo removal procedure, uses a short pulse duration laser to shatter ink into tiny particles that are eliminated by the body. Ultherapy is a procedure that tightens and lifts the skin by using ultrasound technology to target the underlying skin tissues where collagen resides.

As of February 1, 2014, Ideal Image operated 109 laser hair removal centers in a total of 31 states, as well as one location in Canada, and franchised the Ideal Image brand to operators of 17 centers in a total of seven states. Most of the Ideal Image facilities are located in shopping centers or Class A retail locations and range in size from 1,200 square feet to 4,500 square feet and are generally staffed with teams ranging from three to 11 employees.

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

Certain of those agreements also provide us with the right to buy back the operation from a franchisee under certain circumstances. Of the 109 centers operated by Ideal Image, 43 originally were franchised, but were subsequently bought back by Ideal Image. All of those transactions took place prior to our acquisition of Ideal Image.

Our Ideal Image services are provided at facilities leased from third parties, generally for terms of five to 15 years.

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

Develop and Deliver High Quality Services and Products. We strive to create an engaging and therapeutic environment where guests can receive beauty and body treatments and hair styling of the highest quality. We develop many of our own product formulations and treatment techniques with independent clinical trials and conduct research to ensure that we are meeting our customers' needs. We continually update the range of techniques, services and products we offer to satisfy changing health, beauty and fitness trends, including through affiliation with recognized brands of products and services we believe would be of interest to our customers. Through our attentive and highly trained staff and our high quality beauty and hair products, we provide our guests with what we believe is a richly rewarding experience that is a therapeutic and memorable highlight of a vacation or a relaxing interlude from the normal routine.

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our shipboard and land-based spa personnel individually inform our guests of the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our spa employees to maximize sales of our services and products and train them to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups, wedding groups and other events at the hotels and on board the ships we serve. In addition, we communicate with our current customer base through email, newsletters, catalogs and other direct marketing. We also seek to expand our customer base through e-commerce, online advertising, public relations and social media activities, such as facebook and twitter, and activities and communications through various advertising media. Radio advertising is an important component of Ideal Image's marketing efforts. Ideal Image also utilizes celebrity spokespersons in its advertising.

Certain of our products are used by cruise lines and hotels for in-cabin, or in-room, amenities give-aways under the terms of a license agreement. We also operate spas at the British Airways terminals at John F. Kennedy International Airport in New York and at Heathrow Airport, near London, where services are provided to British Airways first class, Club World (business class) and Gold Executive Club passengers on a complimentary basis. In addition, we provide Elemis amenities in the Club World cabins of British Airways' long-haul flights and sell our products through the British Airways catalogue and via duty free sales offerings on British Airways aircraft. Our Bliss and Remède spa brands also have amenities programs. Under those programs, Starwood arranges for the manufacture of Bliss and Remède amenities under license from us and distributes them in certain W and St. Regis hotels, respectively. We believe that these amenities activities assist us in the marketing of our products.

To generate interest among potential students for our schools, we engage a broad range of marketing media, including e-commerce, direct mail and print and broadcast outlets. We also seek referrals (on an uncompensated basis) from our graduates and students. We seek to attract highly motivated, career-oriented students with both the desire and ability to complete their programs of choice. Each of our campuses have an admissions office responsible for identifying individuals interested in enrolling in our programs. Admissions representatives serve as the primary contacts for prospective students, providing information to help them make an informed enrollment decision and to assist them with the completion of the enrollment process.

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

We believe that the brands Bliss, Remède, Ideal Image and Cortiva, which we have acquired in the last few years, are widely known and highly regarded in their respective markets. As such, these acquisitions are consistent with our strategy of positive brand name recognition.

Develop High Quality Educational Programs and Focus on Student Placement. We believe that the employment market for the massage therapy and skin care industries requires highly trained professionals. We continually refine, adapt and develop courses to improve the quality and portfolio of our educational programs. In addition, we focus on our student placement rates.

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Hotel Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships with large spas. From November 1996 to February 1, 2014, we commenced serving 123 new cruise ships brought into service by our cruise line customers. We also believe that the success of our hotel spas could help our growth by encouraging the operators of those hotels to have us provide services at new hotels that they may open or acquire in the future. We believe that our agreement with Starwood relating to Bliss and Remède spas and amenities at W and St. Regis hotels has the potential to strengthen our relationship with that worldwide hospitality entity.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 15.5% from 2009 through 2013 (attributable in part to our acquisition of Bliss and Ideal Image). We believe that such growth rate has been adversely impacted by the softening of the economy worldwide and resultant reduced spending by consumers. Our products are sold primarily to our spa guests and through third party, land-based retail and other channels, including at a number of locations of several well-known department store chains in the United States, England, Scotland, Ireland and other countries. Our products also are offered through internet websites, including our sites www.timetospa.com,  www.timetospa.co.uk,  www.blissworld.com,  www.blisslondon.co.uk  and www.bodyworkmall.com, by telephone, through our Bliss catalog and, increasingly, through the use of TV shopping channels. We have increased our retail product sales through enhanced sales and marketing training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order and e-commerce customers. We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products.

In 2013, we began selling our Bliss products at Bliss branded stores at airports in Dallas, Los Angeles and St. Louis. We intend to seek additional distribution venues for our products, although we cannot assure you that we will be successful in securing additional venues.

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

Consider Strategic Transactions and Other Expansion Activities. We consider strategic acquisitions of businesses which we believe are compatible with, or enhance, our current operations. Our acquisitions of Bliss Inc. in December 2009, Onboard in January 2011 and Ideal Image and Cortiva in November 2011 are examples of this type of growth. In addition to adding new brands to our offerings, the Bliss Inc. transaction expanded our relationship with Starwood, including, among other things, providing exposure for our Bliss and Remède products through the amenities programs at certain W and St. Regis hotels. The Onboard acquisition helped increase our market share in the shipboard spa industry. The Ideal Image acquisition allowed us to add a new category to our offerings of beauty treatments and our acquisition of Cortiva broadened the geographic footprint of our education division through the schools of a well-known, respected brand. Another proposed area of growth is through the opening of new Ideal Image centers. Since the completion of the Ideal Image acquisition, we have opened 58 such centers as of February 1, 2014. We will continue to consider strategic alliances or other strategic transactions that management believes would be beneficial to our shareholders.

Capitalize on Growth in Size and Quality of Shipboard Facilities. Most new cruise ships being brought into service offer large spa facilities. Many of these facilities include hydrotherapy treatments and larger fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a greater number of passengers. We often assist cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and in increased revenues to us and the cruise lines. Through the remainder of 2014, we are scheduled to begin serving three new ships with large spa facilities.

Adding New Services and Products. We continually introduce new body and facial services and products. Among other things, in recent years, we have introduced Elemis products intended to reduce the appearance of aging on skin, an Elemis Time for Men product range, shipboard men's barber and grooming services, our teen spa program, teeth whitening, medi-spa services (BOTOX Cosmetic, Dysport, Restylane and Perlane treatments), acupuncture, microdermabrasion, our Jou line of Asian-sourced herbal dietary supplements, and laser hair removal (land-based locations only). These services and products are offered on board many of the ships we serve, as well as at one of our day spas. We have recently added Picosure (a tattoo removal procedure) and Ultherapy (an ultrasound skin tightening and lifting procedure) services at a number of our Ideal Image centers.

Adding New Spa Brands. We strive to introduce new brands at the hotel spas we operate or propose to operate, to provide hotel operators with a variety of options to choose from when using, or considering to use, us as their spa operator. We also have introduced brand names of ours at hotel spas that have achieved strong positive recognition in other parts of our business, such as our "Elemis" brand. We believe that our ability to offer hotel venues a choice of spa brand and related signature operations helps us to compete for new business with other hotel spa providers. Similarly, in connection with our shipboard spa operations, we have the ability to offer to our cruise line customers and prospective cruise line customers the flexibility to utilize existing brands of ours, new brands of ours, or new brands created especially for the cruise line customer in question.

Adding Existing Services to Additional Venues. We believe that certain of the existing venues for our services and products may have the potential to serve as venues for the sales of additional services and products of ours. For example, during 2014, Ideal Image intends to add certain medi-spa services to its offerings.

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

Massage and Body and Beauty Treatments. At most of our facilities, we offer massages and a broad variety of other body and beauty treatments to women, men and teenagers. Types of body treatments include seaweed and other therapeutic wraps, cellulite reduction, aromatherapy and hydrotherapy treatments, as well as acupuncture, which we offer at most of our shipboard spas. Beauty treatments include facials, waxing, brow shaping, microdermabrasion and other beauty services and, at many of our shipboard spas, medi-spa services (BOTOX Cosmetic, Dysport, Restylane, and Perlane treatments). We also offer teeth whitening services in the majority of our shipboard spas. On ships, the number of private treatment rooms available for these services ranges from one to 26, with one to 29 treatment tables per ship, depending on the size of the ship. At our hotel spas, the number of treatment rooms varies from two to 36.

Hair and Nails. At all of our shipboard spas and certain of our land-based spas we operate hair styling salons which provide services to women, men and teenagers and facilities for manicures and pedicures and related services. Steiner Leisure's facilities offer from one to 12 hair styling stations, as well as stations for manicures and pedicures. We also offer barber services for men in the majority of our shipboard spas.

Staff. The number of our staff on a ship, including staff providing these services, ranges from one to approximately 45, depending on the size of the ship. At our hotel spas, the number of our spa employees, including employees providing these services, varies from two to approximately 200.

Shipboard Spas. Cruise lines are continually providing larger spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 1, 2014, 118 of the ships we served had large spa facilities. We expect to serve an additional three new ships with large spa facilities that are anticipated to begin service later in 2014. These spas provide larger fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2013, our average weekly revenues on ships with large spas were approximately four times our average weekly revenues on other ships.

Fitness Facilities. As of February 1, 2014, we operated fitness facilities on 153 of the ships we serve and at ten of our hotel spas. Fitness facilities typically include strength equipment, cardiovascular equipment (including treadmills, elliptical machines, exercise bicycles and rowing and stair machines) and facilities and equipment for fitness classes, including yoga, Pilates, cycling and aerobics. On ships where we offer fitness services, we provide from one to three fitness instructors, depending on ship size. At certain of our land-based spas, we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as body composition analysis and personal training and personal nutritional and dietary advice. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our land-based spas.

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

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our land-based spas generally operate daily for similar numbers of hours, though opening and closing times vary. Our Ideal Image facilities are generally open six or seven days a week, depending on the market in question. Their hours are from 9:00 a.m. to 6:00 p.m. on Mondays, Fridays and Saturdays, 9:00 a.m. to 8:00 p.m. on Tuesdays, Wednesdays and Thursdays, and 9:00 a.m. to 2:00 p.m. on Sundays.

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

We sell our premium quality Elemis products in dedicated areas in the cosmetics sections of an increasing number of locations of several well-known department store chains in the United States, United Kingdom, Scotland, Ireland and other countries. We intend to seek additional distribution channels for our Elemis products, although we cannot assure you that we will be successful in opening additional venues. Bliss products also have been sold in respected department store chains in the United States and England for a number of years.

The beauty products we offer include cleansers, toners, moisturizers, lotions and other skin care products and cleansing accessories, waxing and other body products, as well as aromatherapy oils and beauty tools. Hair care products offered include shampoos, conditioners, styling products and related items. Many of the products sold by us are from our Elemis, Bliss, BlissLabs, Remède, La Thérapie, Mandara Spa and Mandara product lines, and the private label Steiner hair care line. We also sell products of third parties.

Our skin care products are made primarily from premium quality ingredients, many of which are sourced from premier European manufacturers and a few other manufacturers. If any of these manufacturers ceased producing the ingredients for our products, the transition to other manufacturers could result in significant production delays.

Our product sales platform includes the combination of our Bliss brand sales with those of Elemis and La Thérapie product sales. Creating this combination has involved cross-training of products teams and has resulted in cost-saving efficiencies relating to the respective websites selling these brands. In addition, we are using the combined power of our various brands to secure better advertising placements and rates.

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

Our shipboard employment candidates complete a rigorous training program, mostly at our facilities near London, England. We can train up to approximately 200 employees at a time, in various courses and stages of training, at these facilities. We also have satellite training centers in South Africa and the Philippines for applicants from those countries to attain the same training as provided at our United Kingdom training facilities. The training course for shipboard service personnel is typically conducted over a period of one to six weeks, depending on the services to be performed by the employee. The training course emphasizes our culture of personalized, attentive customer care and the unique requirements of our respective cruise line customers.

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

Ideal Image

Ideal Image recruits its medical professionals from career websites, post-secondary schools, medical associations and through the use of local print media. Prospective medical professional employees who will be providing Ideal Image's services are required to have obtained the requisite education and degree applicable to their respective positions. Once such employees are hired, they receive specialized training in the equipment, techniques and procedures involved in the services being provided, as well as in customer service, at Ideal Image's headquarters in Tampa, Florida and/or on-site at an operating facility for a period of two weeks or more, as needed. Such employees are monitored during two weeks of additional training. Ideal Image medical professionals also are required to undergo specified annual continuing education, in addition to the continuing education requirements applicable to their professional licensing. Ideal Image's medical directors, who are independent contractors and not employed by Ideal Image, also receive specialized training from Ideal Image.

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

We market our hotel spas through various channels at the venues we serve. These channels include video messages, displays and advertisements in guestrooms and guest service directories, referrals from guest contact personnel, distribution of marketing materials through guest contact channels, advance sales to group meeting planners and attendees, signage, lobby displays, venue and hotel newsletters and hotel websites. In addition, employees cross-market other services and products offered by us to their guests. We also market our land-based spas through public relations activities aimed at television and other media coverage and through local radio advertising, as well as through direct marketing. We communicate promotions and promotional events through our www.timetospa.com, www.timetospa.co.uk, www.elemis.com, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com websites. We also offer gift cards and other pre-use purchases at certain of our land-based spas.

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

An increasing number of those shops offer beauty products that compete with those we sell on cruise ships. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping and cruise line-sponsored shore excursions, as well as other activities that compete with us for passenger dollars. One of our cruise line customers has, in the past, provided shipboard services and products similar to those we provide with its own personnel on two of its ships. Certain cruise lines we served in the past few years have engaged the services of other third party spa services providers on certain other ships they operate, including Celebrity, as of the second quarter of 2014. Cruise lines, in the future, could elect to provide these services and products themselves or through other third party providers. While we acquired the assets of one of our competitors, Onboard, in 2011, there are currently other entities offering services to the cruise industry similar to those provided by us, including Canyon Ranch and Ocean View.

Many of the land-based venues we serve, as well as any land-based venues that we may serve in the future, offer many of the recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our land-based spas also compete with spas at locations in the vicinities of our spas, as well as with other beauty, relaxation and other therapeutic alternatives that compete for consumer dollars. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide to our guests in the respective markets we serve. In addition, we also compete, both for customers and for contracts with land-based venues, with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas operated by us. A number of these spa operators may have greater resources than we do. There are a number of competitors in the land-based spa market, including, among others, Canyon Ranch, Golden Door, Red Door, ESPA, Exhale, Banyan Tree, Six Senses and non-chain spas that may have a strong reputation and/or loyal customer base in the vicinities of our spas, as well as certain chain spas and medi-spas that attempt to compete with us with respect to specific services at lower prices. Further, some hotel operators provide spa services themselves, including at hotels where we formerly operated spas.

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

The cosmetic services industry is highly competitive with many competitors through the United States, including physicians in single and multi-specialty practices, medical spas and independent cosmetic services businesses. Some of those competitors solely offer laser hair removal services (including competitors who charge less for laser hair removal than we do) and others offer alternative hair removal services which are less expensive than laser procedures, including waxing and electrolysis. Ideal Image's largest direct competitors are American Laser Skincare and Sona Medspa International, Inc. We believe that the quality and training of our service providers are our strongest assets in competing in this area of our business.

Seasonality

A significant portion of our revenues are generated from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally, the third quarter and holiday periods result in our highest revenue yields. Historically, the revenues of Ideal Image have been weakest during the third quarter. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period. Operating costs do not fluctuate as significantly on a quarterly basis.

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

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one United States-based ship, which is subject to United States law) and land-based staff. New rules under the Maritime Labour Convention 2006, effective August 2013, added requirements as to the hiring, training and hours of work and compensation of shipboard employees. These rules have significantly increased, and, in the future, will continue to significantly increase, our expenses associated with our shipboard employees.

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

Schools

Our massage and beauty schools are subject to extensive regulation by federal and state authorities and by accrediting agencies recognized by the DOE. The majority of our students rely on federal student financial assistance received under the Title IV Programs to help pay for the cost of their education. In order to provide eligible students with access to the Title IV Program funds, our schools must be eligible to participate in those programs. Among other things, in order to participate in the Title IV Programs, each school must be accredited by an accrediting agency recognized by the DOE, legally authorized to provide post-secondary educational programs in the state in which it is physically located, and certified by the DOE as part of an eligible institution. These approvals, accreditations, and certifications must typically be renewed from time-to-time with the applicable agencies. The DOE defines an eligible institution as consisting of a main campus and its additional locations, if any. The DOE has certified all twelve of our institutions (including 31 of our 32 campuses) as eligible to participate in the Title IV Programs. Our Arlington, Texas campus is in the process of obtaining accreditation approval, a prerequisite for DOE approval, although we cannot assure you that such DOE approval, or that campus's eligibility to participate in the Title IV Programs, will be obtained. For DOE purposes, our 32 campuses comprise 12 main campuses and 20 additional locations. The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Accordingly, all seven of the institutions we acquired from Cortiva (comprising 12 campuses at the time of acquisition) are provisionally certified by the DOE because our acquisition of the institutions constituted a change in ownership resulting in a change of control. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses, and may be subject to heightened scrutiny by the DOE. However, provisional certification does not otherwise limit an institution's access to Title IV Program funds.

As a result, each of our schools is subject to the extensive requirements of the HEA and the regulations promulgated by the DOE, as well as to the separate requirements of its respective state licensing and accrediting agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure. Any failure to comply with the HEA or DOE regulations could be the basis for the initiation by the DOE of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or the imposition of monetary liabilities, fines or other sanctions. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances or whether each of our schools will be able to comply with all of the requirements in the future. Because a majority of our students pay their tuition with financial assistance from the Title IV Programs, the continued eligibility to participate in these programs is critical to the success of our schools. Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

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

DOE Regulations. In October 2010, the DOE issued new regulations relating to the Title IV Programs, most of which became effective on July 1, 2011 (the "July 2011 DOE Regulations"). Among other areas covered are the following: incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour (an area that has a particular impact on our schools), verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV Program funds requirements, and timeliness and method of disbursement of Title IV Program funds.

The implementation of the July 2011 DOE Regulations have adversely affected the results of operations of our schools and have required us to change certain of our business practices and to incur costs of compliance associated with developing and implementing changes in operations. The July 2011 DOE Regulations have affected our student recruitment and enrollment by, among other things, reducing the financial aid or government sponsored loan amounts a student can receive and adversely impacting our ability to compensate certain employees, and such regulations may have other material effects on our schools' business, including limiting our ability to grow that business.

The DOE also announced additional topics that will be considered for new regulations by negotiated rulemaking committees convening in early 2014. The topics under discussion are expected to include the following: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; cash management of funds provided under the Title IV Federal student aid programs, including the handling of the use of debit cards and the handling of credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; and the definition of "adverse credit" for borrowers of certain Loans.

The DOE intends to use the negotiated rulemaking process during 2014 to develop new regulations on these and potentially other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions.

Gainful Employment Rules. In June 2011, the DOE issued final rules regarding gainful employment by program graduates in a recognized occupation, which rules would have required each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV Program funding. In June 2012, the United States District Court for the District of Columbia vacated most of those regulations and remanded those regulations to the DOE for further action. In July 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with the requirements to disclose certain information about gainful employment educational programs. In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. Before each session, the DOE distributed draft regulatory language marked as a draft for discussion purposes.

The draft regulatory language distributed by the DOE to the committee for discussion purposes in December 2013 requires each educational program to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, and annual debt to discretionary income ratio, and a program cohort default rate. The various formulas are calculated under complex methodologies and definitions outlined in the draft regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The draft language outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The draft language also requires an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year, limit its Title IV enrollment in these programs, and submit a letter of credit or set aside funds to provide borrower relief to students in the event the programs become ineligible. The draft regulatory language contains other provisions that, among other things, include disclosure, reporting and new program approval requirements.

The draft regulatory language discussed above is not final and is subject to change by the DOE. The DOE is expected to publish draft regulations for comment by the public before preparing and publishing final regulations. Accordingly, we cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions. New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations might have an earlier or later effective date. Any new regulations that reduce or eliminate our students' access to Title IV federal student aid, require us to change or eliminate certain programs, or increase our costs of compliance could have an adverse effect on our schools' business.

The 90/10 Rule. Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in the Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations on a cash accounting basis) from the Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs. Certain HEA-related relief from the 90/10 Rule expired on July 1, 2011. Since the expiration of such relief, we have experienced adverse effects on our ability to comply with this rule and may experience an increase to such adverse effects on our ability to comply with this rule in the future. Moreover, if Congress or the DOE were to modify the 90/10 rule by lowering the 90% threshold, counting other federal funds in the same manner as Title IV Program funds in the 90/10 calculation, or otherwise amending the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), these or other changes to the 90/10 Rule could adversely affect our ability to the comply with the 90/10 Rule.

For purposes of the 90/10 Rule, the percentages of revenues derived from Title IV Programs for each of our institutions in each of 2013 and 2012, respectively, are as follows:

Institution	2013	2012
FCNH	70.6%	75.4%
BSM	76.8	75.9
VSM	77.0	76.3
UCMT	77.0	78.8
CCMT	52.5	55.3
Cortiva – Boston	52.8	51.4
Cortiva – Chicago	68.5	63.8
Cortiva – Florida	77.6	72.7
Cortiva – Pennsylvania	68.1	56.3
Cortiva – Scottsdale	59.1	60.5
Cortiva – Seattle	62.4	65.5
Cortiva – Tucson	66.5	66.5

All of our institutions comply with the 90/10 Rule requirements.

The Incentive Compensation Rule. Schools participating in the Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The July 2011 DOE Regulations that took effect on July 1, 2011 eliminated all 12 safe harbors under the prior rule and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future. We cannot predict how the DOE will interpret the rule, but, in any event, we have had to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications have affected our ability to appropriately compensate and retain our admissions representatives and other officers and employees, and adversely affected our enrollments, each of which has had a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions.

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

Under recent changes to the HEA, the DOE began calculating "3-year" cohort default rates beginning with the rate for the 2009 federal fiscal year. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of the federal fiscal year or the subsequent two federal fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 federal fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent federal fiscal years for which the DOE has published official three-year cohort default rates.

The final cohort default rates for each of our institutions for the last three years are as follows:

Institution	Cohort Default Rate (%)
FCNH	23.1%
BSM	22.3
VSM	14.8
UCMT	21.3
CCMT	14.8
Cortiva – Boston	9.0
Cortiva – Chicago	15.6
Cortiva – Florida	19.5
Cortiva – Pennsylvania	14.7
Cortiva – Scottsdale	13.4
Cortiva – Seattle	11.1
Cortiva – Tucson	21.3

Financial Responsibility Standards. An institution participating in the Title IV Programs must comply with certain measures of financial responsibility under DOE regulations. Among other things, an institution must achieve an acceptable composite score, which is calculated by combining the results of three separate financial ratios. If an institution's composite score is below the minimum requirement, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under certain "zone alternative" requirements, including additional monitoring procedures and the heightened cash monitoring or the reimbursement methods of payment (the latter method would require the school to cover the costs of a student's enrollment and then seek reimbursement of such costs from the DOE). If an institution's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV Programs and may be subject to zone alternative and other requirements. The DOE measures the financial responsibility of all of our schools based on the composite score of the schools' parent company, Steiner Education Group, Inc., rather than each school individually. We expect the DOE to continue to evaluate the financial responsibility of our schools in the same manner.

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

In December 2011, the Consolidated Appropriations Act, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate. As a result, many of these students who would have qualified to receive Title IV Program funds as "ability-to-benefit" students are not eligible for Title IV Program assistance under the new law and may be unable to enroll in our institutions without the ability to qualify for Title IV Program funds. The inability of these "ability-to-benefit" students to enroll in our institutions has adversely affected our schools' results of operations and financial condition. The law also reduced the duration of a student's eligibility to receive Federal Pell Grants to 12 semesters or its equivalent. This provision applied to all eligible students effective with the 2012-2013 award year and the lifetime limitation calculation includes all years of the student's receipt of Pell Grant funding.

In July 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act, P.L. 112-141, that provided for a one-year extension of the 3.4 percent interest rate that applied to Direct Subsidized Loans made to undergraduate students for loans disbursed on or after July 1, 2012 and before July 1, 2013. However, to pay for the one-year extension, P.L. 112-141 also included a new limit on eligibility for Direct Subsidized Loans for new borrowers on or after July 1, 2013. A new borrower is not eligible for new Direct Subsidized Loans if the period during which the borrower has received such loans exceeds 150 percent of the published length of the borrower's educational program. The law also provides that a borrower reaching the 150 percent limit becomes ineligible for interest subsidy benefits on all Direct Subsidized Loans first disbursed on or after July 1, 2013. The result is that for many students, access to Subsidized Loans may be limited, making the student's debt burden greater than before.

In August 2013, the Bipartisan Student Loan Certainty Act of 2013, P.L. 113-28, modified the Direct Loan interest rate formula to tie the federal student loan interest rates to financial markets. Under this Act, interest rates will be determined each June for new loans being made for the upcoming award year, which runs from July 1st to the following June 30th. Each loan will have a fixed interest rate for the life of the loan. For new Direct Loans made on or after July 1, 2013 and before July 1, 2014, interest rates on Direct Subsidized and Unsubsidized Loans for Undergraduates are 3.86 percent instead of 6.8 percent and the interest rate on Direct PLUS Loans for Parents is 6.41 percent instead of 7.9 percent. As a result, the interest rates are lower for Direct Loans than if the HEA had not been amended, thus reducing the student borrower's debt after leaving school and going into repayment.

State Authorization Agencies. Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. Our schools also must be legally authorized to offer post-secondary educational programs of instruction in the states in which they are located in order to participate in the Title IV Programs. State laws vary from state to state, but generally establish standards for faculty qualifications, location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment, and other operational and administrative procedures. Any failure of one of our schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for the Title IV Programs.

The July 2011 DOE Regulations amended the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE has not published a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the DOE will interpret these requirements in each state. Therefore, although we have endeavored to comply with these new regulations, we cannot guarantee that our interpretation of the relevant regulations will be upheld by the DOE or other agencies, or upon judicial review.

In addition, the July 2011 DOE Regulations required institutions offering post-secondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering post-secondary distance education in that state. The regulations required an institution to document upon request by the DOE that it has the applicable state approval. On June 5, 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the new state authorization regulation with respect to distance education. The DOE subsequently issued a Dear Colleague Letter acknowledging the court's decision and stating that the DOE would not enforce the requirements of the regulation and commenting the institutions continue to be responsible for complying with all state laws as they relate to distance education. However, the DOE has announced its intent to consider new regulations regarding state authorization for programs offered through distance education beginning with a negotiated rulemaking committee convening in February 2014.

Accreditation. Each institution must be accredited by an accrediting agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies examine the academic quality of the institution's instructional programs as well as other aspects of its operations such as administrative and financial operations. Accrediting agencies must adopt specific standards in connection with their review of post-secondary educational institutions to be recognized by the DOE. All of our schools are institutionally accredited by an accrediting agency recognized by the DOE. The DOE relies on the determinations of accrediting agencies as to whether an institution's programs are of sufficient quality for participation in the Title IV Programs. In addition, three of our schools have specialized programmatic accreditation for particular educational programs.

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

In December 2013, ACCET considered the application for reaccreditation of Utah College of Massage Therapy (comprised of 9 campuses) and notified the institution that it voted to defer further consideration of the application, to continue the institution's accredited status pending further review at its April 2014 meeting, and to issue an institutional show cause directive requiring the institution to show good cause why its accreditation should not be withdrawn. The institutional show cause is primarily due to job placement rates (and completion rates for certain educational programs). One of ACCET's accreditation standards is to place a specified percentage of graduates within a specified timeframe. Previously, in July 2013, a total of eight programs at six campuses were subject to a programmatic show cause directive, which requires an institution to demonstrate why approval to offer the specific program should not be withdrawn. The December 2013 notice also identifies several other issues in need of further clarification and/or resolution.

We believe that job placement rates have been adversely impacted by, among other factors, the length of time and cost that it takes for a graduate to obtain professional licensure. The process of obtaining professional licensure can include several steps such as passage of a national examination and payment of applicable test fees, payment of application fees, passage of background checks (and payment of applicable fees) and satisfaction of other requirements, all of which vary from state to state. Moreover, the ultimate approval of a graduate's application for professional licensure is generally not subject to a specific timeline and is typically controlled by a state agency. We believe these factors have adversely impacted the length of time it takes for a graduate to become licensed. As a professional license is generally a prerequisite for employment in both the massage and skin care fields, we believe the length and cost of the licensure process has had a negative impact on the institution's job placement rates. While we believe that we have strong arguments to demonstrate why accreditation should not be withdrawn based on the job placement and other issues identified in the December 2013 notice (and are in the process of preparing our response to each of those issues), we cannot assure you that ACCET will agree with our position or will not take further action against the institution such as withdrawal of accreditation. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

In September 2013, COMTA notified the Baltimore campus of the Baltimore School of Massage ("BSM") that it had placed the school on probation based on completion and job placement rates. In November 2013, BSM received notice that COMTA has extended its accreditation period until April 2017, which previously was set to expire in April 2015. While we believe we have strong arguments, and have submitted a response to the probation order, we cannot assure you that COMTA will agree with those arguments or will not take further action against the school, including withdrawal of accreditation. BSM is institutionally accredited by ACCSC and relies on accreditation by ACCSC, not COMTA, in order to be eligible to participate in the federal student aid programs. BSM is not required to maintain COMTA programmatic accreditation in order for its graduates to obtain professional licensure, although the loss of COMTA accreditation could impact the reputation of BSM's programs or could impact BSM's institutional accreditation or state licensure. Since institutional accreditation and state licensure are required for a program to be eligible to participate in the federal student financial aid programs, failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

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

In states where applicable law prohibits the corporate practice of medicine, referral fees and fee splitting, generally, the Ideal Image centers are owned by physician-owned entities that provide the medical services to the centers' guests. As of February 1, 2014, 44 Ideal Image centers were owned by physician-owned entities (of the remaining 82 centers, 65 are owned by Ideal Image and 17 are franchised). Under what are typically multi-year agreements with the physician-owned entities, Ideal Image has responsibility for most of the non-medical operations of these centers, such as center management, administration, marketing and support services and the acquisition and maintenance of equipment. In exchange for these services, Ideal Image receives a fee based on the fair market value of the services provided. The physician-owned entities are responsible, as required by state law, for the dispensing of patient care services and the exercise of medical judgment. We believe that our agreements with the physician-owned entities comply with applicable state law. However, it is possible that regulatory authorities or other parties, including the physician entity owners, could allege that our provision of these services and/or the amount of compensation that we are receiving for them violates one or more of the prohibitions referenced above. In that event, we could be subject to administrative, civil or criminal penalties, our agreements with the physician entities could be found to be invalid and we could be required to restructure our arrangements with medical services providers in these states.

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

Employees

As of February 1, 2014, Steiner Leisure had a total of 7,318 employees. Of that number, 4,781 worked in spa operations, 1,694 represented management and sales personnel and support staff, 377 were involved in teaching at our massage and beauty schools, 321 represented medical professional employees of Ideal Image, 45 were involved in the bottling, distributing, warehousing and shipping of our beauty products, 77 were involved in the recruiting and training of spa personnel and 23 were involved in the training of Ideal Image medical professional employees. Shipboard employees typically are employed under agreements with fixed terms, generally of nine months. We have one spa manager on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our land-based spas and schools generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts. Our land-based spa therapists are generally paid on a commission basis. Land-based spa managers receive a salary, plus bonuses, if appropriate, based on various criteria. Our Ideal Image medical professional employees are compensated based on the number of hours they work. A small number of our employees (all at a Bliss spa in New York City) are covered by a collective bargaining agreement. None of our other employees are covered by a collective bargaining agreement. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	71	Chairman of the Board
Leonard I. Fluxman	55	President and Chief Executive Officer and a Director
Robert C. Boehm	59	Executive Vice President and General Counsel
Bruce Fabel	50	President of Ideal Image Development, Inc.
Glenn J. Fusfield	51	President and Chief Operating Officer of Steiner Transocean Limited
Sean C. Harrington	47	Managing Director of Elemis Limited
Michael Indursky	53	President - Bliss World Holdings, Inc.
Robert H. Lazar	50	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	50	Executive Vice President and Chief Financial Officer
Jeffrey Matthews	57	President and Chief Operating Officer of Mandara Spa Asia Limited
Bruce M. Pine	63	Senior Vice President and Chief Operating Officer of Mandara Spa LLC
Robert Schaverien	49	Managing Director of Steiner Training Limited

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

Michael Indursky has served as President of our Bliss World Holdings, Inc. subsidiary since March 2010. From July 2005 until joining the Company, Mr. Indursky served as Chief Marketing and Strategic Officer of Burt's Bees, Inc., a maker of natural personal care products. From December 2003 until June 2005, he served as Vice President – Garnier, a beauty products brand of L'Oreal USA ("L'Oreal"), and from October 2002 until November 2003, he served as Vice President – Maybelline New York, a cosmetics brand of L'Oreal. From June 1990 until December 2001, Mr. Indursky was with Unilever Home and Personal Care North America, a home, personal care and food products company, where he held various leadership positions of increasing responsibility.

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

Website Access to SEC Reports

Our internet website can be found at www.steinerleisure.com. Information contained on our internet website is not part of this report.

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.

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

We Depend on Our Agreements with Cruise Lines and Land-Based Spas; if These Agreements Terminate, Our Business Would be Harmed

A significant portion of our revenues are generated from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to six years with an average remaining term per ship of approximately two years as of February 1, 2014 (excluding the Celebrity agreement, which expired in December 2013 and whose ships we are serving on an interim basis). As of that date, cruise line agreements that expire within one year covered 33 of the 156 ships served by us. These 33 ships accounted for approximately 7.2% of our 2013 revenues. We cannot assure you that any of these agreements, or any of our other cruise line agreements, will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and land-based venues increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 1, 2014, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to seven ships, we are operating without written agreements. These 11 ships (which are included in the 33 ships referenced above) accounted for 2.9 percent of our 2013 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based spa agreements also provide for termination with limited advance notice under certain circumstances, including a failure to meet specified performance standards.

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

The weakened United States and other world economies in recent years, including the impact on consumers of high fuel costs and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on cruise vacations and our services and products. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. These conditions have adversely affected our results of operations since 2009. Though discretionary spending of passengers on certain cruise lines has increased, the continuing economic challenges have also adversely affected the discretionary spending of cruise customers and potential customers. The recurrence, continuation or worsening of the more severe aspects of these challenging economic conditions, as well as further increases in fuel costs, could have a material adverse effect on the cruise industry and also could have a material adverse effect on our results of operations and financial condition for 2014 and thereafter during any such recurrence, continuation or worsening.

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

Despite the general historic trend of growth in the volume of cruise passengers, in 2014 and future years, the economic environment worldwide could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant and/or continuing decrease in passenger volume could have a material adverse effect on our results of operations and financial condition.

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

Accidents and other incidents involving cruise ships can materially adversely affect the cruise industry, as well as our results of operations and financial condition. In January 2012, Costa Concordia, a cruise ship owned and operated by Costa, a cruise line that we serve, grounded off the coast of Isola del Giglio, Italy, sustained significant damage and did not resume service. There were a number of casualties. In February 2012, another Costa vessel experienced a fire which caused it to be temporarily immobilized. In early 2013, mechanical and other problems on Carnival's Elation, Dream and Legend caused early terminations of cruises on those vessels. In February 2013, a fire on the Carnival Triumph resulted in the vessel being immobilized for a number of days off the coast of Mexico. In May 2013, a fire on the Royal Caribbean Grandeur of the Seas resulted in a cruise ending early and the cancellation of a subsequently scheduled sailing of that vessel. In January 2014, a highly publicized incident of mass illness aboard the Royal Caribbean Explorer of the Seas was experienced, resulting in early termination of that sailing. Among other things, accidents such as these reduce our revenues and increase the costs of our maritime-related insurance. In addition, these types of accidents can adversely affect consumer demand for cruise vacations.

Other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could also materially adversely impact the cruise industry. For example, in the past, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of a cruise pier facility. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, attempted pirate attacks, violence and other crimes, passenger accidents, disappearances and assaults, fatalities from shore excursion activities, shipboard fires and other incidents have brought adverse publicity to the travel industry, including the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our results of operations and financial condition.

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

Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of our total revenues in 2013, 2012 and 2011, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, Princess and Seabourn Cruise Lines): 24.4%, 25.7% and 29.9% and Royal Caribbean (including Royal Caribbean, Celebrity (we will cease serving Celebrity ships in the second quarter of 2014), Pullmantur and Azamara cruise lines): 13.9%, 14.8% and 16.7%. These companies also accounted for 128 of the 156 ships served by us as of February 1, 2014. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition.

Adverse Effect of Current Economic Weakness

As reflected with more specificity elsewhere in these Risk Factors, we believe that the economic slowdown experienced in recent years, including a significant reduction in consumer spending and related disruptions to capital and credit markets in North America and elsewhere, have, among other things, adversely effected the discretionary spending of passengers on cruise ships and customers at our land-based venues and have reduced consumer demand for our services and products. While economic conditions have shown some improvement in recent years, adverse economic conditions remain in a number of countries and a number of business sectors. These conditions have adversely affected our results of operations in recent years. A continuation or worsening of the more severe aspects of these conditions and/or increases in fuel costs as periodically experienced in recent years could adversely impact our results of operations and financial condition.

The Success of Our Hotel Spas Depends on the Hospitality Industry

As of February 1, 2014, our hotel spa operations are conducted at 56 land-based venues located in a total of 16 countries, plus one United States territory. We are dependent on the hospitality industry for the success of our hotel spas. To the extent that consumers do not choose to stay at venues where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the hotels where we have operations. The economic slowdown experienced in recent years has resulted in reduced hotel occupancy rates and decreased the spending by hotel guests, including at many of the hotels where we operate spas. The recurrence of the more severe aspects of these challenging economic conditions, as well as increased fuel costs, could have a material adverse effect on the hospitality industry and also could have a material adverse effect on our results of operations and financial condition. Lower hotel occupancy has a direct, adverse effect on the number of hotel guests that purchase our spa services and products at those venues. Continuation of lower occupancy rates at the hotels we serve could have a material adverse effect on our results of operations and financial condition. The following are other risks related to the hospitality industry:

●

changes in the national, regional and local conditions (including major national or international terrorist attacks, armed hostilities or other significant adverse events, including an oversupply of hotel properties, or a reduction in demand for hotel rooms);

●	the possible loss of funds expended for build-outs of spas at venues that fail to open, underperform or close due to economic slowdowns or otherwise;

●	the attractiveness of the venues to consumers and competition from comparable venues in terms of, among other things, accessibility and cost;

●	the outbreaks of illnesses, or the perceived risk of such outbreaks, in locations where we operate land-based spas;

●	weather conditions, including natural disasters such as earthquakes, hurricanes, tsunamis and floods;

●	possible labor unrest or changes in economics based on collective bargaining activities;

●	changes in ownership of the venues we serve;

●	changes in room rates at the venues we serve;

●

possible conversion of guest rooms at hotels to condominium units and the decrease in spa usage that often accompanies such conversions, and the related risk that condominium hotels are less likely to be suitable venues for our spas;

●	reductions in hotel occupancy during major renovations or as a result of damage or other causes;

●	the maintenance of the venues we serve;

●	changes in popular travel patterns;

●	changes in guest demographics at the venues we serve;

●

acquisition by hotel chains of spa service providers to create captive "in-house" brands and development by hotel chains of their own proprietary spa service providers, reducing the opportunity for third party spa providers like us; and

●

the financial condition of the airline industry, as well as elimination of, or reduction in, airline service to locations where we operate hotel spas, which would result in fewer guests at those venues.

Risks Related to Acquisitions and Expansion

One of the ways that we have grown our business has been through acquisitions of existing businesses, including, in the last few years, the acquisitions of Bliss Inc., Onboard, Ideal Image and Cortiva. Acquisitions have represented a significant amount of our growth in the past. We will continue to consider strategic acquisitions of existing businesses that are compatible with or enhance our existing operations. Any such acquisitions would be subject to various risks, including, without limitation, the risk that we will not be able to operate a business as successfully as it was operated prior to its acquisition, the risks associated with investing financial and other of our resources in effectuating an acquisition that may not be ultimately beneficial to the Company, the risk that the purchase price we pay for an acquisition does not, in fact, represent a fair price for the transaction as a result of fraud or other misconduct on the part of the seller in the transaction, the possible loss of key employees, vendors or customer relationships of acquired entities and the risk that we may not be able to successfully integrate any new business that we acquire into our then existing operations.

In connection with acquisitions, we attempt to negotiate appropriate protections for us against unknown liabilities relating to the pre-acquisition activities of the target business and misrepresentations by the seller about the purchased business. However, those protections generally have some limitations, and we often depend on the continued solvency of the seller of the business or the adequacy of portions of purchase prices held in escrow. Such escrow accounts, generally, represent small percentages of the applicable purchase price and are only held for relatively brief periods of time. Accordingly, we cannot assure you that we will be protected against all liabilities of the businesses that we have acquired or may acquire in the future.

With respect to our schools' operations, acquisitions involve regulatory risks, as described below. In addition, we may also consider expanding through the creation of new schools or the establishment of branches in new locations of one or more of our existing schools, such as we recently did with the opening of our Dallas and Houston campuses as branches of UCMT and our Arlington campus as a branch of Cortiva Institute – Pinellas Park (pending DOE approval). Generally, establishing new schools or new branch campuses of our existing schools involve a significant amount of financial and other resources of the Company. Despite any such investment of funds and other resources, we cannot assure you that any new school or branch campus that we may establish in the future would be successful. The acquisition of new schools, or the establishment of new schools or new branch campuses, require us to obtain approvals of the DOE and the applicable state licensing agencies and accrediting agencies and are subject to the applicable limitations and requirements of those agencies. Depending on the situation, we may be required to obtain the required approvals before or after the acquisition or establishment of new schools or new branches. We cannot assure you that we would receive these approvals on a timely basis or at all.

Risks Related to the Growth of Ideal Image

Our business plan includes the anticipated continued growth of Ideal Image for the foreseeable future. In connection with this, from time to time, we announce the number of projected new Ideal Image centers and the year and the aggregate anticipated costs relating to the opening of new Ideal Image centers. We also have indicated, and may in the future indicate, the proposed addition of new services at Ideal Image centers. We cannot assure you, however, that new Ideal Image centers will, in fact, open in the numbers, the specified years or at the aggregate cost so projected for a variety of reasons, including factors that are outside of our control. We also cannot assure you that proposed new services will commence to the extent previously announced or at all, or that Ideal Image will continue to grow at its current rate of growth or at all in the future.

In order for Ideal Image to continue to grow, among other things, we need to identify potential locations for new Ideal Image centers, find qualified medical personnel to perform Ideal Image's services in the geographic areas of these locations, and comply with applicable legal requirements of the states where new Ideal Image centers are proposed to be opened. With respect to venues for new Ideal Image centers, we cannot assure you that appropriate locations will be available to us in geographic areas that will be beneficial to Ideal Image, on terms that are economically advantageous to us or otherwise. Among other factors that could limit the availability of potentially favorable locations for our future Ideal Image centers would be an increase in demand for commercial real estate venues in geographic areas, which we believe would be appropriate to open new Ideal Image centers, as well as the costs of marketing in a particular geographic region which, for some regions, are significant.

With respect to the hiring of necessary medical personnel to operate new Ideal Image centers, we face competition from other entities that provide services similar to ours, as well as competition from other opportunities for qualified medical personnel outside of the type of business that Ideal Image operates in the geographic areas where we seek to expand. In addition, as discussed above, the laws in many states impose requirements on the operations of laser hair removal businesses such as ours with which we would need to comply in order to commence operating new Ideal Image centers in those jurisdictions. Many of these laws require us to enter into certain specific types of contractual arrangements with local physicians who would own the facilities in question and we cannot assure you that we will be able to find qualified physicians willing to enter into these types of arrangements on terms economically beneficial to us. If we are unable to identify or obtain new venues for our Ideal Image locations, identify and retain on economically favorable terms qualified medical personnel to perform our laser hair removal services in proposed new locations or comply with applicable regulations in jurisdictions where it would be beneficial for us to open Ideal Image centers, our ability to expand Ideal Image and our results of operations and financial condition could be materially adversely affected.

We Depend on a Limited Number of Product and Equipment Manufacturers

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, BlissLabs, Remède, Laboratoire Remède, Mandara Spa, Mandara and Jou brands. Many of our products are produced for us by premier United States and European manufacturers. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could adversely impact our results of operations and financial condition.

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

We Depend on Our Third Party Product Distribution Channels

We sell our products through a variety of third party channels. Factors that adversely impact our distribution channels' businesses also may have an adverse impact on our results of operations and financial condition. These factors may include, among others, the following:

●	credit risks associated with the financial condition of our product distributors and retail channels;

●	the effects of consolidation or weakness in the retail industry, including the closure of stores; and

●	inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment to cosmetics.

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

Hostilities May Adversely Impact Our Financial Results

The cruise lines we serve operate in waters and call on ports throughout the world and our land-based spas are located in a variety of countries. These waters and countries include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. In recent years, cruise ships, including those we serve, have experienced attempted pirate attacks off the coast of Africa. In addition, in past years, our hotel spa operations in Asia have been adversely affected by terrorist bombings. In Mexico, where cruise ships we serve visit, drug-related violence has taken place in recent years. Political unrest in areas where we operate spas also has adversely affected our operations and continued political unrest in the Middle East has adversely affected the travel industry in that region. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our results of operations and financial condition.

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Owners of Our Land-Based Venues

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2013, these payments are required by cruise line agreements covering a total of 89 ships served by us and by 29 of the agreements for our land-based spas.

As of December 31, 2013, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately $94.8 million in 2014, $8.0 million in 2015, $8.0 million in 2016, $8.0 million in 2017, $8.0 million in $2018 and $8.0 million thereafter. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. The amounts set forth for the years after 2014 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated. In general, we have experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2013, we guaranteed total minimum payments to owners of our land-based venues of approximately: $6.9 million in 2014, $5.8 million in 2015, $3.8 million in 2016, $2.3 million in 2017, $1.5 million in 2018 and $1.6 million thereafter. These amounts could increase under new or renewed agreements.

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

Increases in prices of other commodities utilized by us in our business also could adversely affect us. For example, in recent years, as a result of increases in the cost of cotton, the cost to us of linens and uniforms utilized in our operations has increased. Our land-based spa operations have experienced an increase in the cost of electrical utilities. A continuing increase in these costs or similar costs applicable to our operations could adversely impact our results of operations and financial condition.

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

A small number of Bliss employees at a spa in New York City are subject to a collective bargaining agreement. In addition, we continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in the Bahamas becoming subject to a collective bargaining agreement. While no groups of employees at any of our other operations have commenced similar organizational activities, we cannot guarantee that our other employees will remain non-unionized. Collective bargaining agreements may require us to negotiate wages, salaries, benefits and other terms with one or more groups of our employees collectively, through a union representative, and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

Currently, Steiner Leisure and its Bahamas IBC subsidiaries are not subject to Bahamas indirect and income tax or other income tax, except as set forth below. Our United States subsidiaries are subject to United States federal income tax as a consolidated group at regular corporate rates up to 35%. Generally, any dividends paid by our United States holding company to its parent, Steiner Leisure, are subject to a 30% United States withholding tax. Other than as described below, we believe that none of the income generated by our non-United States subsidiaries should be effectively connected with the conduct of a trade or business in the United States and, accordingly, that such income should not be subject to United States federal income tax.

Steiner Transocean is a Bahamas IBC and is not currently subject to Bahamas indirect tax and income tax. A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 35% on its United States-source income that is effectively connected with its trade or business within the United States and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation also can be subject to a branch profits tax of 30% imposed on its after-tax earnings that are so effectively connected.

Steiner Transocean has three types of income:  income from the provision of spa services, income from the sales of spa products purchased (at prices determined on an arm's length basis) from another non-United States subsidiary of ours and income from leasing (at rates determined on an arm's length basis) its shipboard employees and space to a United States subsidiary of ours that performs spa services and sells spa products while the ships are in United States waters and pays Steiner Transocean the amounts referenced above (the "U.S. Waters Activities").

We believe that most of Steiner Transocean's shipboard income should be treated as foreign-source income, not effectively connected to a business it conducts in the United States. This belief is based on the following:

●

all of the functions performed, resources employed and risks assumed in connection with the performance of the above-mentioned services and sales (other than Steiner Transocean's involvement in the U.S. Waters Activities) occur outside of the United States; and

●

income to Steiner Transocean from the U.S. Waters Activities is income effectively connected with a United States trade or business, and thus subject to United States income taxation, but constitutes a small percentage of Steiner Transocean's total income.

The Risks to Us

Under United States Internal Revenue Service ("IRS") regulations, which were effective January 1, 2007, all or a portion of Steiner Transocean's income for periods commencing on that date could be subject to United States federal income tax at a rate of up to 35%:

●

to the extent the income from Steiner Transocean's shipboard operations that we believe are performed outside of United States territorial waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the United States or its possessions or territorial waters;

●

to the extent the income from Steiner Transocean's sale of spa products for use, consumption, or disposition in international waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the United States, its possessions or territorial waters; or

●

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

The cosmetic services industry (including laser hair removal, Picosure tattoo removal, Ultherapy and medi-spa services) is highly competitive with many competitors throughout the United States, including physicians in single and multi-specialty practices, medical spas and independent cosmetic services businesses. Some of those competitors offer the same services (including competitors who charge less for such services than we do) and others also offer alternative services which are less expensive than the cosmetic procedures we offer, including waxing and electrolysis, plastic surgery, and facials.

If we are unable to compete effectively in one or more areas of our operations, our results of operations and financial condition could be adversely affected.

Risks of Non-United States Operations

A total of four of our hotel spa operations are located on the Indonesian island of Bali, which, along with the Indonesian capital of Jakarta, has been the site of terrorist attacks. In 2012, the Maldives experienced general political unrest and spas (including those operated by us) were temporarily ordered closed. Countries where we currently or may in the future operate spas have in the past experienced, and may in the future experience, adverse developments in the political and economic environment, varying governmental regulations, foreign currency fluctuations and potential adverse tax consequences. In addition, we may experience investment restrictions or requirements, diminished ability to legally enforce our intellectual property and contractual rights and commercial instability caused by corruption in one or more of the foreign countries in which we operate. Our international operations also may be subject to adverse changes in foreign exchange restrictions, and changes in or application of foreign taxation structures, including duties and value-added taxes. Such adverse developments, among other things, could limit visitors to our spas and prevent us from adequately supervising these operations, and any of these factors could have a material adverse effect on our results of operations and financial condition.

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

●

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

●

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

Risks Related to Quality of Training at Our Schools

Prospective employers of graduates of our schools require new employees to have received training reflecting the latest methods for performing the services involved. If our training is unable to keep pace with the constantly changing demands of providers and consumers in the massage and skincare areas, this could adversely affect the ability of our students to find employment after completing their training with us, which could, in turn, have an adverse effect on our ability to attract students.

Risks Related to Student Enrollment and Retention and Faculty Retention at Our Schools

In order for our schools to be successful, we must enroll and retain students at rates which would support such success. While we use a variety of means to market our schools to prospective students, among other things, the competition for students among schools similar to ours and other types of post-secondary schools is intense. The failure to maintain student enrollment and retention rates at sufficient levels could adversely affect the results of operations and financial condition of our schools. The July 2011 DOE Regulations regarding incentive compensation have had, and are expected to continue to have, an adverse effect on student enrollments and could have an adverse effect on student retention.

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

We offer payment plans to help students pay that portion of their education expense not covered by financial aid programs, including plans under which these balances are unsecured and not guaranteed. As a result of the July 2011 DOE Regulations and a reduction in the availability of other financing alternatives for our students, the number of our students utilizing these payment plans has increased. Losses related to unpaid student balances could have a material adverse effect on the results of operations and financial condition of our schools. We are required to comply with federal and state laws applicable to payment plans and are subject to oversight and enforcement.

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

Risks to our Operations Related to Weather

A number of our Schools division campuses and Ideal Image centers are located in Florida, which, from time to time, experiences severe hurricanes. Such hurricanes cause businesses in that state, including some of our locations, to close for varying periods of time. We also have Schools division campuses and Ideal Image locations located in states that experience other severe weather occurrences. In the fall of 2012, our Hoboken, New Jersey Schools division campus was closed for approximately a month as a result of Hurricane Sandy and in almost every year during the winter months, including during the current winter, one or more Schools division campuses and Ideal Image centers are impacted to some extent by heavy snow and/or other severe weather conditions, resulting in closures from time to time. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools and Ideal Image centers, some of those locations could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools and Ideal Image operations. Prolonged closings of our facilities due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students and Ideal Image customers.

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

Government Regulation – Schools

Failure of our Schools to Comply with Extensive Regulations Could Result in Monetary Liabilities and Other Adverse Consequences.

We derive a large portion of our massage and beauty school revenue from students participating in the Title IV Programs. The majority of our students rely on federal student financial assistance received under the Title IV Programs to help pay for the cost of their education. In order to provide eligible students with access to Title IV Program funds, our schools must be eligible to participate in the Title IV Programs. Among other things, in order to participate in the Title IV Programs, each school must be accredited by an accrediting agency recognized by the DOE, legally authorized to provide post-secondary educational programs in the state in which it is physically located, and certified by the DOE as part of an eligible institution. These approvals, accreditations, and certifications must typically be renewed from time to time with the applicable agencies.

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

Administrative Capability

Regulations adopted by the DOE specify criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in the Title IV Programs. These criteria require, among other things, that the institution:

●	comply with all applicable federal student financial aid regulations;

●	have capable and sufficient personnel to administer the federal student financial aid programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	provide financial aid counseling to its students; and

●	submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, or any other of the legal and regulatory requirements of the Title IV Programs, the DOE may:

●	require the repayment of federal student financial aid funds improperly disbursed or retained;

●	transfer the institution from the "advance" system of payment of federal student financial aid funds to the "reimbursement" system of payment or "cash monitoring;"

●	place the institution on provisional certification status; or

●	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in the Title IV Programs.

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

In December 2011, the Consolidated Appropriations Act, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate. As a result, many of these students, who would have qualified to receive Title IV Program funds as "ability-to-benefit" students, are not eligible for Title IV Program assistance under the new law and may be unable to enroll in our institutions without the ability to qualify for Title IV Program funds. The inability of these "ability-to-benefit" students to enroll in our institutions has adversely affected, and is expected to continue to adversely affect, our schools' results of operations and financial condition. The law also reduced the duration of a student's eligibility to receive Federal Pell Grants to 12 semesters or its equivalent. This provision applied to all eligible students effective with the 2012-2013 award year and the lifetime limitation calculation includes all years of the student's receipt of Pell Grant funding.

In July 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act, P.L. 112-141, that provided for a one-year extension of the 3.4 percent interest rate that applied to Direct Subsidized Loans made to undergraduate students for loans disbursed on or after July 1, 2012 and before July 1, 2013. However, to pay for the one-year extension, P.L. 112-141 also included a new limit on eligibility for Direct Subsidized Loans for new borrowers on or after July 1, 2013. A new borrower is not eligible for new Direct Subsidized Loans if the period during which the borrower has received such loans exceeds 150 percent of the published length of the borrower’s educational program. The law also provides that a borrower reaching the 150 percent limit becomes ineligible for interest subsidy benefits on all Direct Subsidized Loans first disbursed on or after July 1, 2013. The result is that for many students, access to Subsidized Loans may be limited making the student's debt burden greater than before.

In August 2013, the Bipartisan Student Loan Certainty Act of 2013, P.L. 113-28, modified the Direct Loan interest rate formula to tie the federal student loan interest rates to financial markets. Under this Act, interest rates will be determined each June for new loans being made for the upcoming award year, which runs from July 1st to the following June 30th. Each loan will have a fixed interest rate for the life of the loan. For new Direct Loans made on or after July 1, 2013 and before July 1, 2014, interest rates on Direct Subsidized and Unsubsidized Loans for Undergraduates are 3.86 percent instead of 6.8 percent and the interest rate on Direct PLUS Loans for Parents is 6.41 percent instead of 7.9 percent. As a result, the interest rates are lower for Direct Loans than if the HEA had not been amended, thus reducing the student borrower's debt after leaving school and going into repayment.

State Regulation and Accreditation

Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. Our schools also must be legally authorized to offer post-secondary educational programs of instruction in the states in which they are physically located in order to participate in the Title IV Programs. State laws vary from state to state, but, generally, require schools to meet tests relating to financial matters, administrative capabilities, educational criteria, the rates at which students complete their programs and the rates at which students are placed into employment. Any failure by one of our schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for the Title IV Programs.

The July 2011 DOE Regulations amended the requirements for an institution to be considered "legally authorized" in a state. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE has not published a list of states that meet, or fail to meet, the above requirements, and it is uncertain how the department will interpret these requirements in each state. Therefore, although we have endeavored to comply with these new regulations, we cannot guarantee that our interpretation of the relevant regulations will be upheld by the DOE or other agencies, or upon judicial review.

In addition, the July 2011 DOE Regulations require institutions offering post-secondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering post-secondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. On June 5, 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the new state authorization regulation with respect to distance education. The Department subsequently issued a Dear Colleague Letter acknowledging the court's decision and stating that the Department would not enforce the requirements of the regulation and commenting the institutions continue to be responsible for complying with all state laws as they relate to distance education. However, the DOE has announced its intent to consider new regulations regarding state authorization for programs offered through distance education beginning with a negotiated rulemaking committee convening in February 2014. We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions.

Each institution must be accredited by an accrediting agency recognized by the DOE. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies examine the academic quality of the institution's instructional programs as well as other aspects of its operations such as administrative and financial operations. Accrediting agencies must adopt specific standards in connection with their review of post-secondary educational institutions to be recognized by the DOE. All of our schools are institutionally accredited by an accrediting agency recognized by the DOE. The DOE relies on the determinations of accrediting agencies as to whether an institution's programs are of sufficient quality for participation in the Title IV Programs. In addition, three of our schools have specialized programmatic accreditation for particular educational programs.

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

In December 2013, ACCET considered the application for reaccreditation of Utah College of Massage Therapy (comprised of 9 campuses) and notified the institution that it voted to defer further consideration of the application, to continue the institution's accredited status pending further review at its April 2014 meeting, and to issue an institutional show cause directive requiring the institution to show good cause why its accreditation should not be withdrawn. The institutional show cause is primarily due to job placement rates (and completion rates for certain educational programs). One of ACCET's accreditation standards is to place a specified percentage of graduates within a specified timeframe. Previously, in July 2013, a total of eight programs at six campuses were subject to a programmatic show cause directive, which requires an institution to demonstrate why approval to offer the specific program should not be withdrawn. The December 2013 notice also identifies several other issues in need of further clarification and/or resolution.

We believe that job placement rates have been adversely impacted by, among other factors, the length of time and cost that it takes for a graduate to obtain professional licensure. The process of obtaining professional licensure can include several steps such as passage of a national examination and payment of applicable test fees, payment of application fees, passage of background checks (and payment of applicable fees) and satisfaction of other requirements, all of which vary from state to state. Moreover, the ultimate approval of a graduate's application for professional licensure is generally not subject to a specific timeline and is typically controlled by a state agency. We believe these factors have adversely impacted the length of time it takes for a graduate to become licensed. As a professional license is generally a prerequisite for employment in both the massage and skin care fields, we believe the length and cost of the licensure process has had a negative impact on the institution's job placement rates. While we believe that we have strong arguments to demonstrate why accreditation should not be withdrawn based on the job placement and other issues identified in the December 2013 notice (and are in the process of preparing our response to each of those issues), we cannot assure you that ACCET will agree with our position or will not take further action against the institution such as withdrawal of accreditation. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

In September 2013, COMTA notified the Baltimore campus of the Baltimore School of Massage ("BSM") that it had placed the school on probation based on completion and job placement rates. In November 2013, BSM received notice that COMTA has extended its accreditation period until April 2017, which previously was set to expire in April 2015. While we believe we have strong arguments, and have submitted a response to the probation order, we cannot assure you that COMTA will agree with those arguments or will not take further action against the school, including withdrawal of accreditation. BSM is institutionally accredited by ACCSC and relies on accreditation by ACCSC, not COMTA, in order to be eligible to participate in the federal student aid programs. BSM is not required to maintain COMTA programmatic accreditation in order for its graduates to obtain professional licensure, although the loss of COMTA accreditation could impact the reputation of BSM's programs or could impact BSM's institutional accreditation or state licensure. Since institutional accreditation and state licensure are required for a program to be eligible to participate in the federal student financial aid programs, failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

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

July 2011 DOE Regulations

In October 2010, the DOE issued the July 2011 DOE Regulations, most of which became effective on July 1, 2011. Among other areas covered are the following: incentive compensation, disclosure of information pertaining to educational programs subject to DOE requirements regarding gainful employment by program graduates in a recognized occupation, procedures for obtaining approval of new programs subject to DOE gainful employment requirements, state authorization as a component of institutional eligibility, definition of a credit hour (an area that has a particular impact on our schools), verification of information included on a Free Application for Federal Student Aid, definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs, misrepresentation of information provided to students and prospective students, agreements between institutions of higher education, ability to benefit testing, satisfactory academic progress, retaking coursework, term-based module programs, institutions required to take attendance for purposes of certain return of Title IV Program funds requirements, and timeliness and method of disbursement of Title IV Program funds.

The implementation of the July 2011 DOE Regulations have adversely affected the results of operations of our schools and have required us to change certain of our business practices and to incur costs of compliance associated with developing and implementing changes in operations. The July 2011 DOE Regulations have affected our student recruitment and enrollment by, among other things, reducing the financial aid or government sponsored loan amounts a student can receive and adversely impacting our ability to compensate certain employees, and such regulations may have other material effects on our schools' business, including limiting our ability to grow that business.

The DOE also announced additional topics that will be considered for new regulations by negotiated rulemaking committees convening in early 2014. The topics under discussion are expected to include, but may not be limited to, the following: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; cash management of funds provided under the Title IV Federal student aid programs, including the handling of the use of debit cards and the handling of credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; and the definition of "adverse credit" for borrowers of certain loans.

The DOE intends to use the negotiated rulemaking process during 2014 to develop new regulations on these and potentially other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions.

Gainful Employment Rules

In June 2011, the DOE issued final rules regarding gainful employment by program graduates in a recognized occupation, which rules would have required each educational program offered at each of our schools to comply with additional requirements in order to qualify for Title IV Program funding. In June 2012, the United States District Court for the District of Columbia vacated most of those regulations and remanded those regulations to the DOE for further action. In July 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the debt measures, that institutions would not be required to comply with related regulations regarding gainful employment reporting requirements and adding new gainful employment educational programs, and that institutions would be required to comply with the requirements to disclose certain information about gainful employment educational programs.

In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. Before each session, the DOE distributed draft regulatory language marked as a draft for discussion purposes.

The draft regulatory language distributed by the DOE to the committee for discussion purposes in December 2013 required each educational program to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, and annual debt to discretionary income ratio, and a program cohort default rate. The various formulas are calculated under complex methodologies and definitions outlined in the draft regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The draft language outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The draft language also requires an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year, limit its Title IV enrollment in these programs, and submit a letter of credit or set aside funds to provide borrower relief to students in the event the programs become ineligible. The draft regulatory language contains other provisions that, among other things, include disclosure, reporting and new program approval requirements.

The draft regulatory language discussed above is not final and is subject to change by the DOE. The DOE is expected to publish draft regulations for comment by the public before preparing and publishing final regulations. Accordingly, we cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions. New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations might have an earlier or later effective date. Any new regulations that reduce or eliminate our students' access to Title IV federal student aid, that require us to change or eliminate certain programs, or increase our costs of compliance could have an adverse effect on our schools' business.

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

Under recent changes to the HEA, the DOE began calculating "3-year" cohort default rates beginning with the rate for the 2009 federal fiscal year. The 3-year cohort default rate differs from the current calculation by including in the percentage defaults that occur on or before the end of the federal fiscal year or the subsequent two federal fiscal years. As a result, the new methodology is expected to increase the cohort default rates for all schools, including our schools. The DOE has stated that it will not use these 3-year rates to impose sanctions until rates have been issued for the 2009, 2010, and 2011 federal fiscal years, the latter of which is expected to be published in 2014. The DOE will increase the above-referenced default rate threshold from 25% to 30%. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent federal fiscal years for which the DOE has published official three-year cohort default rates.

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

Impermissible Recruiting, Admissions or Financial Aid Payments

Schools participating in the Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Moreover, the July 2011 DOE Regulations eliminated all 12 safe harbors and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future and will enforce the incentive compensation rule as written. We cannot predict how the DOE will interpret the rule, but, in any event, we have had to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications have affected our ability to appropriately compensate and retain our admissions representatives and other officers and employees, as well as affected our enrollments, both of which have had and could continue to have a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions. Any substantial fine, penalty or other sanction against our schools could have a material adverse effect on our schools' results of operations and financial condition.

Government Regulation – Maritime

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one United States-based ship, which is subject to United States law) and land-based staff. New rules under the Maritime Labour Convention 2006 add requirements as to the hiring, training and hours of work and compensation of shipboard employees. These rules became effective in August 2013 and have significantly increased our expenses associated with our shipboard employees.

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

Government Regulation - Ideal Image

Corporate Practice of Medicine Prohibitions Could Limit Ideal Image's Business

The laws in many of the states in which we operate, or may in the future operate, Ideal Image centers, prohibit business entities from practicing medicine and from exercising control over or employing physicians who practice medicine. This corporate practice of medicine prohibition is intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician's professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. Governmental authorities may determine that our relationships with our affiliated physicians and practice groups violate state corporate practice of medicine and fee-splitting prohibitions. In addition, governmental authorities could determine that we have not complied with new laws which may be enacted, rendering our arrangements illegal. If any of these events occur, Ideal Image could be subject to significant fines and penalties, or could be required to change the way it does business, which, in either case, could adversely affect the financial condition and results of operations of Ideal Image.

Referral Fee Prohibitions Could Impair Ideal Image's Business

The laws in some of the states in which we operate or, may in the future operate, Ideal Image centers prohibit physicians and other health care providers from referring patients to facilities in which the physician or other healthcare provider has a financial interest. Some states also have anti-kickback statutes which prohibit the payment for referrals. These laws may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director services, we may be required to terminate or restructure some or all of our relationships with, or refuse referrals from, these referring physicians or be subject to civil and administrative sanctions, including, but not limited to, refund requirements. Such events could cause physicians to not refer patients to our centers and could adversely affect our ability to procure the services of medical directors, each of which circumstances could materially adversely affect our Ideal Image business.

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

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to liability, including product liability, if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. Guests at our spa facilities also could be injured, among other things, in connection with their use of our fitness equipment, sauna facilities or other facilities. If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us. In addition, our product advertising claims have given rise, on occasion, to claims of misrepresentation. We have always denied the validity of such claims, and we believe our product-related representations are accurate and fair. However, we cannot assure you that we will not be subject to similar claims in the future.

We maintain insurance to cover a number of risks associated with our business. While we seek to obtain comprehensive insurance coverage at commercially reasonable rates, we cannot be certain that appropriate insurance will be available to us in the future on commercially reasonable terms or at all. Our insurance policies are subject to coverage limits, exclusions and deductible levels and are subject to non-renewal upon termination at the option of the applicable insurance company. Our inability to obtain insurance coverage at commercially reasonable rates for the potential liabilities that we face could have a material adverse effect on our results of operations and financial condition. In addition, in connection with insured claims, we bear the risks associated with the fact that insurers often control decisions relating to pre-trial settlement of claims and other significant aspects of claims and their decisions may prove to not be in our best interests in all cases.

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

As the types of services we offer increase, such as the additions of acupuncture, teeth whitening, medi-spa, laser hair removal, tattoo removal and skin tightening services, the potential for claims against us also could increase. We self-insure potential claims regarding certain of our medi-spa services.

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

Also, various non-U.S. jurisdictions have their own product content requirements, and certain of the products that we sell in the United States may not be eligible for sale in other countries without changes to their contents, which may not be practicable.

Need to Expand our Spa Services

The demands of consumers with respect to spa services and products continue to evolve. Among other things, there is a continuing trend to add services at spa facilities similar to those traditionally provided in medical facilities, including services relating to skin care. In order for us to maintain our base of customers and expand our spa business, we must continue to expand our menu of services to keep up with these demands, as we have done in recent years by offering teeth whitening, acupuncture, medi-spa, tattoo removal and skin tightening services. These services, as well as other services that consumers may demand, may enhance our exposure to liability for injuries to our customers, including as a result of our inability to obtain insurance for some of the treatments. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs. We also cannot assure you that we will be able to continue to expand our spa services sufficiently to keep up with consumer demand.

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

Risk Relating to Customer Leads

Beginning in the latter part of 2013, there has been a decline in the number of Ideal Image customer leads generated through our marketing efforts. We are taking steps to address this decline through changes in our marketing strategy and tactics. However, we cannot assure you that these efforts will be successful in addressing this matter, and, if they are not successful, our results of operations and financial condition would be adversely affected.

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

●

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

●

in general, a judgment obtained after due trial by a court of competent jurisdiction, which is final and conclusive as to the issues in contention, is actionable in Bahamian courts and is impeachable only upon the grounds of fraud, public policy and natural justice.

Currency Risk

Because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of our Elemis and La Thérapie products in U.K. Pounds Sterling and Euros, the weakness in recent years of the U.S. Dollar against those currencies has adversely affected our results of operations. During 2009, 2010 and early 2011, the U.S. Dollar weakened against the U.K. Pound Sterling and the Euro. Though the U.S. Dollar strengthened against these currencies in late 2011, weakness in the U.S. Dollar reappeared in 2012 and again, in early 2013, against the Euro. To the extent that the U.K. Pound Sterling or the Euro is stronger than the U.S. Dollar, our results of operations and financial condition could be adversely affected.

Disruptions or Damage to Our Computer Networks

Our business relies to a significant extent on our information technology (computer) networks. Among other things, we sell our products on websites that we operate. These networks, similar to computer networks in many businesses, may be vulnerable to service interruptions or malfunctions, including those related to unauthorized access, computer hackers, computer viruses and other security threats. As demonstrated by the recent hacking of consumer information affecting Target stores, successful hacking of our operations could result in adverse publicity and significant potential liability to us. In addition to the adverse effects on our business in general of an interruption in the operation of our computer networks, a user who circumvents security measures could misappropriate proprietary information of Steiner or our customers or cause disruptions to, or malfunctions in, our operations. Accordingly, among other things, we may be required, from time to time, to expend significant resources to protect against the threat of service interruptions and these security breaches or to alleviate problems caused by these breaches and we may also be liable to customers or other third parties if their information is accessed by hackers or other unauthorized third parties.

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

Our Share Price Has Fluctuated and Could Fluctuate Significantly

Since our common shares have commenced being publicly traded, the market price of our shares has fluctuated over a wide range and may continue to do so in the future. The market price of our common shares could be subject to significant fluctuations in response to various factors and events, including, among other things:

●	termination or expiration of a significant agreement with a cruise line or other party, such as the December 2013 expiration of our agreement with Celebrity Cruises;

●	general economic or market conditions, such as the economic slowdown experienced in recent years;

●	the depth and liquidity of the trading market for our common shares;

●	quarterly variations in our actual or anticipated operating results;

●	changes in recommendations or estimates by analysts of our earnings or earnings in the cruise, travel, leisure and education industries;

●	market conditions in the cruise, travel, leisure and education industries;

●	announcements or activities by our competitors; and

●	the market price of shares of our cruise line or land-based customers.

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

In April 2012, we purchased the Coral Gables, Florida building where Management Services leased a portion of the building for its offices. Management Services utilizes most of the space in that building and leases other space in the building to third parties.

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

Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix, Scottsdale, Tempe and Tucson), Colorado (Aurora and Westminster), Connecticut (Groton, Newington and Westport), Florida (Bradenton, Maitland, Miami, Pompano Beach, and Pinellas Park), Illinois (Chicago, Crystal Lake and Woodbridge), Maryland (Linthicum), Massachusetts (Watertown), Nevada (Las Vegas), New Jersey (Hoboken and Wall), Pennsylvania (King of Prussia and York), Texas (Arlington, Houston and Richardson), Utah (Lindon and Salt Lake City), Virginia (Charlottesville) and Washington (Federal Way and Seattle).

Our Ideal Image operations are administered from offices in Tampa, Florida. The Ideal Image centers that we operate are generally located in shopping centers. We operate the United States centers in: Arizona (Chandler, Peoria, Scottsdale and Tucson), Arkansas (Little Rock), Colorado (Englewood and Westminster), Connecticut (North Haven, South Windsor and West Hartford), Florida (Aventura, Boca Raton, Brandon, Coral Gables, Gainesville, Kendall, Naples, New Tampa, Ocala, Palm Harbor, Plantation, Tampa and Wellington), Georgia (Alpharetta, two centers in Atlanta, Buford, Augusta and Savannah), Idaho (Meridian), Indiana (Indianapolis), Kentucky (Bellevue), Maryland (Towson and Hanover), Massachusetts (Braintree, North Andover and Shrewsbury), Michigan (Allen Park, Grand Rapids, Novi and Rochester Hills), Minnesota (Edina, Maple Grove and Woodbury), Missouri (Creve Coeur, two centers in Kansas City, Springfield, St. Louis and Sunset Hills), Nebraska (Omaha), Nevada (Las Vegas, Reno and Summerlin), New Mexico (Albuquerque), New York (Amherst, Colonie and Rochester), North Carolina (Charlotte, Durham, Greensboro, Raleigh and Winston-Salem), Ohio (Beavercreek, Columbus, Cuyahoga Falls, Mayfield Heights, Perrysburg, Strongsville, West Chester and Youngstown), Oklahoma (Oklahoma City and Tulsa), Oregon (Tigard), Pennsylvania (Bethlehem, Langhorne, Pittsburgh, Philadelphia, Wexford and Willowgrove), Rhode Island (Cranston), Tennessee (Knoxville, Memphis and Nashville), Texas (Arlington, two centers in Austin, Colleyville, Dallas, Garland, Houston, Plano, Sugarland, The Woodlands and Webster), Utah (Orem and West Jordan), Virginia (Glen Allen and Virginia Beach), Washington (Seattle, Tacoma, Tukwila and Vancouver) and Wisconsin (Brookfield, Fox Point, Greenfield and Middleton). We operate the Canada center in Langley, British Columbia.

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

2013	High	Low
First Quarter	$49.80	$43.95
Second Quarter	53.48	43.93
Third Quarter	60.12	54.29
Fourth Quarter	61.74	44.23

2012	High	Low
First Quarter	$51.58	$45.68
Second Quarter	49.89	44.02
Third Quarter	49.28	40.49
Fourth Quarter	48.32	42.96

As of February 15, 2014, there were 11 holders of record of our common shares (including nominees holding shares on behalf of beneficial owners) and 6,544 beneficial owners of our common shares.

We have not paid dividends on our common shares and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, as well as other factors that our Board may deem relevant. Payment of dividends are prohibited under our credit agreement without the consent of the lender.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the Company's proxy statement for the Company's 2014 annual meeting of shareholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2013.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2013 through October 31, 2013	--	$--	--	$97,743,884
November 1, 2013 through November 30, 2013	82,250	56.36	66,037	94,077,181
December 1, 2013 through December 31, 2013	45,121	58.19	13,761	93,306,111
Total	127,371	$57.01	79,798	$93,306,111

(1)  During November and December 2013, 79,798 shares with a value of $4.4 million were purchased through the Company's current repurchase plan, which was approved on February 27, 2013 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100 million of our common shares in the open market or other transactions, of which $6,693,889 of our common shares have been purchased to date. The balance of the total number of shares purchased during November and December 2013 were repurchases of shares surrendered by our employees in connection with the vesting of restricted share units, which shares were used by us to satisfy payment of the federal income tax withholding obligations of those employees.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2008, and ending December 31, 2013.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2008 in our common shares at a per share price of $29.52, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

	12/08	12/09	12/10	12/11	12/12	12/13

Steiner Leisure Limited	100.00	134.69	158.20	153.76	163.68	166.63
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Dow Jones US Travel & Leisure	100.00	130.99	185.20	197.58	223.93	325.76

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2013. The balance sheet data as of December 31, 2013 and 2012 and the statement of income data for the years ended December 31, 2013, 2012 and 2011 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2011, 2010 and 2009 and the statement of income data for the years ended December 31, 2010 and 2009 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	2013	2012	2011(2)(3)	2010	2009(1)

STATEMENT OF INCOME DATA:
Revenues:
Services	$593,717	$570,569	$470,756	$410,857	$343,545
Products	261,745	240,912	230,876	209,528	147,032
Total revenues	855,462	811,481	701,632	620,385	490,577
Cost of revenues:
Cost of services	495,249	463,634	382,341	335,118	277,371
Cost of products	173,992	167,971	160,754	140,956	106,817
Total cost of revenues	669,241	631,605	543,095	476,074	384,188
Gross profit	186,221	179,876	158,537	144,311	106,389
Operating expenses:
Administrative	53,661	48,485	41,776	36,133	25,032
Salary and payroll taxes	72,971	65,619	57,048	53,325	38,218
Total operating expenses	126,632	114,104	98,824	89,458	63,250
Income from operations	59,589	65,772	59,713	54,853	43,139
Other income (expense):
Interest expense	(4,227)	(6,152)	(2,716)	(3,388)	(349)
Other income	894	823	682	151	216
Total other income (expense)	(3,333)	(5,329)	(2,034)	(3,237)	(133)
Income from continuing operations before provision for income taxes	56,256	60,443	57,679	51,616	43,006
Provision for income taxes	6,817	7,341	6,744	7,293	5,014
Net income	$49,439	$53,102	$50,935	$44,323	$37,992

Earnings per common share
Income per share:

Basic	$3.37	$3.57	$3.39	$2.99	$2.61

Diluted	$3.34	$3.53	$3.35	$2.94	$2.56

Basic weighted average shares outstanding	14,649	14,878	15,013	14,832	14,577
Diluted weighted average shares outstanding	14,818	15,052	15,217	15,069	14,764

	2013	2012	2011(2)(3)	2010	2009(1)

BALANCE SHEET DATA:
Working capital	$4,741	$2,877	$6,041	$77,706	$43,549
Total assets	776,313	747,582	712,429	400,895	382,378
Long-term debt, net of current portion	93,139	123,750	148,500	20,000	45,500
Shareholders' equity	401,069	350,259	322,030	264,805	217,127

(1)       In December 2009, we acquired the stock of Bliss Inc. for $100 million in cash less cash acquired. Our financial results include the results of the acquired entities subsequent to this acquisition.

(2)       In November 2011, we acquired all the issued and outstanding capital stock of Ideal Image for $175 million, funded from existing cash and common shares and borrowings under our new credit facility. Our financial results include the results of the acquired entities subsequent to this acquisition.

(3)       In November 2011, we acquired the assets of Cortiva for $33 million, funded from existing cash. Our financial results include the results of the acquired entities subsequent to this acquisition.

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

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at land-based spas. We conduct our activities pursuant to agreements with cruise lines and owners of our land-based venues that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and land-based venue owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both. As of February 1, 2014, we provided our spa services on 156 ships and at a total of 63 hotel spas located in the United States, the Caribbean, Asia, the Pacific and other locations, and at our day spas in New York City (two spas), Coral Gables and London.

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, BlissLabs, Remède® and Laboratoire Remède® brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through our laser hair removal centers, third party outlets and our catalogs and websites.

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis, Bliss and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the HEA and administered by the DOE. We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, have adversely affected our Schools segment's enrollments and continue to adversely affect our enrollment and our results of operations.

Through our Laser Hair Removal segment, we offer a non-invasive procedure for the removal of unwanted facial and body hair in a clinical setting. Ideal Image is a leader in the growing consumer healthcare category of laser hair removal. We operate 109 laser hair removal treatment centers and are party to agreements with franchisees, who operate 17 laser hair removal centers offering services under the Ideal Image brand, all in upscale retail settings. Ideal Image is subject to regulation in the states in which its facilities are located, related to, among other things, corporate entities such as Ideal Image "practicing medicine" and to the provision of the laser hair removal services.

We are continuing to expand our Laser Hair Removal segment, although at a slower rate than in prior years in the foreseeable future. These Ideal Image centers (the "Centers") will either be company-owned or physician-owned, depending on the jurisdiction in which the respective Center will be opened. In connection with the opening of each new Center, we incur expenses, among other things, for leasehold improvements, marketing and training of new personnel. Accordingly, even new Centers that are successful do not become cash flow positive until several months after opening.

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

Beginning in the latter part of 2013, there has been a decline in the number of Ideal Image customer leads generated through our marketing efforts. We are taking steps to address this decline through changes in our marketing strategy and tactics. However, we cannot assure you that these efforts will be successful in addressing this matter, and, if they are not successful, our results of operations and financial condition would be adversely affected.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. As of December 31, 2013, our agreement with Celebrity expired and we were notified that it would not be renewed. It is anticipated that the loss of this cruise line will adversely affect our earnings per share for 2014 in the amount of approximately $0.24. To the extent that we fail to obtain in the future renewals of other major cruise line agreements, our results of operations and financial condition could be materially adversely affected.

In addition, our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. These industries are subject to significant risks, more fully described above, that could affect our results of operations.

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. While economic conditions have shown some improvement, a number of countries and business sectors continue to experience adverse economic conditions. The impact on consumers of periodic increases in fuel costs has added to the continuation of this economic turmoil.

The weakened United States and other world economies in recent years, including the impact on consumers of high fuel costs and tighter credit, has had an adverse effect on the discretionary spending of consumers, including spending on cruise vacations and our services and products. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. These conditions have adversely affected our results of operations since 2009. Though discretionary spending of passengers on certain cruise lines has increased, the continuing economic challenges have also adversely affected the discretionary spending of cruise customers and potential customers. The recurrence, continuation or worsening of the more severe aspects of these challenging economic conditions, as well as further increases in fuel costs, could have a material adverse effect on the cruise industry and also could have a material adverse effect on our results of operations and financial condition for 2014 and thereafter during any such recurrence, continuation or worsening.

As a consequence of these economic conditions, our results of operations and financial condition for 2011, 2012 and 2013 were adversely affected. A worsening of the more severe aspects of the economic slowdown or continuing increases in fuel prices could have a material adverse effect on our services and product sales.

The cruise industry also is subject to risks specific to that industry. Among other things, the highly publicized January 2012 accident involving the Costa Concordia adversely affected cruise ship bookings in 2012 and the highly publicized February 2013 Carnival Triumph fire and other mishaps involving cruise vessels adversely affected cruise ship bookings in 2013. This has adversely affected us because cruise lines are discounting fairs in order to attract passengers, which has resulted in an increased number of passengers who are less likely to spend in our spas. Recent publicity regarding mass illness onboard cruise ships also could adversely affect cruise ship bookings.

Despite the general historic trend of growth in the volume of cruise passengers, in 2014 and future years, the economic environment worldwide could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant and/or continuing decrease in passenger volume could have a material adverse effect on our results of operations and financial condition.

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

Laser Hair Removal. With respect to our Ideal Image centers, we measure performance primarily through revenue and number of new locations.

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and for existing and new ships of other cruise lines, seeking new venues for our land-based spas, developing new products and services, seeking additional channels for the distribution of our retail products and seeking to increase the student enrollments at our post-secondary massage and beauty schools, including through the opening of new school campuses, and by opening new Ideal Image centers. We also consider growth, among other things, through appropriate strategic transactions, including acquisitions.

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

●

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

●

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

We recognize Centers' sales in relation to laser hair removal treatment packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of treatments provided, and is included in Services Revenues in our consolidated statements of income. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. During 2013, some of our treatment packages included certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative stand-alone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned center locations, such as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are in Cost of Products to the extent they relate to the sale of products in our consolidated statements of income. All corporate related payroll and other corporate related expenses are included in Salary and Payroll and Administrative expenses in our consolidated statements of income.

We also receive royalties from Ideal Image franchisees. These royalties from franchised Ideal Image Center operations are recognized in the period earned and are recorded in Services Revenues in our consolidated statements of income. There are no related direct costs associated with these royalties.

Allowance for Doubtful Accounts

Allowance for doubtful accounts are provided based on our historical collection experience, reviewed at least annually. We extend unsecured credit to our students for tuition and fees and we record an accounts receivable and, in certain instances, notes receivable, for the tuition and fees earned in excess of the payment received from or on behalf of a student. We record an allowance for doubtful accounts with respect to accounts receivable and notes receivable using historical collection experience. We review the historical collection experience, consider other facts and circumstances, and adjust the calculation to record an allowance for doubtful accounts on accounts receivable and separately on notes receivable as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write off the accounts receivable and notes receivable due from former students when we conclude that collection is not probable.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

●	only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group;

●	our own assumptions about our use of the asset group and all available evidence when estimating future cash flows;

●	potential events and changes in circumstance affecting our key estimates and assumptions; and

●	the existing service potential of the asset (asset group) at the date tested.

If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds its fair value. When determining the fair value of the asset (asset group), we consider the highest and best use of the assets from a market-participant perspective. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would utilize to price the asset (asset group).

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. As of December 31, 2013, we concluded no adjustment to useful lives of our long-lived assets was necessary.

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2013, we had goodwill of $328.2 million and unamortized intangibles of $88.4 million.

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

We review the carrying value of goodwill and indefinite lived intangible assets of each of our reporting units on an annual basis as of each January 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. We consider our Spa Operations, Product Distribution, Schools and Laser Hair Removal segments to be individual reporting units which are also individual operating segments of the Company. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.

The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach, which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what other industry members would use to price the asset or asset group. During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year ended December 31, 2013, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2013.

As of January 1, 2013 and 2014, we reviewed the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value.

The determination of fair value utilizes an evaluation of historical and forecasted operating results and other key assumptions made by management, including discount rates, utilized in the valuation of certain identifiable assets. Deterioration in macroeconomic conditions or in our results of operations or unforeseen negative events could adversely affect our reporting units and lead to a revision of the estimates used to calculate fair value. These key estimates and forecasted operating results may or may not occur or may be revised by management, which may require us to recognize impairment losses in the future.

With respect to our Schools reporting unit's step one analysis, which used the discounted cash flow approach to calculate the fair value of our reporting unit, the primary examples of key estimates include our discount rate and forecasted revenue growth rates. As a measure of sensitivity on the discounted cash flow approach, as of January 1, 2014 and 2013, the dates of our last annual impairment tests, a hypothetical 1% change in both our discount and long-term revenue growth rates would result in a change of approximately $10.6 million and $10.4 million in the fair value of the Schools reporting unit, or approximately 89% and 85% of the excess of the fair value of the reporting unit over its carrying value as of January 1, 2014 and 2013, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $62.7 million as of December 31, 2013, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In January 2013, we adopted authoritative guidance issued in 2012 regarding the periodic impairment testing of indefinite-lived intangible assets. The new guidance allows an entity to assess qualitative factors to determine if it is more likely than not that indefinite-lived intangible assets might be impaired and, based on this assessment, to determine whether it is necessary to perform the quantitative impairment tests. The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2013, we adopted authoritative guidance regarding the presentation of amounts reclassified from accumulated other comprehensive income (loss) to net income. The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). We elected to present this information in a single note. See Note 11, Changes in Accumulated Other Comprehensive Loss, for our disclosures required under this guidance.

In March 2013, amended guidance was issued regarding the release of cumulative translation adjustments into net income. The new guidance provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This guidance became effective for our interim and annual reporting periods beginning after December 15, 2013. The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements, but will have an impact on the accounting for future sales of investments or changes in control of foreign entities.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Services	69.4%	70.3%	67.1%
Products	30.6	29.7	32.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of services	57.9	57.1	54.5
Cost of products	20.3	20.7	22.9
Total cost of revenues	78.2	77.8	77.4
Gross profit	21.8	22.2	22.6
Operating expenses:
Administrative	6.3	6.0	6.0
Salary and payroll taxes	8.5	8.1	8.1
Total operating expenses	14.8	14.1	14.1
Income from operations	7.0	8.1	8.5
Other income (expense), net:
Interest expense	(0.5)	(0.8)	(0.4)
Other income	0.1	0.1	0.1
Total other income (expense), net	(0.4)	(0.7)	(0.3)
Income from operations before provision for income taxes	6.6	7.4	8.2
Provision for income taxes	0.8	0.9	0.9
Net income	5.8%	6.5%	7.3%

2013 Compared to 2012

Revenues. Revenues of our reportable segments for the years ended December 31, 2013 and 2012, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
Revenue:	2013	2012
Spa Operations	$500,063	$507,326	(1.4)%
Products	186,526	164,714	13.2%
Schools	80,019	78,365	2.1%
Laser Hair Removal	132,536	93,591	41.6%
Other	(43,682)	(32,515)	N/A
Total	$855,462	$811,481	5.4%

Total revenues increased approximately 5.4%, or $44.0 million, to $855.5 million in 2013 from $811.5 million in 2012. Of this increase, $23.2 million was attributable to an increase in services revenues and $20.8 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations revenues decreased approximately 1.4%, or $7.2 million, to $500.1 million in 2013 from $507.3 million in 2012. Average weekly revenues for our land-based spas decreased 1.8% to $28,666 in 2013 from $29,175 in 2012. We had an average of 2,707 shipboard staff members in service in 2013 compared to an average of 2,654 shipboard staff members in service in 2012. Revenues per shipboard staff per day decreased by 2.4% to $407 in 2013 from $417 in 2012. Average weekly revenues for our shipboard spas decreased by 1.7% to $49,953 in 2013 from $50,821 in 2012. The decreases in revenue and the key performance indicators referenced above were primarily attributable to increased discounting at our land-based spas to offset promotions from our competitors and increased discounting by cruise lines due to well publicized mishaps involving certain cruise ships, resulting in a significant number of customers who spend less money at our spas.

Products Revenues. Products revenues increased approximately 13.2%, or $21.8 million to $186.5 million in 2013 from $164.7 million in 2012. This increase was primarily attributable to sales of new products through third party retail channels.

Schools Revenues. Schools revenues increased approximately 2.1%, or $1.6 million to $80.0 million in 2013 from $78.4 million in 2012. The increase in revenues was primarily attributable to increased student populations at our schools. The increased student populations were primarily attributable to an increase in student enrollments.

Laser Hair Removal Revenues. The increase in revenues was primarily attributable to the opening of 20 new Centers in 2012, 29 new Centers in 2013 and the introduction of the sale of treatment packages that include certain of our products during 2013.

Cost of Services. Cost of services increased $31.6 million to $495.2 million in 2013 from $463.6 million in 2012. Cost of services as a percentage of services revenue increased to 83.4% in 2013 from 81.3% in 2012. This increase was primarily attributable to the opening of 29 new Centers during 2013.

Cost of Products. Cost of products increased $6.0 million to $174.0 million in 2013 from $168.0 million in 2012. Cost of products as a percentage of products revenue decreased to 66.5% in 2013 from 69.7% in 2012. This decrease was primarily attributable to more higher margin products being sold in 2013 compared to 2012.

Operating Expenses. Operating expenses increased $12.5 million to $126.6 million in 2013 from $114.1 million in 2012. Operating expenses as a percentage of revenues was increased to 14.8% in 2013 from 14.1% in 2012. These increases were primarily attributable to the costs incurred to open new Centers in the second half of 2012 and to open 29 new Centers in 2013 and the reversal in 2012 of accruals related to performance-based compensation that was not earned.

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2013 and 2012, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
Income from Operations:	2013	2012
Spa Operations	$41,337	$42,477	(2.7)%
Products	21,510	17,548	22.6%
Schools	3,783	3,843	(1.6)%
Laser Hair Removal	(4,369)	7,728	(156.5)%
Other	(2,672)	(5,824)	N/A
Total	$59,589	$65,772	(9.4)%

The decrease in operating income in the Spa Operations segment was primarily attributable to more discounting and less spending by customers at our spas. The income from operations for the Products segment increased due to the sale of more higher margin products. The decrease in operating income in the Schools segment was primarily attributable to higher costs incurred in connection with changes in certain regulatory requirements. The decrease in operating income in the Laser Hair Removal segment was primarily attributable to the cost associated with the opening of 29 new Centers during 2013.

Other Income (Expense), Net. Other income (expense), net decreased $2.0 million to expense of ($3.3 million) in 2013 from expense of ($5.3 million) in 2012. This decrease was primarily attributable to lower interest expense as a result of additional payments made on our term loan.

Provision for Income Taxes. Provision for income taxes was an expense of $6.8 million in 2013 and $7.3 million in 2012. Provision for income taxes was an overall effective rate of 12.1% both in 2013 and 2012.

Net Income. Net income was $49.4 million in 2013 compared to $53.1 million in 2012. This decrease was primarily attributable to declines in operating income in our Laser Hair Removal segment due to costs associated with the opening of 29 new Centers in 2013.

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

Cost of Products. Cost of products increased $7.2 million to $168.0 million in 2012 from $160.8 million in 2011. Cost of products as a percentage of products revenue increased to 69.7% in 2012 from 69.6% in 2011. This increase was primarily attributable to a difference in the mix of products that were sold onboard the ships in 2012 as compared to 2011. Certain of the products sold onboard the ships we serve in 2012 had lower margins.

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

The increase in operating income in Spa Operations and Products segments was primarily attributable to some strengthening of the economy worldwide, resulting in increased consumer spending on our services and products and increased cost efficiencies relating to our cost of products and operating expenses. The decrease in the operating income in Schools was attributable to decreased enrollments and higher operating costs attributable to that segment. The higher operating costs in Schools were primarily related to a changing regulatory environment. The increase in the operating income in Laser Hair Removal was primarily attributable to the acquisition of Ideal Image on November 1, 2011, as well as, to a lesser extent, the opening of 20 Ideal Image centers during 2012.

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

Net Income. Net income was $53.1 million in 2012 compared to $50.9 million in 2011. This increase was primarily attributable to increased productivity in our Spa Operations and Products segments due to some strengthening of the economy worldwide.

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2013 and 2012 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in the third quarter generally being the strongest quarter for us. Our product sales generally are strongest in the third and fourth quarters as a result of the December holiday shopping period. However, historically, the revenues of Ideal Image are weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2013				Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$212,014	$207,653	$214,831	$220,964	$198,533	$197,481	$204,388	$211,079
Gross profit	50,223	45,553	44,316	46,129	45,642	45,713	41,203	47,318
Administrative, salary and payroll taxes	34,449	30,614	30,059	31,510	27,914	28,702	25,414	32,074
Net income	12,740	12,292	11,452	12,955	14,570	14,071	12,626	11,835
Basic earnings per share	$0.87	$0.84	$0.78	$0.88	$0.96	$0.93	$0.86	$0.81
Diluted earnings per share	$0.86	$0.83	$0.77	$0.88	$0.95	$0.92	$0.85	$0.81

As a Percentage of Revenues:
Gross profit	23.7%	21.9%	20.6%	20.9%	23.0%	23.1%	20.2%	22.4%
Administrative, salary and payroll taxes	16.2%	14.7%	14.0%	14.3%	14.1%	14.5%	12.4%	15.2%
Net income	6.0%	5.9%	5.3%	5.9%	7.3%	7.1%	6.2%	5.6%

Liquidity and Capital Resources

Liquidity is defined as the ability to convert assets into cash or to obtain cash. Our primary sources of liquidity have been cash flows generated from operating activities and, in connection with major acquisitions, financing provided by our revolving credit facility and its predecessor facilities.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months. However, if the softening in the worldwide economy and the leisure industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected. In addition, depending on the longevity and ultimate severity of the softness of the global economy, including financial and credit markets, our ability to grow or sustain our business operations may be significantly adversely affected. Also, as a result of concerns about the general stability of financial markets, the cost of obtaining money from the credit markets has increased, as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to existing debt or at all, and reduced and, in some cases, ceased to provide any new funding. Accordingly, we cannot be certain that funding in excess of that available through our working capital and current credit facility will be available to the extent required and on acceptable terms. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, consummate acquisitions or otherwise take advantage of business opportunities, respond to competitive pressures or refinance any debt obligations that we may incur, any of which could have a material adverse effect on our results of operations and financial condition.

During the remainder of 2014, we plan to open ten new Ideal Image centers. In connection with the opening of those new Ideal Image centers, we anticipate incurring capital expenditures of approximately $7.0 million.

Sources and Uses of Cash

During the year ended December 31, 2013, net cash provided by operating activities was $98.8 million compared with $99.1 million for the year ended December 31, 2012. This decrease was primarily attributable to a decrease in net income.

During the year ended December 31, 2013, net cash used in investing activities was $34.1 million compared with $26.2 million for the year ended December 31, 2012. This change was primarily attributable to the costs incurred to open 29 new Centers in 2013.

During the year ended December 31, 2013, cash used in financing activities was $64.9 million, compared with $61.7 million of cash provided by financing activities for the year ended December 31, 2012. The change is primarily attributable to additional payments that we made on our term loan in 2013.

We had working capital of approximately $4.7 million at December 31, 2013, compared to working capital of approximately $2.9 million at December 31, 2012.

During 2013, we purchased 188,000 of our shares for a total of approximately $10.1 million under our previously adopted share repurchase plan. Also, during 2013, 60,000 shares, with a value of approximately $3.5 million, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of the federal income tax withholding obligations of those employees. During 2012, we purchased 782,000 of our shares for a total of approximately $35.9 million under our previously adopted share repurchase plan. Also, during 2012, 80,000 shares, with a value of approximately $3.8 million, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of the federal income tax withholding obligations of those employees. The surrendered shares in 2013 and 2012 were purchased outside our repurchase plan. All of these purchases were funded from our working capital. As of February 1, 2014, there remained approximately $93.3 million authorized for purchase under our share repurchase plan.

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

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin. In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance. Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be. Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date. Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments, which payments began on March 31, 2012. At December 31, 2013, our borrowing rate was 1.92%.

All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the Credit Facility are secured by substantially all of our present and future assets.

The Credit Facility contains customary affirmative, negative and financial covenants, including limitations on dividends, capital expenditures and funded debt, and requirements to maintain prescribed interest expense and fixed charge coverage ratios. We are in compliance with these covenants as of the date of this report. Our prior credit agreement contained similar covenants and, through the termination of that facility, we were in compliance with those covenants. Other limitations on capital expenditures, or on other operational matters, could apply in the future under the credit agreement.

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

The following summarizes our significant contractual obligations and commitments as of December 31, 2013:

	Payment Due by Period (in thousands)
	Total	2014	2015	2016	2017	2018	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$134,777	$94,777	$8,000	$8,000	$8,000	$8,000	$8,000
Operating leases (2)	136,246	27,097	24,199	18,953	15,755	13,739	36,503
Employment agreements	4,101	4,101	--	--	--	--	--
Long-term debt	93,139	--	4,463	12,231	12,231	64,214	--
Debt interest (3)	8,140	2,013	2,006	1,832	1,587	702	--
Total	$376,403	$127,988	$38,668	$41,016	$37,573	$86,655	$44,503

(1)  These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2)  Included herein are the minimum guaranteed payment obligations under certain of our hotel spa leases.
(3)  Debt interest is calculated using the prevailing rates as of December 31, 2013.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in Note 8 to our Consolidated Financial Statements, we have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in recent years. Continuance of the more severe aspects of the recent adverse economic conditions, as well as continued fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Continued weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

Such forward-looking statements include statements regarding:

●	our future financial results;

●	our proposed activities pursuant to agreements with cruise lines or land-based spa operators;

●	our ability to secure renewals of agreements with cruise lines upon their expiration;

●	scheduled introductions of new ships by cruise lines;

●	our future land-based spa activities;

●	our ability to generate sufficient cash flow from operations;

●	the extent of the taxability of our income;

●	the financial and other effects of acquisitions and new projects;

●	our market sensitive financial instruments;

●	our ability to increase sales of our products and to increase the retail distribution of our products;

●	the profitability of one or more of our business segments;

●	the number, anticipated opening dates, and anticipated costs related to new spas, schools and Ideal Image centers;

●	the anticipated enrollments of students at our schools; and

●	future channels for distribution of our products.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013, we had $93.1 million outstanding under our term loan and revolving facility. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $0.2 million.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling and the Euro. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling and the Euro through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the aggregate exchange rate exposure of the U.K. Pound Sterling and the Euro to the U.S. Dollar as of December 31, 2013 would change our results of operations by approximately $1.0 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 3, 2014, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2013. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2013, we will file our definitive proxy statement for our 2014 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following reports and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

10.32	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Leonard I. Fluxman17+
10.33	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Stephen Lazarus17+
10.34	Employment Agreement dated August 30, 2011 between Elemis Limited and Sean Harrington18+
10.34(a)	Amendment dated December 4, 2013 to Employment Agreement dated August 30, 2011 between Elemis Limited and Sean Harrington19+
10.35

Amended and Restated Credit Agreement dated as of November 1, 2011 by and among Steiner U.S. Holdings, Inc. as the Borrower, the Lenders from time to time party thereto, SunTrust Bank as the Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and Regions Bank as Documentation Agent (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)[20]

10.35(a)

First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among Steiner U.S. Holdings, Inc., SunTrust Bank, as administrative agent, and the several banks and other financial institutions and lenders thereto[21]

10.35(b)

Second Amendment to Amended and Restated Credit Agreement, dated as of November 27, 2012, by and among Steiner U.S. Holdings, Inc., SunTrust Bank, as administrative agent, and the several banks and other financial institutions and lenders thereto[22]

10.35(c)

Third Amendment to Amended and Restated Credit Agreement, dated as of June 21, 2013, by and among Steiner U.S. Holdings, Inc., SunTrust Bank, as administrative agent, and the several banks and other financial institutions and lenders thereto[23]

10.36	Employment and Severance Agreement dated December 19, 2011 between Steiner Transocean Limited and Glenn Fusfield24+
10.37	Steiner Leisure Limited 2012 Incentive Plan[25]+
10.38	Employment and Severance Agreement dated December 4, 2012 between Steiner Leisure Limited and Robert C. Boehm26+
10.39	Form of Restricted Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[27]***#+
10.40	Form of Restricted Share Unit Award Agreement with Four-Year Vesting Period under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan27*+
10.41	Form of Restricted Share Unit Award Agreement with Five-Year Vesting Period under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan27*+
10.42	Form of Senior Officer Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[27]***#+
10.43	Form of Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[27]***#+
14	Amended Steiner Leisure Limited Code of Business Conduct and Ethics (as amended February 24, 2010)[28]
21	List of subsidiaries of Steiner Leisure Limited[29]
23.1	Consent of Ernst & Young LLP[29]
23.2	Consent of Harry B. Sands, Lobosky and Company[29]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[29]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[29]
32.1	Section 1350 Certification of Principal Executive Officer[30]
32.2	Section 1350 Certification of Principal Financial Officer[30]

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

19Previously filed with current report on Form 8-K dated December 9, 2013 and incorporated herein by reference.

20Previously filed with current report on Form 8-K dated November 7, 2011 and incorporated herein by reference.

21Previously filed with current report on Form 8-K dated August 20, 2012 and incorporated herein by reference.

22Previously filed with current report on Form 8-K dated November 28, 2012 and incorporated herein by reference.

23Previously filed with current report on Form 8-K dated June 25, 2013 and incorporated herein by reference.

24Previously filed with current report on Form 8-K dated December 20, 2011 and incorporated herein by reference.

25Previously filed with current report on Form 8-K dated June 13, 2012 and incorporated herein by reference.

26Previously filed with current report on Form 8-K dated December 7, 2012 and incorporated herein by reference.

27Previously filed with annual report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

28Previously filed with current report on Form 8-K dated February 25, 2010 and incorporated herein by reference.

29Filed herewith.

30Furnished herewith.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 3, 2014

/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2014

/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014

/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 3, 2014

/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 3, 2014

/s/ DENISE DICKINS Denise Dickins	Director	March 3, 2014

/s/ DAVID S. HARRIS David S. Harris	Director	March 3, 2014

/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 3, 2014

STEINER LEISURE LIMITED AND SUBSIDIARIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Steiner Leisure Limited is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 framework) (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited and subsidiaries

We have audited Steiner Leisure Limited and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Steiner Leisure Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Steiner Leisure Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Steiner Leisure Limited and subsidiaries, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 3, 2014

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,252	$75,028
Accounts receivable, net	53,105	48,646
Accounts receivable - students, net	15,665	17,364
Inventories	60,487	51,293
Prepaid expenses and other current assets	15,395	16,268
Total current assets	219,904	208,599
PROPERTY AND EQUIPMENT, net	114,724	100,545
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	88,414	89,512
Deferred financing costs, net	3,317	3,965
Deferred customer acquisition costs	11,033	9,785
Other	10,690	6,945
Total other assets	113,454	110,207
Total assets	$776,313	$747,582
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,613	$18,134
Accrued expenses	52,999	48,499
Current portion of long-term debt	--	24,750
Current portion of deferred rent	1,113	1,039
Current portion of deferred tuition revenue	20,037	22,613
Current portion of deferred revenue	99,266	72,330
Gift certificate liability	16,448	16,639
Income taxes payable	1,687	1,718
Total current liabilities	215,163	205,722
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	39,012	36,128
Long-term debt, net of current portion	93,139	123,750
Long-term deferred rent	16,513	13,244
Long-term deferred tuition revenue	388	397
Long-term deferred revenue	11,029	18,082
Total non-current liabilities	160,081	191,601
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none Issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 23,982 shares issued in 2013 and 23,779 shares issued in 2012	240	238
Additional paid-in capital	188,541	178,712
Accumulated other comprehensive loss	(258)	(1,946)
Retained earnings	531,995	482,556
Treasury shares, at cost, 9,312 shares in 2013 and 9,124 shares in 2012	(319,449)	(309,301)
Total shareholders' equity	401,069	350,259
Total liabilities and shareholders' equity	$776,313	$747,582

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Services	$593,717	$570,569	$470,756
Products	261,745	240,912	230,876
Total revenues	855,462	811,481	701,632
COST OF REVENUES:
Cost of services	495,249	463,634	382,341
Cost of products	173,992	167,971	160,754
Total cost of revenues	669,241	631,605	543,095
Gross profit	186,221	179,876	158,537
OPERATING EXPENSES:
Administrative	53,661	48,485	41,776
Salary and payroll taxes	72,971	65,619	57,048
Total operating expenses	126,632	114,104	98,824
Income from operations	59,589	65,772	59,713
OTHER INCOME (EXPENSE), NET:
Interest expense	(4,227)	(6,152)	(2,716)
Other income	894	823	682
Total other income (expense), net	(3,333)	(5,329)	(2,034)
Income before provision for income taxes	56,256	60,443	57,679
PROVISION FOR INCOME TAXES	6,817	7,341	6,744
Net income	$49,439	$53,102	$50,935
INCOME PER SHARE:
Basic	$3.37	$3.57	$3.39
Diluted	$3.34	$3.53	$3.35

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$49,439	$53,102	$50,935
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,688	1,648	(191)
Total other comprehensive income (loss), net of tax	1,688	1,648	(191)
Comprehensive income	$51,127	$54,750	$50,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total
BALANCE, December 31, 2010	23,615	$236	$150,399	$(3,403)	$378,519	$(260,946)	$264,805
Net income	--	--	--	--	50,935	--	50,935
Foreign currency translation adjustment	--	--	--	(191)	--	--	(191)
Purchase of treasury shares	--	--	--	--	--	(12,455)	(12,455)
Tax benefit from exercise of stock options	--	--	121	--	--	--	121
Stock-based compensation	--	--	10,477	--	--	--	10,477
Forfeiture of restricted share units of common stock	(7)	--	--	--	--	--	--
Shares to Ideal Image	125	1	5,659	--	--	--	5,660
Issuance of common shares in connection with exercise of share options	99	1	2,677	--	--	--	2,678
Issuance of restricted common shares	244	3	(3)	--	--	--	--
Correction of prior period shares issued	(923)	(9)	9	--	--	--	--

BALANCE, December 31, 2011	23,153	232	169,339	(3,594)	429,454	(273,401)	322,030

Net income	--	--	--	--	53,102	--	53,102
Foreign currency translation adjustment	--	--	--	1,648	--	--	1,648
Purchase of treasury shares	--	--	--	--	--	(35,900)	(35,900)
Tax benefit from exercise of stock options	--	--	95	--	--	--	95
Stock-based compensation	--	--	8,707	--	--	--	8,707
Issuance of common shares in connection with exercise of share options	22	--	577	--	--	--	577
Issuance of restricted common shares	243	2	(2)	--	--	--	--
Correction of prior period shares issued	361	4	(4)	--	--	--	--

BALANCE, December 31, 2012	23,779	238	178,712	(1,946)	482,556	(309,301)	350,259

(continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011 (CONTINUED)
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total
Net income	--	--	--	--	49,439	--	49,439
Foreign currency translation adjustment	--	--	--	1,688	--	--	1,688
Purchase of treasury shares	--	--	--	--	--	(10,148)	(10,148)
Tax benefit from exercise of stock options	--	--	(42)	--	--	--	(42)
Stock-based compensation	--	--	8,842	--	--	--	8,842
Issuance of common shares in connection with exercise of share options	30	--	1,031	--	--	--	1,031
Issuance of restricted common shares	173	2	(2)	--	--	--	--

BALANCE, December 31, 2013	23,982	$240	$188,541	$(258)	$531,995	$(319,449)	$401,069

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$49,439	$53,102	$50,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,059	19,490	15,797
Loss on impairment of leasehold improvement	803	--	--
Stock-based compensation	8,842	8,707	10,477
Provision for doubtful accounts	8,699	3,198	2,178
Tax benefit from exercise of stock options	42	(95)	(121)
Deferred income tax provision	2,960	3,247	2,244
Changes in:
Accounts receivable	(8,401)	(13,245)	2,730
Inventories	(8,883)	2,083	(735)
Prepaid expenses and other current assets	907	99	(6,131)
Other assets	(7,633)	(7,157)	(429)
Accounts payable	5,405	3,054	(71)
Accrued expenses	4,170	54	2,664
Deferred tuition revenue	(2,585)	(3,043)	(7,306)
Deferred revenue	19,883	26,139	1,050
Deferred rent	3,343	2,707	(92)
Gift certificate liability	(214)	773	1,336
Net cash provided by operating activities	98,836	99,113	74,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,119)	(29,783)	(13,560)
Acquisitions, net of cash acquired	--	--	(194,276)
Post-closing working capital adjustment related to acquisitions	--	3,614	--
Net cash used in investing activities	(34,119)	(26,169)	(207,836)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(10,148)	$(35,901)	$(12,455)
Proceeds from long-term debt	--	--	175,000
Payments for long-term debt	(55,361)	(26,500)	(25,000)
Payments of debt issuance costs	(373)	--	(4,978)
Payment of contingent consideration	--	--	(1,500)
Tax benefit from exercise of stock options	(42)	95	121
Proceeds from share option exercises	1,031	577	2,678
Net cash provided by (used in) financing activities	(64,893)	(61,729)	133,866
EFFECT OF EXCHANGE RATE CHANGES ON CASH	400	1,168	358
NET INCREASE IN CASH AND CASH EQUIVALENTS	224	12,383	914
CASH AND CASH EQUIVALENTS, Beginning of year	75,028	62,645	61,731
CASH AND CASH EQUIVALENTS, End of year	$75,252	$75,028	$62,645
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,130	$4,590	$1,364

Income taxes	$3,883	$4,712	$4,126
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued in a business acquisition	$--	$--	$5,660

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

(1)       ORGANIZATION:

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries), a worldwide provider and innovator in the fields of beauty, wellness and education, was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels, luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

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

We hold variable interests in physician-owned entities that provide medical services to the Centers’ guests. These entities were set up for regulatory compliance purposes. We bear the benefits and risks of loss from operating those entities through contractual agreements. Our consolidated financial statements include the operating results of those entities. The assets and liabilities of these entities are not material to the consolidated balance sheets.

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2013 and 2012, cash and cash equivalents included interest-bearing deposits of $11.4 million and $13.5 million, respectively.

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

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Finished goods	$54,403	$46,711
Raw materials	6,084	4,582
	$60,487	$51,293

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

●	only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group;

●	our own assumptions about our use of the asset group and all available evidence when estimating future cash flows;

●	potential events and changes in circumstance affecting our key estimates and assumptions; and

●	the existing service potential of the asset (asset group) at the date tested.

If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds its fair value. When determining the fair value of the asset (asset group), we consider the highest and best use of the assets from a market-participant perspective. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would utilize to price the asset (asset group).

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. We also provide a reserve for projected product returns based on prior experience. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of "breakage" (non-redemption of a gift certificate after a specified period of time). We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed. We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of income for the years ended December 31, 2013, 2012 and 2011, respectively.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Income. These amounts were $7.8 million, $7.1 million and $6.3 million in 2013, 2012 and 2011, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

We recognize Centers' sales in relation to laser hair removal treatment packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of treatments provided, and is included in Services Revenues in our consolidated statements of income. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. During 2013, some of our treatment packages included certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price.

Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative stand-alone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned center locations, such  as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are included in Cost of Products to the extent they relate to the sale of products in our condensed consolidated statements of income. All corporate-related payroll and other corporate-related expenses are included in Salary and Payroll and Administrative expenses in our consolidated statements of income.

We receive royalties from Ideal Image franchisees. These royalties from franchised Ideal Image Center operations are recognized in the period earned and are recorded in Services Revenues in our condensed consolidated statements of income. There are no related direct costs associated with these royalties.

Deferred revenue represents Center contractual treatments of $120.5 million at December 31, 2013, for which payment has been received or a customer financing receivable recorded. Deferred revenues were net of deferred finance fees totaling $10.2 million and $8.5 million at December 31, 2013 and 2012, respectively. These fees will be expensed in the same proportion of the related service revenue.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965 ("HEA"), trade names, leases, licenses and logos related to acquisitions. For definite-lived intangible assets, such costs are amortized on a straight-line basis over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives, and therefore, no amortization occurs, however, they are subject to at least an annual assessment for impairment. Amortization expense related to intangible assets totaled $1.1 million, $1.3 million and $1.0 million in 2013, 2012 and 2011, respectively. Amortization expense is estimated to be $0.9 million in 2014, $0.8 million in 2015, $0.4 million in 2016, $0.3 million in 2017 and $0.3 million in 2018.

A detail of intangibles is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Intangible assets (various, principally trade names, leases, licenses and logos) with definite lives:
Gross carrying amount	$13,509	$13,509
Less accumulated amortization	(10,158)	(9,060)
Amortized intangible assets, net	3,351	4,449

Unamortized intangible assets with indefinite lives:
Trade names	71,549	71,549
Title IV rights	13,514	13,514
Intangible assets with indefinite lives	85,063	85,063
Total intangible assets, net	$88,414	$89,512

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

The following table presents the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2013 and 2012:

	Maritime	Land-Based Spas	Product Distribution	Schools	Laser Hair Removal	Total
Balance at December 31, 2011	$10,704	$40,297	$23,695	$58,459	$195,076	$328,231
Acquired goodwill	--	--	--	--	--	--
Balance at December 31, 2012	10,704	40,297	23,695	58,459	195,076	328,231
Acquired goodwill	--	--	--	--	--	--
Balance at December 31, 2013	$10,704	$40,297	$23,695	$58,459	$195,076	$328,231

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

(i)       Deferred Customer Acquisition Costs -

Commission costs directly related to the acquisition of contracts with customers for Ideal Image services are deferred and expensed over the average number of treatments provided in the same manner as the related deferred revenue. As of December 31, 2013, customer acquisition costs totaling $11.0 million were deferred and are expected to be expensed during the years ending December 31, 2014 and 2015 at $10.2 million and $0.8 million, respectively.

(j)       Translation of Foreign Currencies -

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of our consolidated statements of income were ($0.1) million, $0.4 million and ($1.3) million in 2013, 2012 and 2011, respectively. The transaction gains (losses) included in the Cost of products caption of our Consolidated Statements of Income were ($0.7) million, ($1.0) million and ($0.1) million in 2013, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2013	2012	2011

Net income	$49,439	$53,102	$50,935
Weighted average shares outstanding used in calculating basic earnings per share	14,649	14,878	15,013
Dilutive common share equivalents	169	174	204
Weighted average common and common equivalent shares used in calculating diluted earnings per share	14,818	15,052	15,217

Income per share:
Basic	$3.37	$3.57	$3.39
Diluted	$3.34	$3.53	$3.35
Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	15	34	77

(l)       Use of Estimates -

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable-students, student notes receivable, and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite - lived intangible assets and property and equipment, the determination of fair value of assets and liabilities in purchase price allocations, gift certificate breakage revenue, the assumptions related to the determination of share based compensation for Center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided, and the allocation of arrangement consideration between services and products for treatment packages that include our products.

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

●	Level 1 - Quoted prices in active markets for identical assets and liabilities.

●

Level 2 - Observable inputs other than quoted prices included in Level 1. This includes dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

●

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

We have no assets or liabilities that are adjusted to fair value on a recurring basis. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three years ended December 31, 2013.

Cash and cash equivalents is reflected in the accompanying Consolidated Financial Statements at cost, which approximated fair value estimated, using Level 1 inputs, as they are maintained with various high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of December 31, 2013 and 2012 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

(n)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2013 and 2012, we had one customer that represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. Accounts receivable and Accounts receivable – students are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. Bad debt expense is included within administrative operating expenses in our consolidated statements of income. We write off amounts due from former students and other customers when we conclude that collection is not probable. A roll-forward of the allowance for doubtful accounts receivable is as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$10,913	$8,525	$8,636
Provision	6,057	3,198	2,178
Write-offs	(8,311)	(810)	(2,289)
Balance at end of year	$8,659	$10,913	$8,525

Student notes receivable represent extensions of credit to students that generally mature 60 months subsequent to the student's graduation date. We extend credit after an evaluation of credit scores and credit information. Revenues related to the issuance of such notes are recognized over the students' applicable course or program period at the net amount expected to be collected on such notes. Any future adjustments to our estimate of collectability of the notes are recorded as an adjustment to bad debt expense. Generally, no interest is charged while the student attends courses and the interest rate generally increases to 9.5% once the student graduates. Interest income is recorded as amounts are received. Loan origination fees are deferred and recognized over the life of the notes as an adjustment of interest income. Any other lending costs, such as servicing fees, are charged to expense as incurred.

These notes receivable are included in other current assets and other assets for the short-term and long-term balances, respectively. Student notes receivable are stated net of an allowance for doubtful accounts. We establish and monitor an allowance for doubtful accounts based on historical bad debt experience for these loans and other qualitative information. Generally, a student's notes receivable balance is written off once it is determined to be uncollectible if the note is more than 90 days past due, based on collection efforts, and/or if a student has filed for bankruptcy. Payments received on past due student notes receivable are recorded against bad debt expense. A roll-forward of the allowance for doubtful accounts for notes receivable is as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$2,002	$419	$210
Provision	2,642	1,628	350
Write-offs	(645)	(45)	(141)
Balance at end of year	$3,999	$2,002	$419

As of December 31, 2013, the delinquency status of gross student notes receivable was as follows (in thousands):

Current	$2,949
1 - 30	571
31 - 60	301
61 - 90	371
91 +	653
$4,845

(o)       Stock-Based Compensation -

We reserved approximately 8,425,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan (the "1996 Plan"), under our 2004 Equity Incentive Plan (the "2004 Plan"), under our 2009 Incentive Plan (the "2009 Plan"), under our 2012 Incentive Plan (the "2012 Plan" and, collectively, with the 1996 Plan, the 2004 Plan and the 2009 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the, Equity Plans, the "Plans"). Under the 2012 Plan (awards may no longer be made under the other Plans), restricted share units and other awards may be granted. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, share options and restricted share units outstanding as of December 31, 2013, other than grants to members of the Board of Directors, vest in equal installments over three to five years from the date of grant (i.e., graded vesting), subject to accelerated vesting in certain cases. There was one grant of restricted share units to an officer that vested in its entirety on the third anniversary date of the date of grant. Certain of the restricted share units require for vesting the meeting of certain performance criteria. All share options outstanding under the Directors' Plan as of December 31, 2013 vested one year from the date of grant, subject to accelerated vesting in certain cases. Upon vesting of share options, we issued new common shares to the award recipient. The grant date fair value of restricted share units is expensed as stock-based compensation over the vesting term using the straight-line recognition method for service-only awards and the accelerated basis for performance based awards with graded vesting. In addition, we estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

Total stock compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 was $8.8 million, $8.7 million and $10.5 million, respectively, and has been included within salary and payroll taxes in our Consolidated Statements of Income.

Share Options

Share options activity for 2013 is summarized in the following table (in thousands, except share price and years):

Share Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2013	109	$35.71	2.9	$1,371
Granted	--	--
Exercised	(30)	34.02
Cancelled	--	--
Outstanding at December 31, 2013	79	36.36	2.0	1,005
Options exercisable at December 31, 2013	79	36.36	2.0	1,005

(1)  Represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2013 is as follows (in thousands, except share data):

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of	Weighted Average Contractual	Weighted Average Exercise	Number Exercisable as of	Weighted Average Exercise
Low	High	12/31/13	Life	Price	12/31/13	Price
$20.81	$24.95	3	0.5	$21.00	3	$21.00
$25.00	$29.95	15	0.9	$27.24	15	$27.24
$30.00	$34.99	6	1.5	$34.14	6	$34.14
$35.00	$39.95	30	2.0	$37.36	30	$37.36
$40.00	$42.97	25	2.9	$42.97	25	$42.97
$14.19	$42.97	79	2.0	$36.36	79	$36.36

No share options were granted during the three years ended December 31, 2013. The total intrinsic value of share options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.5 million and $1.8 million, respectively. As of December 31, 2013, there was no unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans.

Restricted Share Units

Restricted share units become unrestricted common shares upon vesting on a one-for-one basis. The compensation cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the service period for awards expected to vest. Restricted share unit activity for 2013 is summarized in the following table (in thousands, except share price):

Restricted Share Unit Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2011	590	$38.81
Granted	263	$43.57
Vested	(266)	$35.15
Cancelled	(10)	$41.09

Non-vested shares at January 1, 2012	577	$42.63
Granted	223	$46.10
Vested	(242)	$41.82
Cancelled	(148)	$43.94

Non-vested shares at January 1, 2013	410	$44.52
Granted	190	$55.79
Vested	(162)	$43.48
Cancelled	(5)	$45.39
Future vesting of non-vested shares estimated at December 31, 2013	433	$49.86

As of December 31, 2013, we had $17.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted share unit grants, which is recognized over the weighted-average period of 2.2 years after the respective dates of grant. As of December 31, 2012, we had $15.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted share unit grants, which is recognized over the weighted average period of 2.2 years after the respective dates of grant.

(p)       Recent Accounting Pronouncements –

In January 2013, we adopted authoritative guidance issued in 2012 regarding the periodic impairment testing of indefinite-lived intangible assets. The new guidance allows an entity to assess qualitative factors to determine if it is more likely than not that indefinite-lived intangible assets might be impaired and, based on this assessment, to determine whether it is necessary to perform the quantitative impairment tests. The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2013, we adopted authoritative guidance regarding the presentation of amounts reclassified from accumulated other comprehensive income (loss) to net income. The new guidance requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). We elected to present this information in a single note. See Note 11. Changes in Accumulated Other Comprehensive Loss for our disclosures required under this guidance.

In March 2013, amended guidance was issued regarding the release of cumulative translation adjustments into net income. The new guidance provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This guidance became effective for our interim and annual reporting periods beginning after December 15, 2013. The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements, but will have an impact on the accounting for future sales of investments or changes in control of foreign entities.

(q)        Deferred Financing Costs -

Deferred financing costs primarily relate to the costs of obtaining our former and current credit facilities and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Income and amounted to $1.0 million, $1.4 million and $1.3 million in 2013, 2012 and 2011, respectively.

(r)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of our land-based spas, school campuses or Ideal Image centers. These amounts are being amortized over the terms of the respective leases on a straight-line basis. Amortization was $1.0 million, $1.0 million and $1.1 million in 2013, 2012 and 2011, respectively, and was included in cost of revenues in our consolidated statements of income.

(s)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $56.6 million, $45.4 million and $21.7 million in 2013, 2012 and 2011, respectively. Of these amounts, $46.3 million, $36.5 million and $14.5 million are included in cost of revenues in the accompanying consolidated statements of income in 2013, 2012, and 2011, respectively. At December 31, 2013 and 2012, the amounts of advertising costs are an immaterial component of prepaid expenses and other current assets.

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

(u)       Seasonality -

A significant portion of our revenues are generated from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, has experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally the third quarter and holiday periods result in the highest revenue yields for us. Historically, the revenues of Ideal Image were weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period.

(v)       Shipping and Handling -

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses amounted to $3.0 million, $2.8 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	Useful Life			December 31,
	in Years			2013	2012
Furniture and fixtures	5	-	7	$29,690	$26,794
Computers and equipment	3	-	8	41,653	27,856
Land	Indefinite			3,000	3,000
Building		40		4,500	4,500
Leasehold improvements	Term of lease			151,167	135,893
				230,010	198,043
Less: Accumulated depreciation and amortization				(115,286)	(97,498)
				$114,724	$100,545

Depreciation and amortization expense of property and equipment amounted to $19.9 million, $16.7 million and $13.5 million in 2013, 2012 and 2011, respectively.

(4)       ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Operative commissions	$4,645	$4,317
Minimum cruise line commissions	7,028	6,940
Payroll and bonuses	13,824	10,845
Rent	2,334	2,793
Other	25,168	23,604
Total	$52,999	$48,499

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those operations. These minimum annual payments (See Note 8) are expensed/accrued over the applicable 12-month period.

(5)       LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Long term debt	$93,139	$148,500
Less: Current portion	--	24,750
Long-term debt, net of current portion	$93,139	$123,750

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

Interest on borrowings under the Credit Facility accrues at either a base rate, an adjusted LIBO rate or an index rate, at Borrower's election, plus, in each case, an applicable margin. At December 31, 2013, our borrowing rate was 1.92%. All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the Credit Facility are secured by substantially all of our present and future assets.

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

All of our long-term debt is denominated in U.S. dollars. Future maturities as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$--
2015	4,463
2016	12,231
2017	12,231
2018	64,214
$93,139

(6)       SHAREHOLDERS' EQUITY:

In February 2013, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares could be purchased. During 2012, we purchased approximately 782,000 shares for a total of approximately $35.9 million. During 2012, approximately 80,000 shares, with a value of approximately $3.8 million, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of the employee federal income tax withholding obligations of these employees. During 2013, we purchased approximately 188,000 shares for a total of approximately $10.1 million. During 2013, approximately 60,000 shares with a value of approximately $3.5 million were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations of these employees. The share purchases in connection with the restricted share unit vestings were made outside of our repurchase plan.

(7)      INCOME TAXES:

Income before provision for income taxes consists of (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(8,162)	$10,147	$8,356
Foreign	64,418	50,296	49,323
	$56,256	$60,443	$57,679

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. Federal	$3,426	$3,247	$2,244
U.S. State	49	177	269
Foreign	3,342	3,917	4,231
	$6,817	$7,341	$6,744

Current	$3,857	$4,094	$4,500
Deferred	2,960	3,247	2,244
	$6,817	$7,341	$6,744

A reconciliation of the difference between the expected provision for income taxes using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision using statutory U.S. federal tax rate	$19,689	$21,152	$20,188
Income earned in jurisdictions not subject to income taxes	(11,394)	(12,362)	(11,712)
Other	(1,478)	(1,449)	(1,732)
	$6,817	$7,341	$6,744

The following is a summary of the significant components of our deferred income tax assets and liabilities (in thousands):

	December 31, 2013	December 31, 2012
Deferred income tax assets:
Net operating loss carry-forwards	$39,102	$34,839
Gift certificates	3,976	2,437
Depreciation and amortization	3,132	1,649
Interest	1,754	1,754
Accounts receivable allowances	4,330	4,477
Lease obligations	4,041	2,464
Unicap and inventory reserves	266	781
Other accruals	691	696
Deferred revenue	7,343	7,831
Stock compensation	1,573	--
Total deferred income tax assets	66,208	56,928
Valuation allowance	(62,726)	(52,551)
	3,482	4,377
Deferred income tax liabilities:
Goodwill amortization	(24,772)	(21,195)
Intangibles	(17,081)	(17,233)
Stock compensation	--	(1,430)
Other accruals	(641)	(647)
Total deferred income tax liabilities	(42,494)	(40,505)

Net deferred income tax liabilities	$(39,012)	$(36,128)

Our U.S. subsidiaries have available net federal operating loss carry forwards ("NOLs") of approximately $101.3 million, which are available through 2032 to offset future taxable income. The tax benefit of such NOLs are recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined that, based on the recent results of operations of our subsidiaries, it is not more likely than not that future taxable income of the subsidiaries will be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance was increased by approximately $10.2 million, $1.0 million and $14.5 million in 2013, 2012 and 2011, respectively.

A deferred tax asset, or future tax benefit, is recorded based on the amount of non-cash compensation expense recognized in the financial statements for share-based awards. For income tax purposes, a tax deduction equal to the share price on the vesting date of the share-based awards is recognized. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid-in-capital pool ("APIC Pool"). If the amount of future tax deficiencies is greater than the available APIC Pool, then an income tax expense will be recorded in our consolidated statements of operations for the deficiencies in excess of the APIC Pool. As of December 31, 2013, net excess tax benefits of approximately $0.6 million associated with share-based awards for employees in the United Kingdom were recorded as amounts credited to the APIC Pool.

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

(8)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2013 (in thousands):

Year	Amount
2014	$94,777
2015	8,000
2016	8,000
2017	8,000
2018	8,000
Thereafter	8,000
$134,777

The cruise line agreements have specified terms, ranging from one to six years with an average remaining term per ship of approximately two years as of February 1, 2014 (unaudited). Cruise line agreements that expire within one year covered 33 of the 156 ships served by us as of February 1, 2014 (unaudited). These 33 ships accounted for approximately 7.2% of our 2013 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2013, 2012 and 2011, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, Ibero, P&O, Princess and Seabourn cruise lines): 24.4%, 25.7% and 29.9% and Royal Caribbean (including Royal Caribbean, Celebrity (we will cease serving Celebrity ships in the second quarter of 2014), Pullmantur and Azamara cruise lines): 13.9%, 14.8% and 16.7%. These companies, combined, accounted for 128 of the 156 ships served by us as of February 1, 2014. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition. We have separate agreements for each cruise line, even where they are under common ownership with other cruise lines.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the owners of the venues where our land-based spas, schools and Ideal Image centers are located. Our land-based spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our land-based spas and all of our schools and Ideal Image centers, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $35.2 million, $31.6 million and $24.6 million in rental expense under operating leases in 2013, 2012 and 2011, respectively.

Minimum annual commitments under operating leases at December 31, 2013 are as follows (in thousands):

Year	Amount
2014	$27,097
2015	24,199
2016	18,953
2017	15,755
2018	13,739
Thereafter	36,503
$136,246

(c)       Employment and Consulting Agreements -

We have entered into one-year employment agreements, subject to renewal annually for one year, with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $3.8 million, $4.3 million and $2.9 million in compensation expense under these employment agreements in 2013, 2012 and 2011, respectively.

Future minimum annual commitments under our employment agreements at December 31, 2013 are as follows (in thousands):

Year	Amount
2014	$4,101

(d)       Product Supply and Equipment -

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, BlissLabs, Remède, Laboratoire Remède, Mandara Spa, Mandara and Jou brands. Many of our products are produced for us by premier United States and European manufacturers. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could adversely impact our results of operations and financial condition.

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

(f)       Governmental Regulation -

We derive a large portion of our massage and beauty school revenue from students participating in the Title IV Programs. The majority of our students rely on federal student financial assistance received under the Title IV Programs to help pay for the cost of their education. In order to provide eligible students with access to Title IV Program funds, our schools must be eligible to participate in the Title IV Programs. Among other things, in order to participate in the Title IV Programs, each school must be accredited by an accrediting agency recognized by the DOE, legally authorized to provide post-secondary educational programs in the state in which it is physically located, and certified by the DOE as part of an eligible institution. These approvals, accreditations, and certifications must typically be renewed from time to time with the applicable agencies.

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

An institution participating in the Title IV Programs must comply with certain measures of financial responsibility under DOE regulations. Among other things, an institution must achieve an acceptable composite score, which is calculated by combining the results of three separate financial ratios. If an institution's composite score is below the minimum requirement, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under certain "zone alternative" requirements, including additional monitoring procedures and the heightened cash monitoring or the reimbursement methods of payment (the latter method would require the school to cover the costs of a student's enrollment and then seek reimbursement of such costs from the DOE). If an institution's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV Programs and may be subject to zone alternative and other requirements. The DOE measures the financial responsibility of all of our schools based on the composite score of the schools' parent company, Steiner Education Group, Inc., rather than each school individually. We expect the DOE to continue to evaluate the financial responsibility of our schools in the same manner.

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

(9)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease for this new facility. The lessor for this facility is a company which is owned by certain members of the family of our Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense (denominated in U.K. Pound Sterling and converted to U.S. Dollars based on exchange rates then in effect) totaled $0.3 million in each of the three years ended December 31, 2013. Future annual commitments under the lease are $0.3 million for the remaining term of the lease, subject to increases in 2015.

(10)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. For the years ended December 31, 2013, 2012 and 2011, the aggregate contribution to the plan was $1.1 million, $1.1 million and $1.0 million, respectively.

(11)       CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation Adjustments
	2013	2012
Accumulated comprehensive loss at beginning of the year	$(1,946)	$(3,594)
Other comprehensive income before reclassifications	1,688	1,648
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive income	1,688	1,648
Ending balance	$(258)	$(1,946)

All amounts are after tax. Amounts in parenthesis indicate debits.

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

Information about our segments is as follows (in thousands):

	Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Total Assets
2013
Spa Operations	$500,063	$41,337	$10,981	$3,682	$212,176
Products	186,526	21,510	1,809	1,329	192,669
Schools	80,019	3,783	1,057	586	129,517
Laser Hair Removal	132,536	(4,369)	6,610	27,307	316,372
Other	(43,682)	(2,672)	1,602	1,215	(74,421)
	$855,462	$59,589	$22,059	$34,119	$776,313

2012
Spa Operations	$507,326	$42,477	$10,926	$2,977	$210,757
Products	164,714	17,548	1,807	2,213	178,108
Schools	78,365	3,843	1,071	1,563	131,355
Laser Hair Removal	93,591	7,728	3,866	15,408	286,170
Other	(32,515)	(5,824)	1,820	7,622	(58,808)
	$811,481	$65,772	$19,490	$29,783	$747,582

2011
Spa Operations	$497,532	$40,903	$10,870	$7,603	$221,524
Products	154,779	10,176	1,703	2,878	176,703
Schools	67,527	11,152	990	486	131,179
Laser Hair Removal	12,104	1,739	516	1,756	263,429
Other	(30,310)	(4,257)	1,718	837	(80,406)
	$701,632	$59,713	$15,797	$13,560	$712,429

Included in Spa Operations, Products, Laser Hair Removal and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $58.4 million, respectively, as of December 31, 2013 and December 31, 2012.

Products segment revenues excluding intercompany transactions was $141.0 million, $129.9 million and $122.3 million for the years ended December 2013, 2012 and 2011, respectively.

(13)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the countries in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
United States	$348,794	$303,213	$206,110
United Kingdom	75,203	69,804	66,055
Not connected to a country	401,653	404,596	395,743
Other	29,812	33,868	33,724
Total	$855,462	$811,481	$701,632

	December 31,
	2013	2012
Property and Equipment, net
United States	$90,709	$75,156
United Kingdom	6,189	6,568
Not connected to a country	2,431	1,505
Other	15,395	17,316
Total	$114,724	$100,545

(14)       UNAUDITED QUARTERLY DATA (in thousands, except per share data):

	Fiscal Year 2013				Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$212,014	$207,653	$214,831	$220,964	$198,533	$197,481	$204,388	$211,079
Gross profit	$50,223	$45,553	$44,316	$46,129	$45,642	$45,713	$41,203	$47,318
Administrative, salary and payroll taxes	$34,449	$30,614	$30,059	$31,510	$27,914	$28,702	$25,414	$32,074
Net income	$12,740	$12,292	$11,452	$12,955	$14,570	$14,071	$12,626	$11,835
Basic earnings per share	$0.87	$0.84	$0.78	$0.88	$0.96	$0.93	$0.86	$0.81
Diluted earnings per share	$0.86	$0.83	$0.77	$0.88	$0.95	$0.92	$0.85	$0.81

As a Percentage of Revenues:
Gross profit	23.7%	21.9%	20.6%	20.9%	23.0%	23.1%	20.2%	22.4%
Administrative, salary and payroll taxes	16.2%	14.7%	14.0%	14.3%	14.1%	14.5%	12.4%	15.2%
Net income	6.0%	5.9%	5.3%	5.9%	7.3%	7.1%	6.2%	5.6%