Form 10-Q
period 2014-03-31
STEINER LEISURE Ltd
filed 2014-05-09
CIK 1018946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [X]  Yes    [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         [X]  Yes         [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 29, 2014, the registrant had 14,703,078 common shares, par value (U.S.) $.01 per share, outstanding.

STEINER LEISURE LIMITED

 PART I - FINANCIAL INFORMATION

 Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,377	$75,252
Accounts receivable, net	53,444	53,105
Accounts receivable - students, net	24,546	15,665
Inventories	61,117	60,487
Prepaid expenses and other current assets	16,335	15,395
Total current assets	217,819	219,904
PROPERTY AND EQUIPMENT, net	111,251	114,724
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	88,188	88,414
Deferred financing costs, net	3,060	3,317
Deferred customer acquisition costs	10,455	11,033
Other	11,378	10,690
Total other assets	113,081	113,454
Total assets	$770,382	$776,313
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,323	$23,613
Accrued expenses	39,824	52,999
Current portion of deferred rent	1,005	1,113
Current portion of deferred tuition revenue	27,644	20,037
Current portion of deferred revenue	97,014	99,266
Gift certificate liability	15,607	16,448
Income taxes payable	1,789	1,687
Total current liabilities	199,206	215,163
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	39,882	39,012
Long-term debt	93,139	93,139
Long-term deferred rent	16,715	16,513
Long-term deferred tuition revenue	574	388
Long-term deferred revenue	10,779	11,029
Total non-current liabilities	161,089	160,081
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none Issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 24,033 shares issued in 2014 and 23,982 shares issued in 2013	240	240
Additional paid-in capital	191,093	188,541
Accumulated other comprehensive loss	(260)	(258)
Retained earnings	539,356	531,995
Treasury shares, at cost, 9,332 shares in 2014 and 9,312 shares in 2013	(320,342)	(319,449)
Total shareholders' equity	410,087	401,069
Total liabilities and shareholders' equity	$770,382	$776,313

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Services	$155,294	$151,312
Products	61,442	60,702
Total revenues	216,736	212,014
COST OF REVENUES:
Cost of services	129,257	121,114
Cost of products	42,568	40,677
Total cost of revenues	171,825	161,791
Gross profit	44,911	50,223
OPERATING EXPENSES:
Administrative	14,912	14,812
Salary and payroll taxes	20,438	19,637
Total operating expenses	35,350	34,449
Income from operations	9,561	15,774
OTHER INCOME (EXPENSE), NET:
Interest expense	(756)	(1,419)
Other income	143	144
Total other income (expense), net	(613)	(1,275)
Income before provision for income taxes	8,948	14,499
PROVISION FOR INCOME TAXES	1,587	1,759
Net income	$7,361	$12,740
INCOME PER SHARE:
Basic	$0.50	$0.87
Diluted	$0.50	$0.86

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$7,361	$12,740
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2)	(1,255)
Total other comprehensive loss, net of tax	(2)	(1,255)
Comprehensive income	$7,359	$11,485

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,361	$12,740
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,867	5,158
Stock-based compensation	2,550	2,407
Provision for doubtful accounts	1,979	866
Deferred income tax provision	870	870

Changes in:
Accounts receivable	(10,994)	(3,473)
Inventories	(480)	(5,278)
Prepaid expenses and other current assets	(923)	(2,205)
Other assets	(110)	(790)
Accounts payable	(7,337)	1,957
Accrued expenses	(13,134)	(4,122)
Deferred tuition revenue	7,793	6,053
Deferred revenue	(2,502)	4,996
Deferred rent	94	84
Gift certificate liability	(851)	(935)
Net cash (used in) provided by operating activities	(9,817)	18,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,064)	(3,792)
Net cash used in investing activities	(2,064)	(3,792)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(893)	$(2,554)
Payments for long-term debt	--	(16,188)
Net cash used in financing activities	(893)	(18,742)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(101)	788
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,875)	(3,418)
CASH AND CASH EQUIVALENTS,
Beginning of period	75,252	75,028
CASH AND CASH EQUIVALENTS,
End of period	$62,377	$71,610
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$497	$1,052

Income taxes	$823	$1,112

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

(1)           BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). The December 31, 2013 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2013 audited Consolidated Balance Sheet included in our 2013 Annual Report.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable-students, student notes receivable, and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite - lived intangible assets and property and equipment gift certificate breakage revenue, the assumptions related to the determination of share based compensation, and for Ideal Image Development, Inc ("Ideal Image") laser hair removal center ("Center") sales and related deferred customer acquisition costs, the determination of the average number of treatments provided, and the allocation of arrangement consideration between services and products for treatment packages that include our products.

(2)          ORGANIZATION:

Steiner Leisure Limited is a worldwide provider and innovator in the fields of beauty, wellness and education. Steiner Leisure was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels (referenced collectively below as "hotels"), luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

(3)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2013 Annual Report. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2014, unless otherwise described below.

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

(b)      Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Finished goods	$56,643	$54,403
Raw materials	4,474	6,084
	$61,117	$60,487

(c)      Income Taxes

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

(d)     Translation of Foreign Currencies

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $0.4 million and ($1.7 million) for the three months ended March 31, 2014 and 2013, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.1 million) and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013

Net income	$7,361	$12,740

Weighted average shares outstanding used in calculating basic earnings per share	14,681	14,647
Dilutive common share equivalents	87	111
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,768	14,758

Income per common share:
Basic	$0.50	$0.87

Diluted	$0.50	$0.86

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti- dilutive	157	7

No options were exercised during the three months ended March 31, 2014 and 2013, respectively.

(f)      Stock-Based Compensation

No stock-based awards were granted during the three months ended March 31, 2014. The Company granted approximately 20,000 restricted share units during the three months ended March 31, 2013.

(g)     Recent Accounting Pronouncements

In April 2014, amended guidance was issued changing the requirements for reporting discontinued operations and enhancing the disclosures in this area. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance will be effective prospectively for our interim and annual reporting periods beginning after December 15, 2014. The guidance will impact the reporting and disclosures of future disposals, if any.

(h)      Fair Value Measurements

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

We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2014, or 2013.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair value of our term loan was estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair value of the term loan was determined using applicable interest rates as of March 31, 2014 and December 31, 2013 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

(i)      Concentrations of Credit Risk

A roll-forward of the allowance for doubtful accounts for student notes receivables at March 31, 2014 is as follows (in thousands):

Balance at beginning of period	$3,999
Provision	780
Write-offs	(551)
Balance at end of period	$4,228

As of March 31, 2014, the delinquency status of gross notes receivable was as follows (in thousands):

Current			$3,469
1	-	30	271
31	-	60	589
61	-	90	205
91+			920
			$5,454

(j)      Seasonality

A significant portion of our revenues are generated from our cruise ship spa operations. Certain cruise lines, and, as a result, Steiner Leisure, has experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, generally, the third quarter and holiday periods result in the highest revenue yields for us. Historically, the revenues of Ideal Image were weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. Our product sales are strongest in the third and fourth quarters as a result of the December holiday shopping period.

(4)           COMMITMENTS AND CONTINGENCIES:

(a)      Legal Proceedings

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our 2013 Annual Report.

(5)           SHAREHOLDERS' EQUITY:

On February 27, 2013, the Board of Steiner Leisure approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2008 was terminated. During the three months ended March 31, 2014 and 2013, respectively, we purchased approximately 20,000 and 55,000 shares, with a value of approximately $0.9 million and $2.6 million, respectively. Of those shares purchased, 20,000 and 7,000 shares for the three months ended March 31, 2014 and 2013, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(6)           CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation Adjustments
	2014	2013
Accumulated comprehensive loss at beginning of the year	$(258)	$(1,946)
Other comprehensive income before reclassifications	(2)	(1,255)
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive loss	(2)	(1,255)
Ending balance	$(260)	$(3,201)

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

We operate in four reportable segments: (1) Spa Operations, which sells spa services and beauty products onboard cruise ships, on land at hotels and at day spas; (2) Products, which sells a variety of high quality beauty products to third parties through channels other than those above; (3) Schools, which offers programs in massage therapy and skin care; and (4) Laser Hair Removal, which sells laser hair removal and other services and certain of our products. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Spa Operations	$125,834	$130,403
Products	42,201	42,382
Schools	19,664	19,860
Laser Hair Removal	38,814	31,692
Other	(9,777)	(12,323)
Total	$216,736	$212,014
Income from Operations:
Spa Operations	$10,147	$11,862
Products	2,420	3,766
Schools	(116)	1,122
Laser Hair Removal	(1,109)	3,714
Other	(1,781)	(4,690)
Total	$9,561	$15,774

	March 31, 2014	December 31, 2013
Identifiable Assets:
Spa Operations	$209,178	$212,176
Products	197,781	192,669
Schools	125,809	129,517
Laser Hair Removal	315,157	316,372
Other	(77,543)	(74,421)
Total	$770,382	$776,313

Included in Spa Operations, Products, Laser Hair Removal and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $58.4 million, respectively, as of March 31, 2014 and December 31, 2013.

Products segment revenues excluding intercompany transactions were $32.0 million and $30.0 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

(8)           GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$91,122	$84,239
United Kingdom	16,242	15,085
Not connected to a country	101,576	104,156
Other	7,796	8,534
Total	$216,736	$212,014

	March 31, 2014	December 31, 2013
Property and Equipment, net:
United States	$87,916	$90,709
United Kingdom	6,117	6,189
Not connected to a country	2,382	2,431
Other	14,836	15,395
Total	$111,251	$114,724

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

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis, Bliss and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965, which is administered by the U.S. Department of Education (the “DOE”). We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, have adversely affected our Schools segment's enrollments and continue to adversely affect that segment’s enrollment and our results of operations.

Through our Laser Hair Removal segment, we offer a non-invasive procedure for the removal of unwanted facial and body hair and other services in a clinical setting. Ideal Image is a leader in the growing consumer healthcare category of laser hair removal. Ideal Image is subject to regulation in the states in which its facilities are located, related to, among other things, corporate entities such as Ideal Image "practicing medicine" and to the provision of the laser hair removal services.

We are evaluating whether to continue to expand our Laser Hair Removal segment. If we decide to expand this segment, the Centers will either be company-owned or physician-owned, depending on the applicable regulations in the jurisdiction in which the respective Center will be opened. In connection with the opening of any new Center, we incur expenses, among other things, for leasehold improvements, marketing and training of new personnel. Accordingly, even new Centers that are successful do not become cash flow positive until several months after opening.

Even after a new Center becomes cash flow positive, however, under applicable US GAAP rules, it takes an additional period of time for the positive cash flow (assuming the Center is successful) to be reflected in the operating income of the segment with respect to that Center. This is primarily because the services for which payments are received are not fully performed for a period of several months after all payments have been received and revenue cannot be recognized until the related treatment is performed. Accordingly, operating income of the Laser Hair Removal segment trails behind the related cash flow of the segment. This applies to both new Centers and existing Centers. To the extent that more new Centers are opened, and, therefore, each new Center becomes a smaller portion of the segment as a whole, the trailing of operating income behind the related cash flows will decline because established Centers typically have a regular base of customers and receive new customers at a more regular rate than newly opened Centers and, therefore, have a stronger revenue base than new Centers.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. While economic conditions have shown some improvement, a number of countries and business sectors continue to experience adverse economic conditions. The impact on consumers of periodic increases in fuel costs has added to the continuation of this economic adversity.

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

The cruise industry also is subject to risks specific to that industry. Among other things, the highly publicized January 2012 accident involving the Costa Concordia adversely affected cruise ship bookings in 2012 and the highly publicized February 2013 Carnival Triumph fire and other mishaps involving cruise vessels adversely affected cruise ship bookings in 2013. This has adversely affected us because cruise lines are discounting fares in order to attract passengers, which has resulted in an increased number of passengers who are less likely to spend in our spas. Publicity regarding other adverse occurrences onboard cruise ships also could adversely affect cruise ship bookings.

Despite the general historic trend of growth in the volume of cruise passengers, in 2014 and future years, the economic environment worldwide could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant and/or continuing decrease in passenger volume and/or discounting of fares could have a material adverse effect on our results of operations and financial condition.

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

Laser Hair Removal. With respect to our Ideal Image centers, we measure performance primarily through revenue.

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

Our critical accounting policies are included in our 2013 Annual Report. We believe that there have been no significant changes during the quarter ended March 31, 2014 to the critical accounting policies disclosed in our 2013 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(g) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Services	71.7%	71.4%
Products	28.3	28.6
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	59.6	57.1
Cost of products	19.7	19.2
Total cost of revenues	79.3	76.3
Gross profit	20.7	23.7
Operating expenses:
Administrative	6.9	7.0
Salary and payroll taxes	9.4	9.3
Total operating expenses	16.3	16.3
Income from operations	4.4	7.4
Other income (expense), net:
Interest expense	(0.4)	(0.7)
Other income	0.1	0.1
Total other income (expense), net	(0.3)	(0.6)
Income before provision for income taxes	4.1	6.8
Provision for income taxes	0.7	0.8
Net income	3.4%	6.0%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended March 31,		% Change
Revenue:	2014	2013
Spa Operations	$125,834	$130,403	(3.5%)
Products	42,201	42,382	(0.4%)
Schools	19,664	19,860	(1.0%)
Laser Hair Removal	38,814	31,692	22.5%
Other	(9,777)	(12,323)	N/A
Total	$216,736	$212,014	2.2%

Total revenues increased approximately 2.2%, or $4.7 million, to $216.7 million in the first quarter of 2014 from $212.0 million in the first quarter of 2013. Of this increase, $4.0 million was attributable to an increase in services revenues and $0.7 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 3.5%, or $4.6 million, to $125.8 million in the first quarter of 2014 from $130.4 million in the first quarter of 2013. Average weekly revenues for our land-based spas decreased 4.4% to $29,051 in the first quarter of 2014 from $30,373 in the first quarter of 2013. We had an average of 2,766 shipboard staff members in service in the first quarter of 2014, compared to an average of 2,688 shipboard staff members in service in the first quarter of 2013. Revenues per shipboard staff per day decreased by 5.3% to $408 in the first quarter of 2014 from $431 in the first quarter of 2013. Average weekly revenues for our shipboard spas decreased by 2.8% to $51,398 in the first quarter of 2014 from $52,852 in the first quarter of 2013. The decreases in revenues and the key performance indicators referenced above were primarily attributable to the disruptions caused by the transition off of the Celebrity ships, which we will cease serving in the second quarter of 2014, bad weather conditions which impacted our land-based spas located in the Northeastern part of the U.S. and increased discounting of our land-based spas to offset promotions from our competitors, resulting in a significant number of customers who spent less money at our spas.

Products Revenues. Product segment revenues decreased approximately 0.4% or $0.2 million to $42.2 million in the first quarter of 2014 from $42.4 million in the first quarter of 2013. Excluding intercompany product sales, product revenues increased $2.0 million to $32.0 million for the three months ended March 31, 2014 from $30.0 million in the three months ended March 31, 2013. This increase was primarily attributable to increased sales of new products through third party retail channels.

Schools Revenues. Schools segment revenues decreased approximately 1.0%, or $0.2 million to $19.7 million in the first quarter of 2014 from $19.9 million in the first quarter of 2013. This decrease in revenues was primarily attributable to decreased student populations. The decrease in student populations was primarily attributable to fewer enrollments.

Laser Hair Removal Revenues. The increase in revenues was primarily attributable to the opening of 29 new Centers in 2013.

Cost of Services

Cost of services increased $8.2 million to $129.3 million in the first quarter of 2014 from $121.1 million in the first quarter of 2013. Cost of services as a percentage of services revenues increased to 83.2% in the first quarter of 2014 from 80.0% in the first quarter of 2013. This increase was primarily due to the weaker performances of our Schools and Laser Hair Removal segments, where our costs have increased.

Cost of Products

Cost of products increased $1.9 million to $42.6 million in the first quarter of 2014 from $40.7 million in the first quarter of 2013. Cost of products as a percentage of products revenue increased to 69.3% in the first quarter of 2013 from 67.0% in the first quarter of 2013. These increases were primarily attributable to higher margin products that were sold in the first quarter of 2013 compared to the first quarter of 2014 due to a weaker retail environment in the U.S. in the first quarter of 2014 and, to some extent, bad weather conditions.

Operating Expenses

Operating expenses increased $0.9 million to $35.3 million in the first quarter of 2014 from $34.4 million in the first quarter of 2013. Operating expenses as a percentage of revenues were flat at 16.3% in the first quarter of 2014 and 2013. Excluding the impact of foreign exchange, operating expenses would have increased by $2.9 million. This increase is primarily attributable to the costs incurred to open 29 new Centers in 2013 and increased marketing costs incurred to support 2014 sales initiatives.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2014 and 2013, respectively, was as follows (in thousands):

	For the Three Months Ended March 31,		% Change
Income from Operations:	2014	2013
Spa Operations	$10,147	$11,862	(14.5%)
Products	2,420	3,766	(35.7%)
Schools	(116)	1,122	(110.3%)
Laser Hair Removal	(1,109)	3,714	(129.9%)
Other	(1,781)	(4,690)	N/A
Total	$9,561	$15,774	(39.4%)

The decrease in operating income in the Spa Operations segment was primarily attributable to the disruptions caused by the transition off of the Celebrity ships, bad weather conditions, and additional discounting, which led to lower revenues at our spas. The decrease in operating income in the Products segment was primarily attributable to a weaker retail environment in the U.S. and bad weather conditions. The decrease in the operating income in the Schools segment was primarily attributable to lower student populations. The decrease in student populations was primarily attributable to lower enrollments. The decrease in operating income in the Laser Hair Removal segment was primarily attributable to the opening of 29 new Centers in 2013 and the weaker performance of most of the Centers compared to the first quarter of 2013.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to decreased interest expense due to the prior payments made on our term loan.

Provision for Income Taxes

Provision for income taxes decreased $0.2 million to expense of $1.6 million in the first quarter of 2014 from expense of $1.8 million in the first quarter of 2013, respectively. Provision for income taxes reflected an overall effective rate of 17.7% in the first quarter of 2014 and 12.1% in the first quarter of 2013. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the first quarter of 2014 than such income represented in the first quarter of 2013.

NET INCOME

Net income was $7.4 million in the first quarter of 2014 compared to $12.7 million in the first quarter of 2013. This decrease was primarily attributable to a decline in operating income in all of our segments, as discussed in more detail above.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2014, net cash (used in) provided by operating activities was approximately ($9.8 million) compared with $18.3 million for the three months ended March 31, 2013. This change was attributable to decreases in net income and in a number of working capital changes.

During the three months ended March 31, 2014, cash used in investing activities was $2.1 million compared with $3.8 million for the three months ended March 31, 2013. This decrease was primarily attributable to a decline in capital expenditures.

During the three months ended March 31, 2014, cash used in financing activities was $0.9 million compared with $18.7 million for the three months ended March 31, 2013. This decrease in cash used in financing activities was primarily attributable to payments on our long-term debt in the three months ended March 31, 2013 that were not made during the three months ended March 31, 2014 because of prior pre-payments.

Steiner Leisure had working capital of approximately $18.6 million at March 31, 2014, compared to working capital of approximately $4.7 million at December 31, 2013.

In February 2013, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the three months ended March 31, 2014 and 2013, respectively, we purchased approximately 20,000 and 55,000 shares, with a value of approximately $0.9 million and $2.6 million, respectively. Of those shares purchased, 20,000 and 7,000 shares for the three months ended March 31, 2014 and 2013, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

For the remainder of 2014, we do not plan on opening any new Centers.

Financing Activities

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

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in recent years. Continuance of the more severe aspects of the recent adverse economic conditions, as well as continued fuel price increases, in North America and elsewhere, could have a material adverse effect on our results of operations and financial condition during the period of such continuance. Continued weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

There were no material changes during the first quarter of 2014 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 through January 31, 2014	--	$--	--	$93,306,111

February 1, 2014 through February 28, 2014	20,188	44.26	--	93,306,111

March 1, 2014 through March 31, 2014	--	--	--	93,306,111

Total	20,188	$44.26	--	$93,306,111

(1)   During the first quarter, no shares were purchased through the Company's only repurchase plan, which was approved on February 27, 2013 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $6,693,889 of our common shares have been purchased to date. The total number of shares purchased during February 2014 were repurchases of shares surrendered by our employees in connection with the vesting of restricted share units, which shares were used by us to satisfy payment of the federal income tax withholding obligations of those employees.

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

Dated: May 9, 2014	STEINER LEISURE LIMITED
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