Form 10-Q
period 2014-06-30
STEINER LEISURE Ltd
filed 2014-08-11
CIK 1018946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ To ________________

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

On August 4, 2014, the registrant had 13,968,787 common shares, par value (U.S.) $.01 per share, outstanding.

STEINER LEISURE LIMITED

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,214	$75,252
Accounts receivable, net	48,338	53,105
Accounts receivable - students, net	19,169	15,665
Inventories	59,255	60,487
Prepaid expenses and other current assets	18,980	15,395
Total current assets	190,956	219,904
PROPERTY AND EQUIPMENT, net	114,114	114,724
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	87,950	88,414
Deferred financing costs, net	2,860	3,317
Deferred customer acquisition costs	9,926	11,033
Other	17,537	10,690
Total other assets	118,273	113,454
Total assets	$751,574	$776,313
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,266	$23,613
Accrued expenses	42,962	52,999
Current portion of deferred rent	993	1,113
Current portion of deferred tuition revenue	22,119	20,037
Current portion of deferred revenue	93,711	99,266
Gift certificate liability	15,402	16,448
Income taxes payable	1,731	1,687
Total current liabilities	197,184	215,163
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	40,752	39,012
Long-term debt	93,081	93,139
Long-term deferred rent	16,546	16,513
Long-term deferred tuition revenue	700	388
Long-term deferred revenue	10,412	11,029
Total non-current liabilities	161,491	160,081
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none Issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 24,047 shares issued in 2014 and 23,982 shares issued in 2013	240	240
Additional paid-in capital	193,631	188,541
Accumulated other comprehensive gain (loss)	341	(258)
Retained earnings	547,639	531,995
Treasury shares, at cost, 10,042 shares in 2014 and 9,312 shares in 2013	(348,952)	(319,449)
Total shareholders' equity	392,899	401,069
Total liabilities and shareholders' equity	$751,574	$776,313

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Services	$146,415	$145,000	$301,709	$296,312
Products	62,848	62,653	124,290	123,355
Total revenues	209,263	207,653	425,999	419,667
COST OF REVENUES:
Cost of services	122,837	120,093	252,094	241,207
Cost of products	41,722	42,007	84,290	82,684
Total cost of revenues	164,559	162,100	336,384	323,891
Gross profit	44,704	45,553	89,615	95,776
OPERATING EXPENSES:
Administrative	14,466	12,329	29,378	27,141
Salary and payroll taxes	19,905	18,285	40,343	37,922
Total operating expenses	34,371	30,614	69,721	65,063
Income from operations	10,333	14,939	19,894	30,713
OTHER INCOME (EXPENSE), NET:
Interest expense	(697)	(1,137)	(1,453)	(2,556)
Other income	326	159	469	303
Total other income (expense), net	(371)	(978)	(984)	(2,253)
Income before provision for income taxes	9,962	13,961	18,910	28,460
PROVISION FOR INCOME TAXES	1,679	1,669	3,266	3,428
Net income	$8,283	$12,292	$15,644	$25,032
INCOME PER SHARE:
Basic	$0.57	$0.84	$1.07	$1.71
Diluted	$0.57	$0.83	$1.07	$1.69

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$8,283	$12,292	$15,644	$25,032
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	601	(40)	599	(1,295)
Total other comprehensive income (loss), net of taxes	601	(40)	599	(1,295)
Comprehensive income	$8,884	$12,252	$16,243	$23,737

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,644	$25,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,975	9,957
Stock-based compensation	5,025	4,807
Provision for doubtful accounts	4,094	1,854
Deferred income tax provision	1,740	1,740

Changes in:
Accounts receivable	(1,991)	(1,301)
Inventories	1,747	(6,151)
Prepaid expenses and other current assets	(3,516)	(585)
Other assets	(5,739)	(3,293)
Accounts payable	(3,487)	4,429
Accrued expenses	(10,220)	2,517
Deferred tuition revenue	2,394	381
Deferred revenue	(6,172)	12,475
Deferred rent	(87)	248
Gift certificate liability	(1,080)	(1,247)
Net cash provided by operating activities	10,327	50,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,015)	(12,338)
Net cash used in investing activities	(10,015)	(12,338)

 (Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(29,503)	$(2,601)
Proceeds from long-term debt	3,000	--
Payments for long-term debt	(3,058)	(29,246)
Payments of debt issuance costs	--	(352)
Proceeds from share option exercises	63	875
Net cash used in financing activities	(29,498)	(31,324)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(852)	717
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,038)	7,918
CASH AND CASH EQUIVALENTS, Beginning of period	75,252	75,028
CASH AND CASH EQUIVALENTS, End of period	$45,214	$82,946
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$977	$1,908

Income taxes	$1,537	$1,729

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). The December 31, 2013 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2013 audited Consolidated Balance Sheet included in our 2013 Annual Report.

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable-students, student notes receivable, and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite-lived intangible assets and property and equipment, gift certificate breakage revenue, the assumptions related to the determination of share based compensation, and for Ideal Image Development, Inc. (“Ideal Image”) laser hair removal center (“Center”) sales and related deferred customer acquisition costs, the determination of the average number of treatments provided, and the allocation of arrangement consideration between services and products for treatment packages that include our products.

(2)	ORGANIZATION:

Steiner Leisure Limited is a worldwide provider and innovator in the fields of beauty, wellness and education. Steiner Leisure was incorporated in the Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels (referenced collectively below as “hotels”), luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image centers, we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2013 Annual Report. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2014, unless otherwise described below.

(a)	Principles of Consolidation and Basis of Presentation

We hold variable interests in physician-owned entities that provide medical services to our Ideal Image centers’ (the "Centers") guests. These entities were set up for regulatory compliance purposes. We bear the benefits and risks of loss from operating those entities through contractual agreements. Our consolidated financial statements include the operating results of those entities. The assets and liabilities of these entities are not material to the consolidated balance sheets.

(b)	Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Finished goods	$53,211	$54,403
Raw materials	6,044	6,084
	$59,255	$60,487

(c)	Income Taxes

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Gain (Loss) caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $0.4 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.7 million and ($1.5 million) for the six months ended June 30, 2014 and 2013, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.3 million) and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and approximately ($0.4 million) and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$8,283	$12,292	$15,644	$25,032

Weighted average shares outstanding used in calculating basic earnings per share	14,454	14,635	14,567	14,641
Dilutive common share equivalents	84	173	86	142
Weighted average common and common share equivalents used in calculating diluted earnings per share	14,538	14,808	14,653	14,783

Income per common share:
Basic	$0.57	$0.84	$1.07	$1.71

Diluted	$0.57	$0.83	$1.07	$1.69

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	182	2	158	4

The Company issued approximately 3,000 and 23,000 of its common shares upon the exercise of share options during the three and six months ended June 30, 2014 and 2013, respectively.

(f)	Stock-Based Compensation

The Company granted approximately 12,000 and 10,000 restricted share units during the three months ended June 30, 2014 and 2013, respectively, and 12,000 and 30,000 restricted share units during the six months ended June 30, 2014 and 2013, respectively.

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

In May 2014, amended guidance was issued to clarify the principles used to recognize revenue for all entities. The guidance is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in the prior accounting guidance. This guidance must be applied using one of two retrospective application methods and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this newly issued guidance on our consolidated financial statements.

(h)	Fair Value Measurements

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

We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2014, or 2013.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair value of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair value of the term and revolving loans was determined using applicable interest rates as of June 30, 2014 and December 31, 2013 and approximates the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

(i)	Concentrations of Credit Risk

A roll-forward of the allowance for doubtful accounts for student notes receivables for the six months ended June 30, 2014 is as follows (in thousands):

Balance at beginning of period	$3,999
Provision	1,737
Write-offs	(1,952)
Balance at end of period	$3,784

As of June 30, 2014, the delinquency status of gross notes receivable was as follows (in thousands):

Current	$3,736
1-30	533
31-60	575
61-90	203
91+	192
$5,239

(j)	Seasonality

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

(b)	Government Regulation - Schools

We have obtained accreditation and state approvals for the Arlington, Texas campus of our schools and applied for approval of U.S. Department of Education (the “DOE”) for the campus to participate in the student financial programs authorized by Title IV of the Higher Education Act of 1965 (the “Title IV Programs”), which are administered by the DOE. Accordingly, while that campus is open and operational, the campus is not eligible to participate in the Title IV Programs. In order to be so eligible, that campus must, among other things, meet DOE requirements for being considered “legally authorized” in the State of Texas, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 at “Regulation – Schools – State Authorization Agencies.” If the DOE determines that a state agency’s approval does not comply with DOE requirements, the DOE has established a process under which the effective date of the requirements will be extended through July 1, 2015 if the state provides an explanation of how an additional one-year extension will permit the state to finalize its procedures so that the approvals provided to institutions comply with state authorization requirements and requests such extension. The DOE notified us on August 4, 2014 that it had denied the application for DOE approval of the Arlington campus to participate in the Title IV programs based on the conclusion that documentation of the authorization from the Texas Department of State Health Services (“DSHS”) was insufficient to demonstrate compliance with DOE requirements and based on the documentation from DSHS not containing the required explanation or extension request as referenced above. We intend to request the DOE to reconsider its determination and also are communicating with DSHS about requesting an extension and providing additional information addressing DOE’s stated concerns with the DSHS authorization. If DOE rejects our request for reconsideration of its determination and if DSHS refuses to request, or DOE refuses to grant an extension, we will continue to be unable to disburse Title IV funds to students enrolled at the campus and this would have a material adverse effect on our business, results of operations and financial condition.

We also have two other campuses in Texas (Dallas and Houston) that the DOE previously approved for Title IV participation in 2011 and in 2012, respectively, and that are scheduled to apply to the DOE in the fourth quarter of 2014 for recertification to continue to participate in the Title IV Programs. Those two campuses, together with the Arlington campus, represent 11% of the total student population of our schools. If the DOE refuses to recognize the DSHS approval of those programs and does not grant an extension of the state authorization regulation, the DOE could refuse to recertify our Dallas and Houston campuses for continued Title IV participation, and could attempt to seek repayment of federal aid funds disbursed to students at these campuses notwithstanding its prior approval of these campuses, which would have a material adverse effect on our business, results of operations and financial condition.

(5)	SHAREHOLDERS' EQUITY:

On February 27, 2013, the Board of Directors (the “Board”) of Steiner Leisure approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2008 was terminated. During the six months ended June 30, 2014 and 2013, respectively, we purchased approximately 730,000 and 56,000 shares, with a value of approximately $29.5 million and $2.6 million, respectively. Of those shares purchased, 20,000 and 7,000 shares for the six months ended June 30, 2014 and 2013, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(6)	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS):

The following table presents the changes in accumulated other comprehensive gain (loss) by component for the six months ended June 30, 2014 and 2013 (in thousands):

	Foreign Currency Translation Adjustments
	2014	2013
Accumulated comprehensive loss at beginning of the year	$(258)	$(1,946)
Other comprehensive income before reclassifications	599	(1,295)
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive gain (loss)	599	(1,295)
Ending balance	$341	$(3,241)

All amounts are after tax. Amounts in parentheses indicate debits.

(7)	SEGMENT INFORMATION:

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Spa Operations	$105,930	$121,265	$231,764	$251,668
Products	53,685	45,207	95,886	87,589
Schools	19,050	19,320	38,714	39,180
Laser Hair Removal	39,074	33,067	77,888	64,759
Other	(8,476)	(11,206)	(18,253)	(23,529)
Total	$209,263	$207,653	$425,999	$419,667
Income from Operations:
Spa Operations	$8,128	$9,217	$18,275	$21,079
Products	3,775	4,074	6,195	7,840
Schools	(235)	656	(351)	1,778
Laser Hair Removal	(1,544)	793	(2,653)	4,507
Other	209	199	(1,572)	(4,491)
Total	$10,333	$14,939	$19,894	$30,713

	June 30,	December 31,
	2014	2013
Identifiable Assets:
Spa Operations	$198,794	$212,176
Products	201,482	192,669
Schools	113,790	129,517
Laser Hair Removal	323,058	316,372
Other	(85,550)	(74,421)
Total	$751,574	$776,313

Included in Spa Operations, Products, Schools and Laser Hair Removal is goodwill of $51.0 million, $23.7 million, $58.4 million and $195.1 million, respectively, as of June 30, 2014 and December 31, 2013.

Products segment revenues excluding intercompany transactions was $35.1 million and $33.4 million for the three months ended June 30, 2014 and 2013, respectively, and $67.1 million and $63.4 million for the six months ended June 30, 2014 and 2013, respectively.

(8)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
United States	$89,538	$86,791	$180,660	$171,030
United Kingdom	19,744	17,689	35,986	32,773
Not connected to a country	93,062	96,381	194,638	200,537
Other	6,919	6,792	14,715	15,327
Total	$209,263	$207,653	$425,999	$419,667

	June 30,	December 31,
	2014	2013
Property and Equipment, net:
United States	$90,885	$90,709
United Kingdom	6,369	6,189
Not connected to a country	2,302	2,431
Other	14,558	15,395
Total	$114,114	$114,724

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, BlissLabs™, Remède® and Laboratoire Remède® brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through our laser hair removal centers, third party outlets and our catalogs and websites.

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our Schools in the use of our Elemis, Bliss and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965, which is administered by the U.S. Department of Education (the “DOE”). We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, have adversely affected our Schools segment's enrollments and continue to adversely affect that segments enrollment and our results of operations. We are taking steps to address this decline in enrollments through changes in our marketing strategy and tactics. However, we cannot assure you that these efforts will be successful in addressing this matter, and, if they are not successful, our results of operations and financial condition would be adversely affected.

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

Our critical accounting policies are included in our 2013 Annual Report. We believe that there have been no significant changes during the six months ended June 30, 2014 to the critical accounting policies disclosed in our 2013 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(g) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2014	2013	2014	2013
Services	70.0%	69.8%	70.8%	70.6%
Products	30.0	30.2	29.2	29.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	58.7	57.9	59.2	57.5
Cost of products	20.0	20.2	19.8	19.7
Total cost of revenues	78.7	78.1	79.0	77.2
Gross profit	21.3	21.9	21.0	22.8
Operating expenses:
Administrative	6.9	5.9	6.9	6.5
Salary and payroll taxes	9.5	8.8	9.4	9.0
Total operating expenses	16.4	14.7	16.3	15.5
Income from operations	4.9	7.2	4.7	7.3
Other income (expense), net:
Interest expense	(0.3)	(0.6)	(0.3)	(0.6)
Other income	0.2	0.1	0.1	0.1
Total other income (expense), net	(0.1)	(0.5)	(0.2)	(0.5)
Income before provision for income taxes	4.8	6.7	4.5	6.8
Provision for income taxes	0.8	0.8	0.8	0.8
Net income	4.0%	5.9%	3.7%	6.0%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended June 30,		% Change
	2014	2013
Revenue:
Spa Operations	$105,930	$121,265	(12.6%)
Products	53,685	45,207	18.8%
Schools	19,050	19,320	(1.4%)
Laser Hair Removal	39,074	33,067	18.2%
Other	(8,476)	(11,206)	N/A
Total	$209,263	$207,653	0.8%

Total revenues increased approximately 0.8%, or $1.6 million, to $209.3 million in the second quarter of 2014 from $207.7 million in the second quarter of 2013. Of this increase, $1.4 million was attributable to an increase in services revenues and $0.2 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 12.6%, or $15.4 million, to $105.9 million in the second quarter of 2014 from $121.3 million in the second quarter of 2013. Average weekly revenues for our land-based spas decreased 6.4% to $27,084 in the second quarter of 2014 from $28,946 in the second quarter of 2013. We had an average of 2,552 shipboard staff members in service in the second quarter of 2014, compared to an average of 2,675 shipboard staff members in service in the second quarter of 2013. Revenues per shipboard staff per day increased by 1.3% to $401 in the second quarter of 2014 from $396 in the second quarter of 2013. Average weekly revenues for our shipboard spas increased by 2.6% to $49,306 in the second quarter of 2014 from $48,053 in the second quarter of 2013. The decrease in revenues was primarily attributable to the nonrenewal of the Celebrity contract, whose ships we ceased serving in early April 2014. The decrease in average weekly revenues for our land-based spas was due to increased discounting to offset promotions from our competitors.

Products Revenues. Products segment revenues increased approximately 18.8% or $8.5 million to $53.7 million in the second quarter of 2014 from $45.2 million in the second quarter of 2013. Excluding intercompany product sales, products revenues increased $1.7 million to $35.1 million for the three months ended June 30, 2014 from $33.4 in the three months ended June 30, 2013. This increase was primarily attributable to an increase in sales of existing and new products through third party channels in the United Kingdom. This increase was partially offset by a decrease in product sales in North America resulting from increased discounts on our product sales in this region in order to compete with the large number of our industry competitors, including those who offer coupon and other discount programs.

Schools Revenues. Schools segment revenues decreased approximately 1.4%, or $0.3 million to $19.0 million in the second quarter of 2014 from $19.3 million in the second quarter of 2013. This decrease in revenues was primarily attributable to a decrease in student population at our schools in the second quarter of 2014 compared to the second quarter of 2013. Student population during a quarter (or other time period being discussed) is determined by the number of continuing students that are enrolled as of the beginning of the quarter combined with the number of new students that first become enrolled during that quarter, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the quarter. As of December 31, 2013, which would be the starting point for 2014 enrollments, there were 3,719 students enrolled in our schools, a decrease of 188 students compared to the number of students at our schools as of December 31, 2012, the starting point for 2013 enrollments. As of March 31, 2014, which would be the starting point for the enrollments in the second quarter of 2014, 4,665 students were enrolled in our schools, compared to 4,830 students enrolled on March 31, 2013. As of June 30, 2014, 4,283 students were enrolled in our schools compared to 4,379 enrolled in as of June 30, 2013.

We believe that the decline in enrollments was attributable to the less effective performance results of our schools’ recruiting personnel in the fall of 2013 compared to the fall of 2012 which led to a lower population of students as of January 1, 2014. This less effective performance adversely affected the student population at our schools during the second quarter of 2014 compared to the second quarter of 2013.

Laser Hair Removal Revenues. The increase in revenues was primarily attributable to the opening of 29 new Centers in 2013 and the offering of new services, such as skin tightening, tattoo removal and BOTOX® Cosmetic, at our Centers that were not offered in the second quarter of 2013. Currently, we do not plan to open any more new Centers in 2014.

COST OF SERVICES

Cost of services increased $2.7 million to $122.8 million in the second quarter of 2014 from $120.1 million in the second quarter of 2013. Cost of services as a percentage of services revenues increased to 83.9% in the second quarter of 2014 from 82.8% in the second quarter of 2013. This increase was primarily attributable to the increased costs relating to the Centers opened since the end of the second quarter of 2013, such as employee salaries, marketing costs and rent, and exacerbated by lower revenues during the second quarter of 2014 compared to the second quarter of 2013 at the schools which have fixed costs irrespective of revenue.

COST OF PRODUCTS

Cost of products decreased $0.3 million to $41.7 million in the second quarter of 2014 from $42.0 million in the second quarter of 2013. Cost of products as a percentage of products revenue decreased to 66.4% in the second quarter of 2014 from 67.0% in the second quarter of 2013. This decrease was primarily attributable to more higher margin products being sold in the second quarter of 2014 compared to the second quarter of 2013.

OPERATING EXPENSES

Operating expenses increased $3.8 million to $34.4 million in the second quarter of 2014 from $30.6 million in the second quarter of 2013. Operating expenses as a percentage of revenues increased to 16.4% in the second quarter of 2014 from 14.7% in the second quarter of 2013. This increase was primarily attributable to increased marketing costs incurred to support 2014 sales initiatives and higher bad debt expense due to the expansion of in-house loan programs at our Schools and Laser Hair Removal segments.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations of our reportable segments for the three months ended June 30, 2014 and 2013, respectively, was as follows (in thousands):

	For the Three Months Ended June 30,		% Change
Income (loss) from Operations:	2014	2013
Spa Operations	$8,128	$9,217	(11.8%)
Products	3,775	4,074	(7.3%)
Schools	(235)	656	(135.8%)
Laser Hair Removal	(1,544)	793	(294.7%)
Other	209	199	N/A
Total	$10,333	$14,939	(30.8%)

The decrease in operating income (loss) in the Spa Operations segment was primarily attributable to the non-renewal of the Celebrity contract and increased discounting at our land-based spas, which led to lower revenues at those spas. The income from operations for the Products Segment decreased due to the decrease in product sales in North America resulting from increased discounts on our product sales in this region in order to compete with the large number of industry competitors, including those who offer coupon and other discount programs.

The decrease in operating income from the Schools segment was primarily attributable to lower student population, which results in lower revenues and, commensurately, lower operating income. Our Schools have a fixed cost of operations and accordingly, decreases in student population will result in a decrease in operating income. In addition, as a result of fewer students qualifying for government loans for their education at our schools as a result of regulatory changes that went into effect several years ago, we now offer significantly more in-house loans to students than we did when there were more government loans available. As a result, in the second quarter of 2014 we incurred greater bad debt expense than in the second quarter of 2013 associated with the increased amount of in-house loans.

The decrease in operating income in the Laser Hair Removal segment during the second quarter of 2014 compared to the second quarter of 2013, notwithstanding the increase in revenues in that segment, was primarily attributable to the increased costs related to: greater Ideal Image corporate overhead expense resulting from the need to manage a greater number of Centers, marketing expenses incurred in an effort to generate increased customer lead flow and depreciation expense due to the increased amount of property and equipment needed for new Centers and new services.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower interest expense due to the additional payments made on our term loan.

PROVISION FOR INCOME TAXES

Provision for income taxes was flat in the second quarter of 2014 and 2013, respectively. Provision for income taxes reflected an overall effective rate of 16.9% in the second quarter of 2014 compared to an overall effective rate of 12.0% in the second quarter of 2013. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the second quarter of 2014 than such income represented in the second quarter of 2013.

NET INCOME

Net income was $8.3 million in the second quarter of 2014 compared to $12.3 million in the second quarter of 2013. This decrease was primarily attributed to a decline in operating income in all of our segments, as discussed in more detail above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2014 and 2013, respectively, were as follows (in thousands):

	Six Months Ended June 30,		% Change
Revenue:	2014	2013
Spa Operations	$231,764	$251,668	(7.9%)
Products	95,886	87,589	9.5%
Schools	38,714	39,180	(1.2%)
Laser Hair Removal	77,888	64,759	20.3%
Other	(18,253)	(23,529)	N/A
Total	$425,999	$419,667	1.5%

Total revenues increased approximately 1.5%, or $6.3 million, to $426.0 million in the six months ended June 30, 2014 from $419.7 million in the six months ended June 30, 2013. Of this increase, $5.4 million was attributable to an increase in services revenues and $0.9 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 7.9%, or $19.9 million, to $231.8 million in the six months ended June 30, 2014 from $251.7 million in the six months ended June 30, 2013. Average weekly revenues for our land-based spas decreased 5.3% to $28,068 in the six months ended June 30, 2014 from $29,654 in the six months ended June 30, 2013. We had an average of 2,658 shipboard staff members in service in the six months ended June 30, 2014, compared to an average of 2,681 shipboard staff members in service in the six months ended June 30, 2013. Revenues per shipboard staff per day was $405 in the six months ended June 30, 2014 and $413 in the six months ended June 30, 2013. Average weekly revenues for our shipboard spas decreased by 0.1% to $50,376 in the six months ended June 30, 2014 from $50,431 in the six months ended June 30, 2013. The decreases in revenue and the key performance indicators referenced above were primarily attributable to the disruptions caused by the transition off of the Celebrity ships, which we ceased serving in early April 2014, and to increased discounting at our land-based spas to offset promotions from our competitors.

Products Revenues. Products segment revenues increased approximately 9.5%, or $8.3 million to $95.9 million in the six months ended June 30, 2014 from $87.6 million in the six months ended June 30, 2013. Excluding intercompany product sales, products revenues increased $3.7 million to $67.1 million for the six months ended June 30, 2014 from $63.4 million in the six months ended June 30, 2013. This increase was primarily attributable to an increase in sales of existing and new products through third party channels in the United Kingdom. This increase was partially offset by a decrease in product sales in North America resulting from increased discounts on our product sales in this region in order to compete with the large number of our industry competitors, including those who offer coupon and other discount programs.

Schools Revenues. Schools segment revenues decreased approximately 1.2% or $0.5 million to $38.7 million in the six months ended June 30, 2014 from $39.2 million in the six months ended June 30, 2013. This decrease in revenues was primarily attributable to a decrease in student population at our schools in the first six months of 2014 compared to the first six months of 2013. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2013, which would be the starting point for 2014 enrollments, there were 3,719 students enrolled in our schools, a decrease of 188 students compared to the number of students at our schools as of December 31, 2012, the starting point for 2013 enrollments. As of June 30, 2014, 4,283 students were enrolled in our schools compared to 4,379 enrolled in as of June 30, 2013.

We believe that the decline in enrollments was attributable to the less effective performance results of our schools’ recruiting personnel in the fall of 2013 compared to the fall of 2012 which led to a lower population of students as of January 1, 2014. This less effective performance adversely affected the student population at our schools during the first six months of 2014 compared to the first six months of 2013.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the opening of 29 new Centers in 2013 and the offering of new services at our Centers that were not offered in the second quarter of 2013.

COST OF SERVICES

Cost of services increased $10.9 million to $252.1 million in the six months ended June 30, 2014 from $241.2 million in the six months ended June 30, 2013. Cost of services as a percentage of services revenues increased to 83.6% in the six months ended June 30, 2014 from 81.4% in the six months ended June 30, 2013. This increase was primarily attributable to the increased costs relating to the Centers opened since the end of the second quarter of 2013, such as employee salaries, marketing costs and rent, and exacerbated by lower revenues during the first six months of 2014 compared to the first six months of 2013 at the schools which have fixed costs irrespective of revenue.

COST OF PRODUCTS

Cost of products increased $1.6 million to $84.3 million in the six months ended June 30, 2014 from $82.7 million in the six months ended June 30, 2013. Cost of products as a percentage of products revenue marginally increased to 67.8% in the six months ended June 30, 2014 from 67.0% in the six months ended June 30, 2013.

OPERATING EXPENSES

Operating expenses increased $4.7 million to $69.7 million in the six months ended June 30, 2014 from $65.1 million in the six months ended June 30, 2013. Operating expenses as a percentage of revenues increased to 16.3% in the six months ended June 30, 2014 from 15.5% in the six months ended June 30, 2013. These increases were primarily attributable to increased marketing costs incurred to support 2014 sales initiatives and higher bad debt expense due to the expansion of in-house loan programs at our Schools and Laser Hair Removal segments.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations of our reportable segments for the six months ended June 30, 2014 and 2013, respectively, was as follows (in thousands):

	For the Six Months Ended June 30,		% Change
Income (loss) from Operations:	2014	2013
Spa Operations	$18,275	$21,079	(13.3%)
Products	6,195	7,840	(21.0%)
Schools	(351)	1,778	(119.7%)
Laser Hair Removal	(2,653)	4,507	(158.9%)
Other	(1,572)	(4,491)	N/A
Total	$19,894	$30,713	(35.2%)

The decrease in operating income (loss) in the Spa Operations segment was primarily attributable to the disruptions caused during the first quarter of 2014 by the transition off of the Celebrity ships, the non-renewal of the Celebrity contract, bad weather conditions, and increased discounting at our land-based spas. The decrease in operating income in the Products segment was primarily attributable to the decrease in product sales in North America resulting from increased discounts on our product sales in this region in order to compete with the large number of industry competitors, including those who offer coupon and other discount programs. In addition adverse weather conditions in the Northeastern United States resulted in fewer customer visits to retail outlets that sold our products.

The decrease in operating income from the schools segment was primarily attributable to lower student population, which results in lower revenues and, commensurately, lower operating income. Our schools have a fixed cost of operations and accordingly a decrease in student population will result in a decrease in operating income. In addition, as a result of there being fewer students who qualify for government loans for their education at our schools as a result of regulatory changes that went into effect several years ago, we now offer significantly more in-house loans to students than we did when there were more government loans available. As a result, in the first six months of 2014 we incurred greater bad debt expense than in the six months of 2013 associated with the increased amount of in-house loans.

The decrease in operating income in the Laser Hair Removal segment during the first six months of 2014 compared to the first six months of 2013, notwithstanding the increase in revenues in that segment, was primarily attributable to the increased costs related to: greater Ideal Image corporate overhead expense resulting from the need to manage a greater number of Centers, marketing expenses incurred in an effort to generate increased customer lead flow and depreciation expense due to the increased amount of property and equipment needed for new Centers and new services.

OTHER INCOME (EXPENSE)

Other income (expense) decreased due to lower interest expense as a result of additional payments made on our term loan.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased $0.1 million to $3.3 million in the six months ended June 30, 2014 from $3.4 million in the six months ended June 30, 2013. Provision for income taxes reflected an overall effective rate of 17.3% in the six months ended June 30, 2014 and 12.0% in the six months ended June 30, 2013, respectively. The decrease was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the six months ended June 30, 2014 than such income represented in the six months ended June 30, 2013.

NET INCOME

Net income was $15.6 million in the six months ended June 30, 2014 compared to $25.0 million in the six months ended June 30, 2013. This decrease was primarily attributable to a decline in operating income in all of our segments, as discussed in more detail above.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2014, net cash provided by operating activities was approximately $10.3 million compared with $50.9 million for the six months ended June 30, 2013. This change was attributable to decreases in net income and in a number of working capital changes.

During the six months ended June 30, 2014, cash used in investing activities was $10.0 million compared with $12.3 million for the six months ended June 30, 2013. This decrease was attributable to a decline in capital expenditures.

During the six months ended June 30, 2014, cash used in financing activities was $29.5 million compared with $31.3 million for the six months ended June 30, 2013. This decrease in cash used in financing activities was primarily attributable to the purchase of more treasury shares during the six months ended June 30, 2014 as compared to June 30, 2013, offset by a decrease in the payments of long-term debt during the six months ended June 30, 2014 as compared to June 30, 2013.

Steiner Leisure had a working capital deficit of approximately $6.2 million at June 30, 2014, compared to working capital of approximately $4.7 million at December 31, 2013. This decrease is primarily attributable to the purchase of treasury shares in 2014.

In February 2013, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the six months ended June 30, 2014 and 2013, respectively, we purchased approximately 730,000 and 56,000 shares, with a value of approximately $29.5 million and $2.6 million, respectively. Of those shares purchased, 20,000 and 7,000 shares for the six months ended June 30, 2014 and 2013, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our Annual Report.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

There were no material changes during the second quarter of 2014 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the following:

The following is added at the end of “Government Regulation – Schools”, Texas Schools eligibility issue.

We have obtained accreditation and state approvals for the Arlington, Texas campus of our schools and applied for approval of DOE for the campus to participate in the student financial programs authorized by Title IV of the Title IV Programs, which are administered by the DOE. Accordingly, while that campus is open and operational, the campus is not eligible to participate in the Title IV Programs. In order to be so eligible, that campus must, among other things, meet DOE requirements for being considered “legally authorized” in the State of Texas, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 at “Regulation – Schools – State Authorization Agencies.” If the DOE determines that a state agency’s approval does not comply with DOE requirements, the DOE has established a process under which the effective date of the requirements will be extended through July 1, 2015 if the state provides an explanation of how an additional one-year extension will permit the state to finalize its procedures so that the approvals provided to institutions comply with state authorization requirements and requests such extension. The DOE notified us on August 4, 2014 that it had denied the application for DOE approval of the Arlington campus to participate in the Title IV programs based on the conclusion that documentation of the authorization from the DSHS was insufficient to demonstrate compliance with DOE requirements and based on the documentation from DSHS not containing the required explanation or extension request as referenced above. We intend to request the DOE to reconsider its determination and also are communicating with DSHS about requesting an extension and providing additional information addressing DOE’s stated concerns with the DSHS authorization. If DOE rejects our request for reconsideration of its determination and if DSHS refuses to request, or DOE refuses to grant an extension, we will continue to be unable to disburse Title IV funds to students enrolled at the campus and this would have a material adverse effect on our business, results of operations and financial condition.

We also have two other campuses in Texas (Dallas and Houston) that the DOE previously approved for Title IV participation in 2011 and in 2012, respectively, and that are scheduled to apply to the DOE in the fourth quarter of 2014 for recertification to continue to participate in the Title IV Programs. Those two campuses, together with the Arlington campus, represent 11% of the total student population of our schools. If the DOE refuses to recognize the DSHS approval of those programs and does not grant an extension of the state authorization regulation, the DOE could refuse to recertify our Dallas and Houston campuses for continued Title IV participation, and could attempt to seek repayment of federal aid funds disbursed to students at these campuses notwithstanding its prior approval of these campuses, which would have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2014 through April 30, 2014	--	$--	--	$93,306,111
May 1, 2014 through May 31, 2014	490,331	39.70	490,331	73,839,764
June 1, 2014 through June 30, 2014	219,930	41.57	219,930	64,696,221
Total	710,261	$40.28	710,261	$64,696,221

(1)   During the second quarter of 2014, no shares were purchased through the Company's only repurchase plan, which was approved on February 27, 2013 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $35,303,779 of our common shares have been purchased to date.

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

Dated: August 11, 2014	STEINER LEISURE LIMITED
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