Form 10-Q
period 2014-09-30
STEINER LEISURE Ltd
filed 2014-11-07
CIK 1018946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ To _______________

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

On November 4, 2014, the registrant had 13,565,437 common shares, par value (U.S.) $.01 per share, outstanding.

STEINER LEISURE LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,496	$75,252
Accounts receivable, net	56,608	53,105
Accounts receivable - students, net	24,859	15,665
Inventories	58,511	60,487
Prepaid expenses and other current assets	20,731	15,395
Total current assets	195,205	219,904
PROPERTY AND EQUIPMENT, net	110,317	114,724
GOODWILL	328,231	328,231
OTHER ASSETS:
Intangible assets, net	87,713	88,414
Deferred financing costs, net	2,670	3,317
Deferred customer acquisition costs	9,315	11,033
Other	17,515	10,690
Total other assets	117,213	113,454
Total assets	$750,966	$776,313

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,169	$23,613
Accrued expenses	43,434	52,999
Current portion of deferred rent	989	1,113
Current portion of deferred tuition revenue	26,788	20,037
Current portion of deferred revenue	91,269	99,266
Gift certificate liability	14,856	16,448
Income taxes payable	1,973	1,687
Total current liabilities	198,478	215,163
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	41,622	39,012
Long-term debt	96,081	93,139
Long-term deferred rent	16,373	16,513
Long-term deferred tuition revenue	554	388
Long-term deferred revenue	10,141	11,029
Total non-current liabilities	164,771	160,081

Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none Issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 24,051 shares issued in 2014 and 23,982 shares issued in 2013	241	240
Additional paid-in capital	195,561	188,541
Accumulated other comprehensive loss	(1,075)	(258)
Retained earnings	559,745	531,995
Treasury shares, at cost, 10,478 shares in 2014 and 9,312 shares in 2013	(366,755)	(319,449)
Total shareholders' equity	387,717	401,069
Total liabilities and shareholders' equity	$750,966	$776,313

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Services	$149,389	$148,323	$451,098	$444,635
Products	70,288	66,508	194,578	189,863
Total revenues	219,677	214,831	645,676	634,498
COST OF REVENUES:
Cost of services	126,452	126,732	378,546	367,939
Cost of products	44,561	43,783	128,851	126,467
Total cost of revenues	171,013	170,515	507,397	494,406
Gross profit	48,664	44,316	138,279	140,092
OPERATING EXPENSES:
Administrative	17,472	11,526	46,850	38,667
Salary and payroll taxes	16,419	18,533	56,762	56,455
Total operating expenses	33,891	30,059	103,612	95,122
Income from operations	14,773	14,257	34,667	44,970
OTHER INCOME (EXPENSE), NET:
Interest expense	(712)	(899)	(2,165)	(3,455)
Other income	202	132	671	435
Total other income (expense), net	(510)	(767)	(1,494)	(3,020)
Income before provision for income taxes	14,263	13,490	33,173	41,950
PROVISION FOR INCOME TAXES	2,157	2,038	5,423	5,466
Net income	$12,106	$11,452	$27,750	$36,484
INCOME PER SHARE:
Basic	$0.88	$0.78	$1.94	$2.49
Diluted	$0.87	$0.77	$1.93	$2.46

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$12,106	$11,452	$27,750	$36,484
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(1,416)	1,993	(817)	698
Total other comprehensive income, net of taxes	(1,416)	1,993	(817)	698
Comprehensive income	$10,690	$13,445	$26,933	$37,182

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,750	$36,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,259	16,159
Loss on impairment of leasehold improvements	--	803
Stock-based compensation	6,955	7,207
Provision for doubtful accounts	6,391	3,261
Deferred income tax provision	2,610	2,610

Changes in:
Accounts receivable and accounts receivable - students	(19,816)	(11,824)
Inventories	1,717	(12,126)
Prepaid expenses and other current assets	(5,362)	(2,508)
Other assets	(5,106)	(3,850)
Accounts payable	(4,335)	2,118
Accrued expenses	(9,170)	860
Deferred tuition revenue	6,917	2,948
Deferred revenue	(8,885)	15,022
Deferred rent	(264)	2,480
Gift certificate liability	(1,578)	(1,756)
Net cash provided by operating activities	16,083	57,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,182)	(21,634)
Net cash used in investing activities	(12,182)	(21,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(47,306)	(2,887)
Proceeds from long-term debt	6,000	--
Payments of long-term debt	(3,058)	(42,303)
Payments of debt issuance costs	--	(352)
Proceeds from share option exercises	63	1,025
Net cash used in financing activities	(44,301)	(44,517)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(356)	232
NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,756)	(8,031)
CASH AND CASH EQUIVALENTS, Beginning of period	75,252	75,028
CASH AND CASH EQUIVALENTS, End of period	$34,496	$66,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,486	$2,559
Income taxes	$2,460	$3,166

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014
(Unaudited)

(1)           BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). The December 31, 2013 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2013 audited Consolidated Balance Sheet included in our 2013 Annual Report.

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

(3)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2013 Annual Report. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2014, unless otherwise described below.

(a)   Principles of Consolidation and Basis of Presentation

We hold variable interests in physician-owned entities that provide medical services to our Ideal Image Centers’ guests. These entities were set up for regulatory compliance purposes. We bear the benefits and risks of loss from operating these entities through contractual agreements. Our consolidated financial statements include the operating results of these entities. The assets and liabilities of these entities are not material to the consolidated balance sheets.

(b)   Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Finished goods	$54,011	$54,403
Raw materials	4,500	6,084
	$58,511	$60,487

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

(d)   Translation of Foreign Currencies

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately ($1.7 million) and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and approximately ($0.9 million) and ($0.4 million) for the nine months ended September 30, 2014 and 2013, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately $0.9 million and, ($1.1 million), for the three months ended September 30, 2014 and 2013, respectively, and approximately $0.5 million and, ($0.3 million), for the nine months ended September 30, 2014 and 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$12,106	$11,452	$27,750	$36,484

Weighted average shares outstanding used in calculating basic earnings per share	13,771	14,661	14,299	14,648
Dilutive common share equivalents	112	251	94	178
Weighted average common and common share equivalents used in calculating diluted earnings per share	13,883	14,912	14,393	14,826

Income per common share:
Basic	$0.88	$0.78	$1.94	$2.49

Diluted	$0.87	$0.77	$1.93	$2.46

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	123	--	78	3

No share options were issued during the three months ended September 30, 2014. The Company issued approximately 7,000 of its common shares upon the exercise of share options during the three months ended September 30, 2013 and issued approximately 3,000 and 30,000 of its common shares upon exercise of share options during the nine months ended September 30, 2014 and 2013, respectively.

(f)   Stock-Based Compensation

The Company granted approximately 12,000 and 30,000 restricted share units during the nine months ended September 30, 2014 and 2013, respectively. No other stock-based compensation was granted during the nine months ended September 30, 2014 and 2013.

(g)   Recent Accounting Pronouncements

In April 2014, amended guidance was issued changing the requirements for reporting discontinued operations and enhancing the disclosures in this area. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance will be effective prospectively for our interim and annual reporting periods beginning after December 15, 2014. We elected to early adopt this guidance in the current quarter. The adoption of this guidance did not have an impact on our reporting and disclosures.

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

In August 2014, guidance was issued requiring management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance will be effective for our annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have an impact on our consolidated financial statements.

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

We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014, or 2013.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair value of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair value of the term and revolving loans was determined using applicable interest rates as of September 30, 2014 and December 31, 2013 and approximates the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available and no reasonable estimation methodology exists.

(i)   Concentrations of Credit Risk

A roll-forward of the allowance for doubtful accounts for student notes receivables for the nine months ended September 30, 2014 is as follows (in thousands):

Balance at beginning of period	$3,999
Provision	2,543
Write-offs	(2,875)
Balance at end of period	$3,667

As of September 30, 2014, the delinquency status of gross notes receivable was as follows (in thousands):

Current	$4,200
1-30	575
31-60	315
61-90	686
91+	237
$6,013

The Company offers interest-free extended payment terms to eligible Ideal Image customers. As part of this program, the customer agrees to pay the receivable due under the customer’s contract in equal monthly installments for a period ranging between 12 and 18 months. Revenue related to such receivables is recognized in accordance with our revenue recognition policy. We have established an allowance for the doubtful accounts for all these receivables for which revenue has already been recognized. Any future adjustment to the estimate of collectability of these receivables is recorded as an adjustment to bad debt expense.

Generally, a receivable balance is written off once it is determined to be uncollectible based on collection efforts. Set forth below is a roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2014 (in thousands):

Balance at beginning of period	$317
Provision	1,416
Write-offs	(116)
Balance at end of period	$1,617

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

(b)   Government Regulation - Schools

We have obtained accreditation and state approvals for our Arlington, Texas campus and have obtained approval from the U.S. Department of Education (the “DOE”) for the campus to participate in the student financial programs authorized by Title IV of the Higher Education Act of 1965 (the “Title IV Programs”), which are administered by the DOE. In order to be eligible to participate in the Title IV Programs, the campus must, among other things, meet DOE requirements for being considered “legally authorized” in the State of Texas, as discussed in our 2013 Annual Report at “Regulation – Schools – State Authorization Agencies.” If the DOE determines that a state agency’s approval does not comply with DOE requirements, the DOE has established a process under which the effective date of the requirements will be extended through June 30, 2015 if the state provides an explanation of how an additional one-year extension will permit the state to finalize its procedures so that the approvals provided to institutions comply with state authorization requirements and requests such extension.

The DOE has approved the Arlington campus to participate in the Title IV programs. The DOE had previously notified us on August 4, 2014 that it had denied the application for DOE approval of the Arlington campus to participate in the Title IV programs based on the DOE’s conclusion that documentation of the authorization from the Texas Department of State Health Services (“DSHS”) was insufficient to demonstrate compliance with DOE requirements and based on the documentation from DSHS not containing the required explanation or extension request as referenced above. We subsequently requested the DOE to reconsider its determination based in part on additional documentation that we provided. The DOE responded by granting an extension of the effective date of the state authorization rule requirements until June 30, 2015 and approving the Arlington campus to participate in the Title IV programs. If Texas does not change its law to clarify the authority of DSHS in a manner that complies with the state authorization rule by June 30, 2015, we could lose our authority to disburse Title IV funds to students enrolled at the Arlington campus and this would have a material adverse effect on our business, results of operations and financial condition.

We also have two other campuses in Texas (Dallas and Houston) that the DOE previously approved for Title IV participation in 2011 and in 2012, respectively, that have approvals from DSHS, and that have applied, as required, to the DOE for recertification to continue to participate in the Title IV Programs. Those two campuses, together with the Arlington campus, represent 13% of the total student population of our schools. The DOE has not yet reviewed the recertification applications for these two campuses. If the DOE does not apply the extension to the two campuses, the DOE could refuse to recertify our Dallas and Houston campuses for continued Title IV participation, and could attempt to seek repayment of federal aid funds disbursed to students at these campuses notwithstanding its prior approval of these campuses, which would have a material adverse effect on our business, results of operations and financial condition. If the DOE approves our Dallas and Houston campuses, but Texas does not change its law to clarify the authority of DSHS in a manner that complies with the state authorization rule of the DOE by June 30, 2015, we could lose our authority to disburse Title IV funds to students enrolled at these campuses, which would have a material adverse effect on our business, results of operations and financial condition.

(5)           SHAREHOLDERS' EQUITY:

On February 27, 2013, the Board of Directors (the “Board”) of Steiner Leisure approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the prior repurchase plan, approved by the Board in February 2008, was terminated. During the nine months ended September 30, 2014 and 2013, respectively, we purchased approximately 1,165,000 and 61,000 shares, with a value of approximately $47.3 million and $2.9 million, respectively. Of those shares purchased, 23,000 and 12,000 shares for the nine months ended September 30, 2014 and 2013, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(6)           CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 and 2013 (in thousands):

	Foreign Currency Translation Adjustments
	2014	2013
Accumulated comprehensive loss at beginning of the year	$(258)	$(1,946)
Other comprehensive income before reclassifications	(817)	698
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive gain (loss)	(817)	698
Ending balance	$(1,075)	$(1,248)

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Spa Operations	$110,613	$126,489	$342,377	$378,157
Products	62,547	46,349	158,433	133,938
Schools	19,906	20,204	58,620	59,384
Laser Hair Removal	36,986	31,564	114,874	96,323
Other	(10,375)	(9,775)	(28,628)	(33,304)
Total	$219,677	$214,831	$645,676	$634,498
Income (loss) from Operations:
Spa Operations	$10,158	$11,428	$28,433	$32,507
Products	7,692	6,254	13,887	14,094
Schools	(44)	763	(395)	2,541
Laser Hair Removal	(2,476)	(4,274)	(5,129)	233
Other	(557)	86	(2,129)	(4,405)
Total	$14,773	$14,257	$34,667	$44,970

	September 30,	December 31,
	2014	2013
Identifiable Assets:
Spa Operations	$189,845	$212,176
Products	210,286	192,669
Schools	119,839	129,517
Laser Hair Removal	323,501	316,372
Other	(92,505)	(74,421)
Total	$750,966	$776,313

Included in Spa Operations, Products, Schools and Laser Hair Removal is goodwill of $51.0 million, $23.7 million, $58.4 million and $195.1 million, respectively, as of September 30, 2014 and December 31, 2013.

Products segment revenues excluding intercompany transactions was $41.8 million and $35.9 million for the three months ended September 30, 2014 and 2013, respectively, and $108.8 million and $99.3 million for the nine months ended September 30, 2014 and 2013, respectively.

(8)           GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
United States	$91,902	$84,800	$272,562	$255,830
United Kingdom	21,704	19,493	57,690	52,267
Not connected to a country	99,317	103,151	293,955	303,687
Other	6,754	7,387	21,469	22,714
Total	$219,677	$214,831	$645,676	$634,498

	September 30,	December 31,
	2014	2013
Property and Equipment, net:
United States	$88,041	$90,709
United Kingdom	6,239	6,189
Not connected to a country	2,167	2,431
Other	13,870	15,395
Total	$110,317	$114,724

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

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis®, La Thérapie™, Bliss, BlissLabs™, Remède® and Laboratoire Remède® brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including premier European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through our laser hair removal centers, third party outlets and our catalogs and websites.

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our Schools in the use of our Elemis, Bliss and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965, which is administered by the DOE. We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, have adversely affected our Schools segment’s enrollments and continue to adversely affect that segment’s enrollment and our results of operations. We are taking steps to address this decline in enrollments through changes in our marketing strategy and tactics. However, we cannot assure you that these efforts will be successful in addressing this matter, and, if they are not successful, our results of operations and financial condition would be adversely affected.

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

If our marketing, new services and other efforts to improve performance at Ideal Image do not result in improved financial performance there is a reasonable possibility of future impairment of goodwill and other intangible assets with indefinite lives and/or long-lived assets at the Ideal Image reporting unit.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. As of December 31, 2013, our agreement with Celebrity expired and we were notified that it would not be renewed. It is anticipated that the loss of this cruise line will adversely affect our earnings per share for 2014 in the amount of approximately $0.24 per share. The impact of the loss of the Celebrity agreement on earnings per share for the third quarter of 2014 was $0.09 per share and is expected to be $0.04 per share in the fourth quarter of 2014. These amounts were calculated based on the historical results of operating the Celebrity ships. To the extent that we fail to obtain in the future renewals of other major cruise line agreements, our results of operations and financial condition could be materially adversely affected.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies have created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products’ sales. While economic conditions have shown some improvement, a number of countries and business sectors continue to experience adverse economic conditions. The impact on consumers of periodic increases in fuel costs has added to the continuation of this economic adversity.

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

Our critical accounting policies are included in our 2013 Annual Report. We believe that there have been no significant changes during the nine months ended September 30, 2014 to the critical accounting policies disclosed in our 2013 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(g) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Services	68.0%	69.0%	69.9%	70.1%
Products	32.0	31.0	30.1	29.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	57.5	59.0	58.6	58.0
Cost of products	20.3	20.4	20.0	19.9
Total cost of revenues	77.8	79.4	78.6	77.9
Gross profit	22.2	20.6	21.4	22.1
Operating expenses:
Administrative	8.0	5.4	7.3	6.1
Salary and payroll taxes	7.5	8.6	8.8	8.9
Total operating expenses	15.5	14.0	16.1	15.0
Income from operations	6.7	6.6	5.3	7.1
Other income (expense), net:
Interest expense	(0.3)	(0.5)	(0.3)	(0.5)
Other income	0.1	0.1	0.1	0.1
Total other income (expense), net	(0.2)	(0.4)	(0.2)	(0.4)
Income before provision for income taxes	6.5	6.2	5.1	6.7
Provision for income taxes	1.0	0.9	0.8	0.9
Net income	5.5%	5.3%	4.3%	5.8%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended September 30,		% Change
	2014	2013
Revenue:
Spa Operations	$110,613	$126,489	(12.6%)
Products	62,547	46,349	34.9%
Schools	19,906	20,204	(1.5%)
Laser Hair Removal	36,986	31,564	17.2%
Other	(10,375)	(9,775)	N/A
Total	$219,677	$214,831	2.3%

Total revenues increased approximately 2.3%, or $4.9 million, to $219.7 million in the third quarter of 2014 from $214.8 million in the third quarter of 2013. Of this increase, $1.1 million was attributable to an increase in services revenues and $3.8 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 12.6%, or $15.9 million, to $110.6 million in the third quarter of 2014 from $126.5 million in the third quarter of 2013. Average weekly revenues for our land-based spas decreased 5.5% to $25,998 in the third quarter of 2014 from $27,497 in the third quarter of 2013. We had an average of 2,582 shipboard staff members in service in the third quarter of 2014, compared to an average of 2,706 shipboard staff members in service in the third quarter of 2013. Revenues per shipboard staff per day increased by 1.0% to $418 in the third quarter of 2014 from $414 in the third quarter of 2013. Average weekly revenues for our shipboard spas increased by 2.7% to $51,285 in the third quarter of 2014 from $49,938 in the third quarter of 2013. More than 50% of the decrease in revenues was attributable to the loss of the Celebrity agreement. The decrease in revenues for our land-based spas was due to increased discounting to offset promotions from our competitors.

Products Revenues. Products segment revenues increased approximately 34.9% or $16.2 million to $62.5 million in the third quarter of 2014 from $46.3 million in the third quarter of 2013. Excluding intercompany product sales, products revenues increased $5.9 million to $41.8 million for the three months ended September 30, 2014 from $35.9 in the three months ended September 30, 2013. This increase was primarily attributable to an increase in sales of existing and new products through third party channels in the United Kingdom and North America. This increase in demand for our products was primarily driven by the demand related to the upcoming holiday season.

Schools Revenues. Schools segment revenues decreased approximately 1.5%, or $0.3 million to $19.9 million in the third quarter of 2014 from $20.2 million in the third quarter of 2013. This decrease in revenues was primarily attributable to a decrease in student population at our schools as of January 1, 2014. Student population during a quarter (or other time period being discussed) is determined by the number of continuing students that are enrolled as of the beginning of the quarter combined with the number of new students that first become enrolled during that quarter, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the quarter. As of December 31, 2013, which would be the starting point for 2014 enrollments, there were 3,719 students enrolled in our schools, a decrease of 188 students compared to the number of students at our schools as of December 31, 2012, the starting point for 2013 enrollments.

We believe that the decline in enrollments was attributable to the less effective performance results of our schools’ recruiting personnel in the fall of 2013 compared to the fall of 2012 which led to a lower population of students as of January 1, 2014. As of September 30, 2014, 4,645 students were enrolled in our schools compared to 4,586 enrolled in as of September 30, 2013. This increase in student populations was attributable to higher enrollments in the third quarter of 2014 as compared to the third quarter of 2013. The slight increase in the number of students at the end of the third quarter did not affect the lower revenues for the quarter compared to 2013 since the key determinant of revenues for any quarter during the year is the student population at the beginning of the year.

Laser Hair Removal Revenues. The increase in revenues was primarily attributable to the opening of 29 new Centers in 2013 and the offering of new services, such as skin tightening, tattoo removal and BOTOX® Cosmetic, at our Centers that were not offered in the third quarter of 2013. Currently, we do not plan to open any more new Centers in 2014.

Cost of Services

Cost of services decreased $0.2 million to $126.5 million in the third quarter of 2014 from $126.7 million in the third quarter of 2013. Cost of services as a percentage of services revenues decreased to 84.6% in the third quarter of 2014 from 85.4% in the third quarter of 2013. This decrease was primarily attributable to the improved performance of the Laser Hair Removal segment during the third quarter of 2014 compared to the third quarter of 2013.

COST OF PRODUCTS

Cost of products increased $0.8 million to $44.6 million in the third quarter of 2014 from $43.8 million in the third quarter of 2013. Cost of products as a percentage of products revenue decreased to 63.4% in the third quarter of 2014 from 65.8% in the third quarter of 2013. Excluding the impact of foreign exchange gains (losses), the cost of products as a percentage of products revenue in the third quarter of 2014 was generally equivalent to the third quarter of 2013.

Operating Expenses

Operating expenses increased $3.8 million to $33.9 million in the third quarter of 2014 from $30.1 million in the third quarter of 2013. Operating expenses as a percentage of revenues increased to 15.4% in the third quarter of 2014 from 14.0% in the third quarter of 2013. This increase was primarily attributable to foreign exchange loss, increased marketing costs incurred to support 2014 sales initiatives and higher bad debt expense due to the expansion of in-house loan programs at our Schools and Laser Hair Removal segments. These increases were partially offset by a decrease in salary and payroll taxes due to the reversal of accruals related to performance-based compensation that is not probable of being earned.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations of our reportable segments for the three months ended September 30, 2014 and 2013, respectively, was as follows (in thousands):

	For the Three Months Ended September 30,		% Change
	2014	2013
Income (loss) from Operations:
Spa Operations	$10,158	$11,428	(11.1%)
Products	7,692	6,254	23.0%
Schools	(44)	763	(105.8%)
Laser Hair Removal	(2,476)	(4,274)	158.0
Other	(557)	86	N/A
Total	$14,773	$14,257	3.6%

More than 50% of the decrease in operating income (loss) in the Spa Operations segment was attributable to the non-renewal of the Celebrity agreement. In addition, increased discounting at our land-based spas led to lower revenues at those spas. The income from operations for the Products segment increased due to the increase in product sales in the United Kingdom and North America driven by demand related to the upcoming holiday season.

The decrease in operating income from the Schools segment was primarily attributable to lower student population, which results in lower revenues and, commensurately, lower operating income. Our Schools have a fixed cost of operations and, accordingly, decreases in student population will result in a decrease in operating income. In addition, as a result of fewer students qualifying for government loans for their education at our schools as a result of regulatory changes that went into effect several years ago, we now offer significantly more in-house loans to students than we did when there were more government loans available. As a result, in the third quarter of 2014 we incurred greater bad debt expense than in the third quarter of 2013 associated with the increased amount of in-house loans.

The reduction in the operating loss in the Laser Hair Removal segment during the third quarter of 2014 compared to the third quarter of 2013 was primarily attributable to only opening two new Centers in 2014 compared to opening 20 new Centers in the first nine months of 2013 since new Center openings result in operating losses during the first few months of operations of those Centers. The increase in revenues in that segment also contributed to the reduction in operating loss.

Other Income (Expense)

Other income (expense) decreased due to lower interest expense resulting from the additional payments made on our term loan.

Provision for Income Taxes

Provision for income taxes increased $0.2 million to $2.2 million in the third quarter of 2014 from $2.0 million in the third quarter of 2013. Provision for income taxes reflected an overall effective rate of 15.1% in both the third quarter of 2014 and the third quarter of 2013.

NET INCOME

Net income was $12.1 million in the third quarter of 2014 compared to $11.5 million in the third quarter of 2013. This increase was primarily attributed to increased operating income in the Products segment and a decrease in the operating losses in the Laser Hair Removal segment.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2014 and 2013, respectively, were as follows (in thousands):

	Nine Months Ended September 30,		% Change
	2014	2013
Revenue:
Spa Operations	$342,377	$378,157	(9.5%)
Products	158,433	133,938	18.3%
Schools	58,620	59,384	(1.3%)
Laser Hair Removal	114,874	96,323	19.3%
Other	(28,628)	(33,304)	N/A
Total	$645,676	$634,498	1.8%

Total revenues increased approximately 1.8%, or $11.2 million, to $645.7 million in the nine months ended September 30, 2014 from $634.5 million in the nine months ended September 30, 2013. Of this increase, $6.5 million was attributable to an increase in services revenues and $4.7 million was attributable to a increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 9.5%, or $35.8 million, to $342.4 million in the nine months ended September 30, 2014 from $378.2 million in the nine months ended September 30, 2013. Average weekly revenues for our land-based spas decreased 5.4% to $27,386 in the nine months ended September 30, 2014 from $28,934 in the nine months ended September 30, 2013. We had an average of 2,633 shipboard staff members in service in the nine months ended September 30, 2014, compared to an average of 2,690 shipboard staff members in service in the nine months ended September 30, 2013. Revenues per shipboard staff per day was $409 in the nine months ended September 30, 2014 and $414 in the nine months ended September 30, 2013. Average weekly revenues for our shipboard spas increased by 1.0% to $50,679 in the nine months ended September 30, 2014 from $50,263 in the nine months ended September 30, 2013. More than 50% of the decrease in revenues was attributable to the loss of the Celebrity agreement. In addition, revenues also decreased due to increased discounting at our land-based spas to offset promotions from our competitors.

Products Revenues. Products segment revenues increased approximately 18.3%, or $24.5 million to $158.4 million in the nine months ended September 30, 2014 from $133.9 million in the nine months ended September 30, 2013. Excluding intercompany product sales, products revenues increased $9.5 million to $108.8 million for the nine months ended September 30, 2014 from $99.3 million in the nine months ended September 30, 2013. This increase was primarily attributable to an increase in sales of existing and new products through third party channels in the United Kingdom and North America.

Schools Revenues. Schools segment revenues decreased approximately 1.3% or $0.8 million to $58.6 million in the nine months ended September 30, 2014 from $59.4 million in the nine months ended September 30, 2013. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2013, which would be the starting point for 2014 enrollments, there were 3,719 students enrolled in our schools, a decrease of 188 students compared to the number of students at our schools as of December 31, 2012, the starting point for 2013 enrollments.

We believe that the decline in enrollments was attributable to the less effective performance results of our schools’ recruiting personnel in the fall of 2013 compared to the fall of 2012 which led to a lower population of students as of January 1, 2014. As of September 30, 2014, 4,645 students were enrolled in our Schools compared to 4,586 enrolled in as of September 30, 2013. This increase in student populations was attributable to higher enrollments in the first nine months of 2014 as compared to the first nine months of 2013. This slight increase in the number of students at the end of the third quarter did not affect the lower revenues for the nine months compared to 2013, since the key determinant of revenue during the year is the student population at the beginning of the year.

Laser Hair Removal Revenues. The increase in services revenues was attributable to the opening of 29 new Centers in 2013 and the offering of new services at our Centers that were not offered during the first nine months of 2013.

Cost of Services

Cost of services increased $10.6 million to $378.5 million in the nine months ended September 30, 2014 from $367.9 million in the nine months ended September 30, 2013. Cost of services as a percentage of services revenues increased to 83.9% in the nine months ended September 30, 2014 from 82.8% in the nine months ended September 30, 2013. This increase was primarily attributable to the increased costs relating to the Centers opened since the end of the third quarter of 2013, such as employee salaries, marketing costs and rent, and exacerbated by lower revenues during the first nine months of 2014 compared to the first nine months of 2013 at the schools which have fixed costs irrespective of revenue.

COST OF PRODUCTS

Cost of products increased $2.4 million to $128.9 million in the nine months ended September 30, 2014 from $126.5 million in the nine months ended September 30, 2013. Cost of products as a percentage of products revenues decreased very slightly to 66.2% in the nine months ended September 30, 2014 from 66.6% in the nine months ended September 30, 2013.

Operating Expenses

Operating expenses increased $8.5 million to $103.6 million in the nine months ended September 30, 2014 from $95.1 million in the nine months ended September 30, 2013. Operating expenses as a percentage of revenues increased to 16.1% in the nine months ended September 30, 2014 from 15.0% in the nine months ended September 30, 2013. These increases were primarily attributable to increased marketing costs incurred to support 2014 sales initiatives and higher bad debt expense due to the expansion of in-house loan programs at our Schools and Laser Hair Removal segments.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations of our reportable segments for the nine months ended September 30, 2014 and 2013, respectively, was as follows (in thousands):

	For the Nine Months Ended September 30,		% Change
	2014	2013
Income (loss) from Operations:
Spa Operations	$28,433	$32,507	(12.5%)
Products	13,887	14,094	(1.5%)
Schools	(395)	2,541	(115.5%)
Laser Hair Removal	(5,129)	233	(2,301.2%)
Other	(2,129)	(4,405)	N/A
Total	$34,667	$44,970	(22.9%)

More than 50% of the decrease in operating income (loss) in the Spa Operations segment was attributable to the non-renewal of the Celebrity agreement. In addition, increased discounting at our land-based spas led to lower revenues at those spas. The decrease in operating income in the Products segment was primarily attributable to increased discounts on our product sales in North America in order to compete with the large number of industry competitors, including those who offer coupon and other discount programs. In addition, adverse weather conditions in the Northeastern United States in the winter months resulted in fewer customer visits to retail outlets that sold our products.

The decrease in operating income from the Schools segment was primarily attributable to lower average student population, which results in lower revenues and, commensurately, lower operating income. Our schools have a fixed cost of operations and, accordingly, a decrease in student population will result in a decrease in operating income. In addition, as a result of there being fewer students who qualify for government loans for their education at our schools as a result of regulatory changes that went into effect several years ago, we now offer significantly more in-house loans to students than we did when there were more government loans available. As a result, in the first nine months of 2014 we incurred greater bad debt expense than in the nine months of 2013 associated with the increased amount of in-house loans.

The decrease in operating income in the Laser Hair Removal segment during the first nine months of 2014 compared to the first nine months of 2013, notwithstanding the increase in revenues in that segment, was primarily attributable to the increased costs related to greater Ideal Image corporate overhead expense resulting from the need to manage a greater number of Centers, marketing expenses incurred in an effort to generate increased customer lead flow and depreciation expense due to the increased amount of property and equipment needed for new Centers and new services.

Other Income (Expense)

Other income (expense) decreased due to lower interest expense as a result of additional payments made on our term loan.

Provision for Income Taxes

Provision for income taxes decreased $0.1 million to $5.4 million in the nine months ended September 30, 2014 from $5.5 million in the nine months ended September 30, 2013. Provision for income taxes reflected an overall effective rate of 16.3% in the nine months ended September 30, 2014 and 13.0% in the nine months ended September 30, 2013. The increase was primarily due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned in the nine months ended September 30, 2014 than such income represented in the nine months ended September 30, 2013.

NET INCOME

Net income was $27.8 million in the nine months ended September 30, 2014 compared to $36.5 million in the nine months ended September 30, 2013. This decrease was primarily attributable to a decline in operating income in all of our segments, as discussed in more detail above.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2014, net cash provided by operating activities was approximately $16.1 million compared with $57.9 million for the nine months ended September 30, 2013. This change was attributable to decreases in net income and in a number of working capital changes.

During the nine months ended September 30, 2014, cash used in investing activities was $12.2 million compared with $21.6 million for the nine months ended September 30, 2013. This decrease was attributable to a decline in capital expenditures.

During the nine months ended September 30, 2014, cash used in financing activities was $44.3 million compared with $44.5 million for the nine months ended September 30, 2013. This decrease in cash used in financing activities was primarily attributable to the purchase of more treasury shares during the nine months ended September 30, 2014 as compared to September 30, 2013, offset by a decrease in the payments of long-term debt during the nine months ended September 30, 2014 as compared to September 30, 2013.

Steiner Leisure had a working capital deficit of approximately $3.3 million at September 30, 2014, compared to working capital of approximately $4.7 million at December 31, 2013. This decrease is primarily attributable to the decline in deferred revenue due to lower cash sales in 2014.

In February 2013, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the nine months ended September 30, 2014 and 2013, we purchased approximately 1,165,000 and 61,000 shares, with a value of approximately $47.3 million and $2.9 million, respectively. Of those shares purchased, 23,000 and 12,000 shares for the nine months ended September 30, 2014 and 2013, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

On June 3, 2014, our Credit Facility was amended to increase the annual limit of total dividends and share repurchases that may be made to $75 million for fiscal year 2014, and $35 million in subsequent years.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our Annual Report.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2013.

Item 1A.  Risk Factors

There were no material changes during the third quarter of 2014 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the following:

The following is added at the end of “Government Regulation – Schools”, Texas Schools eligibility issue.

We have obtained accreditation and state approvals for our Arlington, Texas campus and have obtained approval from the U.S. Department of Education (the “DOE”) for the campus to participate in the student financial programs authorized by Title IV of the Higher Education Act of 1965 (the “Title IV Programs”), which are administered by the DOE. In order to be eligible to participate in the Title IV Programs, the campus must, among other things, meet DOE requirements for being considered “legally authorized” in the State of Texas, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 at “Regulation – Schools – State Authorization Agencies.” If the DOE determines that a state agency’s approval does not comply with DOE requirements, the DOE has established a process under which the effective date of the requirements will be extended through June 30, 2015 if the state provides an explanation of how an additional one-year extension will permit the state to finalize its procedures so that the approvals provided to institutions comply with state authorization requirements and requests such extension.

The DOE has approved the Arlington campus to participate in the Title IV programs. The DOE previously had notified us on August 4, 2014 that it had denied the application for DOE approval of the Arlington campus to participate in the Title IV programs based on the DOE’s conclusion that documentation of the authorization from the Texas Department of State Health Services (“DSHS”) was insufficient to demonstrate compliance with DOE requirements and based on the documentation from DSHS not containing the required explanation or extension request as referenced above. We subsequently requested the DOE to reconsider its determination based in part on additional documentation that we provided. The DOE responded by granting an extension of the effective date of the state authorization rule requirements until June 30, 2015 and approving the Arlington campus to participate in the Title IV programs. If Texas does not change its law to clarify the authority of DSHS in a manner that complies with the state authorization rule by June 30, 2015, we could lose our authority to disburse Title IV funds to students enrolled at the Arlington campus and this would have a material adverse effect on our business, results of operations and financial condition.

We also have two other campuses in Texas (Dallas and Houston) that the DOE previously approved for Title IV participation in 2011 and in 2012, respectively, that have approvals from DSHS, and that have applied, as required, to the DOE for recertification to continue to participate in the Title IV Programs. Those two campuses, together with the Arlington campus, represent 13% of the total student population of our schools. The DOE has not yet reviewed the recertification applications for these two campuses. If the DOE did not apply the extension to the two campuses, the DOE could refuse to recertify our Dallas and Houston campuses for continued Title IV participation, and could attempt to seek repayment of federal aid funds disbursed to students at these campuses notwithstanding its prior approval of these campuses, which would have a material adverse effect on our business, results of operations and financial condition. If the DOE approves our Dallas and Houston campuses, but Texas does not change its law to clarify the authority of DSHS in a manner that complies with the state authorization rule of DOE by June 30, 2015, we could lose our authority to disburse Title IV funds to students enrolled at these campuses, which would have a material adverse effect on our business, results of operations and financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2014 through July 30, 2014	175,715	$41.39	175,715	$57,423,395
August 1, 2014 through August 31, 2014	127,926	41.43	125,196	52,239,621
September 1, 2014 through September 30, 2014	131,453	39.79	131,453	47,009,288
Total	435,094	$40.92	432,364	$47,009,288

(1)   During the third quarter of 2014, 432,364 shares were purchased through the Company's only repurchase plan, which was approved on February 27, 2013 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $52,990,712 of our common shares have been purchased to date.

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

Dated: November 7, 2014	STEINER LEISURE LIMITED
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