Form 10-K
period 2014-12-31
STEINER LEISURE Ltd
filed 2015-03-02
CIK 1018946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

       The aggregate market value of the registrant's common shares held by non-affiliates was $598,805,245 as of June 30, 2014, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2014, which is the last business day of the registrant's most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

       As of February 19, 2015, the registrant had 13,038,719 common shares outstanding.

Documents Incorporated by Reference

       Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the registrant's fiscal year ended December 31, 2014, are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

General

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries) is a global provider and innovator in the fields of beauty, wellness and education. Steiner Leisure was incorporated in The Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, in land-based spas, including at resorts and urban hotels (referenced collectively below as "hotels"), luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image cosmetic services centers ("Ideal Image centers"), we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments, cosmetic services, laser hair removal, facial rejuvenation and body contouring services. We also develop and market premium quality beauty products, which are sold at our facilities, through e-commerce and through third party retail outlets and other channels, and operate post-secondary schools offering massage therapy and related courses.

The cruise ships and third party land-based venues we serve include those of Azamara Club Cruises, Caesars Entertainment, Carnival Australia, Carnival Cruise Line, Costa Cruises, Crystal Cruises, Cunard Cruise Line, Hilton Hotels, Holland America Line, Kerzner International, Loews Hotels, Marriott Hotels, Mauna Kea Beach Hotel, Norwegian Cruise Lines, Planet Hollywood, P&O Cruises, Princess Cruises, Pullmantur Cruises, Royal Caribbean Cruises, Seabourn Cruise Line, Silversea Cruises, St. Regis Hotels and Resorts, W Hotels and Resorts, Westin Hotels and Resorts, Windstar Cruises and Wyndham Hotels and Resorts. As of February 2, 2015, we served 148 cruise ships representing 16 cruise lines, and operated 45 resort spas, 11 urban hotel spas, five day spas and 110 Ideal Image centers.

We operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. As described in more detail below, legislation and regulations have placed significant restrictions on the operation of post-secondary schools, such as ours, that are dependent to a major extent on the ability of students and prospective students to obtain loans under Title IV of the Higher Education Act of 1965 (the "HEA"), which is administered by the U.S. Department of Education (the "DOE").

We also operate Ideal Image Development, Inc. ("Ideal Image"), a leader in the cosmetic category of laser hair removal, which has a nationwide network of 127 cosmetic retail centers (17 operated by franchisees) across 31 states and two locations in Canada.

We provide our shipboard services in treatment and fitness facilities located on cruise ships. On most newer ships, our services are provided in enhanced, large spa facilities. Most of these facilities are in large fitness and treatment areas, generally located in a single passenger activity area. As of February 2, 2015, 111 of the 148 ships we served had large spa facilities. Ships with large spa facilities provided us with average weekly revenues of $61,281 in 2014 and $61,089 in 2013, as compared to average weekly revenues of $19,094 in 2014 and $18,218 in 2013 for the other ships we served. Our services include massages, facials, microdermabrasion, waxing, aromatherapy treatments, seaweed wraps, aerobic exercise, yoga, Pilates, hair styling, manicures, pedicures and teeth whitening, as well as a variety of other specialized beauty and body treatments and services, acupuncture and, on many ships we serve, medi-spa services such as Thermage®, BOTOX® Cosmetic, Dysport®, Restylane® and Perlane®. Our range of services is designed to capitalize on the significant consumer interest in health awareness, personal care and fitness.

We provide spa services (other than medi-spa services) similar to those we provide on cruise ships at 63 land-based spa venues located in the United States, the Caribbean, Asia, the Pacific, and other locations. These spas include resort spas and urban hotel spas which are operated primarily under the Mandara® and Bliss brands, as well as Elemis luxury day spas in each of Coral Gables, Florida and London, England, and Bliss premium urban day spas in New York City (two spas) and London. Additional spas under these brands and the Remède brand are operated by third parties under license from us.

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie™, Bliss, BlissLabs™, Remède, Laboratoire Remède®, Mandara Spa® and Mandara brands, and supplements under our Jou® brand. Our products are produced for us by several suppliers, including highly regarded and premier United States and European manufacturers.

We also sell products of third parties, both under our packaging and labeling and under those of third parties. The products we sell include beauty preparations such as lotions aimed at reducing the appearance of aging on skin, aromatherapy oils, cleansers and creams and other facial and skin care preparations, hair care products, moisturizers and lotions, nail care products, footwear and shapewear, including, among others, a variety of products under the Mandara and Steiner® names. We sell our products through, among other channels, e-commerce, catalogs, on board the ships we serve, at our land-based spas, through department stores and third party retail outlets and distributors, as well as through salons, mail order and our websites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com.

Services accounted for approximately 69%, 69% and 70% of our revenues and products accounted for approximately 31%, 31% and 30% of our revenues in 2014, 2013 and 2012, respectively.

See Note 12, "Segment Information," in the accompanying Consolidated Financial Statements for information regarding the revenues, income from operations, depreciation and amortization, capital expenditures and total assets for our Spa Operations, Products, Schools and Ideal Image reportable segments; and Note 13, "Geographic Information," for financial information regarding the geographic areas in which we operate.

Our Shipboard Spa Business

A significant portion of our business is represented by the provision of our services and products on cruise ships. Accordingly, our business is dependent on the cruise industry and is subject to a number of risks related to that industry.

Cruise Industry Overview

The passenger cruise industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based venues and sightseeing destinations. The cruise market is comprised of luxury, premium and mass market segments which appeal to a broad range of passenger demographics, tastes and budgets. We serve ships in all of these segments.

According to Cruise Lines International Association, a trade association ("CLIA"), passenger volume on cruises marketed primarily to North American consumers ("North American Cruises") grew from approximately 12.6 million in 2007 to a CLIA-estimated 17.6 million in 2013 (the last year for which CLIA data is available), including an estimated increase of approximately 400,000 North American passengers in 2013 compared to 2012. As of February 2, 2015, 107 of the 148 ships we served offered North American Cruises and most of the vessels we serve are marketed primarily to North American passengers.

The most recent CLIA North American Cruise Market Profile, released in January 2015, indicates that, according to past cruisers, a cruise outperformed other vacations, with the cruise vacation ranked highest as the best overall vacation. Surveyed cruisers also expressed their intent to plan to take another cruise in the next three years. Additionally, the report indicates that most of the past cruise passengers deemed cruises as a very high value for the cost and a superior value to other types of vacations, including land vacations. In comparing the benefits of cruise vacations to other vacations, the majority of cruisers surveyed "agreed that a cruise was a better way than other vacations to relax, get away from it all, and pamper oneself" and "more luxurious and a means to make oneself feel special." Additionally, cruisers indicate that shipboard amenities such as spa and salon services and health clubs and gyms are factors that influence their cruise selection. We believe the services we offer in our shipboard spas, salons and fitness facilities offer a therapeutic and indulgent experience to passengers and provide a memorable highlight of their cruise vacation. As a result, we believe our operations are an important part of the cruise vacation experience.

Over the years, the trend has been for cruise lines to build larger ships with large spas dedicated to the types of health, beauty and fitness services we offer. Generally, these large spas offer larger fitness and treatment facilities, are located on higher profile decks, have enriched decor and reflect a greater capital investment by the cruise lines. A few new ships have dedicated medi-spa facilities as part of the spa facilities we operate. With respect to certain ships, we participate in the design of these facilities and provide unique branding for certain cruise lines. As of February 2, 2015, 111 of the ships we served offered large spa facilities. All three new ships scheduled to be introduced during the remainder of 2015 by our cruise line customers and on which we anticipate providing services will have large spa facilities.

Overview of our Shipboard Spa Business

As of February 2, 2015, we provided our services and products to 16 cruise lines representing a total of 148 ships, including almost all of the major cruise lines offering North American Cruises. We provide our services under the Mandara and The Greenhouse® brands, as well as under the proprietary brands of several cruise lines.

The numbers of ships served as of February 2, 2015 under cruise line agreements with the respective cruise lines (including ships temporarily out of service for routine dry dock maintenance) are listed below:

Cruise Line	Number of Ships Served

Azamara (1)	2
Carnival (2)	24
Carnival Australia (2)	3
Costa (2)	15
Crystal	2
Cunard (2)	2
Disney	4
Holland America (2)	15
Norwegian	13
P&O (2)	7
Princess (2)	18
Pullmantur (1) (3)	5
Royal Caribbean (1)	22
Seabourn (2)	5
Silversea	7
Windstar	4

Total	148

(1)	Azamara and Pullmantur are owned by Royal Caribbean.

(2)	Carnival Corporation, the parent company of Carnival Cruise Line, also owns Carnival Australia, Costa, Cunard, Holland America, P&O, Princess and Seabourn.

(3)	As of February 2, 2015, we served these ships without a written agreement.

Since November 1996, none of our cruise line agreements were terminated prior to their respective expiration dates. Historically, almost all of our cruise line agreements that have expired have been renewed beyond their specified expiration dates, although our agreement with Celebrity, with respect to ten ships, which expired in December 2013, was not renewed. The total number of ships we serve is affected from time to time by cruise lines removing from service older ships as new ships are introduced, or otherwise.

Principal Cruise Line Customers

Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2014, 2013 and 2012, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess and Seabourn cruise lines): 24.8%, 24.4% and 25.7% and Royal Caribbean (including Royal Caribbean, Celebrity (until the second quarter of 2014, at which point we ceased serving Celebrity ships), Pullmantur and Azamara cruise lines): 10.6%, 13.9% and 14.8%. These companies, combined, accounted for 118 of the 148 ships served by us as of February 2, 2015. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition. We have separate agreements for each cruise line (we are currently serving Pullmantur ships without a written agreement), even where they are under common ownership with other cruise lines.

Cruise Line Agreements

Our cruise line agreements give us the exclusive right to offer our services and the right to sell products on board the ships we serve. Services and products sold to passengers are billed to them by the cruise lines. The cruise lines retain a specified percentage of our gross receipts from such sales before remitting the remainder to us. Under the cruise line agreements, we are required to pay for the meals and accommodations for our shipboard employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and certain of the agreements cover new ships introduced by the cruise line during the term of the agreement. In the case of other agreements, new arrangements must often be negotiated between us and a cruise line as new ships enter service. The agreements have specified terms ranging from one to eight years, with an average remaining term per ship of approximately three years as of February 2, 2015. As of February 2, 2015, cruise line agreements that expire within one year covered 19 of the 148 ships served by us. These 19 ships accounted for approximately 4.4% of our revenue in 2014. We typically are able to begin negotiations to renew agreements six to 12 months prior to their expiration dates.

The cruise line agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 2, 2015, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice and we served five ships without written agreements.

We are obligated to make minimum payments to certain cruise lines regardless of the amount of revenues we receive from guests. As of December 31, 2014, these payments are required by cruise line agreements covering a total of 93 ships served by us. As of December 31, 2014, we had guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships) of approximately: $101.6 million in 2015, $8.0 million in 2016, $8.0 million in 2017, $8.0 million in 2018, and $8.0 million in 2019. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. The amounts set forth for the years after 2015 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years could be significantly higher than the amounts indicated.

Our Land-Based Spas Business

Hotel Spas - General

We offer spa services and products on land at hotels principally in the United States, the Caribbean, Asia and the Pacific.

As of February 2, 2015, we provided spa services at hotels in the following locations:

COUNTRY	NUMBER OF HOTEL SPAS

United States (1)	23
Maldives	9
Malaysia	7
Indonesia	4
Guam	2
Bahamas	2
Palau	2
Aruba	1
Egypt	1
Japan	1
Russia	1
United Arab Emirates	2
United Kingdom	1

Total	56

_____________________

(1)	Including Puerto Rico.

The hotel spas we operate range in size from approximately 625 square feet to 32,000 square feet.

Spa Brands

The hotel spas we operate conduct business primarily under our Mandara brand. Beginning in January 2010, following our acquisition of Bliss World Holdings, Inc. (including its subsidiaries, "Bliss Inc.") from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") in December 2009, we began offering spa services and products under the Bliss and Remède brands. We now offer these services and products at a total of 11 urban hotel spas in the following United States cities: Atlanta (one in the Buckhead area and one in the Midtown area), Chicago, Dallas, Hoboken, Los Angeles (one in Hollywood and one in Westwood), Miami Beach, New York, San Francisco and Scottsdale. These spas are operated at two brands of hotels of Starwood. Our Bliss hotel spas are operated at W Hotels in the foregoing cities and our Remède hotel spa is operated at the St. Regis hotel in the Buckhead area of Atlanta. We have an agreement with Starwood providing Starwood with exclusive rights in the hospitality industry for Bliss and Remède-branded spas. That exclusivity continues, subject to earlier termination under certain circumstances. Also under that agreement, we license the Bliss and Remède names to Starwood's in-room amenities manufacturer for the distribution of Bliss- and Remède-branded hotel amenities in certain W and St. Regis hotels, respectively.

These urban hotel spas have a clientele that not only includes guests of the hotels and, in certain cases, residents of privately owned units affiliated with the hotels, but also includes (to a very significant extent at most locations) customers who are residents of, or visiting, the neighborhoods where the spas are located.

We operate eight spas under the Chavana brand, one hotel spa under the "Elemis" brand and one spa under our newest hotel spa brand, "Glow®, a Mandara Spa," as well as certain spas under brands of venues where the spas are located.

We also manage the operations of one hotel spa in North Carolina and one hotel spa in The Bahamas.

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

Licensed Spas

In addition to operating land-based spas ourselves, we license certain of our marks to third parties in connection with hotel spa operations. We license our Mandara mark to Minor International PCL, a Thailand-based hotel operator, which operates three Mandara hotel spas in Thailand, three Mandara hotel spas in China and one Mandara hotel spa in Egypt. We also license our Mandara mark to one hotel operator in Fiji, which license expires in July 2015. We license our Bliss mark to Starwood for use in connection with hotel spas at four hotels in the United States and at hotels in Hong Kong, Qatar, Russia and Spain. We license our Remède mark to Starwood for use at six hotels in the United States, two hotels in Mexico and one hotel in each of Indonesia and Singapore.

Land-Based Spa Agreements

We operate our land-based spas pursuant to agreements with the owners of the properties involved. Our hotel spas generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Similar to some of our cruise line agreements, certain of our land-based spa agreements also require that we make minimum rental payments irrespective of the amount of our revenues. As of December 31, 2014, we had guaranteed total minimum payments to owners of our land-based venues of approximately: $6.1 million in 2015, $4.2 million in 2016, $2.7 million in 2017, $1.9 million in 2018, $1.4 million in 2019 and $2.1 million in total thereafter.

In connection with our spas at the Atlantis Resort and Casino, the One&Only Ocean Club, the Planet Hollywood Resort and Casino, the Hilton Hawaiian Village Beach Resort and Spa, the Mohegan Sun Resort, the Wyndham Rio Mar, the Swan and Dolphin Hotel, the Grand Californian Hotel, the Tropicana Las Vegas Hotel and Casino and at certain other hotels, in order to obtain the agreements for these premises, we agreed to build out all or a portion of the spa facilities at our expense. The costs of these build-outs have ranged from under $500,000 to $15.6 million. We believe that in order to procure agreements for certain spas at hotels in the future, we may be required to fund the build-out, in whole or in part, of the spa facilities at those hotels. Those build-outs also likely will involve expenditures per facility comparable to, or in excess of, the expenditures we have spent to date on the build-out of hotel spa facilities. The terms of the agreements for our land-based spas generally range from five to 20 years (including the terms of renewals available at our option).

Massage and Beauty Schools

We operate 12 post-secondary schools providing education in massage therapy and, in some cases, beauty and skin care, and related areas at 32 campuses in a total of 14 states. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside of traditional education hours. Our schools' business began in August 1999, when we acquired a post-secondary school (comprised of four campuses) in Florida, offering degree and non-degree courses in massage and beauty and skin care. In April 2000, we acquired two post-secondary massage therapy schools with campuses located in Maryland, Pennsylvania and Virginia. In April 2006, we acquired the assets of the Utah College of Massage Therapy, Inc. ("UCMT"), which operated a post-secondary massage therapy school with a total of seven campuses in Utah, Nevada, Arizona and Colorado and a small affiliate of UCMT that offers spa products, equipment and services to UCMT students and others. In August 2008, we acquired the assets of the Connecticut Center for Massage Therapy, Inc. ("CCMT"), which operated a post-secondary massage therapy school with a total of three campuses in Connecticut. In November 2011, we acquired the assets of Cortiva, which operated seven schools with a total of 12 campuses located in a total of seven states, including four where we had not operated schools previously. In 2011, 2012 and 2013, we opened new campuses in Richardson, Houston and Arlington, Texas, respectively. We anticipate ceasing operations at our Sarasota, Florida campus in May 2015.

As of February 2, 2015, there were a total of 4,918 students attending our schools.

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

Certain information with respect to our school campuses is set forth below.

School Brand (1)	Location	Website	Year Established	Year Acquired by Steiner	Principal Curriculum(2)	Degree Availability (2)	Accreditation (3)

FCNH	Miami, FL	fcnh.com	1993	1999	MT, SC	AS	ACCSC
FCNH	Orlando, FL	fcnh.com	1982	1999	MT, SC	AS	ACCSC
FCNH	Pompano Beach, FL	fcnh.com	1986	1999	MT, SC	AS	ACCSC
FCNH	Sarasota, FL(4)	fcnh.com	1978	1999	MT, SC	AS	ACCSC
BSM	Linthicum, MD	bsom.com	1981	2000	MT, SC (5)	-	ACCSC/COMTA
BSM	York, PA	bsmyork.com	1999	2000	MT	-	ACCSC/COMTA
VSM	Charlottesville, VA	vasom.com	1989	2000	MT, SC (5)	-	ACCSC/COMTA
UCMT	Lindon, UT	ucmt.com	1997	2006	MT	-	ACCET
UCMT	Salt Lake City, UT	ucmt.com	1986	2006	MT, SC (5)	-	ACCET
NSMT	Las Vegas, NV	ucmt.com	1999	2006	MT	-	ACCET
ASMT	Phoenix, AZ	ucmt.com	2002	2006	MT, SC (5)	-	ACCET
ASMT	Tempe, AZ	ucmt.com	2000	2006	MT, SC (5)	-	ACCET
DSMT	Aurora, CO	ucmt.com	2004	2006	MT	-	ACCET
DSMT	Westminster, CO	ucmt.com	2003	2006	MT	-	ACCET
CCMT	Groton, CT	ccmt.com	2003	2008	MT	-	COMTA
CCMT	Newington, CT	ccmt.com	1980	2008	MT	-	COMTA
CCMT	Westport, CT	ccmt.com	1992	2008	MT	-	COMTA
TCMT	Arlington, TX	texasmassage therapy.com	2013	-	MT	-	ACCSC
TCMT	Houston, TX	texasmassage therapy.com	2012	-	MT	-	ACCET
TCMT	Richardson, TX	texasmassage therapy.com	2011	-	MT, SC (5)	-	ACCET
Cortiva Institute	Wall Township, NJ	cortiva.com	2004	2011	MT	-	COMTA
Cortiva Institute	Hoboken, NJ	cortiva.com	2010	2011	MT	-	ACCSC
Cortiva Institute	Chicago, IL	cortiva.com	1981	2011	MT	-	COMTA
Cortiva Institute	Crystal Lake, IL(6)	cortiva.com	2001	2011	MT	-	COMTA
Cortiva Institute	Joliet, IL	cortiva.com	2009	2011	MT	-	COMTA
Cortiva Institute	Watertown, MA	cortiva.com	1974	2011	MT	-	COMTA
Cortiva Institute	Pinellas Park, FL	cortiva.com	1981	2011	MT	-	ACCSC
Cortiva Institute	Seattle, WA	cortiva.com	1974	2011	MT	-	COMTA
Cortiva Institute	Federal Way, WA(7)	cortiva.com	2011	2011	MT	-	COMTA
Cortiva Institute	Tucson, AZ	cortiva.com	1982	2011	MT	-	ACCSC
Cortiva Institute	Scottsdale, AZ	cortiva.com	1981	2011	MT	-	ACCET
Cortiva Institute	King of Prussia, PA	cortiva.com	1982	2011	MT	-	COMTA

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
VSM - Virginia School of Massage

(2)
AS - Associate of Science Degree
MT - Massage Therapy-Related Courses
SC - Skin Care-Related Courses

(3)
ACCET - Accrediting Council for Continuing Education and Training (institutional accreditation)
ACCSC - Accrediting Commission of Career Schools and Colleges (institutional accreditation)
COMTA - Commission on Massage Therapy Accreditation (institutional accreditation for CCMT and respective Cortiva campuses as a whole; programmatic accreditation solely for MT programs at other schools and, with respect to the Baltimore campus, skin care)

(4)
We anticipate closing this campus by May 2015.

(5)
The skin care programs at these campuses are taught under the trade name "Steiner Institute of Esthetics," followed by a reference to the particular school involved, whose website can be found at www.steineresthetics.com.

(6)
This location is an auxiliary location of the Chicago school.

(7)
This location is an auxiliary location of the Seattle school.

Ideal Image

In November 2011, we acquired Ideal Image, a leader in the cosmetic category of laser hair removal, which had a nationwide network of 68 cosmetic centers (17 operated by franchisees) across 21 states, for $175 million. The purchase price for this acquisition was paid from our existing cash and common shares and through borrowings under our credit facility entered into at the time of the acquisition.

Laser Hair Removal Industry

According to a study of the laser hair removal industry prepared by an independent strategic market consulting firm for Ideal Image in the spring of 2011, (i) the United States market for laser hair removal was estimated to be $1.8 billion, with over five million procedures conducted annually, (ii) nearly half of the market's demand (and 75% of Ideal Image's demand) is derived from a core demographic of women 25-45 years old, (iii) approximately 75% of laser hair removal procedures performed in the United States are conducted outside of a physician's office and (iv) a majority of women, especially those in the above demographic group, are taking action to avoid unwanted hair and more than 45% are seeking some type of professional service in a facility outside of their home.

Ideal Image Operations

Ideal Image began its operations with a facility in Tampa, Florida in 2001 and has expanded its operations since then both by opening new centers and acquiring centers that had been operated by its franchisees. Since we acquired Ideal Image, we have opened 59 new locations as of February 2, 2015, including two new locations in Canada. Ideal Image's headquarters are located in Tampa.

Ideal Image primarily provides a non-invasive procedure for the removal of unwanted facial and body hair in a relaxing setting. The technology involved uses heat from laser (light amplification by the stimulated emission of radiance) pulses to destroy hair roots by targeting the melanin (dark pigmentation) in the hair below the skin without harming the skin itself. Ideal Image focuses on providing safe and effective service to its consumers with a strong focus on customer service. Ideal Image's laser hair removal services are individualized to each customer's skin type and hair color pursuant to a specified service plan. Ideal Image has contracted with a single third party financing source to provide most of the funding putchased by customers of Ideal Image. A majority of its customers finance their services through this third party financial source. Since 2001, Ideal Image has provided more than 4.5 million laser hair removal services to its guests.

In 2013, Ideal Image expanded its service offerings. As of February 2, 2015, PicoSure® and Ultherapy® are performed in ten and 110 Ideal Image centers, respectively. PicoSure, a tattoo removal procedure, uses a short pulse duration laser to shatter ink into tiny particles that are eliminated by the body. Ultherapy is a procedure that tightens and lifts the skin by using micro focused ultrasound technology to target the underlying skin tissues where collagen resides. In addition, cosmetic injections to reduce the appearance of wrinkles on skin using BOTOX Cosmetic and Dysport, as well as filling deep facial lines with Juvederm, Restylane and Perlane, are performed in all U.S. Ideal Image centers. Ideal Image also is performing body contouring services in 30 locations.

As of February 2, 2015, Ideal Image operated 110 centers in a total of 31 states, as well as two locations in Canada, and franchised the Ideal Image brand to operators of 17 centers in a total of seven states. Most of the Ideal Image centers are located in shopping centers or Class A retail locations and range in size from 1,200 square feet to 4,500 square feet and are generally staffed with teams ranging from three to 11 employees.

Each of our Ideal Image centers are staffed with one or more advanced registered nurse practitioners, physician's assistants, and/or registered nurses who provide cosmetic services to our guests. These providers are supervised by medical directors, who are physicians, with whom we contract to oversee one or more of our centers.

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

Certain of those agreements also provide us with the right to buy back the operation from a franchisee under certain circumstances. Of the 110 centers operated by Ideal Image, 43 originally were franchised, but were subsequently bought back by Ideal Image. All of those transactions took place prior to our acquisition of Ideal Image.

Our Ideal Image services are provided at centers leased from third parties, generally for terms of five to 15 years.

Business Strategy

Our business strategy is directed at maintaining and enhancing our position as a global provider of anti-aging and beauty cosmetic services and products and wellness-related services and education. To do so, we:

Recruit and Train High Quality Personnel. We believe that our success is largely attributable to our ability to staff our operations with highly trained personnel who provide outstanding service. We provide spa and laser hair removal services to our guests on a personal basis. We employ individuals who are professional, attentive and able to continue our tradition of catering to the needs of our guests. We recruit our shipboard staff primarily from the British Isles, Australia, South Africa, the Philippines, Canada, the Caribbean and continental Europe. Our land-based spa and Ideal Image center staffs are recruited primarily from the regions where the facilities are located. We require prospective employees to be technically skilled and to possess a willingness to provide outstanding personal service. We train candidates in our philosophy of guest care and in the nature, benefits and proper use of our products, as well as in detailed protocols for the applications of our treatments. Our training emphasizes the importance of an individualized and therapeutic experience for our guests.

Utilize Experienced and Empowered Management. Our spa and certain Ideal Image center operations are supervised at the facility or center, as the case may be, level by experienced managers who implement our philosophy of customer care. Our facility managers and, for Ideal Image, our regional and center managers, are selected based on performance as staff members or appropriate industry experience and receive specialized management training. Our spa managers are granted substantial authority to make day-to-day decisions regarding operations, including those actions necessary to maximize revenues of the facility they manage. Our managers are responsible for efficient scheduling of personnel, inventory management, supervision of sales and marketing, and communication with our senior management. Our Ideal Image managers are also responsible for product sales. Our managers are supported by teams of supervisory personnel in, among others, the areas of quality assurance, training and operations and sales and marketing and ensure the consistency of our representative brand protocols globally.

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

Effectively Market our Services and Products. We use a variety of marketing techniques to bring our services and products to the attention of guests and the public in general. Our shipboard and land-based spa personnel individually inform our guests of the services and products offered by us and also offer group promotions, seminars and demonstrations. We provide incentives to our spa employees to maximize sales of our services and products and train them to cross-market services and products among our network of spas and other distribution channels. We also promote gift certificates and other pre-use purchases at certain of our locations. Our sales representatives also focus on advance booking of large groups associated with industry conventions, corporate and trade association meetings, leisure travel groups, wedding groups and other events at the hotels and on board the ships we serve. In addition, we communicate with our current customer base through email, newsletters, catalogs and other direct marketing. We also seek to expand our customer base through e-commerce, online advertising, public relations and social media activities, such as Facebook and Twitter, and activities and communications through various advertising media. Radio, television and digital advertising are important components of Ideal Image's marketing efforts.

Certain of our products are used by cruise lines and hotels for in-cabin, or in-room, amenities giveaways under the terms of a license agreement. We also operate spas at the British Airways terminals at John F. Kennedy International Airport in New York and at Heathrow Airport, near London, where services are provided to British Airways first class, Club World (business class) and Gold Executive Club passengers on a complimentary basis. In addition, we provide Elemis amenities in the Club World cabins of British Airways' long-haul flights and sell our products through the British Airways catalogue and via duty free sales offerings on British Airways aircraft. Our Bliss and Remède spa brands also have amenities programs. Under those programs, Starwood arranges for the manufacture of Bliss and Remède amenities under license from us and distributes them in certain W and St. Regis hotels, respectively. We believe that these amenities activities assist us in the marketing of our products.

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

Growth Strategy

Steiner Leisure's strategy for continued growth includes the following principal elements:

Expand With Present Cruise Line and Hotel Customers. We believe that our success in providing high quality services and products and generating revenues for the cruise lines will enable us to grow as our cruise line customers introduce new ships, including those with large spas. From November 1996 to February 2, 2015, we commenced serving 126 new cruise ships brought into service by our cruise line customers. We also believe that the success of our hotel spas could help our growth by encouraging the operators of those hotels to have us provide services at new hotels that they may open or acquire in the future. We believe that our agreement with Starwood relating to Bliss and Remède spas and amenities at W and St. Regis hotels has the potential to strengthen our relationship with that global hospitality entity.

Increase Product Sales. Sales of our products increased at a compound annual growth rate of 6.1% from 2010 through 2014 (attributable in part to our acquisitions of Bliss Inc. and Ideal Image). Our products are sold primarily to our spa and Ideal Image centerguests and through third party, land-based retail and other channels, including at a number of locations of several well-known department store chains in the United States, England, Scotland, Ireland and other countries. Our products also are offered through our e-commerce sites, including our sites www.timetospa.com,www.timetospa.co.uk,www.blissworld.com,www.blisslondon.co.ukand www.bodyworkmall.com, by telephone, through our Bliss catalog and, increasingly, through the use of TV shopping channels. We have increased our retail product sales through enhanced sales and marketing training of our employees, growth in our third party and land-based channels and marketing campaigns targeting mail order and e-commerce customers. We believe that having our products featured at our spas at sea and on land has assisted us in securing other distribution channels for our products.

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

Seek Additional Hotel Spa Opportunities. Many of the hotels we serve are well-known and highly regarded. We believe that our successful affiliation with those hotels, as well as our reputation in the cruise industry, can assist us in our efforts to encourage other hotel operators to consider engaging us to operate their spas. However, our resources may be insufficient to enable us to take advantage of any of these opportunities at any given time.

Consider Strategic Transactions and Other Expansion Activities. We consider strategic acquisitions of businesses which we believe are compatible with, or enhance, our current operations. Our acquisitions of Bliss Inc. in December 2009, The Onboard Spa Company Limited (“Onboard”) in January 2011 and Ideal Image and Cortiva in November 2011 are examples of this type of growth. In addition to adding new brands to our offerings, the Bliss Inc. transaction expanded our relationship with Starwood, including, among other things, providing exposure for our Bliss and Remède products through the amenities programs at certain W and St. Regis hotels. The Onboard acquisition helped increase our market share in the shipboard spa industry. The Ideal Image acquisition allowed us to add a new category to our offerings of beauty treatments and our acquisition of Cortiva broadened the geographic footprint of our education division through the schools of a well-known, respected brand. We will continue to consider strategic alliances or other strategic transactions that management believes would be beneficial to our shareholders.

Capitalize on Growth in Size and Quality of Shipboard Facilities. Most new cruise ships being brought into service offer large spa facilities. Many of these facilities include hydrotherapy treatments and larger fitness and treatment areas. Newer facilities are located on higher profile decks, have enriched decor and offer all of our services and products in a single passenger activity area. These enhanced facilities foster the cross-marketing of services and products and enable us to serve a greater number of passengers. We often assist cruise lines with the planning of spa facilities on new ships. We believe our assistance has resulted in improved quality of service and in increased revenues to us and the cruise lines. Through the remainder of 2015, we are scheduled to begin serving three new ships with large spa facilities.

Adding New Services and Products. We continually introduce new body and facial services and products. Among other things, in recent years, we have introduced Elemis and Bliss products intended to reduce the appearance of aging on skin, including the Elemis Biotec line and the BlissLabs Active 99.0 anti-aging series, the new La Thérapie range of skincare products, Bliss body firming services, including FatGirlSixPack, Lean Machine and Arm Candy, Bliss topical hair removal solutions Fuzz-Off and Fuzz-Off Bikini, medi-spa and cosmetic services (Thermage, BOTOX Cosmetic, Dysport, Restylane and Perlane treatments), acupuncture, microdermabrasion, our Jou line of Asian-sourced herbal dietary supplements, and laser hair removal (land-based locations only). Most of these services and products are offered on board many of the ships we serve, as well as at one of our day spas. We have recently added PicoSure (a tattoo removal procedure) and Ultherapy (an ultrasound skin tightening and lifting procedure) services, as well as BOTOX Cosmetic, Dysport, Restylane and Perlane treatments, facial rejuvenation services and body contouring at a number of our Ideal Image centers.

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

Adding Existing Services to Additional Venues. We believe that certain of the existing venues for our services and products may have the potential to serve as venues for the sales of additional services and products of ours. For example, during 2015, Ideal Image will consider continued integration of body contouring, PicoSure and facial rejuvenation services into its offerings at additional Ideal Image centers.

Our Spa Services

Our goal is to establish a life-long relationship with our guests by providing a therapeutic and indulgent experience in an atmosphere of individualized attention. To that end, we offer a broad range of high quality personal services. The treatment techniques we use include those we have developed in response to the needs and requests of our guests. Our pricing is based on the nature of the services and the location of the facility where such services are performed. Our services include the following:

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

Staff. The number of our staff on a ship, including staff providing these services, ranges from one to approximately 45, depending on the size of the ship. At our hotel spas, the number of our spa employees, including employees providing these services, varies from two to approximately 140.

Shipboard Spas. Cruise lines are continually providing larger spa facilities which, in general, allow all of our services to be offered in a single passenger activity area. As of February 2, 2015, 111 of the ships we served had large spa facilities. We expect to serve an additional three new ships with large spa facilities that are anticipated to begin service later in 2015. These spas provide larger fitness and treatment areas and on most ships include elaborate thermal suites and/or steam or sauna facilities. These facilities are generally located on higher profile decks and have enriched decor. We believe that the location of our operations in a spacious environment enhances enjoyment of our services by passengers, encourages increased passenger interest in our services and facilitates cross-marketing of our services and products. We believe that most of the ships currently under construction for our larger cruise line customers will include large spas. In 2014, our average weekly revenues on ships with large spas were approximately three times our average weekly revenues on other ships.

Fitness Facilities. As of February 2, 2015, we operated fitness facilities on 141 of the ships we serve and at eight of our hotel spas. Fitness facilities typically include strength equipment, cardiovascular equipment (including treadmills, elliptical machines, exercise bicycles and rowing and stair machines) and facilities and equipment for fitness classes, including yoga, Pilates, cycling and aerobics. On ships where we offer fitness services, we provide from one to three fitness instructors, depending on ship size. At certain of our land-based spas, we provide one or two instructors, depending on the size of the spa. These instructors are available to provide special services to our guests, such as body composition analysis and personal training and personal nutritional and dietary advice. Use of fitness facilities is generally available at no charge to cruise passengers, except for fees that are typically charged for special services, but use of such facilities generally requires fees at our land-based spas.

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

Hours of Operation

Our shipboard facilities generally are open each day during the course of a cruise from 8:00 a.m. to 8:00 p.m. Our land-based spas generally operate daily for similar numbers of hours, though opening and closing times vary. Our Ideal Image centers are generally open six or seven days a week, depending on the market in question. Their hours are from 9:00 a.m. to 6:00 p.m. on Mondays, Fridays and Saturdays, 9:00 a.m. to 8:00 p.m. on Tuesdays, Wednesdays and Thursdays, and 9:00 a.m. to 2:00 p.m. on Sundays.

Products

We sell high quality personal care products for men, women and teenagers on board the ships we serve, at our land-based spas, at our Ideal Image centers, through department stores, through other third party retail outlets and distributors, as well as through salons and our websites, including www.timetospa.com, www.timetospa.co.uk, www.blissworld.com, www.blisslondon.co.uk and www.bodyworkmall.com. We have also sold our products through the QVC home shopping television channel.

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

Our skin care products are made primarily from premium quality ingredients, many of which are sourced from premier European manufacturers, a highly regarded United States-based manufacturer, and a few other manufacturers. If any of these manufacturers ceased producing the ingredients for our products, the transition to other manufacturers could result in significant production delays.

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

Recruiting and Training

Shipboard and Land-Based Spa Employees

Our continued success is dependent, in part, on our ability to attract qualified employees. Steiner Leisure's goal in recruiting and training new employees is to constantly have available a sufficient number of skilled personnel trained in our customer service philosophy. Steiner Leisure recruits prospective shipboard employees primarily from the British Isles, Australia, South Africa, the Philippines, Canada, the Caribbean and continental Europe. Recruitment techniques for our shipboard employees include advertisements in trade and other publications, appearances at beauty, hair and fitness trade shows, meetings with students at trade schools and recommendations from our employees. Shipboard employment candidates are generally required to have received prior training in the services they are to perform for us and are tested with respect to their skills prior to being hired. Prospective employees for our land-based operations are recruited by customary employee recruitment means within the region of the facility in question and are also required to have received prior training.

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

Ideal Image

Ideal Image recruits its employees from career websites, post-secondary schools, medical associations and through the use of local print media. Prospective licensed professional employees who will be providing Ideal Image's services are required to have obtained the requisite education and degree applicable to their respective positions. Once such employees are hired, they receive specialized training in the equipment, techniques and procedures involved in the services being provided, as well as in customer service, at Ideal Image's headquarters in Tampa, Florida and/or on-site at an operating facility for a period of two weeks or more, as needed. Such employees are monitored during two weeks of additional training. Ideal Image licensed professionals also are required to undergo specified annual continuing education, in addition to the continuing education requirements applicable to their professional licensing. Ideal Image's medical directors, who are independent contractors and not employed by Ideal Image, also receive specialized training from Ideal Image.

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

We also believe that the complimentary provision of our services and Elemis products to a targeted group of British Airways travelers have exposed our Elemis product line and spa services to upscale consumers, many of whom may otherwise be unfamiliar with our products.

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

We attempt to maximize product sales through our websites through the use of search engine marketing techniques such as pay per click, search engine optimization, affiliate marketing and comparative shopping engines to direct traffic to the sites. We also use direct mail public relations and other means to promote sales. In addition, www.timetospa.com currently has "storefronts" on two very well-known e-commerce sales sites.

Radio, television and digital advertising are important components of Ideal Image's marketing efforts.

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

An increasing number of those shops offer beauty products that compete with those we sell on cruise ships. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. In addition, the ships call on ports which provide opportunities for additional shopping and cruise line-sponsored shore excursions, as well as other activities that compete with us for passenger dollars. One of our cruise line customers has, in the past, provided shipboard services and products similar to those we provide with its own personnel on two of its ships. Certain cruise lines we served in the past few years have engaged the services of other third party spa services providers on certain other ships they operate, including Celebrity, as of the second quarter of 2014. Cruise lines, in the future, could elect to provide these services and products themselves or through other third party providers. While we acquired the assets of one of our competitors, Onboard, in 2011, there are currently other entities offering services to the cruise industry similar to those provided by us, including Canyon Ranch and OceanView.

Many of the land-based venues we serve, as well as any land-based venues that we may serve in the future, offer many of the recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and dollars. Our land-based spas also compete with spas at locations in the vicinities of our spas, as well as with other beauty, relaxation and other therapeutic alternatives that compete for consumer dollars. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices we charge are appropriate for the quality of the experience we provide to our guests in the respective markets we serve. In addition, we also compete, both for customers and for contracts with land-based venues, with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have and which may enjoy greater name recognition with customers and prospective customers than the spas we operate. A number of these spa operators may have greater resources than we do. There are a number of competitors in the land-based spa market, including, among others, Canyon Ranch, Golden Door, Red Door, ESPA, Exhale, Banyan Tree, Six Senses and non-chain spas that may have a strong reputation and/or loyal customer base in the vicinities of our spas, as well as certain chain spas and medi-spas that attempt to compete with us with respect to specific services at lower prices. Further, some hotel operators provide spa services themselves, including at hotels where we formerly operated spas.

We believe that the relaxing and therapeutic nature of our services, our experience, the training we provide our staff, the positive brand recognition and the quality of our services and products, are our strongest assets in competing in the shipboard and land-based spa areas of our business.

There are many competitors in the beauty products industry. Our product sales on ships and on land compete with a variety of other brands, including those of manufacturers with greater resources than ours, and those with greater name recognition. For example, within the department stores where we sell our products, a number of competitors sell their products in close proximity to our product offerings. Competitors of our respective brands include, among others, Clarins, Dermalogica, DeCleor, Kiehl's, Fresh, Philosophy, Soap & Glory and Clinique. We believe that our positive brand recognition and the quality of our products are our strongest assets in competing in this area of our business.

The post-secondary education market is highly competitive. Our schools compete with national and local providers of similar education in the states in which they are located and elsewhere in the United States. Our schools face competition from, among others, traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online education programs, as well as from military service and other immediate employment after secondary education. Some public institutions are able to charge lower tuition rates than our schools, due in part to government subsidies, government and foundation grants, tax deductible contributions and other financial sources not available to proprietary schools such as ours. In addition, some of our competitors offer courses similar to ours and it is not difficult for our competitors to modify their course offerings to offer programs similar to ours. The offering of such courses increases the competition for students. A number of these other schools have greater resources than we do. Among others, we compete for students with Everest College and Southeastern College, as well as certain single-market schools and community colleges located in the respective vicinities of our schools. We believe that the positive name recognition of our school brands, and our strong reputation in the industry, are our strongest assets in competing in this area of our business.

The cosmetic services industry is highly competitive with many competitors through the United States, including spas, physicians in single and multi-specialty practices, medical spas and independent businesses. Some of those competitors solely offer laser hair removal services (including competitors who charge less for laser hair removal than we do) and others offer alternative hair removal services which are less expensive than laser procedures, including waxing and electrolysis. Ideal Image's largest direct competitors are doctors’ offices, dermatology practices, Body Brite, Laser Away, Premier Laser and Sona Medspa International, Inc. We believe that the quality and training of our service providers are our strongest assets in competing in this area of our business.

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

Registrations for the Steiner, Mandara, Elemis, Bliss and Remède trademarks, among others, have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in various countries. While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending. Recently we have adopted the mark "The Onboard Spa by Steiner" as the trade name of our maritime spa business to reflect our position as a global provider of shipboard spa services and products.

We license Mandara for use by luxury hotel spas in certain Asian countries, we license Bliss and Remède for use by hotel spas in North America, Asia, Europe and the Middle East, and we license Bliss and Laboratoire Remède for use in Starwood hotel amenities programs. We license our Ideal Image trademark to 17 franchisees in the United States who offer laser hair removal services and other pre-approved cosmetic services under that brand.

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

We are subject to applicable labor-related laws and rules based on maritime conventions and the laws of various jurisdictions which govern the ships we serve with respect to our shipboard (including on one United States-based ship, which is subject to United States law) and land-based staff. New rules under the Maritime Labour Convention 2006, effective August 2013, added requirements as to the hiring, training and hours of work and compensation of shipboard employees. These rules have significantly increased, and, in the future, may continue to significantly increase, our expenses associated with our shipboard employees.

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

The DOE defines an eligible institution as consisting of a main campus and its additional locations, if any. For DOE purposes, our 32 campuses comprise 12 main campuses and 20 additional locations. The DOE has certified all twelve of our institutions as eligible to participate in the Title IV Programs. The DOE requires institutions that participate in the Title IV Programs to apply periodically for recertification to participate in the Title IV Programs. The deadlines for applying for recertification with the DOE vary by institution. In 2014, the DOE recertified the Title IV eligibility of seven of our 12 institutions. In 2015, the DOE completed its review of another one of our 12 institutions. This institution timely submitted its recertification application in 2014 and, under DOE regulations, its current recertification to participate in the Title IV Programs was extended on a month-to-month basis until the DOE completed its review of the recertification application. Two of our 12 institutions have submitted recertification applications to the DOE since the beginning of the 2015 calendar year. The remaining two of our 12 institutions are scheduled to submit their applications to the DOE thereafter.

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. At present, none of our 12 institutions are provisionally certified by the DOE. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses, and may be subject to heightened scrutiny by the DOE. However, provisional certification does not otherwise limit an institution's access to Title IV Program funds.

As a result, each of our schools are subject to the extensive requirements of the HEA and the regulations promulgated by the DOE, as well as to the separate requirements of the school’s respective state licensing and accrediting agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw from school, acquisitions or openings of additional schools, additions of new educational programs and changes in our corporate structure. Any failure to comply with the HEA or DOE regulations could be the basis for the initiation by the DOE of a suspension, limitation or termination of the eligibility of any of our schools to participate in such programs or the imposition of monetary liabilities, fines or other sanctions. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances or whether each of our schools will be able to comply with all of the requirements in the future. Because a majority of our students pay their tuition with financial assistance from the Title IV Programs, the continued eligibility to participate in these programs is critical to the success of our schools. Increased regulation in recent years related to the operations of our schools has required us to increase the amount of funds we spend on compliance-related matters.

Regulatory Review. Our schools are subject to audits or program compliance reviews by the DOE, its Office of Inspector General, other federal agencies, and state and accrediting agencies. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA, the DOE's regulations, state laws or regulations, or accrediting agency standards, that institution could be subject to loss of eligibility to participate in the Title IV Programs, loss of state licensure or accreditation, monetary liabilities with respect to funds determined to have been improperly disbursed, fines or other sanctions. Although we endeavor to comply with all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the DOE or other agencies, or upon judicial review.

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

The DOE published additional new regulations in 2014 on several topics, including new gainful employment rules. The new regulations also cover issues related to certain campus safety-and security-related requirements and related to adverse credit for borrowers of PLUS loans.

The DOE intends to use the negotiated rulemaking process during 2015 to develop new regulations on other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from the negotiated rulemaking process during 2015 or the potential impact of such regulations on us or our institutions.

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

In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. In October 2014, the DOE issued final regulations on gainful employment requiring each educational program to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions. The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.

The final regulations have a general effective date of July 1, 2015. The new regulations could require us to change or eliminate certain programs or result in the loss of our students’ access to Title IV federal student aid for impacted programs. In the event that the DOE determines that any of our programs fail to comply with these new rules, such determination could have a material adverse effect on our schools’ business.

The 90/10 Rule. Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in the Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations) from the Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs. If Congress or the DOE were to modify the 90/10 rule by lowering the 90% threshold, counting other federal funds in the same manner as Title IV Program funds in the 90/10 calculation, or otherwise amending the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), these or other changes to the 90/10 Rule could adversely affect our ability to the comply with the 90/10 Rule.

For purposes of the 90/10 Rule, our calculations of the percentages of revenues derived from Title IV Programs for each of our institutions in each of 2014 and 2013 are as follows:

Institution	2014	2013
FCNH	64.8%	70.6%
BSM	74.9	76.8
VSM	67.4	77.0
UCMT	74.1	77.0
CCMT	56.5	52.5
Cortiva – Boston	49.2	52.8
Cortiva – Chicago	68.9	68.5
Cortiva – Florida	77.3	77.6
Cortiva – Pennsylvania	69.4	68.1
Cortiva – Scottsdale	61.9	59.1
Cortiva – Seattle	60.4	62.4
Cortiva – Tucson	64.2	66.5

Based on these calculations, we believe that all of our institutions comply with the 90/10 Rule requirements, although our calculations are subject to review by the DOE.

The Incentive Compensation Rule. Schools participating in the Title IV Programs may not provide any commission, bonus or any other incentive compensation based directly or indirectly on success in securing enrollment or financial aid to any person or entity, engaging in any student recruitment or admission activity or making decisions regarding the awarding of Title IV Program funds. The July 2011 DOE Regulations eliminated all 12 safe harbors under the prior rule and thereby reduced the scope of permissible payments under the rule and expanded the scope of employees subject to the rule. The DOE stated when it published the final regulations that it did not intend to provide private guidance regarding particular compensation structures in the future. We cannot predict how the DOE will interpret the rule, but, in any event, we have had to modify some of our compensation practices as a result of the elimination of the safe harbors. These modifications have affected our ability to appropriately compensate and retain our admissions representatives and other officers and employees, and adversely affected our enrollments, each of which has had a material adverse effect on the results and operations and financial condition of our schools. In addition, if the DOE determined that our compensation practices violated these standards, the DOE could subject our schools to monetary fines or penalties or other sanctions.

Cohort Default Rate. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the federal fiscal year is based on the percentage of students who enter into repayment of a loan during the fiscal year and default on the loan on or before the end of the federal fiscal year or the subsequent next two federal fiscal years. An institution may lose its eligibility to participate in some or all of the Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the federal fiscal year or the subsequent two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all of the Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the DOE. An institution whose cohort default rate equals or exceeds 30% for two of the three most recent federal fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

None of our institutions had a cohort default rate equal to or greater than 30% for any of the 2011, 2010 or 2009 federal fiscal years. The most recent final cohort default rates for each of our institutions, which are for the 2011, 2010 and 2009 federal fiscal years, are as follows:

	Cohort Default Rate (%)
Institution	2011	2010	2009
FCNH	18.2%	23.1%	24.4%
BSM	19.4	22.3	22.6
VSM	29.4	14.8	22.0
UCMT	19.7	21.3	26.7
CCMT	11.4	14.8	7.1
Cortiva – Boston	7.6	9.0	11.8
Cortiva – Chicago	15.4	15.6	21.4
Cortiva – Florida	12.4	19.5	17.7
Cortiva – Pennsylvania	12.4	14.7	18.4
Cortiva – Scottsdale	16.2	13.4	14.4
Cortiva – Seattle	8.8	11.1	8.8
Cortiva – Tucson	10.6	21.3	17.3

Financial Responsibility Standards. An institution participating in the Title IV Programs must comply with certain measures of financial responsibility under DOE regulations. Among other things, an institution must achieve an acceptable composite score, which is calculated by combining the results of three separate financial ratios. If an institution's composite score is below the minimum requirement, but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under certain "zone alternative" requirements, including additional monitoring procedures and the heightened cash monitoring or the reimbursement methods of payment (the latter method would require the school to cover the costs of a student's enrollment and then seek reimbursement of such costs from the DOE). If an institution's composite score falls below this threshold level or is between the minimum for an acceptable composite score and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE in order to continue to participate in the Title IV Programs and may be subject to zone alternative and other requirements. The DOE measures the financial responsibility of all of our schools based on the composite score of the schools' parent company, Steiner Education Group, Inc., rather than each school individually. We expect the DOE to continue to evaluate the financial responsibility of our schools in the same manner. As of December 31, 2014, we have calculated our composite score to be in compliance with the DOE’s financial responsibility standards; however, the composite score is subject to review and confirmation by the DOE once our audited financial statements for the 2014 fiscal year have been received and reviewed.

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

Legislative and Regulatory Action. The Title IV Programs, under which most of our schools' students receive federal student financial assistance, are subject to political and budgetary considerations. The HEA, which authorizes the Title IV Programs, is subject to reauthorization on a periodic basis. The HEA was last reauthorized through September 30, 2014, but was automatically extended through September 30, 2015. The HEA also is subject to amendment at any time by Congress. We cannot predict when or the extent to which the HEA may be amended during the reauthorization process or at any other time or the effect on us of any such amendment of the HEA. In addition, funding is subject to annual appropriations bills and other laws. Accordingly, there is no assurance that funding for the Title IV Programs will be maintained at current levels. In addition, the DOE could take regulatory actions that could require us to adjust our practices or could limit or impact our Title IV eligibility. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on our results of operations and financial condition of our schools because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV Program funds.

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

In addition, the July 2011 DOE Regulations required institutions offering post-secondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering post-secondary distance education in that state. The regulations required an institution to document upon request by the DOE that it has the applicable state approval. On June 5, 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the new state authorization regulation with respect to distance education. The DOE subsequently issued a Dear Colleague Letter acknowledging the court's decision and stating that the DOE would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education. The DOE announced its intent to consider new regulations regarding state authorization for programs offered through distance education beginning with a negotiated rulemaking committee convening in February 2014, but to date the DOE has not published proposed or final regulations on this subject.

We have obtained accreditation and state approvals for our Arlington, Texas campus and have obtained approval from the DOE for the campus to participate in the Title IV Programs. In order to be eligible to participate in the Title IV Programs, the campus must, among other things, meet DOE requirements for being considered “legally authorized” in the State of Texas. If the DOE determines that a state agency’s approval does not comply with DOE requirements, the DOE has established a process under which the effective date of the requirements will be extended through June 30, 2015 if the state provides an explanation of how an additional one-year extension will permit the state to finalize its procedures so that the approvals provided to institutions comply with state authorization requirements and requests such extension.

The DOE has approved the Arlington campus to participate in the Title IV Programs. The DOE had previously notified us on August 4, 2014 that it had denied the application for DOE approval of the Arlington campus to participate in the Title IV programs based on the DOE’s conclusion that documentation of the authorization from the Texas Department of State Health Services (the “DSHS”) was insufficient to demonstrate compliance with DOE requirements and based on the documentation from the DSHS not containing the required explanation or extension request as referenced above. We subsequently requested the DOE to reconsider its determination based in part on additional documentation that we provided. The DOE responded by granting an extension of the effective date of the state authorization rule requirements until June 30, 2015 and approving the Arlington campus to participate in the Title IV Programs.

We also have two other campuses in Texas (Richardson and Houston) that have approvals from the DSHS and that the DOE recently approved in 2014 for continued participation in the Title IV Programs. Those two campuses, together with the Arlington campus, represent 14% of the total student population of our schools. If Texas does not change its law to clarify the authority of DSHS in a manner that complies with the state authorization rule of the DOE by June 30, 2015, and if the DOE does not grant a further extension of the effective date of the state authorization rule requirements, we could lose our authority to disburse Title IV funds to students enrolled at our three campuses in Texas, which would have a material adverse effect on our business, results of operations and financial condition.

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

Accrediting agencies conduct regular reviews of the institutions they accredit. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. The institution is then given the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order, seek additional information through reports required of the institution, or if the agency's concerns are not resolved, withdraw accreditation from the institution.

The Utah College of Massage Therapy (comprised of nine campuses) is accredited by ACCET. In July 2013, a total of eight programs at six campuses were subject to a programmatic show cause directive by ACCET, which requires an institution to demonstrate why the accreditation of these programs should not be withdrawn. Since July 2013, a total of 15 programs at eight campuses have been subjected to programmatic show cause at a point in time.

In December 2013, ACCET considered the application for reaccreditation of the Utah College of Massage Therapy and notified the institution that it voted to continue the institution’s accredited status pending further review at its April 2014 meeting and to issue an institutional show cause directive requiring the institution to show good cause why its accreditation should not be withdrawn. The institutional show cause was due primarily to job placement rates (and completion rates for certain programs). ACCET accreditation standards include a requirement that an accredited institution and its individual educational programs place a minimum percentage of graduates into qualified jobs with within a specified timeframe. The December 2013 notice from ACCET also identified several other issues in need of further clarification and/or resolution.

ACCET subsequently withdrew the institutional show cause action in April 2014. In its December 2014 meeting, ACCET voted to defer further consideration of the application for reaccreditation of the Utah College of Massage Therapy with good cause until April 2015 and reduced the number of programs under programmatic show cause to three massage therapy educational programs and also informed the institution to cease enrollments at four esthetics programs at its campus in Arizona while each program remained on programmatic show cause.

The actions taken in the December 2014 notice are based primarily on job placement rates that are below the minimums required by ACCET’s accreditation standards. We believe that job placement rates in these programs have been adversely impacted by, among other factors, the length of time and cost that it takes for a graduate to obtain professional licensure. The process of obtaining professional licensure can include several steps such as passage of a national examination and payment of applicable test fees, payment of application fees, passage of background checks (and payment of applicable fees) and satisfaction of other requirements, all of which vary from state to state. Moreover, the ultimate approval of a graduate's application for professional licensure is generally not subject to a specific timeline and is typically controlled by a state agency. We believe these factors have adversely impacted the length of time it takes for a graduate to become licensed. As a professional license is generally a prerequisite for employment in both the massage and skin care fields, we believe the length and cost of the licensure process has had a negative impact on the institution's job placement rates, within the timeframes established within ACCET’s standards.

We intend to submit a response to ACCET explaining why the accreditation of the three massage therapy and four esthetics educational programs currently on show cause should not be withdrawn, and why the four esthetics programs should not be required to continue ceasing enrollments, based on the job placement and other issues identified in the December 2014 notice. We cannot assure you that ACCET will agree with our position or will not take further action against the institution such as withdrawal of the accreditation of the three massage therapy educational programs, continuing to prohibit enrollments in and require the teach-out of the four esthetics programs, and/or taking other actions against the institution and/or its educational programs. Since accreditation is required for an institution or one of its educational programs to be eligible to participate in the federal student financial aid programs, the failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

In October 2014, COMTA notified the Virginia School of Massage ("VSM") that it had placed the school on probation based primarily on completion and job placement rates. In January 2015, COMTA notified VSM that is has accepted its improvement plan for placement rates but has added a status of Show Cause primarily related to completion rates. While we believe we have strong arguments, and are in the process of submitting a response to the probation and show cause order, we cannot assure you that COMTA will agree with those arguments or will not take further action against the school, including withdrawal of accreditation. VSM is institutionally accredited by ACCSC and relies on accreditation by ACCSC, not COMTA, in order to be eligible to participate in the federal student aid programs. VSM is not required to maintain COMTA programmatic accreditation in order for its graduates to obtain professional licensure, although the loss of COMTA accreditation could impact the reputation of VSM's programs or could impact VSM's institutional accreditation or state licensure. Since institutional accreditation and state licensure are required for a program to be eligible to participate in the federal student financial aid programs, failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

Change of ownership or control. The DOE, most state education agencies, and our accrediting agencies have standards pertaining to the change of control of schools, but these standards vary among agencies. If we or one of our schools experience a change of ownership or control under the standards of the DOE, applicable state agencies or accrediting agencies, we would be required to seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of our shares, acquisitions of schools from other owners, significant changes in the composition of a school's board of directors or certain other transactions or events, several of which are beyond our control. A change of control under the applicable standards would require the affected school to reaffirm or reapply for the applicable DOE certification, state authorization, or accreditation. In some cases, the approval must be obtained prior to the change of control. The failure of any of our schools to reestablish where necessary its DOE certification, state authorization or accreditation following a transaction involving a change of ownership or control would result in a suspension of operating authority, loss of accreditation, and/or suspension or loss of federal student aid funding.

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

Referral Fee Prohibitions. The laws in some of the states in which we operate, or may in the future operate, Ideal Image centers prohibit physicians and other health care providers from referring customers to centers in which the physician or other healthcare provider has a financial interest. Some states also have anti-kickback statutes which prohibit the payment for referrals. These laws may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director services, we may be required to terminate or restructure some or all of our relationships with, or refuse referrals from, these referring physicians or be subject to civil and administrative sanctions, including, but not limited to, refund requirements.

In states where applicable law prohibits the corporate practice of medicine, referral fees and fee splitting, generally, the Ideal Image centers are owned by physician-owned entities that provide the services to the Ideal Image centers' guests. As of February 2, 2015, 44 Ideal Image centers were owned by physician-owned entities (of the remaining 83 centers, 66 are owned by Ideal Image and 17 are franchised). Under what are typically multi-year agreements with the physician-owned entities, Ideal Image has responsibility for most of the non-medical operations of these centers, such as center management, administration, advertising of services, sale and inventory of retail products, marketing and support services and the acquisition and maintenance of equipment. In exchange for these services, Ideal Image receives a fee based on the fair market value of the services provided. The physician-owned entities are responsible, as required by state law, for the dispensing of customer care services and the exercise of medical judgment. We believe that our agreements with the physician-owned entities comply with applicable state law. However, it is possible that regulatory authorities or other parties, including the physician entity owners, could allege that our provision of these services and/or the amount of compensation that we are receiving for them violates one or more of the prohibitions referenced above. In that event, we could be subject to administrative, civil or criminal penalties, our agreements with the physician entities could be found to be invalid and we could be required to restructure our arrangements with these services providers in these states.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (collectively referred to as "HIPAA"), may require us to provide certain protections to customers and their health information, including limiting the uses and disclosure of customer health information existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical and technical safeguards with respect to customer health information maintained in electronic format. HIPAA provides for monetary penalties up to an annual maximum penalty of $1,500,000 for violations by us or our employees, based on the nature and extent of the violation and the nature and extent of the harm.

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

Employees

As of February 2, 2015, Steiner Leisure had a total of 7,027 employees. Of that number, 4,467 worked in spa operations, 1,701 represented management and sales personnel and support staff, 377 were involved in teaching at our massage and beauty schools, 336 represented medical professional employees of Ideal Image, 48 were involved in the bottling, distributing, warehousing and shipping of our beauty products, 76 were involved in the recruiting and training of spa personnel and 22 were involved in the training of Ideal Image professional employees. Shipboard employees typically are employed under agreements with fixed terms, generally of nine months. We have one spa manager on board each ship we serve. Most shipboard employees' compensation consists of a commission based on the volume of revenues generated by the employee. Shipboard managers receive incentive payments, including a commission based on the volume of revenue generated by their staff. Employees at our land-based spas and schools generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts. Our land-based spa therapists are generally paid on a commission basis. Land-based spa managers receive a salary, plus bonuses, if appropriate, based on various criteria. Our Ideal Image licensed professional employees are compensated based on the number of hours they work. A small number of our employees (all at a Bliss spa in New York City) are covered by a collective bargaining agreement. None of our other employees are covered by a collective bargaining agreement. We continue to be in negotiations with respect to the non-management employees of our luxury spa at the Atlantis and One&Only Ocean Club hotels in The Bahamas becoming subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of Steiner Leisure.

Name	Age	Position
Clive E. Warshaw	72	Chairman of the Board
Leonard I. Fluxman	56	President and Chief Executive Officer and a Director
Robert C. Boehm	60	Executive Vice President and General Counsel
Bruce Fabel	51	President of Ideal Image Development, Inc.
Glenn J. Fusfield	52	President and Chief Operating Officer of Steiner Transocean Limited
Sean C. Harrington	48	Managing Director of Elemis Limited
Michael Indursky	54	President - Bliss World Holdings, Inc.
Robert H. Lazar	51	Vice President - Finance and Chief Accounting Officer
Stephen B. Lazarus	51	Chief Operating Officer and Chief Financial Officer
Jeffrey Matthews	58	President and Chief Operating Officer of Mandara Spa Asia Limited
Robert Schaverien	50	Managing Director of Steiner Training Limited

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

Leonard I. Fluxman has served as our President and Chief Executive Officer since January 2001, and as a director since November 1995. From January 1999 to December 2000, Mr. Fluxman served as our President and Chief Operating Officer. From November 1995 through December 1998, he served as Chief Operating Officer and Chief Financial Officer of Steiner Leisure. Mr. Fluxman joined us in June 1994, in connection with the acquisition of Coiffeur Transocean (Overseas), Inc. ("CTO"), which operated a business similar to that of Steiner Group. Mr. Fluxman served as CTO's Chief Operating Officer from June 1994 until November 1996, and its Vice President - Finance from January 1990 until June 1994.

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

Bruce Fabel has served as President of our Ideal Image Development, Inc. subsidiary since December 2012. Prior to joining us, Mr. Fabel founded and led Vision Quest Consulting, which provided retail, leisure, healthy lifestyle, design and business leadership consulting services, from January 2003 until December 2012. From January 1999 through December 2002, Mr. Fabel served as Chief Operating Officer of GameWorks, a Universal Studios company. From December 1996 through January 1999, Mr. Fabel served as Executive Vice President, Global Retail for Calvin Klein, Inc. Mr. Fabel served as Vice President, Global Retail of Nike Inc. from November 1994 to December 1996. Mr. Fabel was with Warner Bros Studios for five years, serving as Vice President Retail Development from January 1989 until November 1994.

Glenn J. Fusfield has served as the President and Chief Operating Officer of our Steiner Transocean Limited subsidiary since January 2012. From April 2007 until December 2011, he served as our Executive Vice President and Chief Operating Officer - Maritime. From January 2001 until April 2007, he served as our Chief Operating Officer. Mr. Fusfield joined us in November 2000 as our Senior Vice President, Group Operations. Prior to joining us, Mr. Fusfield was with Carnival Cruise Line for 12 years, serving as Vice President, Hotel Operations from January 1999 to October 2000, and Director, Hotel Operations for Carnival from January 1995 until December 1998.

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

Stephen B. Lazarus has served as our Chief Operating Officer and Chief Financial Officer since January 2015. From August 2006 until January 2015, Mr. Lazarus served as our Executive Vice President and Chief Financial Officer. From July 2003 until August 2006, he served as our Senior Vice President and Chief Financial Officer. From October 1999 until joining us, he was Division Vice President and Chief Financial Officer for Rayovac Corporation's Latin America Division. From September 1998 through September 1999, Mr. Lazarus was Director, Financial Planning and Analysis for Guinness and Co., a division of Diageo Plc. Prior to that, Mr. Lazarus was with Duracell, Inc. (later a subsidiary of The Gillette Company) from February 1990 until April 1998, where he held finance and business positions of increasing responsibility. From February 1988 to January 1990, Mr. Lazarus was employed by Ernst & Young as a senior auditor.

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

Website Access to SEC Reports

Our website can be found at www.steinerleisure.com. Information contained on our website is not part of this report.

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

We Depend on Our Agreements with Cruise Lines and Land-Based Spas; if These Agreements Terminate, Our Business Would be Harmed

A significant portion of our revenues are generated from our cruise ship spa operations. The cruise line agreements have specific terms, ranging from one to eight years with an average remaining term per ship of approximately three years as of February 2, 2015 (excluding the Celebrity agreement, which expired in December 2013). As of that date, cruise line agreements that expire within one year covered 19 of the 148 ships served by us. These 19 ships accounted for approximately 4.4% of our 2014 revenues. We cannot assure you that any of these agreements, or any of our other cruise line agreements, will be renewed after their expiration date or that any renewal will be on similar terms. Also, we cannot assure you that upon renewal, these agreements will not cause reductions in our margins. Typically, the amounts we pay to cruise lines and land-based venues increase upon our entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of February 2, 2015, agreements for four ships provided for termination for any reason by the cruise line on 90 days' notice, and, with respect to five ships, we are operating without written agreements. These nine ships (which are included in the 19 ships referenced above) accounted for 2.8% of our 2014 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based spa agreements also provide for termination with limited advance notice under certain circumstances.

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

The weakened United States and other world economies in recent years, including the impact on consumers and businesses of high fuel costs and tighter credit, had an adverse effect on the discretionary spending of consumers, including spending on cruise vacations and our services and products. In order for the cruise industry to maintain its market share in a difficult economic environment, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. While the economies in North America and certain other regions have improved, and fuel prices have eased recently, these conditions adversely affected our results of operations in certain prior years. Though discretionary spending of passengers on certain cruise lines has increased, the recurrence of the more severe aspects of these challenging economic conditions and/or increases in fuel costs could have a material adverse effect on the cruise industry and also could have a material adverse effect on our results of operations.

Despite the general historic trend of growth in the volume of cruise passengers, in 2015 and future years, the  global economic environment could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant decrease in passenger volume could have a material adverse effect on our results of operations and financial condition.

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

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Changes in airline service to cruise embarkation and disembarkation locations could adversely affect us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks or armed hostilities, could adversely affect the ability of cruise passengers or our shipboard staff to reach their ports of embarkation, or could cause cancellation of cruises.

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

Loss of a Significant Cruise Line Customer Could Harm Us

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of our total revenues in 2014, 2013 and 2012, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess and Seabourn Cruise Lines): 24.8%, 24.4% and 25.7% and Royal Caribbean (including Royal Caribbean, Pullmantur, Celebrity (until the second quarter of 2014, at which point we ceased serving Celebrity ships) and Azamara cruise lines): 10.6%, 13.9% and 14.8%. These companies also accounted for 118 of the 148 ships served by us as of February 2, 2015. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition.

The Success of Our Hotel Spas Depends on the Hospitality Industry

As of February 2, 2015, our hotel and resort spa operations are conducted at 56 land-based venues located in a total of 12 countries, plus one United States territory. We are dependent on the hospitality industry for the success of these spas. To the extent that consumers do not choose to stay at venues where we operate spas, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the hotels where we have operations. Periods of economic slowdown result in reduced hotel occupancy rates and decreased spending by hotel guests, including at the hotels where we operate spas. The recurrence of challenging economic conditions, as well as instances of increased fuel costs, which have occurred in certain prior years, could result in lower hotel occupancy, which would have a direct, adverse effect on the number of hotel guests that purchase our spa services and products at the venues in question. Accordingly, such lower occupancy rates at the hotels we serve could have a material adverse effect on our results of operations and financial condition.

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

Risks Related to Acquisitions and Expansion

One of the ways that we have grown our business has been through acquisitions of existing businesses, including, in the last few years, the acquisitions of Onboard, Ideal Image and Cortiva. Acquisitions have represented a significant amount of our growth in the past. We will continue to consider strategic acquisitions of existing businesses that are compatible with or enhance our existing operations. Any such acquisitions would be subject to various risks, including, without limitation, the risk that we will not be able to operate a business as successfully as it was operated prior to its acquisition, the risks associated with investing financial and other of our resources in effectuating an acquisition that may not be ultimately beneficial to the Company, the risk that the purchase price we pay for an acquisition does not, in fact, represent a fair price for the transaction as a result of fraud or other misconduct on the part of the seller in the transaction, the possible loss of key employees, vendors or customer relationships of acquired entities and the risk that we may not be able to successfully integrate any new business that we acquire into our then existing operations.

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

With respect to our schools' operations, acquisitions involve regulatory risks, as described below. In addition, we may also consider expanding through the creation of new schools or the establishment of branches in new locations of one or more of our existing schools, such as we recently did with the opening of our Richardson and Houston campuses as branches of UCMT and our Arlington campus as a branch of Cortiva Institute – Pinellas Park. Generally, establishing new schools or new branch campuses of our existing schools involve a significant amount of financial and other resources of the Company. Despite any such investment of funds and other resources, we cannot assure you that any new school or branch campus that we may establish in the future would be successful. The acquisition of new schools, or the establishment of new schools or new branch campuses, require us to obtain approvals of the DOE and the applicable state licensing agencies and accrediting agencies and are subject to the applicable limitations and requirements of those agencies. Depending on the situation, we may be required to obtain the required approvals before or after the acquisition or establishment of new schools or new branches. We cannot assure you that we would receive these approvals on a timely basis or at all.

We Depend on a Limited Number of Product and Equipment Manufacturers

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, BlissLabs, Remède, Laboratoire Remède, Mandara Spa and Mandara brands. Many of our products are produced for us by highly regarded and premier United States and European manufacturers. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could adversely impact our results of operations and financial condition.

Ideal Image depends on single manufacturers as sources of equipment for the provision of each of its laser hair removal, tattoo removal and body contouring services. Ideal Image does not have agreements with these manufacturers which would require the manufacturers to continue providing these devices to Ideal Image. If Ideal Image were unable to continue to acquire this equipment from these manufacturers, Ideal Image would be required to seek other manufacturers of these devices or a manufacturer of alternative devices. We cannot assure you that the devices we currently use or equivalent devices would be available at prices that are economically beneficial to us or otherwise. Any lack of availability for more than a brief period of time of the laser hair removal, tattoo removal or body contouring services equipment we use to provide our Ideal Image services could adversely impact our results of operations and financial condition.

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

We are Required to Make Minimum Payments Under Our Agreements and Face Increasing Payments to Cruise Lines and Owners of Our Land-Based Venues

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2014, these payments are required by cruise line agreements covering a total of 93 ships served by us and by 22 of the agreements for our land-based spas.

As of December 31, 2014, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) of approximately $101.6 million in 2015, $8.0 million in 2016, $8.0 million in 2017, $8.0 million in 2018 and $8.0 million in 2019. These amounts could increase under new or renewed agreements. Some of the minimum annual payments are calculated based upon minimum amounts per passenger per day of a cruise for passengers actually embarked on each cruise of the respective ship. These payments could significantly increase the minimum payments set forth above. The amounts set forth for the years after 2015 are the amounts that are currently calculable. It is anticipated that the actual amounts for each of those years will be significantly higher than the amounts indicated. In general, we have experienced increases in required payments to cruise lines upon renewing, or entering into, new agreements with cruise lines.

As of December 31, 2014, we guaranteed total minimum payments to owners of our land-based venues of approximately: $6.1 million in 2015, $4.2 million in 2016, $2.7 million in 2017, $1.9 million in 2018, $1.4 million in 2019 and $2.1 million thereafter. These amounts could increase under new or renewed agreements.

We Depend on the Continued Viability of the Ships and Land-Based Venues We Serve

Our revenues from our shipboard guests and guests at our land-based spas can only be generated if the ships and land-based venues we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. In addition, the parent company of two of the hotels where we operate luxury spas filed for protection under the federal bankruptcy laws several years ago, although it has since been sold to a new owner and continues to operate. We cannot be assured of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of spa facilities) or cruise lines that we serve, particularly in the event of recurrence of the more severe aspects of the economic slowdown experienced in certain prior years. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate, our results of operations and financial condition could be adversely affected.

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

Increased Costs Could Adversely Impact our Financial Results

In addition to the adverse effects on consumers of high fuel costs described above, periods of higher fuel costs adversely affect us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as those experienced in certain prior years, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we have utilized. Increased transportation costs associated with increased fuel costs also add to the costs of delivery of our products to the ships we serve and other destinations. Higher fuel charges also increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our land-based spas and also increase the cost of utilities at our land-based spas. Periods of increasing fuel costs would likely cause these transportation costs to correspondingly increase. Extended periods of increased airfares could adversely impact our results of operations and financial condition.

Increases in prices of other commodities utilized by us in our business could adversely affect us. For example, in certain prior years, as a result of increases in the cost of cotton, the cost to us of linens and uniforms utilized in our operations has increased. Our land-based spa operations also have experienced an increase in the cost of electrical utilities. A continuing increase in these costs or similar costs applicable to our operations could adversely impact our results of operations and financial condition.

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

In December 2014, the United Kingdom government announced that it will introduce a “diverted profits tax” which will seek to apply a 25% tax rate to profits of large multinational enterprises (such as the Company) which have been diverted from the United Kingdom by means of transactions through related entities with insufficient economic substance. It is anticipated that the definitive version of this legislation will be effective April 1, 2015. While we believe that all of our affiliated entities and the transactions among them have the required commercial substance, among other things, because the preliminary version of these new rules has been drafted very broadly, we cannot assure you that our U.K.-connected related party transactions and entities will be outside the scope of the final version of these rules. If we are, in fact, subject to this new tax, this could have a material adverse effect on our results of operations and financial condition.

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

We Face Competition on Ships and on Land

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to ours seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and disposable income, and cruise ships are increasingly offering itineraries providing for greater numbers of port days. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. Certain cruise lines we formerly served have engaged the services of third parties or their own personnel for the operation of the spas for all or some of their ships. Additional cruise lines could take similar actions in the future. In addition, there are several other entities offering services in the cruise industry similar to those provided by us and we cannot assure you that we will be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

Many of the land-based venues that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and disposable income. Our land-based spas also compete with other spas in their vicinities, as well as with other beauty, relaxation or other therapeutic alternatives. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide in our respective markets. In addition, we also compete, both for customers and for contracts with hotels, with spas and beauty salons owned or operated by companies that have offered their land-based spa services longer than we have, some of which enjoy greater name recognition with customers and prospective customers than spas operated by us. Also, a number of these spa operators may have greater resources than we do. Further, some hotel operators provide spa services themselves.

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

The cosmetic services industry (including laser hair removal, PicoSure tattoo removal, Ultherapy, facial rejuvenation services, body contouring services, and medi-spa and cosmetic services) is highly competitive with many competitors throughout the United States, including physicians in single and multi-specialty practices, medical spas and independent spa services businesses. Some of those competitors offer the same services (including competitors who charge less for such services than we do) and others also offer alternative services which are less expensive than the cosmetic procedures we offer, including waxing, electrolysis and facials.

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

Severe Weather Can Disrupt Our Operations

We operate spas in the Caribbean, the Pacific, Asia and other locations which have in the past, and may in the future, be subject to severe weather conditions, including hurricanes, earthquakes and other destructive storms. In addition, hurricane conditions caused us to temporarily close certain of our North American spas during 2011. Similar storms or other destructive natural occurrences affecting the areas in which we, or the cruise lines we serve, have operations could materially adversely affect our results of operations and financial condition.

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

We May Have Insufficient Liquidity to Take Advantage of Some Available Opportunities

We have been required, in connection with a number of our hotel spa agreements, to incur the cost of the build-out of all or a portion of the hotel spa facilities in amounts up to $21.8 million (including an advance of $6.2 million to cover construction costs), including, in 2011, $5.2 million for the spa at the Tropicana Las Vegas Hotel and Casino. Any spas we may wish to operate in the future could require build-out expenditures, and we cannot assure you that we would have available sufficient resources to take advantage of any such opportunity. We also cannot assure you that any such investment will yield a beneficial return to us.

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

●

If the land-based venue or operator owner files for bankruptcy or otherwise has financial problems prior to the opening of the spa, the spa may never commence operations. We may lose substantial funds expended on the build-out to that point if we lose our rights to build out and/or operate that spa as a result of a bankruptcy or similar proceeding. For example, the parent company of two of the hotels where we operate luxury spas has filed for protection under Chapter 11 of the Bankruptcy Code. While that hotel was subsequently sold to a new owner and we continue to conduct our operations there, we cannot assure you that our operations at other facilities we operate will not be subject to bankruptcy proceedings or other financial problems. Such proceedings or other problems at a land-based spa could have a material adverse effect on our operations at that venue.

In addition, openings of new land-based spas may be delayed for reasons not related to build-outs. Among other things, adverse local economic or political conditions, hostility in the region, unavailability of labor or outbreaks of illnesses could delay commencement of our operations at land-based spas beyond the dates which we may have announced to the public.

The construction and bankruptcy risks related to spa venue owners are also applicable to the build-out and openings of new schools that we propose to operate. In addition, the regulatory approvals required for our schools and the need to recruit for appropriately licensed personnel for our Ideal Image centers could also cause delays in proposed and announced opening dates for these facilities.

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

We offer payment plans to help students pay that portion of their education expense not covered by financial aid programs, including plans under which these balances are unsecured and not guaranteed. As a result of the July 2011 DOE Regulations and a reduction in the availability of other financing alternatives for our students, the number of our students utilizing these payment plans has increased. Losses related to unpaid student balances could have a material adverse effect on the results of operations and financial condition of our schools. We are required to comply with federal and state laws applicable to payment plans and are subject to oversight and enforcement by federal and state agencies with respect to our lending and other activities. The loss of our ability to offer these payment plans to students as a result of being penalized for failing to comply with the applicable laws and regulations governing such payment plans or as a result of changes in the applicable laws or regulations that would preclude us from offering these plans could have a material adverse effect on our results of operations and financial condition.

The success of our schools also depends on our ability to attract and retain sufficient numbers of faculty members with appropriate qualifications and experience, and we can provide no assurance that we will be able to retain such faculty when, and in the locations, needed.

Inability of our Graduates to Obtain Professional Licenses or Certification in Their Chosen Field of study Could Result in Declining Enrollments and Revenues or Student Claims Against us.

Many of our students require professional licenses and certifications in order to obtain employment in their chosen fields. Many factors affect a student’s ability to become licensed, including whether the student’s program and institution are accredited by a particular accrediting commission or approved by a professional association or by the state in which the student seeks employment, passage of licensure examinations and the student’s own qualifications. If one or more states or  local governments deny licenses, certifications or employment eligibility to a significant number of our students, or if there is a significant delay in the processing of licensure applications for a significant number of our students, our reputation could be harmed and we could be subject to regulatory concerns and declining enrollments in those institutions or programs, or face student claims or litigation that could negatively affect our revenues and results of operations.

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

Risks to our Operations Related to Weather

A number of our Schools division campuses and Ideal Image centers are located in Florida, which, from time to time, experiences severe hurricanes. Such hurricanes cause businesses in that state, including some of our locations, to close for varying periods of time. We also have Schools division campuses and Ideal Image locations located in states that experience other severe weather occurrences. In the winter of 2015, our Mid-Atlantic, Baltimore, Boston, Hoboken and Pennsylvania campuses were forced to close during severe winter storms that affected multiple regions in the United States. This severe weather also has caused us to close a number of our Ideal Image centers and Bliss locations for various periods of time. In the fall of 2012, our Hoboken, New Jersey Schools division campus was closed for approximately a month as a result of Hurricane Sandy and in almost every year during the winter months, including during the current winter, one or more Schools division campuses and Ideal Image centers are impacted to some extent by heavy snow and/or other severe weather conditions, resulting in closures from time to time. To the extent that these types, or any other type, of severe weather occurs again in states where we operate our schools and Ideal Image centers, some of those locations could be required to close for periods of time which could, particularly if such severe weather results in damage to our facilities, materially adversely affect the results of operations and financial condition of our schools and Ideal Image operations. Prolonged closings of our facilities due to adverse weather (or otherwise) also could adversely affect our ability to successfully market our schools to prospective students and Ideal Image customers.

Impact of Economy on Our Schools

We believe that many students pursue post-secondary education to be more competitive in the job market. The perception of the economy by prospective students of our Schools can impact our Schools by influencing their perception of job prospects, placement rates and the willingness of students to incur loans to pay for post-secondary education, which could have a material adverse effect on the results of operations and financial condition of our Schools, as enrollment and our ability to maintain minimum job placement rates required by our accrediting agencies and, in some cases, by our state licensing agencies, would suffer. A recurrence of the economic slowdown experienced in certain prior years also can adversely affect the ability of our students to repay their student loans. This would hurt us because default rates on government insured loans are a criterion to be met to maintain our eligibility to participate in the Title IV Programs and defaults on loans directly from us to students reduce our revenues.

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

Administrative Capability

Regulations adopted by the DOE specify criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in the Title IV Programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations; have capable and sufficient personnel to administer the federal student financial aid programs; have acceptable methods of defining and measuring the satisfactory academic progress of its students; provide financial aid counseling to its students; and submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, or any other of the legal and regulatory requirements of the Title IV Programs, the DOE may require the repayment of federal student financial aid funds improperly disbursed or retained; transfer the institution from the "advance" system of payment of federal student financial aid funds to the "reimbursement" system of payment or "cash monitoring;" place the institution on provisional certification status; or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in the Title IV Programs.

If one or more of our schools loses or is limited in its access to, or is required to repay, federal student financial aid funds due to a failure to demonstrate administrative capability or to comply with other requirements of the Title IV Programs, our schools business could be materially adversely affected.

Legislative and Regulatory Action

The Title IV Programs, under which most of our schools' students receive federal student financial assistance, are subject to political and budgetary considerations. The HEA, which authorizes the Title IV Programs, is subject to reauthorization on a periodic basis. The HEA was last reauthorized through September 30, 2014, but was automatically extended through September 30, 2015. The HEA also is subject to amendment at any time by Congress. We cannot predict when or the extent to which the HEA might be amended during the reauthorization process or at any other time. In addition, funding is subject to annual appropriations bills and other laws. Accordingly, there is no assurance that funding for the Title IV Programs will be maintained at current levels. In addition, the DOE could take regulatory actions that could require us to adjust our practices or could limit or impact our Title IV Program eligibility. The loss of, or a significant reduction in, Title IV Program funds would have a material adverse effect on the results of operations and financial condition of our schools, because the schools' student enrollment would be likely to decline, as many of our students would be unable to finance their education without the availability of Title IV Program funds.

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

State Regulation and Accreditation

Our schools are also subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. Our schools also must be legally authorized to offer post-secondary educational programs of instruction in the states in which they are physically located in order to participate in the Title IV Programs. State laws vary from state to state, but, generally, require schools to meet tests relating to financial matters, administrative capabilities, faculty qualifications, educational criteria, location and nature of facilities, new programs and student instruction, marketing and recruitment, and the rates at which students complete their programs and the rates at which students are placed into employment. Any failure by one of our schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for the Title IV Programs.

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

In addition, the DOE announced its intent to consider new regulations regarding state authorization for programs offered through distance education beginning with a negotiated rulemaking committee convening in February 2014, but, to date, the Department has not published proposed or final regulations on this subject. We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions.

We have obtained accreditation and state approvals for our Arlington, Texas campus and have obtained approval from the DOE for the campus to participate in the Title IV Programs. In order to be eligible to participate in the Title IV Programs, the campus must, among other things, meet DOE requirements for being considered “legally authorized” in the State of Texas. If the DOE determines that a state agency’s approval does not comply with DOE requirements, the DOE has established a process under which the effective date of the requirements will be extended through June 30, 2015 if the state provides an explanation of how an additional one-year extension will permit the state to finalize its procedures so that the approvals provided to institutions comply with state authorization requirements and requests such extension.

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

We also have two other campuses in Texas (Richardson and Houston) that have approvals from DSHS and that DOE recently approved in 2014 for continued participation in the Title IV Programs. Those two campuses, together with the Arlington campus, represent 14% of the total student population of our schools. If Texas does not change its law to clarify the authority of DSHS in a manner that complies with the state authorization rule of the DOE by June 30, 2015 and if the DOE does not grant a further extension of the effective date of the state authorization rule requirements, we could lose our authority to disburse Title IV funds to students enrolled at our three campuses in Texas, which would have a material adverse effect on our business, results of operations and financial condition.

Accreditation

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

Accrediting agencies conduct regular reviews of the institutions they accredit. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. The institution is then given the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order, seek additional information through reports required of the institution, or if the agency's concerns are not resolved, withdraw accreditation from the institution.

The Utah College of Massage Therapy (comprised of nine campuses) is accredited by ACCET. In July 2013, a total of eight programs at six campuses were subject to a programmatic show cause directive by ACCET, which requires an institution to demonstrate why the accreditation of these programs should not be withdrawn. Since July 2013, a total of 15 programs at eight campuses have been subjected to programmatic show cause at a point in time.

In December 2013, ACCET considered the application for reaccreditation of the Utah College of Massage Therapy and notified the institution that it voted to continue the institution’s accredited status pending further review at its April 2014 meeting and to issue an institutional show cause directive requiring the institution to show good cause why its accreditation should not be withdrawn. The institutional show cause was due primarily to job placement rates (and completion rates for certain programs). ACCET accreditation standards include a requirement that an accredited institution and its individual educational programs place a minimum percentage of graduates into qualified jobs with within a specified timeframe. The December 2013 notice from ACCET also identified several other issues in need of further clarification and/or resolution.

ACCET subsequently withdrew the institutional show cause action in April 2014. In its December 2014 meeting, ACCET voted to defer further consideration of the application for reaccreditation of the Utah College of Massage Therapy with good cause until April 2015 and reduced the number of programs under programmatic show cause to three massage therapy educational programs and also informed the institution to cease enrollments at four esthetics programs at its campus in Arizona while each program remained on programmatic show cause.

The actions taken in the December 2014 notice are based primarily on job placement rates that are below the minimums required by ACCET’s accreditation standards. We believe that job placement rates in these programs have been adversely impacted by, among other factors, the length of time and cost that it takes for a graduate to obtain professional licensure. The process of obtaining professional licensure can include several steps such as passage of a national examination and payment of applicable test fees, payment of application fees, passage of background checks (and payment of applicable fees) and satisfaction of other requirements, all of which vary from state to state. Moreover, the ultimate approval of a graduate's application for professional licensure is generally not subject to a specific timeline and is typically controlled by a state agency. We believe these factors have adversely impacted the length of time it takes for a graduate to become licensed. As a professional license is generally a prerequisite for employment in both the massage and skin care fields, we believe the length and cost of the licensure process has had a negative impact on the institution's job placement rates, within the timeframes established within ACCET’s standards.

We intend to submit a response to ACCET explaining why the accreditation of the three massage therapy and four esthetics educational programs currently on show cause should not be withdrawn, and why the four esthetics programs should not be required to continue ceasing enrollments, based on the job placement and other issues identified in the December 2014 notice. We cannot assure you that ACCET will agree with our position or will not take further action against the institution such as withdrawal of the accreditation of the three massage therapy educational programs, continuing to prohibit enrollments in and require the teach-out of the four esthetics programs, and/or taking other actions against the institution and/or its educational programs. Since accreditation is required for an institution or one of its educational programs to be eligible to participate in the federal student financial aid programs, the failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

In October 2014, COMTA notified the Virginia School of Massage ("VSM") that it had placed the school on probation based primarily on completion and job placement rates. In January 2015, COMTA notified VSM that is has accepted its improvement plan for placement rates but has added a status of Show Cause primarily related to completion rates. While we believe we have strong arguments, and are in the process of submitting a response to the probation and show cause order, we cannot assure you that COMTA will agree with those arguments or will not take further action against the school, including withdrawal of accreditation. VSM is institutionally accredited by ACCSC and relies on accreditation by ACCSC, not COMTA, in order to be eligible to participate in the federal student aid programs. VSM is not required to maintain COMTA programmatic accreditation in order for its graduates to obtain professional licensure, although the loss of COMTA accreditation could impact the reputation of VSM's programs or could impact VSM's institutional accreditation or state licensure. Since institutional accreditation and state licensure are required for a program to be eligible to participate in the federal student financial aid programs, failure by this school to satisfactorily resolve this order could have a material adverse effect on our schools' business, results of operations and financial condition.

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

Moreover, if we or one of our schools experiences a change of ownership or control under the standards of the DOE, applicable state agencies or accrediting agencies, we would be required to seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of our shares, acquisitions of schools from other owners, significant changes in the composition of a school's board of directors or certain other transactions or events, several of which are beyond our control. A change of control under the applicable standards would require the affected school to reaffirm or reapply for the applicable DOE certification, state authorization, or accreditation. In some cases, the approval must be obtained prior to the change of control. The failure of any of our schools to reestablish where necessary its DOE certification, state authorization or accreditation following a transaction involving a change of ownership or control would result in a suspension of operating authority, loss of accreditation, and/or suspension or loss of federal student aid funding.

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

The DOE intends to use the negotiated rulemaking process during 2015 to develop new regulations on other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions.

Gainful Employment Rules

In October 2014, the DOE issued final regulations on gainful employment requiring each of our educational programs to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions. The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.

The final regulations have a general effective date of July 1, 2015. The new regulations could require us to change or eliminate certain programs or result in the loss of our students’ access to Title IV federal student aid for impacted programs, which could have an adverse effect on our schools' business.

"90/10 Rule"

Under this rule, an institution (including any of its additional locations) will cease to be eligible to participate in the Title IV Programs if, on a cash accounting basis, the institution derived more than 90% of its revenues (as calculated under the HEA and DOE regulations) from the Title IV Programs for each of two consecutive fiscal years. An institution which fails to satisfy the 90/10 Rule for one fiscal year is placed on provisional certification and may be subject to other sanctions. If one of our institutions fails to comply with the 90/10 Rule, the institution (including its main campus and all of its additional locations) could lose its eligibility to participate in the Title IV Programs. Since the expiration of such relief, we have experienced adverse effects on our ability to comply with this rule and may experience an increase to such adverse effects on our ability to comply with this rule in the future. Moreover, if Congress or the DOE were to modify the 90/10 rule by lowering the 90% threshold, counting other federal funds in the same manner as Title IV funds in the 90/10 calculation, or otherwise amending the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), these or other changes to the 90/10 Rule could adversely affect our ability to the comply with the 90/10 Rule.

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

Default Rates

Our institutions (including their main campuses and all additional locations) could lose their eligibility to participate in some or all of the federal student financial aid programs if their cohort default rates fail to remain below statutory and regulatory benchmarks. For each federal fiscal year, the DOE calculates for each institution participating in the Title IV Programs a "cohort default rate" measuring the percentage of students who default on certain Title IV loans under a methodology prescribed under the HEA and DOE regulations. Under current law, the cohort default rate for the fiscal year is based on the percentage of students who enter into repayment on a FFEL or Direct Loan during the fiscal year and default on the loan on or before the end of the fiscal year or the subsequent two federal fiscal years. An institution may lose its eligibility to participate in some or all the Title IV Programs if, for each of the three most recent federal fiscal years for which information is available, 30% or more of its students who became subject to a repayment obligation in that federal fiscal year defaulted on such obligation by the end of the federal fiscal year or the subsequent two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all the Title IV Programs if its cohort default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the DOE. An institution whose cohort default rate equals or exceeds 30% for two of the three most recent federal fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

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

Government Regulation – Labor and Security Matters

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

Government Regulation - Products

Our advertising and product labeling practices in the United States are subject to regulation by the Federal Trade Commission and the Food and Drug Administration, as well as various other federal, state and local regulatory authorities. To the extent that the packaging or promotional materials for our products are deemed to be making claims of medical efficacy, this could result in closer scrutiny by regulatory authorities. If government regulators were to determine that any of our products were being sold through exaggerated claims of medical efficacy, among other things, sales of such products in the United States could be barred. The contents of our products that are sold in the United States also are subject to regulation in the United States. We are subject to similar regulation under the laws of the United Kingdom and certain European Union laws. Federal, state and local regulations in the United States and non-United States jurisdictions, designed to protect consumers or the environment, could increase the cost of, or otherwise materially adversely affect, the advertising, manufacturing and packaging of our products and can subject us to liability in private civil lawsuits. Our products also are subject to rules relating to importation and sales in a number of the countries where we sell our products. These regulations require us to expend resources related to compliance with these rules in order to be able to import and/or sell our products in those countries.

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

Referral Fee Prohibitions Could Impair Ideal Image's Business

The laws in some of the states in which we operate or, may in the future operate, Ideal Image centers prohibit physicians and other health care providers from referring customers to centers in which the physician or other healthcare provider has a financial interest. Some states also have anti-kickback statutes which prohibit the payment for referrals. These laws may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director services, we may be required to terminate or restructure some or all of our relationships with, or refuse referrals from, these referring physicians or be subject to civil and administrative sanctions, including, but not limited to, refund requirements. Such events could cause physicians to not refer customers to our centers and could adversely affect our ability to procure the services of medical directors, each of which circumstances could materially adversely affect our Ideal Image business.

HIPAA

The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (collectively referred to as "HIPAA"), requires us to provide certain protections to customers and their health information, including limiting the uses and disclosure of customer health information existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical and technical safeguards with respect to customer health information maintained in electronic format. HIPAA provides for monetary penalties up to an annual maximum penalty of $1,500,000 for violations by us or our employees, based on the nature and extent of the violation and the nature and extent of the harm. Any violation of HIPAA by us or one of our employees could lead to substantial penalties, which could adversely impact the conduct of our Ideal Image business as well as the results of operations and financial condition of that business.

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

Government Regulation - Land-Based Spas

Our land-based spa operations are subject to applicable regulations in the locations where such operations are conducted, which requires our businesses and the individuals providing the services to be licensed. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local immigration laws could impede our ability to obtain work permits needed for employees at our land-based spas. In addition, a number of countries have complex regulations related to importation of products, including our products, that we use or sell at our spas. Compliance with those regulations can be time-consuming and expensive. To the extent we would only be operating one spa in a country which has such a regulatory scheme, unless it were to be a very large spa, it may not be economically viable for us to use and sell our products at that spa. In such a case, locally available products of suitable quality may not be available to us on economically beneficial terms or at all as a replacement for our products. Accordingly, such product importation regulations could preclude us from operating spas in one or more countries where we otherwise believe such operations could be beneficial for us.

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

As the types of services we offer increase, such as the additions of acupuncture, teeth whitening, medi-spa and cosmetic services, laser hair removal, tattoo removal, skin tightening services, facial rejuvenation and body contouring services, the potential for claims against us also could increase. We self-insure potential claims regarding certain of our medi-spa services.

High visibility claims also could cause us to receive adverse publicity and suffer a loss of sales, and, therefore, our results of operations and financial condition could be materially adversely affected in such cases.

We are, and may in the future be, subject to other legal proceedings, including claims presented as class actions. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of these matters could have a material adverse effect on our results of operations and financial condition and cash flows.

We Face Risks Relating to the Financing of Ideal Image Services

Very few of Ideal Image's customers pay for their services in full in advance. Most Ideal Image customers pay for the services in one of the following ways: (i) through loans from a third party financing source which provides funding for the purchases to many of Ideal Image's customers, (ii) financing from other third party sources, for customers who have higher credit risk profiles (we are subject to recourse in the event of non-payment of these loans), (iii) payment for the services on a pro-rata basis each time a service is performed, (iv) monthly payments over the course of a 12 month period made by automatic deduction from a customer's credit card, (v) monthly payments over the course of an 18 month period made by automatic deduction from a customer's credit card, (vi) cash, checks and gift card redemptions and (vii) other payment terms that are extended by Ideal Image. Accordingly, unless customers use third party financing sources (we pay the bank fees for certain of these loans to our customers), we face the risk that Ideal Image's customers who agree to purchase services may, in fact, not fulfill their payment obligations in connection with such agreements.

We rely on a single third party financing source to provide most of the funding for services purchased by customers of Ideal Image. That financing source is not required to make a loan to any particular Ideal Image customer. In addition, while we have an agreement with this provider, we cannot assure you of the continued availability of this financing source to provide funding for Ideal Image services. If this financing source were to cease providing such funding to Ideal Image customers and we were not able to find a replacement for such lender, Ideal Image would be required to provide, on its own behalf, financing alternatives to customers similar to those of our current primary customer lender or suffer a loss of customers and a reduction in our revenues. We provide no assurance that the single third party financing source relationship will continue. The cessation of this third party financing source relationship could have a material adverse effect on our results of operations and financial condition.

In addition, if interest rates increase or the primary financing source currently providing financing to Ideal Image's customers or other financial institutions decide to restrict credit to consumers in general or for our services specifically, our results of operations and financial condition could be materially adversely affected since many of Ideal Image's customers utilize third party financing to pay for services at Ideal Image.

The Financial Environment Could Put Our Cash at Risk

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

Need to Expand our Spa Services

The demands of consumers with respect to spa services and products continue to evolve. Among other things, there is a continuing trend to add services at spa facilities similar to those traditionally provided in medical facilities, including services relating to skin care. In order for us to maintain our base of customers and expand our spa business, we must continue to expand our menu of services to keep up with these demands, as we have done in recent years by offering teeth whitening, acupuncture, medi-spa, tattoo removal, skin tightening services, facial rejuvenation and body contouring services. These services, as well as other services that consumers may demand, may enhance our exposure to liability for injuries to our customers, including as a result of our inability to obtain insurance for some of the treatments. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs. We also cannot assure you that we will be able to continue to expand our spa services sufficiently to keep up with consumer demand.

Risk Relating to Customer Leads

Beginning in the latter part of 2013 and continuing through 2014, there was a decline in the number of Ideal Image customer leads generated through our marketing efforts. We are taking steps to address this decline through changes in our marketing strategy and tactics. However, we cannot assure you that these efforts will be successful in addressing this matter, and, if they are not successful, our results of operations and financial condition would be adversely affected.

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

Currency Risk

Fluctuations in currency exchange rates compared to the U.S. Dollar can impact our results of operations, most significantly because we pay for the administration of recruitment and training of our shipboard personnel and the manufacturing of our Elemis and La Thérapie products in U.K. Pounds Sterling and Euros. Accordingly, while the relative strength of the U.S. Dollar has improved recently, renewed weakness of the U.S. Dollar against those currencies can adversely affect our results of operations, as has occurred in some recent years. To the extent that the U.K. Pound Sterling or the Euro is stronger than the U.S. Dollar, our results of operations and financial condition could be adversely affected.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our hotel spas are operated under agreements with the hotel operators or owners, as the case may be, of those venues. Except as set forth below, our administrative offices, schools, Ideal Image centers, day spa facilities and other facilities are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and the office of Management Services is located in Coral Gables, Florida. The administrative office of our Steiner Training Limited subsidiary is located near London, England, in a building owned by the family of Clive Warshaw, our Chairman of the Board, and Michèle Steiner Warshaw, a director of Steiner Leisure and an officer of its Cosmetics Limited subsidiary. We administer Mandara's United States, Caribbean and South Pacific operations from our offices in Coral Gables. We administer Mandara's Asian and Central Pacific operations from offices in Kuala Lumpur, Malaysia and our Guam operations from an office on that island. We administer our Bliss and Remède operations primarily from Bliss Inc.'s offices in New York City. We maintain an office for marketing, public relations and other activities of Elemis in London.

In April 2012, we purchased the Coral Gables, Florida building where Management Services previously leased a portion of the building for its offices. Management Services utilizes most of the space in that building and leases other space in the building to third parties.

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

Our massage therapy and beauty schools' campuses (which include administrative offices) are located in Arizona (Phoenix, Scottsdale, Tempe and Tucson), Colorado (Aurora and Westminster), Connecticut (Groton, Newington and Westport), Florida (Maitland, Miami, Pompano Beach, Pinellas Park and Sarasota), Illinois (Chicago, Crystal Lake and Joliet), Maryland (Linthicum), Massachusetts (Watertown), Nevada (Las Vegas), New Jersey (Hoboken and Wall), Pennsylvania (King of Prussia and York), Texas (Arlington, Houston and Richardson), Utah (Lindon and Salt Lake City), Virginia (Charlottesville) and Washington (Federal Way and Seattle).

Our Ideal Image operations are administered from offices in Tampa, Florida. The Ideal Image centers that we operate are generally located in shopping centers. We operate the United States centers in: Arizona (Chandler, Peoria, Scottsdale and Tucson), Arkansas (Little Rock), Colorado (Englewood and Westminster), Connecticut (North Haven, South Windsor and West Hartford), Florida (Aventura, Boca Raton, Brandon, Coral Gables, Gainesville, Kendall, Naples, New Tampa, Ocala, Palm Harbor, Plantation, Tampa and Wellington), Georgia (Alpharetta, two centers in Atlanta, Buford, Augusta and Savannah), Idaho (Meridian), Indiana (Indianapolis), Kentucky (Bellevue), Maryland (Towson and Hanover), Massachusetts (Braintree, North Andover and Shrewsbury), Michigan (Allen Park, Grand Rapids, Novi and Rochester Hills), Minnesota (Edina, Maple Grove and Woodbury), Missouri (Creve Coeur, two centers in Kansas City, Springfield, St. Louis and Sunset Hills), Nebraska (Omaha), Nevada (Las Vegas, Reno and Summerlin), New Mexico (Albuquerque), New York (Amherst, Colonie and Rochester), North Carolina (Charlotte, Durham, Greensboro, Raleigh and Winston-Salem), Ohio (Beavercreek, Columbus, Cuyahoga Falls, Mayfield Heights, Perrysburg, Strongsville, West Chester and Youngstown), Oklahoma (Oklahoma City and Tulsa), Oregon (Tigard), Pennsylvania (Bethlehem, Langhorne, Pittsburgh, Philadelphia, Wexford and Willowgrove), Rhode Island (Cranston), Tennessee (Knoxville, Memphis and Nashville), Texas (Arlington, two centers in Austin, Colleyville, Dallas, Garland, Houston, Plano, Sugarland, The Woodlands and Webster), Utah (Orem and West Jordan), Virginia (Glen Allen and Virginia Beach), Washington (Seattle, Tacoma, Tukwila and Vancouver) and Wisconsin (Brookfield, Fox Point, Greenfield and Middleton). We operate the Canada centers in Langley and Granville, British Columbia.

We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, other than as set forth below, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations, financial condition and cash flows.

On April 7, 2014, a former student at our Schools Division’s Denver School of Massage Therapy brought a putative class action against our Schools Division, Nesbitt v. FCNH, Inc. et al., in the U.S. District Court for the District of Colorado, alleging violations of the Fair Labor Standards Act (“FLSA”) and various state wage and hour laws. The plaintiff alleges that, in performing certain therapies on individuals from the public as part of the requirement that students perform clinical services (required for a massage therapy license), she was acting as an employee for purposes of the FLSA and applicable state law and was entitled to wages for those services. The complaint seeks unspecified damages. The plaintiff brought the action on behalf of herself and all others similarly situated at the schools operated by our Schools Division. At this time, we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter. Should we be found liable in this matter, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

On November 17, 2014, a former sales consultant brought a putative collective action against Ideal Image Development Corporation, Marlow v. Ideal Image Development Corp., in the U.S. District Court for the Eastern District of Tennessee, alleging violations of the FLSA. The plaintiff alleges that she and others working as sales consultants were not paid the applicable minimum wage for certain training and travel work and were not paid overtime for hours worked over 40 in a work week. The complaint seeks unspecified damages. The plaintiff brought the action on behalf of herself and others similarly situated across the country. Twenty individuals have joined the lawsuit to date. At this time, we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter. Should we be found liable in this matter, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

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

2014	High	Low
First Quarter	$52.61	$42.67
Second Quarter	47.11	38.01
Third Quarter	44.18	37.58
Fourth Quarter	46.29	35.94

2013	High	Low
First Quarter	$49.80	$43.95
Second Quarter	53.48	43.93
Third Quarter	60.12	54.29
Fourth Quarter	61.74	44.23

As of February 25, 2015, there were ten holders of record of our common shares (including nominees holding shares on behalf of beneficial owners) and 3,271 beneficial owners of our common shares.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the Company's proxy statement for the Company's 2015 annual meeting of shareholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended December 31, 2014.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2014 through October 31, 2014	275,469	$38.34	275,469	$36,449,091

November 1, 2014 through November 30, 2014	190,359	43.22	158,565	29,628,637

December 1, 2014 through December 31, 2014	209,437	44.34	196,023	20,963,396

Total	675,265	$41.58	630,057	$20,963,396

_________________________________

(1)  During October, November and December 2014, 630,057 shares with a value of $26.0 million were purchased through the Company's then-existing repurchase plan, which was approved on February 27, 2013 (the "Prior Repurchase Plan") and replaced the previously-existing plan. The Prior Repurchase Plan authorized the purchase of up to $100 million of our common shares in the open market or other transactions, of which $79,036,604 of our common shares were purchased to date. The shares purchased during November and December 2014 include repurchases of shares surrendered by our employees in connection with the vesting of restricted share units, which shares were used by us to satisfy payment of the federal income tax withholding obligations of those employees. On February 18, 2015, the Company’s Board of Directors replaced the Prior Repurchase Plan with a new plan that authorizes the purchase of up to $100 million of our common shares in the open market or other transactions.

(2)  Includes commissions paid.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2009, and ending December 31, 2014.

We have not paid dividends on our common shares. The graph assumes that $100.00 was invested on December 31, 2009 in our common shares at a per share price of $39.76, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

	12/09	12/10	12/11	12/12	12/13	12/14

Steiner Leisure Limited	100.00	117.45	114.16	121.53	123.72	116.22
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Dow Jones US Travel & Leisure	100.00	141.39	150.84	170.95	248.70	289.40

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are the selected financial data for each of the years in the five-year period ended December 31, 2014. The balance sheet data as of December 31, 2014 and 2013 and the statement of operations data for the years ended December 31, 2014, 2013 and 2012 were derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm ("Ernst & Young"), as indicated in their report included elsewhere herein. The balance sheet data as of December 31, 2012, 2011 and 2010 and the statement of income data for the years ended December 31, 2011 and 2010 have been derived from our audited financial statements not included in this report. The information contained in this table should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	2014(1)	2013	2012	2011(2)(3)	2010
STATEMENT OF OPERATIONS DATA:
Revenues:
Services	$598,051	$593,717	$570,569	$470,756	$410,857
Products	265,403	261,745	240,912	230,876	209,528
Total revenues	863,454	855,462	811,481	701,632	620,385
Cost of revenues:
Cost of services	501,536	495,249	463,634	382,341	335,118
Cost of products	175,814	173,992	167,971	160,754	140,956
Total cost of revenues	677,350	669,241	631,605	543,095	476,074
Gross profit	186,104	186,221	179,876	158,537	144,311
Operating expenses:
Administrative	64,945	53,661	48,485	41,776	36,133
Salary and payroll taxes	71,858	72,971	65,619	57,048	53,325
Impairment of goodwill, other intangibles and long-lived assets	212,350	--	--	--	--
Total operating expenses	349,153	126,632	114,104	98,824	89,458
(Loss) income from operations	(163,049)	59,589	65,772	59,713	54,853
Other income (expense):
Interest expense	(2,930)	(4,227)	(6,152)	(2,716)	(3,388)
Other income	1,053	894	823	682	151
Total other income (expense)	(1,877)	(3,333)	(5,329)	(2,034)	(3,237)
(Loss) income before (benefit) provision for income taxes	(164,926)	56,256	60,443	57,679	51,616
(Benefit) provision for income taxes	(6,829)	6,817	7,341	6,744	7,293
Net (loss) income	$(158,097)	$49,439	$53,102	$50,935	$44,323

Earnings per common share
(Loss) income per share:

Basic	$(11.26)	$3.37	$3.57	$3.39	$2.99

Diluted	$(11.26)	$3.34	$3.53	$3.35	$2.94

Basic weighted average shares outstanding	14,039	14,649	14,878	15,013	14,832
Diluted weighted average shares outstanding	14,039	14,818	15,052	15,217	15,069

	2014(1)	2013	2012	2011(2)(3)	2010

BALANCE SHEET DATA:
Working capital	$7,837	$4,741	$2,877	$6,041	$77,706
Total assets	552,843	776,313	747,582	712,429	400,895
Long-term debt, net of current portion	127,177	93,139	123,750	148,500	20,000
Shareholders' equity	172,895	401,069	350,259	322,030	264,805

_____________________

(1)       During 2014, we recorded impairment charges of $212.4 million and an associated income tax benefit of $14.5 million. See Note (2)(g) – Goodwill – Summary of Significant Accounting Policies.

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

Overview

Steiner Leisure Limited is a global provider and innovator in the fields of health, wellness and education. We operate our business through four reportable segments: Spa Operations, Products, Schools and Ideal Image.

Through our Spa Operations segment, we offer massages and a variety of other body treatments, as well as a broad variety of beauty treatments to women, men and teenagers on cruise ships and at land-based spas. We conduct our activities pursuant to agreements with cruise lines and owners of our land-based venues that, generally, give us the exclusive right to offer these types of services at those venues. The cruise lines and land-based venue owners, generally, receive compensation based on a percentage of our revenues at these respective locations and, in certain cases, a minimum annual rental or combination of both. As of February 2, 2015, we provided our spa services on 148 ships and at a total of 56 hotel spas located in the United States, the Caribbean, Asia, the Pacific and other locations, and at our day spas in New York City (two spas), Coral Gables and London (two spas).

Through our Products segment, we develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, BlissLabs, Remède and Laboratoire Remède brands, and also sell products of third parties, both under our packaging and labeling and otherwise. The ingredients for these products are produced for us by several suppliers, including highly regarded and premier United States and European manufacturers. We sell our products at our shipboard and land-based spas pursuant to the same agreements under which we provide spa services at those locations, as well as through our Ideal Image centers, third party outlets and our catalogs and websites.

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

During the fourth quarter of 2014, our actual enrollments and overall financial performance at our Schools reporting unit (an accounting term for a Company division) were below what we had planned, which also adversely affected our projections of future results for this business. As a result of the decline in recent and forecasted performance of this reporting unit, during the fourth quarter of 2014, we reduced the carrying values of certain related assets by $35 million, and recorded a corresponding tax benefit of $10.3 million. See Note (2)(g) – Goodwill – Summary of Significant Accounting Policies for more information regarding this charge.

During early 2015, the severe winter weather experienced in multiple regions of the United States has adversely affected us by requiring us to close a number of our Schools campuses, Ideal Image centers and Bliss locations for varying periods of time. The continuation of these severe weather events could cause additional closings of these and other facilities of ours and, accordingly, could materially adversely affect our results of operations and financial condition.

Through our Ideal Image segment, we offer a non-invasive procedure for the removal of unwanted facial and body hair in a relaxing setting. Ideal Image is a leader in the growing consumer cosmetic category of laser hair removal. We operate 110 cosmetic service centers and are party to agreements with franchisees, who operate 17 cosmetic service centers offering services under the Ideal Image brand, all in upscale retail settings. Ideal Image is subject to regulation in the states in which its facilities are located, related to, among other things, corporate entities such as Ideal Image "practicing medicine" and to the provision of the laser hair removal services.

Beginning in the latter part of 2013 and continuing through 2014, there was a decline in the number of Ideal Image customer leads generated through our marketing efforts. We are taking steps to address this decline through changes in our marketing strategy and tactics. However, we cannot assure you that these efforts will be successful in addressing this matter, and, if they are not successful, our results of operations and financial condition would be adversely affected.

During the fourth quarter of 2014, the Ideal Image reporting unit's overall financial performance continued to decline, including having negative cash flows and a decline in actual revenues as compared to what we had planned. This recent performance has also adversely affected our forecasts of the returns for this reporting unit. As a result of the decline in recent and forecasted performance of this reporting unit, during the fourth quarter of 2014, we reduced the carrying values of certain related assets by $177 million, and have recorded a corresponding tax benefit of $4.2 million. See Note (2) Summary of Significant Accounting Policies for more information regarding this charge.

We are continuing to evaluate whether to continue to expand our Ideal Image segment. If we decide to expand this segment, the Ideal Image centers will either be company-owned or physician-owned, depending on the applicable regulations in the jurisdiction in which the respective Ideal Image center will be opened. In connection with the opening of any new Ideal Image center, we incur expenses, among other things, for leasehold improvements, marketing and training of new personnel. Accordingly, even new Ideal Image centers that are successful do not become cash flow positive until several months after opening.

Even after a new Ideal Image center becomes cash flow positive, however, under applicable U.S. GAAP rules, it takes an additional period of time for the positive cash flow (assuming the Ideal Image center is successful) to be reflected in the operating income of the segment with respect to that Ideal Image center. This is primarily because the services for which payments are received are not fully performed for a period of several months and revenue cannot be recognized until the related treatment is performed. Accordingly, operating income of the Ideal Image segment trails behind the related cash flow of the segment. This applies to both new Ideal Image centers and existing Ideal Image centers. To the extent that more new Ideal Image centers are opened, and, therefore, each new Ideal Image center becomes a smaller portion of the segment as a whole, the trailing of operating income behind the related cash flows will decline because established Ideal Image centers typically have a regular base of customers and receive new customers at a more regular rate than newly opened Ideal Image centers and, therefore, have a stronger revenue base than new Ideal Image centers .

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. As of December 31, 2013, our agreement with Celebrity expired and we were notified that it would not be renewed. The impact of the loss of the Celebrity agreement on earnings per share for the year ended December 31, 2014 was $0.24 per share. These amounts were calculated based on the historical results of operating the Celebrity ships. To the extent that we fail to obtain in the future renewals of other major cruise line agreements, our results of operations and financial condition could be materially adversely affected.

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

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. As a consequence of these economic conditions, our results of operations and financial condition for 2012 and 2013 were adversely affected. In order for the cruise industry to maintain its market share in difficult economic environments, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. While economic conditions have shown some improvement, a number of countries and business sectors continue to experience adverse economic conditions. The impact on consumers of periodic increases in fuel costs also adversely affected consumers and business entities. The recurrence of the more severe aspects of these challenging economic conditions could have a material adverse effect on the cruise and hospitality industries and also could have a material adverse effect on our results of operations and financial condition for 2015 and thereafter.

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

Despite the general historic trend of growth in the volume of cruise passengers, in 2015 and future years, the global economic environment could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant decrease in passenger volume could have a material adverse effect on our results of operations and financial condition.

Other factors also can adversely affect our financial results. Fluctuations in currency exchange rates compared to the U.S. Dollar can impact our results of operations, most significantly because we pay for the administration of recruitment and training of our shipboard personnel and the ingredients and manufacturing of many of our products in U.K. Pounds Sterling and Euros, respectively. Accordingly, while the relative strength of the U.S. Dollar has improved recently, renewed weakness of the U.S. Dollar against those currencies can adversely affect our results of operations, as has occurred from time to time in recent years.

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

Ideal Image. With respect to our Ideal Image centers, we measure performance primarily through revenues.

Growth

We seek to grow our business by attempting to obtain contracts for new cruise ships brought into service by our existing cruise line customers and for existing and new ships of other cruise lines, seeking new venues for our land-based spas, developing new products and services, seeking additional channels for the distribution of our retail products and seeking to increase the student enrollments at our post-secondary massage and beauty schools, including through the opening of new school campuses. We also consider growth, among other things, through appropriate strategic transactions, including acquisitions.

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

Cost of revenues includes:

●

cost of services, including an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines, an allocable portion of staff-related shipboard expenses, wages paid directly to land-based spa employees, payments to land-based spa venue owners, spa facilities depreciation, as well as, with respect to our schools and Ideal Image centers, directly attributable campus or center, as the case may be, costs such as rent, advertising and employee wages; and

●

cost of products, including an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines, an allocable portion of other staff-related shipboard expenses, as well as costs associated with development, manufacturing and distribution of products.

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

Revenue Recognition

Revenues are generally recognized when services are performed and products are delivered. Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statement of Operations. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition that a certificate will never be redeemed, referred to as "breakage." We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will be subject to breakage. We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded pro rata over the time period gift cards are actually redeemed and breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statements of operations.

We recognize Centers' sales in relation to laser hair removal services packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial services which occur at up to ten-week intervals and generally allow for up to four additional services, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of services provided, and is included in Services Revenues in our consolidated statements of operations. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. Service packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price. Because both our services and products are offered for sale separately, we allocate consideration received for service packages based upon their relative stand-alone selling prices. Revenues for the service component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned center locations, such as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are in Cost of Products to the extent they relate to the sale of products in our consolidated statements of operations. All corporate related payroll and other corporate related expenses are included in Salary and Payroll and Administrative expenses in our consolidated statements of income.

We also receive royalties from Ideal Image franchisees. These royalties from franchised Ideal Image Center operations are recognized in the period earned and are recorded in Services Revenues in our consolidated statements of operations. There are no related direct costs associated with these royalties.

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

In the fourth quarter of 2014, an impairment of $14.6 million was recorded for certain long-lived assets, primarily leasehold improvements, related to Ideal Image centers which are expected to generate negative cash flows through their respective lease end dates, as a result of which, their carrying values were not recoverable. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per FASB ASC Topic 820 – Fair Value Measurement (“ASC Topic 820”).

Goodwill and Intangibles

Goodwill and intangibles is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. As of December 31, 2014, we had goodwill of $148.8 million and unamortized intangibles of $69.2 million.

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

We review the carrying value of goodwill and indefinite lived intangible assets of each of our reporting units on an annual basis as of each January 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. We consider our Maritime, Land-based Spas, Product Distribution, Training, Schools and Ideal Image operating segments to be individual reporting units. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.

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

As of January 1, 2014, we reviewed the carrying value of goodwill and other indefinite lived intangible assets of each of our reporting units and concluded for each reporting unit that the implied fair value of goodwill exceeded its carrying value. With respect to our Schools reporting unit's step one analysis, which used the discounted cash flow approach to calculate the fair value of our reporting unit, the primary examples of key estimates include our discount rate and forecasted revenue growth rates. As a measure of sensitivity on the discounted cash flow approach, as of January 1, 2014 and 2013, the dates of our last annual impairment tests, a hypothetical 1% change in both our discount and long-term revenue growth rates would result in a change of approximately $10.6 million and $10.4 million in the fair value of the Schools reporting unit, or approximately 89% and 85% of the excess of the fair value of the reporting unit over its carrying value as of January 1, 2014 and 2013, respectively.

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

For the nine months ended September 30, 2014, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on January 1, 2014.

During the fourth quarter of 2014, we concluded that, as a result of current conditions and circumstances, and in connection with Accounting Standards Codification No. 350, Intangibles – Goodwill and Other, and No. 360, Property, Plant, and Equipment, the Ideal Image and Schools reporting units were at risk of their respective carrying values exceeding fair values as of December 31, 2014. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

During 2014, we modified our Ideal Image reporting unit’s strategy in terms of services offered and marketing forums utilized in the current year. We changed our advertising agency and worked closely with the new agency to refine our message in various forms of digital and alternative media formats to drive consistent and predictable lead flow. We also began to offer new services (including BOTOX Cosmetic, tattoo removal, skin tightening, facial rejuvenation and body contouring) to diversify our business and remain competitive. Despite these efforts, during the fourth quarter of 2014, the overall financial performance of the Ideal Image reporting unit continued to decline, including having negative cash flows and a decline in actual revenues as compared to what we had planned. This recent performance has also adversely affected our forecasts of the results for this business.

During 2014, our Schools reporting unit continued to operate in an environment with increased regulatory compliance obligations that continued to adversely affect our enrollments and our overall financial performance. During the fourth quarter of 2014, our actual enrollments and overall financial performance at the Schools reporting unit were below what we had planned and this adversely affected our projections of future results for this business.

In connection with our interim impairment analysis as of December 31, 2014, we calculated the fair value for both of these reporting units and performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

●

Income Approach: To determine the estimated fair value of each reporting unit, we discount the expected cash flows which are developed by management. We estimate our future cash flows after considering current economic conditions and trends, estimated future operating results, our views of growth rates and anticipated future economic and regulatory conditions. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our future expected cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our models, we use a terminal value approach and incorporate the present value of the resulting terminal value into our estimate of fair value.

●

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our reporting units using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

The determination of estimated fair value of each reporting unit requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating cash flow projections and capital expenditure forecasts. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to evaluate the fair value of each reporting unit for reasonableness.

As a result of the interim impairment test completed as of December 31, 2014, we recorded goodwill impairment charges of $151.7 million in our Ideal Image reporting unit and $27.7 million in our Schools reporting unit.

In addition, in conjunction with the second step of the goodwill impairment test, fair values are assigned to all assets and liabilities for each reporting unit, including all other intangible assets, as if the reporting unit had been acquired in a business combination.  As a result, there was an impairment charge to the Ideal Image trade name of $11.0 million and a $7.2 million charge to the Title IV rights for the Schools. We calculate the fair value of each of our trade names in accordance with ASC Topic 820, by utilizing the relief from royalty method under the income approach. The assumptions utilized in determining fair value include utilizing projected revenue growth rates, discount rates of approximately 18%, royalty rates ranging from 1% to 3% and terminal growth rates of approximately 3%. These fair value measurements are categorized as Level 3 per ASC Topic 820. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the reasonableness of the fair value attributable to each trade name.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our Consolidated Statement of Operations.

Significant management judgment is required in determining our provision for income taxes, our deferred income tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $77.1 million as of December 31, 2014, due to uncertainties related to our ability to utilize certain of our deferred income tax assets, primarily consisting of net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our results of operations and financial condition.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Services	69.3%	69.4%	70.3%
Products	30.7	30.6	29.7
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of services	58.1	57.9	57.1
Cost of products	20.4	20.3	20.7
Total cost of revenues	78.5	78.2	77.8
Gross profit	21.5	21.8	22.2
Operating expenses:
Administrative	7.5	6.3	6.0
Salary and payroll taxes	8.3	8.5	8.1
Impairment of goodwill, other intangibles and long-lived assets	24.6	--	--
Total operating expenses	40.4	14.8	14.1
(Loss) income from operations	(18.9)	7.0	8.1
Other income (expense), net:
Interest expense	(0.3)	(0.5)	(0.8)
Other income	0.1	0.1	0.1
Total other income (expense), net	(0.2)	(0.4)	(0.7)
(Loss) income from operations before (benefit) provision for income taxes	(19.1)	6.6	7.4
(Benefit) provision for income taxes	(0.8)	0.8	0.9
Net (loss) income	(18.3)%	5.8%	6.5%

2014 Compared to 2013

Revenues. Revenues of our reportable segments for the years ended December 31, 2014 and 2013, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
	2014	2013
Revenue:
Spa Operations	$477,631	$500,063	(4.5)%
Products	192,666	186,526	3.3%
Schools	78,837	80,019	(1.5)%
Ideal Image	152,457	132,536	15.0%
Other	(38,137)	(43,682)	N/A
Total	$863,454	$855,462	1.0%

Total revenues increased approximately 1.0%, or $7.9 million, to $863.4 million in 2014 from $855.5 million in 2013. Of this increase, $4.3 million was attributable to an increase in services revenues and $3.6 million was attributable to an increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 4.5%, or $22.5 million, to $477.6 million in 2014 from $500.1 million in 2013. Average weekly revenues for our land-based spas decreased 5.6% to $27,060 in 2014 from $28,666 in 2013. We had an average of 2,621 shipboard staff members in service in 2014 compared to an average of 2,707 shipboard staff members in service in 2013. Revenues per shipboard staff per day were flat between 2014 and 2013. Average weekly revenues for our shipboard spas increased by 1.2% to $50,548 in 2014 from $49,953 in 2013. More than 50% of the decrease in revenues was attributable to the non-renewal of the Celebrity agreement. In addition, revenues also decreased due to increased discounting at our land-based spas to offset promotions from our competitors.

Products Revenues. Products segment revenues increased approximately 3.3%, or $6.2 million to $192.7 million in 2014 from $186.5 million in 2013. This increase was primarily attributable to an increase in sales of existing and new products through third party channels in the United Kingdom and North America.

Schools Revenues. Schools segment revenues decreased approximately 1.5%, or $1.2 million to $78.8 million in 2014 from $80.0 million in 2013. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2013, which would be the starting point for 2014 enrollments, there were 3,719 students enrolled in our schools, a decrease of 188 students compared to the number of students at our schools as of December 31, 2012, the starting point for 2013 enrollments.

We believe that the decline in enrollments was attributable to the less effective performance results of our schools’ recruiting personnel in the fall of 2013 compared to the fall of 2012, as well as rules of the DOE, effective July 1, 2011, which increased our regulatory compliance obligations and led to a lower population of students as of January 1, 2014. As of December 31, 2014, 3,977 students were enrolled in our schools, compared to 3,719 enrolled as of December 31, 2013. This increase in student populations was attributable to higher enrollments in 2014 as compared to 2013. This increase in the number of students at the end of 2014 did not affect the lower revenues for the year ended December 31, 2014, since the key determinant of revenue during the year is the student population at the beginning of the year.

Ideal Image Revenues. Ideal Image segment revenues increased approximately 15.0%, or approximately $19.9 million, in 2014 compared to 2013. The increase in revenues was primarily attributable to the opening of 29 new Centers in 2013 and the offering of new services at our Centers that were not offered during 2013.

Cost of Services. Cost of services increased $6.3 million to $501.5 million in 2014 from $495.2 million in 2013. Cost of services as a percentage of services revenue increased to 83.9% in 2014 from 83.4% in 2013. This increase was primarily attributable to the increased costs relating to the Ideal Image centers opened in 2013, such as employee salaries, marketing costs and rent, and exacerbated by lower revenues during 2014 compared to 2013 at our schools, which have fixed costs irrespective of revenue.

Cost of Products. Cost of products increased $1.8 million to $175.8 million in 2014 from $174.0 million in 2013. Cost of products as a percentage of products revenue marginally decreased to 66.2% in 2014 from 66.5% in 2013.

Operating Expenses. Operating expenses increased $222.5 million to $349.1 million in 2014 from $126.6 million in 2013. Operating expenses as a percentage of revenues increased to 40.4% in 2014 from 14.8% in 2013. Excluding the impairment charges of $212.4 million, operating expenses would have been $136.8 million and 15.8% of revenues. This increase was primarily attributable to increased marketing costs incurred to support 2014 sale initiatives and higher bad debt expense due to the expansion of in-house loan programs at our Schools and Ideal Image segments. These increases were partially offset by a decrease in salary and payroll taxes due to the reversal of accruals related to performance-based compensation that was not earned in 2014.

(Loss) Income from Operations. (Loss) income from operations of our reportable segments for the years ended December 31, 2014 and 2013, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
	2014	2013
(Loss) Income from Operations:
Spa Operations	$36,540	$41,337	(11.6)%
Products	19,946	21,510	(7.3)%
Schools	(34,665)	3,783	(1,016.3)%
Ideal Image	(185,388)	(4,369)	(4,143.3)%
Other	518	(2,672)	N/A
Total	$(163,049)	$59,589	(373.6)%

More than 50% of the decrease in operating (loss) income in the Spa Operations segment was attributable to the non-renewal of the Celebrity agreement. In addition, increased discounting at our land-based spas led to lower revenues at those spas. The decrease in operating income in the Products segment was primarily attributable to increased discounts on our product sales in North America in order to compete with the large number of industry competitors, including those who offer coupon and other discount programs. In addition, adverse weather conditions in the Northeastern United States in the winter months resulted in fewer customer visits to retail outlets that sold our products.

During 2014, we recorded impairment charges of $35.0 million in our Schools segment. Excluding these charges, operating income in the Schools segment decreased to $0.4 million. The decrease in operating income from the Schools segment was primarily attributable to lower average student population, which results in lower revenues and, commensurately, lower operating income. Our schools have a fixed cost of operations. Accordingly, a decrease in student population will result in a decrease in operating income. In addition, as a result of there being fewer students who qualify for government loans for their education at our schools due to regulatory changes that went into effect several years ago, we now offer significantly more in-house loans to students than we did when there were more government loans available. Consequently, in 2014, we incurred greater bad debt expense than in 2013 associated with the increased amount of in-house loans.

During 2014, we recorded impairment charges of $177.3 million in our Ideal Image segment. Excluding these charges, the operating loss in the Ideal Image segment increased to ($8.1) million. The increase in operating loss in the Ideal Image segment during 2014 compared to 2013, notwithstanding the increase in revenues in that segment, was primarily attributable to the increased costs related to greater Ideal Image corporate overhead expense resulting from the need to manage a greater number of Centers, marketing expenses incurred in an effort to generate increased customer lead flow and depreciation expense due to the increased amount of property and equipment needed for new Centers and new services.

Other Income (Expense), Net. Other income (expense), net decreased $1.4 million to expense of ($1.9) million in 2014 from expense of ($3.3) million in 2013. This decrease was primarily attributable to lower interest expense as a result of additional payments made on our term loan.

(Benefit) Provision for Income Taxes. (Benefit) Provision for income taxes decreased $13.6 million to benefit of ($6.8) million in 2014 from expense of $6.8 million in 2013. During the fourth quarter of 2014, we recorded a $14.5 million tax benefit related to our impairment charges. Excluding this benefit and the impairment charges, the effective tax rate would have been 16.2% in 2014 compared to an effective tax rate of 12.1% in 2013. This increase was due to the income earned in jurisdictions that tax our income representing a higher percentage of our total income earned during 2014 than such income in 2013.

Net (Loss) Income. Net loss was ($158.1) million in 2014 compared to net income of $49.4 million in 2013. This decrease was primarily attributable to $212.4 million of impairment charges and a decline in operating income in all of our segments, as discussed in more detail above.

2013 Compared to 2012

Revenues. Revenues of our reportable segments for the years ended December 31, 2013 and 2012, respectively, were as follows ("Other" includes various corporate items such as unallocated overhead, intercompany pricing and other intercompany transactions (in thousands)):

	Year Ended December 31,		% Change
	2013	2012
Revenue:
Spa Operations	$500,063	$507,326	(1.4)%
Products	186,526	164,714	13.2%
Schools	80,019	78,365	2.1%
Ideal Image	132,536	93,591	41.6%
Other	(43,682)	(32,515)	N/A
Total	$855,462	$811,481	5.4%

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

Ideal Image Revenues. The increase in revenues was primarily attributable to the opening of 20 new Centers in 2012, 29 new Centers in 2013 and the introduction of the sale of service packages that include certain of our products during 2013.

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

Income from Operations. Income from operations of our reportable segments for the years ended December 31, 2013 and 2012, respectively, was as follows (in thousands):

	For the Year Ended December 31,		% Change
	2013	2012
Income from Operations:
Spa Operations	$41,337	$42,477	(2.7)%
Products	21,510	17,548	22.6%
Schools	3,783	3,843	(1.6)%
Ideal Image	(4,369)	7,728	(156.5)%
Other	(2,672)	(5,824)	N/A
Total	$59,589	$65,772	(9.4)%

The decrease in operating income in the Spa Operations segment was primarily attributable to more discounting and less spending by customers at our spas. The income from operations for the Products segment increased due to the sale of more higher margin products. The decrease in operating income in the Schools segment was primarily attributable to higher costs incurred in connection with changes in certain regulatory requirements. The decrease in operating income in the Ideal Image segment was primarily attributable to the cost associated with the opening of 29 new Centers during 2013.

Other Income (Expense), Net. Other income (expense), net decreased $2.0 million to expense of ($3.3) million in 2013 from expense of ($5.3) million in 2012. This decrease was primarily attributable to lower interest expense as a result of additional payments made on our term loan.

Provision for Income Taxes. Provision for income taxes was an expense of $6.8 million in 2013 and $7.3 million in 2012. Provision for income taxes was an overall effective rate of 12.1% both in 2013 and 2012.

Net Income. Net income was $49.4 million in 2013 compared to $53.1 million in 2012. This decrease was primarily attributable to declines in operating income in our Ideal Image segment due to costs associated with the opening of 29 new Centers in 2013.

Quarterly Results and Seasonality

The following table sets forth selected statements of income data on a quarterly basis for 2014 and 2013 and the percentage of revenues represented by the line items presented. We have experienced varying degrees of seasonality, due to the seasonality experienced by certain cruise lines, as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in the third quarter generally being the strongest quarter for us. Our product sales generally are strongest in the third and fourth quarters as a result of the December holiday shopping period. However, historically, the revenues of Ideal Image are weakest during the third quarter and, if this trend continues, this could offset to some extent the strength of our shipboard operations during the summer months. The quarterly selected statements of income data set forth below were derived from the Unaudited Condensed Consolidated Financial Statements of Steiner Leisure which, in the opinion of our management, contain all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of those statements.

	Fiscal Year 2014				Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$216,736	$209,263	$219,677	$217,777	$212,014	$207,653	$214,831	$220,964
Gross profit	44,911	44,704	48,664	47,824	50,223	45,553	44,316	46,129
Administrative, salary and payroll taxes	35,350	34,371	33,891	245,541	34,449	30,614	30,059	31,510
Net (loss) income	7,361	8,283	12,106	(185,847)	12,740	12,292	11,452	12,955
Basic earnings per share	$0.50	$0.57	$0.88	$(14.01)	$0.87	$0.84	$0.78	$0.88
Diluted earnings per share	$0.50	$0.57	$0.87	$(14.01)	$0.86	$0.83	$0.77	$0.88

As a Percentage of Revenues:
Gross profit	20.7%	21.4%	22.2%	22.0%	23.7%	21.9%	20.6%	20.9%
Administrative, salary and payroll taxes	16.3%	16.4%	15.4%	112.7%	16.2%	14.7%	14.0%	14.3%
Net (loss) income	3.4%	4.0%	5.5%	(85.3)%	6.0%	5.9%	5.3%	5.9%

_____________________

(1)       During the fourth quarter of 2014, we recorded impairment charges of $212.4 million and an associated income tax benefit of $14.5 million.

Liquidity and Capital Resources

Liquidity is defined as the ability to convert assets into cash or to obtain cash. Our primary sources of liquidity have been cash flows generated from operating activities and, in connection with major acquisitions, financing provided by our credit facility and its predecessor facilities.

We believe that cash generated from operations is sufficient to satisfy the cash required to operate our current business for at least the next 12 months. However, if there is a recurrence of the more severe aspects of the recent general slowdown in the global economy and the leisure industry that occurred in certain prior years, our operating cash flow and the availability and cost of capital for our business will be adversely affected. In addition, our ability to grow or sustain our business operations may be significantly adversely affected, if the economic challenges that continue to face certain countries result in a broader disruption to financial and credit markets generally. Also, such disruption could cause the cost of obtaining money from the credit markets to increase and result in tighter lending standards, refusals to refinance existing debt at maturity on terms similar to existing debt or at all, and reduced and, in some cases, the unavailability of funding. Accordingly, we cannot be certain that funding in excess of that available through our working capital and current credit facility will be available to the extent required and on acceptable terms. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, consummate acquisitions or otherwise take advantage of business opportunities, respond to competitive pressures or refinance any debt obligations that we may incur, any of which could have a material adverse effect on our results of operations and financial condition.

Sources and Uses of Cash

During the year ended December 31, 2014, net cash provided by operating activities was $43.5 million compared with $98.8 million for the year ended December 31, 2013. This change was attributable to decreases in a number of working capital changes.

During the year ended December 31, 2014, net cash used in investing activities was $19.2 million compared with $34.1 million for the year ended December 31, 2013. This decrease was attributable to a decline in capital expenditures.

During the year ended December 31, 2014, cash used in financing activities was $39.5 million, compared with $64.9 million of cash provided by financing activities for the year ended December 31, 2013. The change is primarily attributable to borrowings from long-term debt in 2014 and a reduction in payments of long-term debt in 2014 offset by the purchase of more treasury shares during 2014 as compared to 2013.

We had working capital of approximately $7.8 million at December 31, 2014, compared to working capital of approximately $4.7 million at December 31, 2013.

During 2014, we purchased 1,841,000 of our shares for a total of approximately $75.4 million under our previously adopted share repurchase plan. Also, during 2014, 69,000 shares, with a value of approximately $3.0 million, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of the federal income tax withholding obligations of those employees. During 2013, we purchased 188,000 of our shares for a total of approximately $10.1 million under our previously adopted share repurchase plan. Also, during 2013, 60,000 shares, with a value of approximately $3.5 million, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of the federal income tax withholding obligations of those employees. The surrendered shares in 2014 and 2013 were purchased outside our repurchase plan. All of these purchases were funded from our working capital. In February 2015, our Board of Directors approved a new share repurchase plan under which up to $100 million of common shares can be purchased, and terminated our prior share repurchase plan. We cannot provide assurance as to the number of additional shares, if any, that will be purchased under our share repurchase plan.

Financing Activities

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our then existing lender. The Credit Facility, as amended, consists of a $60.0 million revolving credit facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility, with a termination date of November 1, 2016, and a term loan facility (referred to as the "Term Facility"), in the aggregate principal amount equal to $165.0 million with a maturity date of November 1, 2016. Concurrently with the effectiveness of the Credit Facility, our then existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility were used to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction and may, in the future, be used (i) for capital expenditures, (ii) to finance acquisitions permitted under the credit agreement and (iii) for working capital and general corporate purposes, including letters of credit.

Interest on borrowings under the Credit Facility accrues at either a base rate, an Adjusted LIBO Rate or an Index Rate, at Borrower's election, plus, in each case, an applicable margin. In the case of Adjusted LIBO Rate Loans, the applicable margin ranges from 1.75% - 2.75% per annum, based upon the Company's and its subsidiaries' financial performance. Unpaid principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2016. Interest on all outstanding Adjusted LIBO Rate loans is payable on the last day of each interest period applicable thereto, and, in the case of any Adjusted LIBO Rate loans having an interest period in excess of three (3) months or ninety (90) days, respectively, on each day which occurs every three (3) months or ninety (90) days, as the case may be, after the initial date of such interest period, and on the Revolving Commitment Termination Date (November 1, 2016, or earlier, pursuant to certain events, as described in the credit agreement) or the maturity date, as the case may be. Interest on each base rate loan and LIBOR Index Rate Loan is payable monthly in arrears on the last day of each calendar month and on the maturity date of such Loan, and on the Revolving Commitment Termination Date. Interest on any loan which is converted from one interest rate to another interest rate or which is repaid or prepaid is payable on the date of the conversion or on the date of any such repayment or prepayment (on the amount repaid or prepaid) of such loan. Principal under the Term Facility is payable in quarterly installments, which payments began on March 31, 2012. At December 31, 2014, our borrowing rate was 1.91%.

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

On June 21, 2013, we entered into an amendment to our Credit Facility. As a result, among other things, our restrictive payment limits were increased, certain of our financial covenants were modified, we received improved pricing on our interest rate and the maturity date of the term loan was extended from November 1, 2016 to June 21, 2018. In connection with entering into the amendment, we incurred $0.4 million of lender and third-party costs. The amendment to our Credit Facility was accounted for as a debt modification and, as a result, the related unamortized financing fees and any new lender fees were deferred and are recognized over the terms of the new arrangement.

On June 3, 2014, our Credit Facility was amended to increase the annual limit of total dividends and share repurchases that may be made to $75 million for fiscal year 2014 and $35 million in subsequent years.

The following summarizes our significant contractual obligations and commitments as of December 31, 2014:

	Payment Due by Period (in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
Contractual Obligations:
Minimum cruise line commissions (1)	$133,621	$101,621	$8,000	$8,000	$8,000	$8,000	$--
Operating leases (2)	123,934	25,497	20,179	17,188	15,137	13,515	32,418
Employment agreements	4,254	4,254	--	--	--	--	--
Long-term debt	128,582	1,405	12,231	12,231	102,715	--	--
Debt interest (3)	6,444	1,952	1,881	1,769	842	--	--
Total	$396,835	$134,729	$42,291	$39,188	$126,694	$21,515	$32,418

________________________________________

(1)  These amounts represent guaranteed minimum payments pursuant to cruise line agreements.
(2)  Included herein are the minimum guaranteed payment obligations under certain of our hotel spa leases.
(3)  Debt interest is calculated using the prevailing rates as of December 31, 2014.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in Note 8 to our Consolidated Financial Statements, we have no off-balance sheet arrangements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown has adversely affected our results of operations and financial condition in certain prior years. Recurrence of the more severe aspects of the recent adverse economic conditions, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

●     the number, anticipated opening dates, and anticipated costs related to new spas, schools and other Company facilities;

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2014, we had $128.6 million outstanding under our term loan and revolving facility. Our major market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $0.2 million.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling and the Euro. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling and the Euro through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the aggregate exchange rate exposure of the U.K. Pound Sterling and the Euro to the U.S. Dollar as of December 31, 2014 would change our results of operations by approximately $1.1 million.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 2, 2015, are filed as part of this report, beginning on page F-l.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2014. Such report is included on page F-3 of this Form 10-K.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2014, we will file our definitive proxy statement for our 2015 annual meeting of shareholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following reports and Consolidated Financial Statements are filed as part of this report beginning    on page F-l, pursuant to Item 8.
Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)      Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b)	The following is a list of all exhibits filed as a part of this report.
Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 14, 2011 by and among Steiner U.S. Holdings, Inc., SUS Acquisition Corp., Inc., Ideal Image Development, Inc. and H.I.G. Ideal Image, LLC[1]
3.l	Amended and Restated Memorandum of Association of Steiner Leisure Limited[2]
3.2	Amended and Restated Articles of Association of Steiner Leisure Limited[3]
4.1	Specimen of common share certificate[4]
10.2	Amended and Restated Non-Employee Directors' Share Option Plan5+
10.6	Form of Option Agreement under Steiner Leisure Limited Amended and Restated Non-Employee Directors' Share Option Plan6#+
10.7	2004 Equity Incentive Plan7+
10.8	Form of Incentive Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan8*+
10.9	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan8**+
10.12	Form of Non-Qualified Share Option Agreement under Steiner Leisure Limited 2004 Equity Incentive Plan for Michele Steiner Warshaw9+
10.22	Employment Agreement dated December 18, 2007 between Steiner Leisure Limited and Clive E. Warshaw10+
10.23	Asset Purchase Agreement, dated January 26, 2006, among FCNH, Inc., Steiner Leisure Limited, Utah College of Massage Therapy, Inc. and Norman Cohn[11]
10.25	Supply Agreement dated June 25, 2008 between Cosmetics Limited and Alban Muller International[12]
10.27	Steiner Leisure Limited 2009 Incentive Plan[13]+
10.29

Purchase Agreement dated November 2, 2009 by and among Steiner Leisure Limited, Steiner U.S. Holdings, Inc., Steiner UK Limited, Mandara Spa Asia Limited, Starwood Hotels & Resorts Worldwide, Inc., Bliss World Holdings Inc. and Bliss World LLC[14]

10.32	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Leonard I. Fluxman15+
10.33	Employment and Severance Agreement dated February 3, 2011 between Steiner Leisure Limited and Stephen Lazarus15+
10.34	Employment Agreement dated August 30, 2011 between Elemis Limited and Sean Harrington17+
10.34(a)	Amendment dated December 4, 2013 to Employment Agreement dated August 30, 2011 between Elemis Limited and Sean Harrington18+
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

Third Amendment to Amended and Restated Credit Agreement, dated as of June 21, 2013, by and among Steiner U.S. Holdings, Inc., SunTrust Bank, as administrative agent, and the several banks and other financial institutions and lenders thereto[22]

10.35(d)

Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 3, 2014, by and among Steiner U.S. Holdings, Inc., SunTrust Bank, as administrative agent, and the several banks and other financial institutions and lenders thereto[23]

10.36	Employment and Severance Agreement dated December 19, 2011 between Steiner Transocean Limited and Glenn Fusfield24+
10.37	Steiner Leisure Limited 2012 Incentive Plan[25]+
10.38	Employment and Severance Agreement dated December 4, 2012 between Steiner Leisure Limited and Robert C. Boehm26+
10.39	Form of Restricted Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[27]***#+
10.40	Form of Restricted Share Unit Award Agreement with Four-Year Vesting Period under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan27*+
10.41	Form of Restricted Share Unit Award Agreement with Five-Year Vesting Period under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan27*+
10.42	Form of Senior Officer Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[27]***#+
10.43	Form of Performance Share Unit Award Agreement under the Steiner Leisure Limited 2009 Incentive Plan and Steiner Leisure Limited 2012 Incentive Plan[27]***#+
10.44	Form of Restricted Share Unit Award Agreement for Executive Officers under the Steiner Leisure Limited 2012 Incentive Plan[28]***#+
10.45	Form of Senior Officer Performance Share Unit Award Agreement under the Steiner Leisure Limited 2012 Incentive Plan[28]***#+
14	Amended Steiner Leisure Limited Code of Business Conduct and Ethics (as amended February 24, 2010)[29]***#+
21	List of subsidiaries of Steiner Leisure Limited[30]
23.1	Consent of Ernst & Young LLP[30]
23.2	Consent of Harry B. Sands, Lobosky and Company[30]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer[30]
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer[30]
32.1	Section 1350 Certification of Principal Executive Officer[31]
32.2	Section 1350 Certification of Principal Financial Officer[31]

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

8Previously filed with current report on Form 8-K dated December 17, 2004 and incorporated herein by reference.

9Previously filed with annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10Previously filed with annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

11Previously filed with current report on Form 8-K, dated January 26, 2006 and incorporated herein by reference.

12Previously filed with current report on Form 8-K, dated June 25, 2008 and incorporated herein by reference.

13Previously filed with current report on Form 8-K dated June 11, 2009 and incorporated herein by reference.

14Previously filed with current report on Form 8-K dated November 4, 2009 and incorporated herein by reference.

15Previously filed with current report on Form 8-K dated February 7, 2011 and incorporated herein by reference.

16Previously filed with current report on Form 8-K dated December 9, 2014 and incorporated herein by reference.

17Previously filed with current report on Form 8-K dated August 31, 2011 and incorporated herein by reference.

18Previously filed with current report on Form 8-K dated December 9, 2013 and incorporated herein by reference.

19Previously filed with current report on Form 8-K dated November 7, 2011 and incorporated herein by reference.

20Previously filed with current report on Form 8-K dated August 20, 2012 and incorporated herein by reference.

21Previously filed with current report on Form 8-K dated November 28, 2012 and incorporated herein by reference.

22Previously filed with current report on Form 8-K dated June 25, 2013 and incorporated herein by reference.

23Previously filed with current report on Form 8-K dated June 9, 2014 and incorporated herein by reference.

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

28Previously filed with current report on Form 8-K dated December 22, 2014 and incorporated herein by reference.

29Previously filed with current report on Form 8-K dated February 25, 2010 and incorporated herein by reference.

30Filed herewith.

31Furnished herewith.

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

SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

STEINER LEISURE LIMITED

By   /s/ LEONARD I. FLUXMAN
Leonard I. Fluxman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CLIVE E. WARSHAW Clive E. Warshaw	Chairman of the Board	March 2, 2015

/s/ LEONARD I. FLUXMAN Leonard I. Fluxman	President, Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2015

/s/ STEPHEN B. LAZARUS Stephen B. Lazarus	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 2, 2015

/s/ ROBERT H. LAZAR Robert H. Lazar	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015

/s/ MICHÈLE STEINER WARSHAW Michèle Steiner Warshaw	Director	March 2, 2015

/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director	March 2, 2015

/s/ DENISE DICKINS Denise Dickins	Director	March 2, 2015

/s/ DAVID S. HARRIS David S. Harris	Director	March 2, 2015

/s/ STEVEN J. PRESTON Steven J. Preston	Director	March 2, 2015

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

Management evaluated our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited and subsidiaries

We have audited Steiner Leisure Limited and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Steiner Leisure Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Steiner Leisure Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Steiner Leisure Limited and subsidiaries, and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Steiner Leisure Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Steiner Leisure Limited and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steiner Leisure Limited and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steiner Leisure Limited and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

March 2, 2015

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,736	$75,252
Accounts receivable, net	59,359	53,105
Accounts receivable - students, net	20,531	15,665
Inventories	52,102	60,487
Prepaid expenses and other current assets	18,129	15,395
Total current assets	209,857	219,904
PROPERTY AND EQUIPMENT, net	96,509	114,724
GOODWILL	148,815	328,231
OTHER ASSETS:
Intangible assets, net	69,184	88,414
Deferred financing costs, net	2,481	3,317
Deferred customer acquisition costs	8,723	11,033
Other	17,274	10,690
Total other assets	97,662	113,454
Total assets	$552,843	$776,313
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,162	$23,613
Accrued expenses	43,302	52,999
Current portion of long-term debt	1,405	--
Current portion of deferred rent	2,392	1,113
Current portion of deferred tuition revenue	22,337	20,037
Current portion of deferred revenue	88,086	99,266
Gift certificate liability	16,364	16,448
Income taxes payable	1,972	1,687
Total current liabilities	202,020	215,163
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	28,304	39,012
Long-term debt, net of current portion	127,177	93,139
Long-term deferred rent	14,674	16,513
Long-term deferred tuition revenue	113	388
Long-term deferred revenue	7,660	11,029
Total non-current liabilities	177,928	160,081
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 24,191 shares issued in 2014 and 23,982 shares issued in 2013	242	240
Additional paid-in capital	196,156	188,541
Accumulated other comprehensive loss	(2,571)	(258)
Retained earnings	373,898	531,995
Treasury shares, at cost, 11,153 shares in 2014 and 9,312 shares in 2013	(394,830)	(319,449)
Total shareholders' equity	172,895	401,069
Total liabilities and shareholders' equity	$552,843	$776,313

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Services	$598,051	$593,717	$570,569
Products	265,403	261,745	240,912
Total revenues	863,454	855,462	811,481
COST OF REVENUES:
Cost of services	501,536	495,249	463,634
Cost of products	175,814	173,992	167,971
Total cost of revenues	677,350	669,241	631,605
Gross profit	186,104	186,221	179,876
OPERATING EXPENSES:
Administrative	64,945	53,661	48,485
Salary and payroll taxes	71,858	72,971	65,619
Impairment of goodwill, other intangibles and long-lived assets	212,350	--	--
Total operating expenses	349,153	126,632	114,104
(Loss) income from operations	(163,049)	59,589	65,772
OTHER INCOME (EXPENSE), NET:
Interest expense	(2,930)	(4,227)	(6,152)
Other income	1,053	894	823
Total other income (expense), net	(1,877)	(3,333)	(5,329)
(Loss) income before (benefit) provision for income taxes	(164,926)	56,256	60,443

(BENEFIT) PROVISION FOR INCOME TAXES	(6,829)	6,817	7,341
Net (loss) income	$(158,097)	$49,439	$53,102

(LOSS) INCOME PER SHARE:
Basic	$(11.26)	$3.37	$3.57
Diluted	$(11.26)	$3.34	$3.53

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(158,097)	$49,439	$53,102
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,313)	1,688	1,648
Total other comprehensive (loss) income, net of tax	(2,313)	1,688	1,648
Comprehensive (loss) income	$(160,410)	$51,127	$54,750

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total

BALANCE, December 31, 2011	23,153	$232	$169,339	$(3,594)	$429,454	$(273,401)	$322,030

Net income	--	--	--	--	53,102	--	53,102

Foreign currency translation adjustment	--	--	--	1,648	--	--	1,648

Purchase of treasury shares	--	--	--	--	--	(35,900)	(35,900)

Tax benefit from exercise of stock options	--	--	95	--	--	--	95

Stock-based compensation	--	--	8,707	--	--	--	8,707

Issuance of common shares in connection with exercise of share options	22	--	577	--	--	--	577

Issuance of restricted common shares	243	2	(2)	--	--	--	--

Correction of prior period shares issued	361	4	(4)	--	--	--	--

BALANCE, December 31, 2012	23,779	238	178,712	(1,946)	482,556	(309,301)	350,259

Net income	--	--	--	--	49,439	--	49,439

Foreign currency translation adjustment	--	--	--	1,688	--	--	1,688

Purchase of treasury shares	--	--	--	--	--	(10,148)	(10,148)

Tax benefit from exercise of stock options	--	--	(42)	--	--	--	(42)

Stock-based compensation	--	--	8,842	--	--	--	8,842

Issuance of common shares in connection with exercise of share options	30	--	1,031	--	--	--	1,031

Issuance of restricted common shares	173	2	(2)	--	--	--	--

BALANCE, December 31, 2013	23,982	240	188,541	(258)	531,995	(319,449)	401,069

(continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012 (CONTINUED)
(in thousands)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total
Net loss	--	--	--	--	(158,097)	--	(158,097)

Foreign currency translation adjustment	--	--	--	(2,313)	--	--	(2,313)

Purchase of treasury shares	--	--	--	--	--	(75,381)	(75,381)

Tax benefit from exercise of stock options	--	--	(9)	--	--	--	(9)

Stock-based compensation	--	--	7,159	--	--	--	7,159

Issuance of common shares in connection with exercise of share options	18	--	467	--	--	--	467

Issuance of restricted common shares	191	2	(2)	--	--	--	--

BALANCE, December 31, 2014	24,191	$242	$196,156	$(2,571)	$373,898	$(394,830)	$172,895

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(158,097)	$49,439	$53,102
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,995	22,059	19,490
Loss on impairment of goodwill, other intangibles and long-lived assets	212,350	803	--
Stock-based compensation	7,159	8,842	8,707
Provision for doubtful accounts	9,096	8,699	3,198
Tax benefit from exercise of stock options	9	42	(95)
Deferred income tax (benefit) provision	(10,708)	2,960	3,247
Changes in:
Accounts receivable and accounts receivable - students	(18,334)	(8,401)	(13,245)
Inventories	7,671	(8,883)	2,083
Prepaid expenses and other current assets	(2,835)	907	99
Other assets	(7,692)	(7,633)	(7,157)
Accounts payable	2,827	5,405	3,054
Accrued expenses	(8,860)	4,170	54
Deferred tuition revenue	2,025	(2,585)	(3,043)
Deferred revenue	(14,549)	19,883	26,139
Deferred rent	(560)	3,343	2,707
Gift certificate liability	(19)	(214)	773
Net cash provided by operating activities	43,478	98,836	99,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,197)	(34,119)	(29,783)
Post-closing working capital adjustment related to acquisitions	--	--	3,614
Net cash used in investing activities	(19,197)	(34,119)	(26,169)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(75,381)	$(10,148)	$(35,901)
Proceeds from long-term debt	38,500	--	--
Payments for long-term debt	(3,057)	(55,361)	(26,500)
Payments of debt issuance costs	--	(373)	--
Tax benefit from exercise of stock options	(9)	(42)	95
Proceeds from share option exercises	467	1,031	577
Net cash used in financing activities	(39,480)	(64,893)	(61,729)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(317)	400	1,168
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,516)	224	12,383
CASH AND CASH EQUIVALENTS, Beginning of year	75,252	75,028	62,645
CASH AND CASH EQUIVALENTS, End of year	$59,736	$75,252	$75,028
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,062	$3,130	$4,590

Income taxes	$3,597	$3,883	$4,712

The accompanying notes to consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

(1)       ORGANIZATION:

Steiner Leisure Limited ("Steiner Leisure," the "Company," "we," "us" and "our" refer to Steiner Leisure Limited and its subsidiaries), a global provider and innovator in the fields of beauty, wellness and education, was incorporated in The Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels, luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image cosmetic services centers (the “Ideal Image centers”), we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments, cosmetic services and laser hair removal. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and third party retail outlets and other channels. We also operate 12 post-secondary schools (comprised of a total of 32 campuses) offering massage therapy and related courses, located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington.

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

We hold variable interests in physician-owned entities that provide cosmetic services to the Ideal Image centers’ guests. These entities were set up for regulatory compliance purposes. We bear the benefits and risks of loss from operating those entities through contractual agreements. Our consolidated financial statements include the operating results of those entities. The assets and liabilities of these entities are not material to the consolidated balance sheets.

(b)       Cash and Cash Equivalents -

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2014 and 2013, cash and cash equivalents included interest-bearing deposits of $5.0 million and $11.4 million, respectively.

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

(c)        Inventories -

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Manufactured finished goods include the cost of raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Finished goods	$48,736	$54,403
Raw materials	3,366	6,084
	$52,102	$60,487

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

(e)       Revenue Recognition -

We recognize revenues earned as services are provided and as products are sold or shipped, as the case may be. All taxable revenue transactions are presented on a net-of tax basis. We also provide a reserve for projected product returns based on prior experience. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of "breakage" (non-redemption of a gift certificate after a specified period of time). We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed. We use the redemption recognition method for recognizing breakage related to certain gift certificates for which we had sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if we determine that we do not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. We determine our gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to determine actual redemption patterns. Gift certificate breakage income is included in revenue in our consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Tuition revenue and revenue related to certain nonrefundable fees and charges at our massage and beauty schools are recognized monthly on a straight-line basis over the term of the course of study. At the time a student begins attending a school, a liability (unearned tuition) is recorded for all academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Revenue related to sales of program materials, books and supplies are, generally, recognized when the program materials, books and supplies are delivered. We include the revenue related to sales of program materials, books and supplies in the Services Revenue financial statement caption in our Consolidated Statements of Operations. These amounts were $8.2 million, $7.8 million and $7.1 million in 2014, 2013 and 2012, respectively. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of the tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

We recognize Ideal Image centers' sales in relation to laser hair removal treatment packages sold at Company-owned and at physician-owned clinic locations. The packages provide for five initial treatments which occur at up to ten-week intervals and generally allow for up to four additional treatments, as necessary, to obtain the desired results. Centers' sales service revenue is recognized evenly over the average number of treatments provided, and is included in Services Revenues in our consolidated statements of operations. Remaining revenue, net of related financing fees, relating to unperformed services is included in deferred revenue in our consolidated balance sheets. During 2013 and 2014, some of our treatment packages included certain of our products. Treatment packages that are bundled with our products are considered multiple deliverable arrangements and, hence, require us to allocate revenue between services and products using either vendor specific objective evidence, third party evidence of selling price, or the best estimate of selling price.

Because both our treatments and products are offered for sale separately, we allocate consideration received for treatment packages based upon their relative stand-alone selling prices. Revenues for the treatment component are deferred and recognized as discussed above. Revenues for the products are recognized when they are delivered. All costs directly related to the operation of both Company-owned and physician-owned Ideal Image center locations, such  as rent of the facilities, maintenance costs of our equipment, depreciation expense related to leaseholds and equipment, payroll costs of sales personnel and service providers and advertising costs are included in Cost of Services and certain of these costs are included in Cost of Products to the extent they relate to the sale of products in our condensed consolidated statements of operations. All corporate-related payroll and other corporate-related expenses are included in Salary and Payroll and Administrative expenses in our consolidated statements of operations.

We receive royalties from Ideal Image franchisees. These royalties from franchised Ideal Image Center operations are recognized in the period earned and are recorded in Services Revenues in our condensed consolidated statements of operations. There are no related direct costs associated with these royalties.

Deferred revenue represents Ideal Image center contractual treatments of $102.5 million at December 31, 2014, for which payment has been received or a customer financing receivable recorded. Deferred revenues were net of deferred finance fees totaling $6.7 million and $10.2 million at December 31, 2014 and 2013, respectively. These fees will be expensed in the same proportion of the related service revenue.

(f)       Intangible Assets -

Intangible assets includes the cost of customer lists, covenants not to compete, unpatented technologies, our rights under Title IV of the Higher Education Act of 1965 ("HEA"), trade names, leases, licenses and logos related to acquisitions. For definite-lived intangible assets, such costs are amortized on a straight-line basis over their estimated useful lives, which range from three to 20 years. Certain intangible assets have indefinite lives, and therefore, no amortization occurs, however, they are subject to at least an annual assessment for impairment. Amortization expense related to intangible assets totaled $0.9 million, $1.1 million and $1.3 million in 2014, 2013 and 2012, respectively. Amortization expense is estimated to be $0.9 million in 2015, $0.4 million in 2016, $0.3 million in 2017, $0.3 million in 2018, and $0.2 million in 2019.

A detail of intangibles is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Intangible assets (various, principally trade names, leases, licenses and logos) with definite lives:
Gross carrying amount	$13,509	$13,509
Less accumulated amortization	(11,057)	(10,158)
Amortized intangible assets, net	2,452	3,351

Unamortized intangible assets with indefinite lives:
Trade names	60,428	71,549
Title IV rights	6,304	13,514
Intangible assets with indefinite lives	66,732	85,063
Total intangible assets, net	$69,184	$88,414

(g)       Goodwill -

Goodwill represents the excess of cost over the fair market value of identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived intangible assets are less than the carrying or book value. Annually each January 1, we performed the required annual impairment test for each reporting unit and determined there was no impairment as of January 1, 2014, 2013 and 2012. We have six operating segments: (1) Maritime, (2) Land-based Spas, (3) Product Distribution, (4) Training, (5) Schools and (6) Ideal Image. The Maritime, Land-Based spas, Product Distribution, Schools and Ideal Image operating segments have associated goodwill and each of them has been determined to be a reporting unit.

During the fourth quarter of 2014, we concluded that as a result of current conditions, circumstances, and in connection with Accounting Standards Codification No. 350, Intangibles – Goodwill and Other, and No. 360, Property, Plant, and Equipment, that  the Ideal Image and Schools reporting units were at risk of their respective carrying values exceeding fair values as of December 31, 2014. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

During 2014, we modified our Ideal Image reporting unit’s strategy in terms of services offered and marketing forums. We changed our advertising agency and worked closely with the new agency to refine our message in various forms of digital and alternative media formats to drive consistent and predictable lead flow. We also began to offer new services (including BOTOX® Cosmetic, tattoo removal, skin tightening and body contouring) to diversify our business and remain competitive. Despite these efforts, during the fourth quarter of 2014, the overall financial performance of the Ideal Image reporting unit continued to decline, including having negative cash flows and a decline in actual revenues as compared to what we had planned. This recent performance has also adversely affected our forecasts of the returns for this business.

During 2014, our Schools reporting unit continued to operate in an environment with increased regulatory compliance obligations that continued to adversely affect our enrollments and our overall financial performance. During the fourth quarter of 2014, our actual enrollments and overall financial performance at the Schools reporting unit were below what we had planned, which also adversely affected our projections of future results for this business.

In connection with our interim impairment analysis as of December 31, 2014, we calculated the fair value for both of these reporting units and performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

●

Income Approach: To determine the estimated fair value of each reporting unit, we discount the expected cash flows which are developed by management. We estimate our future cash flows after considering current economic conditions and trends, estimated future operating results, our views of growth rates and anticipated future economic and regulatory conditions. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our future expected cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our models, we use a terminal value approach and incorporate the present value of the resulting terminal value into our estimate of fair value.

●

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our reporting units using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

The determination of estimated fair value of each reporting unit requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating cash flow projections and capital expenditure forecasts. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of each reporting unit for reasonableness.

As a result of the interim impairment test completed as of December 31, 2014 we recorded goodwill impairment charges of $151.7 million in our Ideal Image reporting unit and $27.7 million in our Schools reporting unit.

In addition, in conjunction with the second step of the goodwill impairment test, fair values are assigned to all assets and liabilities for each reporting unit, including all other intangible assets, as if the reporting unit had been acquired in a business combination.  As a result, there was a impairment charge to the Ideal Image trade name of $11.0 million and $7.2 million charge to the Title IV rights for the Schools. We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820—Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The assumptions utilized in determining fair value include utilizing projected revenue growth rates, discount rates of approximately 18%, royalty rates ranging from 1% to 3% and terminal growth rates of approximately 3%. These fair value measurements are categorized as Level 3 per ASC Topic 820. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of each trade name for reasonableness.

In addition, for the year ended December 31, 2014, an impairment of $14.6 million was recorded in the accompanying consolidated statement of operations for certain long-lived assets, primarily leasehold improvements, related to Ideal Image centers, which are expected to generate negative cash flows through the respective lease end dates and as such the carrying values were not recoverable. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

A tax benefit of $14.5 million was recorded in connection with these charges and related primarily to the reversal of deferred tax liabilities.

The following table presents the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2014 and 2013:

	Maritime	Land-Based Spas	Product Distribution	Schools	Ideal Image	Total
Balance at December 31, 2012	$10,704	$40,297	$23,695	$58,459	$195,076	$328,231
Acquired goodwill	--	--	--	--	--	--
Balance at December 31, 2013	10,704	40,297	23,695	58,459	195,076	328,231
Impairment charges	--	--	--	(27,707)	(151,709)	(179,416)
Balance at December 31, 2014	$10,704	$40,297	$23,695	$30,752	$43,367	$148,815

As of January 1, 2015, we performed the required annual impairment test for each reporting unit and determined there was no impairment.

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

We recognize interest and penalties within the provision for income taxes in the Consolidated Statements of Operations. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued therefor will be reduced and reflected as a reduction of the overall income tax provision.

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

(i)       Deferred Customer Acquisition Costs -

Commission costs directly related to the acquisition of contracts with customers for Ideal Image services are deferred and expensed over the average number of treatments provided in the same manner as the related deferred revenue. As of December 31, 2014, customer acquisition costs totaling $8.7 million were deferred and are expected to be expensed during the years ending December 31, 2015 and 2016 at $8.0 million and $0.7 million, respectively.

(j)       Translation of Foreign Currencies -

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of our consolidated statements of operations were ($2.4) million, ($0.1) million and $0.4 million in 2014, 2013 and 2012, respectively. The transaction gains (losses) included in the Cost of Products caption of our Consolidated Statements of Operations were $1.5 million, ($0.7) million and ($1.0) million in 2014, 2013 and 2012, respectively.

(k)       Earnings Per Share -

Basic earnings per share is computed by dividing the net (loss) income available to our common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common share equivalents such as share options and restricted share units. Due to the fact we reported a loss for the year ended December 31, 2014, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(158,097)	$49,439	$53,102
Weighted average shares outstanding used in
calculating basic earnings per share	14,039	14,649	14,878
Dilutive common share equivalents	--	169	174
Weighted average common and common equivalent shares used in calculating diluted earnings per share	14,039	14,818	15,052

Loss (income) per share:
Basic	$(11.26)	$3.37	$3.57
Diluted	$(11.26)	$3.34	$3.53
Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	234	15	34

(l)       Use of Estimates -

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable-students, student notes receivable, and recovery and measurement of impairments of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite - lived intangible assets and property and equipment, the determination of fair value of assets and liabilities in purchase price allocations, gift certificate breakage revenue, the assumptions related to the determination of share based compensation for Ideal Image center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided, and the allocation of arrangement consideration between services and products for treatment packages that include our products.

(m)       Fair Value Measurements -

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

We have no assets or liabilities that are adjusted to fair value on a recurring basis. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three years ended December 31, 2014, except for goodwill at our Ideal Image reporting unit and Schools reporting unit, Ideal Image trade name, Title IV rights for the Schools and certain long-lived assets, primarily leasehold improvements, related to Ideal Image centers, all of which relate to our interim goodwill and other indefinite-lived intangible assets impairment tests and long-lived assets impairment tests as of December 31, 2014.

Cash and cash equivalents is reflected in the accompanying Consolidated Financial Statements at cost, which approximated fair value estimated, using Level 1 inputs, as they are maintained with various high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of December 31, 2014 and 2013 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

The fair value of items measured on a nonrecurring basis, estimated using Level 3 inputs as of December 31, 2014 is as follows:

Fair value measurements (in thousands):

Ideal Image goodwill	$43,367
Ideal Image indefinite-lived intangibles	$33,000
Certain Ideal Image property and equipment	$4,308
Schools goodwill	$30,752
Certain Schools indefinite-lived intangibles	$9,739

(n)       Concentrations of Credit Risk -

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2014 and 2013, we had one customer that represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits and monitoring procedures. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. Accounts receivable and Accounts receivable – students are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. Bad debt expense is included within administrative operating expenses in our consolidated statements of income. We write off amounts due from former students and other customers when we conclude that collection is not probable. A roll-forward of the allowance for doubtful accounts receivable is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$8,659	$10,913	$8,525
Provision	5,676	6,057	3,198
Write-offs	(3,873)	(8,311)	(810)
Balance at end of year	$10,462	$8,659	$10,913

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

	2014	2013	2012
Balance at beginning of year	$3,999	$2,002	$419
Provision	3,420	2,642	1,628
Write-offs	(3,925)	(645)	(45)
Balance at end of year	$3,494	$3,999	$2,002

As of December 31, 2014, the delinquency status of gross student notes receivable was as follows (in thousands):

Current			$5,245
1	-	30	1,059
31	-	60	473
61	-	90	725
91+			351
			$7,853

(o)       Stock-Based Compensation -

We reserved approximately 8,425,000 of our common shares for issuance under our Amended and Restated 1996 Share Option and Incentive Plan, which was replaced by the 2004 Equity Incentive Plan (the "2004 Plan") and under which no awards remain outstanding (the "1996 Plan"), under the 2004 Plan, under our 2009 Incentive Plan (the "2009 Plan"), under our 2012 Incentive Plan (the "2012 Plan" and, collectively, with the 1996 Plan, the 2004 Plan and the 2009 Plan, the "Equity Plans") and 185,625 of our common shares for issuance under our Non-Employee Directors' Share Option Plan (the "Directors' Plan," and, collectively, with the, Equity Plans, the "Plans"). Under the 2012 Plan (awards may no longer be made under the other Plans), restricted share units and other awards may be granted. The terms of each award agreement under the Equity Plans were or are, as the case may be, determined by the Compensation Committee of the Board of Directors. Terms of the grants under the Directors' Plan are set forth in the Directors' Plan. The exercise price of share options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The exercise price of non-qualified share options under the Equity Plans was or is, as the case may be, determined by the Compensation Committee and their terms may not exceed ten years. Under the Equity Plans, share options and restricted share units outstanding as of December 31, 2014, other than grants to members of the Board of Directors, vest in equal installments over three to five years from the date of grant (i.e., graded vesting), subject to accelerated vesting in certain cases. There was one grant of restricted share units to an officer that vested in its entirety on the third anniversary date of the date of grant. Certain of the restricted share units require for vesting the meeting of certain performance criteria. All share options outstanding under the Directors' Plan as of December 31, 2014 vested one year from the date of grant, subject to accelerated vesting in certain cases. Upon vesting of share options, we issued new common shares to the award recipient. The grant date fair value of restricted share units is expensed as stock-based compensation over the vesting term using the straight-line recognition method for service-only awards and the accelerated basis for performance based awards with graded vesting. In addition, we estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

Total stock compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was $7.2 million, $8.8 million and $8.7 million, respectively, and has been included within salary and payroll taxes in our Consolidated Statements of Operations.

Share Options

Share options activity for 2014 is summarized in the following table (in thousands, except share price and years):

Share Option Activity	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2014	79	$36.36	2.0	$1,005
Granted	--	--
Exercised	(18)	26.19
Cancelled	--	--
Outstanding at December 31, 2014	61	39.36	1.3	415
Options exercisable at December 31, 2014	61	39.36	1.3	415

(1)  Represents the amount by which the fair value of shares exceed the option exercise price.

Additional information regarding options outstanding at December 31, 2014 is as follows (in thousands, except share data):

		Options Outstanding			Options Exercisable
Range of Exercisable Prices		Number Outstanding as of	Weighted Average Contractual	Weighted Average Exercise	Number Exercisable as of	Weighted Average Exercise
Low	High	12/31/14	Life	Price	12/31/14	Price
$34.00	$34.99	6	0.5	$34.14	6	$34.14
$35.00	$39.95	30	1.0	$37.36	30	$37.36
$40.00	$42.97	25	1.9	$42.97	25	$42.97
$34.00	$42.97	61	1.3	$39.36	61	$39.36

No share options were granted during the three years ended December 31, 2014. The total intrinsic value of share options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.5 million and $0.5 million, respectively. As of December 31, 2014, there was no unrecognized compensation cost, net of estimated forfeitures, related to share options granted under the Plans.

Restricted Share Units

Restricted share units become unrestricted common shares upon vesting on a one-for-one basis. The compensation cost of these awards is determined using the fair value of our common shares on the date of the grant and compensation expense is recognized over the service period for awards expected to vest. Restricted share unit activity for 2014 is summarized in the following table (in thousands, except share price):

Restricted Share Unit Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested shares at January 1, 2012	577	$42.63
Granted	223	$46.10
Vested	(242)	$41.82
Cancelled	(148)	$43.94

Non-vested shares at January 1, 2013	410	$44.52
Granted	190	$55.79
Vested	(162)	$43.48
Cancelled	(5)	$45.39

Non-vested shares at January 1, 2014	433	$49.86
Granted	271	$42.81
Vested	(193)	$46.55
Cancelled	(85)	$56.52
Future vesting of non-vested shares estimated at December 31, 2014	426	$45.55

As of December 31, 2014, we had $16.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted share unit grants, which is recognized over the weighted-average period of 2.7 years after the respective dates of grant. As of December 31, 2013, we had $17.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted share unit grants, which is recognized over the weighted average period of 2.2 years after the respective dates of grant.

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

In August 2014, guidance was issued requiring management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance will be effective for our annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

(q)        Deferred Financing Costs -

Deferred financing costs primarily relate to the costs of obtaining our former and current credit facilities and consist primarily of loan origination and other direct financing costs. These costs are amortized using the effective interest method over the term of the related debt balances. Such amortization is reflected as interest expense in our Consolidated Statements of Operations and amounted to $0.8 million, $1.0 million and $1.4 million in 2014, 2013 and 2012, respectively.

(r)        Deferred Rent -

Deferred rent relates to tenant incentives that we have received or will receive in the future from certain lessors in connection with the build-out of our land-based spas, school campuses or Ideal Image centers. These amounts are being amortized over the terms of the respective leases on a straight-line basis. Amortization was $1.0 million in 2014, 2013 and 2012, and was included in cost of revenues in our consolidated statements of operations.

(s)        Advertising Costs -

Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising costs were approximately $57.1 million, $56.6 million and $45.4 million in 2014, 2013 and 2012, respectively. Of these amounts, $45.4 million, $46.3 million and $36.5 million are included in cost of revenues in the accompanying consolidated statements of operations in 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the amounts of advertising costs are an immaterial component of prepaid expenses and other current assets.

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

(v)       Shipping and Handling -

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses amounted to $2.8 million, $3.0 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	Useful Life	December 31,
	in Years	2014	2013
Furniture and fixtures	5-7	$30,155	$29,690
Computers and equipment	3-8	50,137	41,653
Land	Indefinite	3,000	3,000
Building	40	4,500	4,500
Leasehold improvements	Term of lease	143,059	151,167
		230,851	230,010
Less: Accumulated depreciation and amortization		(134,342)	(115,286)
		$96,509	$114,724

Depreciation and amortization expense of property and equipment amounted to $22.3 million, $19.9 million and $16.7 million in 2014, 2013 and 2012, respectively.

(4)       ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Operative commissions	$4,972	$4,645
Minimum cruise line commissions	6,301	7,028
Payroll and bonuses	6,822	13,824
Rent	1,680	2,334
Other	23,527	25,168
Total	$43,302	$52,999

Under most of our concession agreements with cruise lines and certain of our leases with land-based spas, we are required to make minimum annual payments, irrespective of the amounts of revenues received from operating those operations. These minimum annual payments (See Note 8) are expensed/accrued over the applicable 12-month period.

(5)       LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Long term debt	$90,082	$93,139
Revolving loan	38,500	--
Total long-term debt	128,582	93,139
Less: Current portion	1,405	--
Long-term debt, net of current portion	$127,177	$93,139

On November 1, 2011, we entered into a credit agreement for a new credit facility (the "Credit Facility"), through our wholly-owned Steiner U.S. Holdings, Inc. subsidiary (the "Borrower"), with a group of lenders including SunTrust Bank, our then existing lender. The Credit Facility, which was amended in 2012, consists of a $60.0 million revolving credit facility with a $5.0 million Swing Line sub-facility and a $5.0 million Letter of Credit sub-facility (referred to collectively as the "Revolving Facility"), with a termination date of November 1, 2016, and a term loan facility (referred to as the "Term Facility"), in the aggregate principal amount equal to $165.0 million and with a maturity date of November 1, 2016. Concurrently with the effectiveness of the Credit Facility, our then existing facility was terminated. On the closing of the Credit Facility, the entire amount of the Term Facility was drawn to finance a portion of the acquisition (the "Merger Transaction") of Ideal Image. In addition, extensions of credit under the Credit Facility were used to pay certain fees and expenses associated with the Credit Facility and the Merger Transaction and may in the future be used (i) for capital expenditures, (ii) to finance acquisitions permitted under the credit agreement, and (iii) for working capital and general corporate purposes, including letters of credit. On June 21, 2013, we entered into an amendment to our credit facility. As a result, among other things, our restrictive payment limits were increased, certain of our financial covenants were modified, we received improved pricing on our interest rate and the maturity date of the term loan was extended from November 1, 2016 to June 21, 2018. In connection with entering into the amendment, we incurred $0.4 million of lender and third-party costs. The amendment to our Credit Facility was accounted for as a debt modification and, as a result, the related unamortized financing fees and any new lender fees were deferred and are recognized over the terms of the new arrangement.

On June 3, 2014, our Credit Facility was amended to increase the annual limit of total dividends and share repurchases that may be made to $75 million for fiscal year 2014 and $35 million in subsequent years.

Interest on borrowings under the Credit Facility accrues at either a base rate, an adjusted LIBO rate or an index rate, at Borrower's election, plus, in each case, an applicable margin. At December 31, 2014, our borrowing rate was 1.91%. All of Borrower's obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the Credit Facility are secured by substantially all of our present and future assets.

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

All of our long-term debt is denominated in U.S. dollars. Future maturities as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$1,405
2016	12,231
2017	12,231
2018	102,715
$128,582

(6)       SHAREHOLDERS' EQUITY:

In February 2013, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of common shares could be purchased. During 2013, we purchased approximately 188,000 shares for a total of approximately $10.1 million. During 2013, approximately 60,000 shares, with a value of approximately $3.5 million, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of the employee federal income tax withholding obligations of these employees. During 2014, we purchased approximately 1,841,000 shares for a total of approximately $75.4 million. During 2014, approximately 69,000 shares with a value of approximately $3.0 million were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of employee federal income tax withholding obligations of these employees. The share purchases in connection with the restricted share unit vestings were made outside of our repurchase plan.

(7)      INCOME TAXES:

Net (loss) income before (benefit) provision for income taxes consists of (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(229,874)	$(8,162)	$10,147
Foreign	64,948	64,418	50,296
	$(164,926)	$56,256	$60,443

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. Federal	$(10,830)	$3,426	$3,247
U.S. State	237	49	177
Foreign	3,764	3,342	3,917
	$(6,829)	$6,817	$7,341

Current	$3,879	$3,857	$4,094
Deferred	(10,708)	2,960	3,247
	$(6,829)	$6,817	$7,341

A reconciliation of the difference between the expected (benefit) provision for income taxes using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision using statutory U.S. federal tax rate	$(57,725)	$19,689	$21,152
Income earned in jurisdictions not subject to income taxes	(19,229)	(16,953)	(12,362)
Impairment charges	53,122	--	--
Changes in valuation allowance	14,394	10,200	--
Other	2,609	(6,119)	(1,449)
	$(6,829)	$6,817	$7,341

The following is a summary of the significant components of our deferred income tax assets and liabilities (in thousands):

	December 31, 2014	December 31, 2013
Deferred income tax assets:
Net operating loss carry-forwards	$42,579	$39,102
Gift certificates	4,104	3,976
Depreciation and amortization	9,087	3,132
Interest	1,754	1,754
Accounts receivable allowances	4,925	4,330
Lease obligations	3,901	4,041
Unicap and inventory reserves	259	266
Other accruals	720	691
Deferred revenue	8,978	7,343
Stock compensation	3,532	1,573
Total deferred income tax assets	79,839	66,208
Valuation allowance	(77,120)	(62,726)
	2,719	3,482
Deferred income tax liabilities:
Goodwill amortization	(18,214)	(24,772)
Intangibles	(12,809)	(17,081)
Other accruals	--	(641)
Total deferred income tax liabilities	(31,023)	(42,494)

Net deferred income tax liabilities	$(28,304)	$(39,012)

Our U.S. subsidiaries have available net federal operating loss carry forwards ("NOLs") of approximately $107.7 million, which are available through 2033 to offset future taxable income. The tax benefit of such NOLs are recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined that, based on the recent results of operations of our subsidiaries, it is not more likely than not that future taxable income of the subsidiaries will be sufficient to fully utilize the available NOLs and, as a result, a valuation allowance has been established. The valuation allowance was increased by approximately $14.4 million, $10.2 million and $1.0 million in 2014, 2013 and 2012, respectively.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and December 31, 2013 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $13.8 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

A deferred tax asset, or future tax benefit, is recorded based on the amount of non-cash compensation expense recognized in the financial statements for share-based awards. For income tax purposes, a tax deduction equal to the share price on the vesting date of the share-based awards is recognized. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid-in-capital pool ("APIC Pool"). If the amount of future tax deficiencies is greater than the available APIC Pool, then an income tax expense will be recorded in our consolidated statements of operations for the deficiencies in excess of the APIC Pool. As of December 31, 2014, net excess tax benefits of approximately $0.6 million associated with share-based awards for employees in the United Kingdom were recorded as amounts credited to the APIC Pool.

We do not expect to incur income taxes on future distributions of undistributed earnings of our foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings and the determination of that amount is not practicable.

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

(8)       COMMITMENTS AND CONTINGENCIES:

(a)       Cruise Line Agreements -

A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which we provide services and products paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum guarantees and staff shipboard meals and accommodations, generally, as they are incurred. For cruises in process at period end, accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner. Pursuant to agreements that provide for minimum commissions, we guaranteed the following amounts as of December 31, 2014 (in thousands):

Year	Amount
2015	$101,621
2016	8,000
2017	8,000
2018	8,000
2019	8,000
$133,621

The cruise line agreements have specified terms, ranging from one to eight years with an average remaining term per ship of approximately three years as of February 2, 2015 (unaudited). Cruise line agreements that expire within one year covered 19 of the 148 ships served by us as of February 2, 2015 (unaudited). These 19 ships accounted for approximately 4.4% of our 2014 revenues. Revenues from passengers of each of the following cruise companies accounted for more than ten percent of our total revenues in 2014, 2013 and 2012, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess and Seabourn cruise lines): 24.8%, 24.4% and 25.7% and Royal Caribbean (including Royal Caribbean, Celebrity (we ceased serving Celebrity ships in the second quarter of 2014), Pullmantur and Azamara cruise lines): 10.6%, 13.9% and 14.8%. These companies, combined, accounted for 118 of the 148 ships served by us as of February 2, 2015. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition. We have separate agreements for each cruise line (we are currently serving Pullmantur ships without a written agreement), even where they are under common ownership with other cruise lines.

(b)       Operating Leases -

We lease office and warehouse space as well as office equipment and automobiles under operating leases. We also make certain payments to the owners of the venues where our land-based spas, schools and Ideal Image centers are located. Our land-based spas generally require rent based on a percentage of revenues. In addition, as part of our rental arrangements for some of our land-based spas and all of our schools and Ideal Image centers, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. We incurred approximately $37.1 million, $35.2 million and $31.6 million in rental expense under operating leases in 2014, 2013 and 2012, respectively.

Minimum annual commitments under operating leases at December 31, 2014 are as follows (in thousands):

Year	Amount
2015	$25,497
2016	20,179
2017	17,188
2018	15,137
2019	13,515
Thereafter	32,418
$123,934

(c)       Employment and Consulting Agreements -

We have entered into one-year employment agreements, subject to renewal annually for one year, with certain of our executive officers. The agreements provide for minimum annual base salaries and annual incentive bonuses based on our attainment of certain targeted earnings levels. The earnings levels are required to be approved for such purpose by the Compensation Committee of our Board of Directors. We incurred approximately $4.1 million, $3.8 million and $4.3 million in compensation expense under these employment agreements in 2014, 2013 and 2012, respectively.

Future minimum annual commitments under our employment agreements at December 31, 2014 are as follows (in thousands):

Year	Amount
2015	$4,254

(d)       Product Supply and Equipment -

We develop and sell a variety of high quality beauty products under our Elemis, La Thérapie, Bliss, BlissLabs, Remède, Laboratoire Remède, Mandara Spa and Mandara brands. Many of our products are produced for us by highly regarded and premier United States and European manufacturers. If any of this limited number of manufacturers ceased producing for us, for any reason, these ingredients and other materials for our products, the transition to other manufacturers could result in significant production delays. Any significant delay or disruption in the supply of our products could adversely impact our results of operations and financial condition.

Ideal Image depends on single manufacturers as sources of equipment for the provision for each of its laser hair removal, tattoo removal and body contouring services. Ideal Image does not have agreements with these manufacturers which would require the manufacturers to continue providing these devices to Ideal Image. If Ideal Image were unable to continue to acquire this equipment from these manufacturers, Ideal Image would be required to seek other manufacturers of these devices or manufacturers of alternative devices and we cannot assure you that the devices we currently use or equivalent devices would be available at prices that are economically beneficial to us or otherwise. Any lack of availability for more than a brief period of time of the laser hair removal, tattoo removal or body contouring services equipment we use to provide our Ieal Image services could adversely impact our results of operations and financial condition.

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

(g)       Legal Proceedings -

From time to time, in the ordinary course of business, we are a party to various claims and legal proceedings. Currently, there are no such claims or proceedings which, in the opinion of management, could have a material adverse effect on our results of operations, financial condition and cash flows, except as follows:

On April 7, 2014, a former student at our Schools Division’s Denver School of Massage Therapy brought a putative class action against our Schools Division, Nesbitt v. FCNH, Inc. et al., in the U.S. District Court for the District of Colorado, alleging violations of the Fair Labor Standards Act (“FLSA”) and various state wage and hour laws. The plaintiff alleges that, in performing certain therapies on individuals from the public as part of the requirements that students perform clinical services (required for a massage therapy license), she was acting as an employee for purposes of the FLSA and applicable state law and was entitled to wages for those services. The complaint seeks unspecified damages. The plaintiff brought the action on behalf of herself and all others similarly situated at the schools operated by our Schools Division. At this time, we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter. Should we be found liable in this matter, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

On November 17, 2014, a former sales consultant brought a putative collective action against Ideal Image Development Corporation, Marlow v. Ideal Image Development Corp., in the U.S. District Court for the Eastern District of Tennessee, alleging violations of the FLSA. The plaintiff alleges that she and others working as sales consultants were not paid the applicable minimum wage for certain training and travel work and were not paid overtime for hours worked over 40 in a workweek. The complaint seeks unspecified damages. The plaintiff brought the action on behalf of herself and others similarly situated across the country. Twenty individuals have joined the lawsuit to date. At this time, we are unable to provide an evaluation of the likelihood of an unfavorable outcome, or provide an estimate of the amount or range of potential loss in this matter. Should we be found liable in this matter, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

(9)       RELATED PARTY TRANSACTIONS:

During 2000, we moved our United Kingdom staff training facility into a new facility. Effective June 24, 2000, we executed a 20-year commercial office lease for this new facility. The lessor for this facility is a company which is owned by certain members of the family of our Chairman of the Board and another one of our directors. Execution of the lease was approved by a majority of the disinterested members of our Board of Directors. We believe that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. Rent expense (denominated in U.K. Pound Sterling and converted to U.S. Dollars based on exchange rates then in effect) totaled $0.3 million in each of the three years ended December 31, 2014. Future annual commitments under the lease are $0.3 million for the remaining term of the lease, subject to increases in 2015.

(10)       PROFIT SHARING PLANS:

We have a profit sharing retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. We make discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. For each of the years ended December 31, 2014, 2013 and 2012, the contribution to the plan was $1.1 million.

(11)       CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the year ended December 31, 2014 (in thousands):

	Foreign Currency Translation Adjustments
	2014	2013
Accumulated comprehensive loss at beginning of the year	$(258)	$(1,946)
Other comprehensive income before reclassifications	(2,313)	1,688
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive income	(2,313)	1,688
Ending balance	$(2,571)	$(258)

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

We operate in four reportable segments: (1) Spa Operations, which sells spa services and beauty products onboard cruise ships, on land at hotels and at day spas; (2) Products, which sells a variety of high quality beauty products to third parties through channels other than those above; (3) Schools, which offers programs in massage therapy and skin care; and (4) Ideal Image, which sells laser hair removal and other services and certain of our products. Amounts included in "Other" include various corporate items such as unallocated overhead and intercompany transactions.

Information about our segments is as follows (in thousands):

	Revenues	(Loss) Income from Operations	Depreciation and Amortization	Capital Expenditures	Total Assets

2014
Spa Operations	$477,631	$36,540	$9,350	$2,021	$191,218
Products	192,666	19,946	1,949	2,548	199,803
Schools	78,837	(34,665)	1,096	634	99,981
Ideal Image	152,457	(185,388)	10,058	12,709	147,933
Other	(38,137)	518	1,542	1,285	(86,092)
	$863,454	$(163,049)	$23,995	$19,197	$552,843

2013
Spa Operations	$500,063	$41,337	$10,981	$3,682	$212,176
Products	186,526	21,510	1,809	1,329	192,669
Schools	80,019	3,783	1,057	586	129,517
Ideal Image	132,536	(4,369)	6,610	27,307	316,372
Other	(43,682)	(2,672)	1,602	1,215	(74,421)
	$855,462	$59,589	$22,059	$34,119	$776,313

2012
Spa Operations	$507,326	$42,477	$10,926	$2,977	$210,757
Products	164,714	17,548	1,807	2,213	178,108
Schools	78,365	3,843	1,071	1,563	131,355
Ideal Image	93,591	7,728	3,866	15,408	286,170
Other	(32,515)	(5,824)	1,820	7,622	(58,808)
	$811,481	$65,772	$19,490	$29,783	$747,582

Included in Spa Operations, Products, Ideal Image and Schools is goodwill of $51.0 million, $23.7 million, $43.4 million and $30.7 million as of December 31, 2014, respectively.

Included in Spa Operations, Products, Ideal Image and Schools is goodwill of $51.0 million, $23.7 million, $195.1 million and $58.4 million as of December 31, 2013, respectively.

Products segment revenues, excluding intercompany transactions, was $152.5 million, $141.0 million and $129.9 million for the years ended December 2014, 2013 and 2012, respectively.

(13)       GEOGRAPHIC INFORMATION:

The basis for determining the geographic information below is based on the countries in which we operate. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$363,691	$348,794	$303,213
United Kingdom	82,524	75,203	69,804
Not connected to a country	388,725	401,653	404,596
Other	28,514	29,812	33,868
Total	$863,454	$855,462	$811,481

	December 31,
	2014	2013
Property and Equipment, net
United States	$74,781	$90,709
United Kingdom	6,088	6,189
Not connected to a country	2,231	2,431
Other	13,409	15,395
Total	$96,509	$114,724

(14)       UNAUDITED QUARTERLY DATA (in thousands, except per share data):

	Fiscal Year 2014				Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Income Data:
Revenues	$216,736	$209,263	$219,677	$217,777	$212,014	$207,653	$214,831	$220,964
Gross profit	$44,911	$44,704	$48,664	$47,824	$50,223	$45,553	$44,316	$46,129
Administrative, salary and payroll taxes	$35,350	$34,371	$33,891	$245,541	$34,449	$30,614	$30,059	$31,510
Net (loss) income	$7,361	$8,283	$12,106	$(185,847)	$12,740	$12,292	$11,452	$12,955
Basic earnings per share	$0.50	$0.57	$0.88	$(14.01)	$0.87	$0.84	$0.78	$0.88
Diluted earnings per share	$0.50	$0.57	$0.87	$(14.01)	$0.86	$0.83	$0.77	$0.88

As a Percentage of Revenues:
Gross profit	20.7%	21.4%	22.2%	22.0%	23.7%	21.9%	20.6%	20.9%
Administrative, salary and payroll taxes	16.3%	16.4%	15.4%	112.7%	16.2%	14.7%	14.0%	14.3%
Net (loss) income	3.4%	4.0%	5.5%	(85.3)%	6.0%	5.9%	5.3%	5.9%

(1)	During the fourth quarter of 2014, we recorded impairment charges of $212.4 million and an associated income tax benefit of $14.5 million.

(15)       SUBSEQUENT EVENT:

On February 18, 2015, our Board of Directors approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board of Directors in February 2013 was terminated. A total of approximately $21.0 million remained available for share repurchases under that prior plan at the time it was terminated.