Form 10-Q
period 2015-03-31
STEINER LEISURE Ltd
filed 2015-05-08
CIK 1018946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

On April 29, 2015, the registrant had 12,837,722 common shares, par value (U.S.) $.01 per share, outstanding.

STEINER LEISURE LIMITED

INDEX

		Page No.
PART I FINANCIAL INFORMATION

ITEM 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014	5

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	7

	Notes to Condensed Consolidated Financial Statements	9

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 6.	Exhibits	27

SIGNATURES AND CERTIFICATIONS		28

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,492	$59,736
Accounts receivable, net	61,818	59,359
Accounts receivable - students, net	26,037	20,531
Inventories	53,513	52,102
Prepaid expenses and other current assets	20,360	18,129
Total current assets	198,220	209,857
PROPERTY AND EQUIPMENT, net	100,272	96,509
GOODWILL	148,815	148,815
OTHER ASSETS:
Intangible assets, net	68,948	69,184
Deferred financing costs, net	2,287	2,481
Deferred customer acquisition costs	9,201	8,723
Other	18,653	17,274
Total other assets	99,089	97,662
Total assets	$546,396	$552,843
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,885	$26,162
Accrued expenses	45,740	43,302
Current portion of long-term debt	4,462	1,405
Current portion of deferred rent	2,392	2,392
Current portion of deferred tuition revenue	27,507	22,337
Current portion of deferred revenue	95,889	88,086
Gift certificate liability	15,337	16,364
Income taxes payable	1,684	1,972
Total current liabilities	213,896	202,020
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	29,174	28,304
Long-term debt	108,119	127,177
Long-term deferred rent	14,529	14,674
Long-term deferred tuition revenue	240	113
Long-term deferred revenue	7,775	7,660
Total non-current liabilities	159,837	177,928

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands)

Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 24,204 shares issued in 2015 and 24,191 shares issued in 2014	242	242
Additional paid-in capital	198,273	196,156
Accumulated other comprehensive loss	(3,543)	(2,571)
Retained earnings	382,010	373,898
Treasury shares, at cost, 11,357 shares in 2015 and 11,153 shares in 2014	(404,319)	(394,830)
Total shareholders' equity	172,663	172,895
Total liabilities and shareholders' equity	$546,396	$552,843

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Services	$151,805	$155,294
Products	64,299	61,442
Total revenues	216,104	216,736
COST OF REVENUES:
Cost of services	126,329	129,257
Cost of products	41,645	42,568
Total cost of revenues	167,974	171,825
Gross profit	48,130	44,911
OPERATING EXPENSES:
Administrative	17,994	14,912
Salary and payroll taxes	19,946	20,438
Total operating expenses	37,940	35,350
Income from operations	10,190	9,561
OTHER INCOME (EXPENSE), NET:
Interest expense	(771)	(756)
Other income	278	143
Total other income (expense), net	(493)	(613)
Income before provision for income taxes	9,697	8,948
PROVISION FOR INCOME TAXES	1,585	1,587
Net income	$8,112	$7,361
INCOME PER SHARE:
Basic	$0.62	$0.50
Diluted	$0.62	$0.50

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$8,112	$7,361
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(972)	(2)
Total other comprehensive loss, net of tax	(972)	(2)
Comprehensive income	$7,140	$7,359

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,112	$7,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,346	5,867
Stock-based compensation	2,115	2,550
Provision for doubtful accounts	2,497	1,979
Deferred income tax provision	870	870

Changes in:
Accounts receivable and accounts receivable-students	(11,665)	(10,994)
Inventories	(1,996)	(480)
Prepaid expenses and other current assets	(2,325)	(923)
Other assets	(1,855)	(110)
Accounts payable	(4,981)	(7,337)
Accrued expenses	2,521	(13,134)
Deferred tuition revenue	5,297	7,793
Deferred revenue	7,918	(2,502)
Deferred rent	(145)	94
Gift certificate liability	(980)	(851)
Net cash provided by (used in) operating activities	10,729	(9,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,881)	(2,064)
Net cash used in investing activities	(8,881)	(2,064)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(9,489)	$(893)
Payments for long-term debt	(20,000)	--
Proceeds from long-term debt	4,000	--
Net cash used in financing activities	(25,489)	(893)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	397	(101)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,244)	(12,875)
CASH AND CASH EQUIVALENTS, Beginning of period	59,736	75,252
CASH AND CASH EQUIVALENTS, End of period	$36,492	$62,377
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$577	$497

Income taxes	$1,004	$823

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015
(Unaudited)

(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). The December 31, 2014 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2014 audited Consolidated Balance Sheet included in our 2014 Annual Report.

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assessment of the realization of accounts receivables, accounts receivable-students, student notes receivable, and recovery of long-lived assets and goodwill and other intangible assets, the determination of deferred income taxes, including valuation allowances, the useful lives of definite - lived intangible assets and property and equipment, gift certificate breakage revenue, the assumptions related to the determination of share based compensation, and for Ideal Image cosmetic services center sales and related deferred customer acquisition costs, the determination of the average number of treatments provided, and the allocation of arrangement consideration between services and products for treatment packages that include our products.

(2)	ORGANIZATION:

Steiner Leisure Limited is a global provider and innovator in the fields of beauty, wellness and education. Steiner Leisure was incorporated in The Bahamas as a Bahamian international business company in 1995. In our facilities on cruise ships, at land-based spas, including at resorts and urban hotels (referenced collectively below as “hotels”), luxury Elemis® day spas, Bliss® premium urban day spas and at our Ideal Image cosmetic services centers (the “Ideal Image centers”), we strive to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. Our services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, medi-spa treatments, cosmetic services, laser hair removal, facial rejuvenation and body contouring services. We also develop and market premium quality beauty products which are sold at our facilities, through e-commerce and through third party retail outlets and other channels, and we also operate post-secondary schools offering massage therapy and related courses.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2014 Annual Report. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2015, unless otherwise described below.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2015	2014

Finished goods	$50,305	$48,736
Raw materials	3,208	3,366
	$53,513	$52,102

(c)	Income Taxes

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately ($1.6 million) and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately $0.5 million and ($0.1 million) for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended
	March 31,
	2015	2014

Net income	$8,112	$7,361

Weighted average shares outstanding used in calculating basic earnings per share	13,001	14,681
Dilutive common share equivalents	87	87
Weighted average common and common share equivalents used in calculating diluted earnings per share	13,088	14,768

Income per common share:
Basic	$0.62	$0.50

Diluted	$0.62	$0.50

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	42	157

No options were exercised during the three months ended March 31, 2015 and 2014, respectively.

(f)	Stock-Based Compensation

No stock-based awards were granted during the three months ended March 31, 2015 or 2014, respectively.

(g)	Recent Accounting Pronouncements

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

In January 2015, amended GAAP guidance was issued changing the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. A reporting entity may apply the amendments prospectively or retrospectively to all periods presented in the financial statements. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact on our consolidated financial statements.

In February 2015, amended GAAP guidance was issued affecting current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact, if any, that the adoption of this newly issued guidance would have on our consolidated financial statements.

In April 2015, amended GAAP guidance was issued simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance will be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this newly issued guidance is not expected to be material to our consolidated financial statements.

In April 2015, amended GAAP guidance was issued to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. This guidance will impact the accounting of software licenses but will not change a customer’s accounting for service contracts. The guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively or retrospectively. We are currently evaluating the impact, if any, that the adoption of this newly issued guidance would have on our consolidated financial statements.

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

We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015, or 2014.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of March 31, 2015 and December 31, 2014 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

(i)	Concentrations of Credit Risk

A roll-forward of the allowance for doubtful accounts for student notes receivables at March 31, 2015 is as follows (in thousands):

Balance at beginning of period	$3,494
Provision	1,090
Write-offs	(1,187)
Balance at end of period	$3,397

As of March 31, 2015, the delinquency status of gross notes receivable was as follows (in thousands):

Current	$5,646
1-30	510
31-60	774
61-90	256
91+	543
$7,729

(j)	Seasonality

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

(5)	SHAREHOLDERS' EQUITY:

On February 18, 2015, the board of directors of Steiner Leisure (the “Board”) approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2013 was terminated. During the three months ended March 31, 2015 and 2014, respectively, we purchased approximately 204,000 and 20,000 shares, with a value of approximately $9.4 million and $0.9 million, respectively. Of those shares purchased, 5,000 and 20,000 shares for the three months ended March 31, 2015 and 2014, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(6)	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustments
	2015	2014
Accumulated comprehensive loss at beginning of the year	$(2,571)	$(258)
Other comprehensive income before reclassifications	(972)	(2)
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive loss	(972)	(2)
Ending balance	$(3,543)	$(260)

All amounts are after tax. Amounts in parenthesis indicate debits.

(7)	SEGMENT INFORMATION:

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

Information about our segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Spa Operations	$118,605	$125,834
Products	45,189	42,201
Schools	20,135	19,664
Ideal Image	41,078	38,814
Other	(8,903)	(9,777)
Total	$216,104	$216,736
Income from Operations:
Spa Operations	$9,585	$10,147
Products	3,270	2,420
Schools	315	(116)
Ideal Image	(1,687)	(1,109)
Other	(1,293)	(1,781)
Total	$10,190	$9,561

	March 31,	December 31,
	2015	2014
Identifiable Assets:
Spa Operations	$189,682	$191,218
Products	204,240	199,803
Schools	85,392	99,981
Ideal Image	159,403	147,933
Other	(92,321)	(86,092)
Total	$546,396	$552,843

Included in Spa Operations, Products, Ideal Image and Schools is goodwill of $51.0 million, $23.7 million, $43.4 million and $30.7 million, respectively, as of March 31, 2015 and December 31, 2014.

Products segment revenues excluding intercompany transactions were $35.9 million and $32.0 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

(8)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
United States	$95,480	$91,122
United Kingdom	17,340	16,242
Not connected to a country	96,543	101,576
Other	6,741	7,796
Total	$216,104	$216,736

	March 31,	December 31,
	2015	2014
Property and Equipment, net:
United States	$78,031	$74,781
United Kingdom	7,092	6,088
Not connected to a country	2,176	2,231
Other	12,973	13,409
Total	$100,272	$96,509

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

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 32 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis, Bliss and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965 (the “HEA”) and administered by the U.S. Department of Education (the “DOE”). We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, have adversely affected our Schools segment's enrollments and continue to adversely affect our enrollment and our results of operations. We are taking steps to address this decline in enrollments through changes in our marketing strategy and tactics. However, we cannot assure you that these efforts will be successful in addressing this matter, and, if they are not successful, our results of operations and financial condition would be adversely affected.

During the three months ended March 31, 2015, the severe winter weather experienced in multiple regions of the United States has adversely affected us by requiring us to close a number of our Schools campuses, Ideal Image centers and Bliss locations for varying periods of time.

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

Even after a new Ideal Image center becomes cash flow positive, however, under applicable U.S. GAAP rules, it takes an additional period of time for the positive cash flow (assuming the Ideal Image center is successful) to be reflected in the operating income of the segment with respect to that Ideal Image center. This is primarily because the services for which payments are received are not fully performed for a period of several months and revenue cannot be recognized until the related treatment is performed. Accordingly, operating income of the Ideal Image segment trails behind the related cash flow of the segment. This applies to both new Ideal Image centers and existing Ideal Image centers. To the extent that more new Ideal Image centers are opened, and, therefore, each new Ideal Image center becomes a smaller portion of the segment as a whole, the trailing of operating income behind the related cash flows will decline because established Ideal Image centers typically have a regular base of customers and receive new customers at a more regular rate than newly opened Ideal Image centers and, therefore, have a stronger revenue base than new Ideal Image centers.

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

Our critical accounting policies are included in our 2014 Annual Report. We believe that there have been no significant changes during the quarter ended March 31, 2015 to the critical accounting policies disclosed in our 2014 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(g) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Services	70.2%	71.7%
Products	29.8	28.3
Total revenues	100.0	100.0
Cost of revenues:
Cost of services	58.5	59.6
Cost of products	19.3	19.7
Total cost of revenues	77.8	79.3
Gross profit	22.2	20.7
Operating expenses:
Administrative	8.3	6.9
Salary and payroll taxes	9.2	9.4
Total operating expenses	17.5	16.3
Income from operations	4.7	4.4
Other income (expense), net:
Interest expense	(0.3)	(0.4)
Other income	0.1	0.1
Total other income (expense), net	(0.2)	(0.3)
Income before provision for income taxes	4.5	4.1
Provision for income taxes	0.7	0.7
Net income	3.8%	3.4%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

REVENUES

Revenues of our reportable segments for the three months ended March 31, 2015 and 2014, respectively, were as follows (in thousands):

	Three Months Ended March 31,		% Change
Revenue:	2015	2014
Spa Operations	$118,605	$125,834	(5.7%)
Products	45,189	42,201	7.1%
Schools	20,135	19,664	2.4%
Ideal Image	41,078	38,814	5.8%
Other	(8,903)	(9,777)	N/A
Total	$216,104	$216,736	(0.3%)

Total revenues decreased approximately 0.3%, or $0.6 million, to $216.1 million in the first quarter of 2015 from $216.7 million in the first quarter of 2014. This decrease was attributable to a $3.5 million decrease in services revenues which was partially offset by a $2.9 million increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 5.7%, or $7.2 million, to $118.6 million in the first quarter of 2015 from $125.8 million in the first quarter of 2014. Average weekly revenues for our land-based spas decreased 6.3% to $27,226 in the first quarter of 2015 from $29,051 in the first quarter of 2014. We had an average of 2,589 shipboard staff members in service in the first quarter of 2015, compared to an average of 2,766 shipboard staff members in service in the first quarter of 2014. Revenues per shipboard staff per day increased by 1.5% to $414 in the first quarter of 2015 from $408 in the first quarter of 2014. Average weekly revenues for our shipboard spas increased by 0.3% to $51,549 in the first quarter of 2015 from $51,398 in the first quarter of 2014. More than 50% of the decrease in revenues was attributable to the non-renewal of the Celebrity agreement. In addition, revenues also decreased due to increased discounting at our land-based spas to offset promotions from our competitors.

Products Revenues. Product segment revenues increased approximately 7.1% or $3.0 million to $45.2 million in the first quarter of 2015 from $42.2 million in the first quarter of 2014. Excluding intercompany product sales, product revenues increased $3.9 million to $35.9 million for the three months ended March 31, 2015 from $32.0 million in the three months ended March 31, 2014. This increase was primarily attributable to increased sales of products through third party retail channels, including a substantial amount of products being sold for the first time to Kohl’s department stores.

Schools Revenues. Schools segment revenues increased approximately 2.4%, or $0.4 million to $20.1 million in the first quarter of 2015 from $19.7 million in the first quarter of 2014. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2014, which was the starting point for 2015 enrollments, there were 3,977 students enrolled in our schools, an increase of 258 students compared to the number of students as of December 31, 2013, the starting point for 2014 enrollments. As of March 31, 2015, 4,702 students were enrolled in our schools, compared to 4,665 students enrolled at our schools at March 31, 2014. The increase in revenues was primarily attributed to the higher student population at the beginning of 2015. This higher population was offset during the quarter by a lower number of new enrollments due to the closing of some of our campuses due to the severe winter weather experienced during the three months ended March 31, 2015.

Ideal Image Revenues. The increase in revenues was primarily attributable to the offering of new services during the three months ended March 31, 2015, which services were not offered during the three months ended March 31, 2014.

Cost of Services

Cost of services decreased $3.0 million to $126.3 million in the first quarter of 2015 and 2014. Cost of services as a percentage of services revenues was 83.2% in the first quarter of 2015 and 2014.

Cost of Products

Cost of products decreased $1.0 million to $41.6 million in the first quarter of 2015 from $42.6 million in the first quarter of 2014. Cost of products as a percentage of products revenue decreased to 64.8% in the first quarter of 2015 from 69.3% in the first quarter of 2014. These decreases were primarily attributable to higher margin products that were sold in the first quarter of 2015 compared to the first quarter of 2014. A substantial amount of these products were sold for the first time to Kohl’s department stores during the first quarter of 2015.

OPERATING EXPENSES

Operating expenses increased $2.6 million to $37.9 million in the first quarter of 2015 from $35.3 million in the first quarter of 2014. Operating expenses as a percentage of revenues was 17.5% in the first quarter of 2015 and 16.3% in the first quarter of 2014. This increase is primarily attributable to a foreign exchange loss of $1.6 million due to the strengthening of the U.S. Dollar against the Euro and the U.K. Pound Sterling and higher bad debt expense due to the expansion of in-house loan programs at our Schools and Ideal Image segments.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended March 31, 2015 and 2014, respectively, was as follows (in thousands):

	For the Three Months Ended March 31,		% Change
Income from Operations:	2015	2014
Spa Operations	$9,585	$10,147	(5.5%)
Products	3,270	2,420	35.1%
Schools	315	(116)	371.6%
Ideal Image	(1,687)	(1,109)	(52.1%)
Other	(1,293)	(1,781)	N/A
Total	$10,190	$9,561	6.6%

More than 50% of the decrease in operating income in the Spa Operations segment was attributable to the non-renewal of the Celebrity agreement. In addition, increased discounting at our land-based spas led to lower revenues at those spas. The increase in operating income in the Products segment was primarily attributable to the sale of higher margin products through third-party channels and, for the first time, to Kohl’s department stores. The increase in operating income in the Schools segment was primarily attributable to higher average student population, which resulted in higher revenues and, commensurately, higher operating income. The decrease in operating income in the Ideal Image segment was primarily attributed to lower treatment counts as a result of the severe winter weather during the three months ended March 31, 2015, which caused a number of our centers to be closed during that period of time.

Other Income (Expense)

Other income (expense) decreased due to increased interest expense due to additional draws on our revolving term loan for general corporate purposes offset by an increase in interest income.

Provision for Income Taxes

Provision for income taxes was $1.6 million in the first quarter of 2015 and 2014. Provision for income taxes reflected an overall effective rate of 16.3% in the first quarter of 2015 compared to 17.7% in the first quarter of 2014. The decrease was primarily due to the income earned in jurisdictions where we were required to pay tax representing a lower percentage of our total income earned in the first quarter of 2015 than such income represented in the first quarter of 2014.

NET INCOME

Net income was $8.1 million in the first quarter of 2015 compared to $7.4 million in the first quarter of 2014. This increase was primarily attributable to our improved performances at most of our businesses as discussed above.

Liquidity and Capital Resources

Sources and Uses of Cash

During the three months ended March 31, 2015, net cash provided by (used in) operating activities was approximately $10.7 million compared with ($9.8 million) for the three months ended March 31, 2014. This change was attributable to increases in net income and in a number of working capital changes.

During the three months ended March 31, 2015, cash used in investing activities was $8.9 million compared with $2.1 million for the three months ended March 31, 2014. This increase was primarily attributable to an increase in capital expenditures primarily related to equipment purchased for Ideal Image that is used for new services.

During the three months ended March 31, 2015, cash used in financing activities was $25.5 million compared with $0.9 million for the three months ended March 31, 2014. This increase in cash used in financing activities was primarily attributable to greater payments of long-term debt and to the purchase of a substantially greater number of treasury shares during the three months ended March 31, 2015 as compared to March 31, 2014.

Steiner Leisure had a working capital deficit of approximately $15.7 million at March 31, 2015, compared to working capital of approximately $7.8 million at December 31, 2014. This was primarily attributable to the increases in deferred revenues related to our Ideal Image and Schools segments.

In February 2015, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the three months ended March 31, 2015 and 2014, respectively, we purchased approximately 204,000 and 20,000 shares, with a value of approximately $9.5 million and $0.9 million, respectively. Of those shares purchased, 5,000 and 20,000 shares for the three months ended March 31, 2015 and 2014, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

On June 3, 2014, our credit facility was amended to limit the total of dividends and share repurchases to no greater than $75 million in fiscal year 2014, and no greater than $35 million in subsequent years.

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

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness, such as has been experienced in recent years, particularly in North America where a substantial number of cruise passengers reside, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent, and has had such an effect in recent years. Such a slowdown had adversely affected our results of operations and financial condition in recent years. Continuance of the more severe aspects of the recent adverse economic conditions, as well as periods of fuel price increases, in North America and elsewhere, could have a material adverse effect on our results of operations and financial condition during the period of such continuance. Recurrence of the weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk is in our 2014 Annual Report.

Item 4.   Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our 2014 Annual Report.

Item 1A.           Risk Factors

There were no material changes during the first quarter of 2015 in the risk factors previously disclosed in our 2014 Annual Report, except as follows:

The portion of the risk factor entitled “Possible Adverse Changes in United States or Foreign Tax Laws or Changes in our Business Could Increase our Taxes – The Risks to Us,” with respect to the discussion of the United Kingdom Diverted Profits Tax, which was previously disclosed in our 2014 Annual Report, is modified to reflect updated information regarding the legislation in question, as follows:

On March 26 2015, the United Kingdom enacted its Diverted Profits Tax legislation (the "DPT"), which was effective April 1, 2015. Under the DPT, profits of certain multinational enterprises (such as the Company) deemed to have been artificially diverted from the United Kingdom will be taxed at a rate of 25%. The DPT applies in two situations:

●	Where a non-U.K. company has artificially avoided having a taxable presence in the U.K., and

●	Where a group of affiliated companies have entered into a tax-advantageous structure or a transaction lacking "economic substance."

While we believe that all of our affiliated entities and the transactions among them have the required economic substance, we cannot assure you that our U.K.-connected related party transactions and entities will be outside the scope of these rules. If we are, in fact, subject to this new tax, this could have a material adverse effect on our results of operations and financial condition unless we are able to effectuate a change in our current U.K. or other operations to comply with the new requirements. In such instance, we cannot assure you that we would be able to successfully effectuate such changes without adversely affecting our results of operations.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended March 31, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2015 through January 31, 2015	--	$--	--	$100,000,000

February 1, 2015 through February 28, 2015	21,978	46.08	17,469	99,192,752

March 1, 2015 through March 31, 2015	181,821	46.63	181,821	90,806,291

Total	203,799	$46.57	199,290	$90,806,291

(1)   During the first quarter, no shares were purchased through the Company's only repurchase plan, which was approved on February 18, 2015 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $9,286,259 of our common shares have been purchased to date.

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

Dated: May 8, 2015	STEINER LEISURE LIMITED
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