Form 10-Q
period 2015-06-30
STEINER LEISURE Ltd
filed 2015-08-07
CIK 1018946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On August 3, 2015, the registrant had 12,830,601 common shares, par value (U.S.) $.01 per share, outstanding.

STEINER LEISURE LIMITED

INDEX

 i

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,814	$59,736
Accounts receivable, net	59,015	59,359
Accounts receivable - students, net	18,867	20,531
Inventories	55,569	52,102
Prepaid expenses and other current assets	21,388	18,129
Total current assets	202,653	209,857
PROPERTY AND EQUIPMENT, net	106,279	96,509
GOODWILL	148,815	148,815
OTHER ASSETS:
Intangible assets, net	68,721	69,184
Deferred financing costs, net	2,092	2,481
Deferred customer acquisition costs	9,343	8,723
Other	19,073	17,274
Total other assets	99,229	97,662
Total assets	$556,976	$552,843

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,134	$26,162
Accrued expenses	44,688	43,302
Current portion of long-term debt	7,520	1,405
Current portion of deferred rent	2,392	2,392
Current portion of deferred tuition revenue	20,654	22,337
Current portion of deferred revenue	98,082	88,086
Gift certificate liability	15,139	16,364
Income taxes payable	1,452	1,972
Total current liabilities	220,061	202,020
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	29,778	28,304
Long-term debt	101,061	127,177
Long-term deferred rent	14,027	14,674
Long-term deferred tuition revenue	344	113
Long-term deferred revenue	7,953	7,660
Total non-current liabilities	153,163	177,928

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands)

Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 24,213 shares issued in 2015 and 24,191 shares issued in 2014	242	242
Additional paid-in capital	200,487	196,156
Accumulated other comprehensive loss	(2,311)	(2,571)
Retained earnings	390,962	373,898
Treasury shares, at cost, 11,385 shares in 2015 and 11,153 shares in 2014	(405,628)	(394,830)
Total shareholders' equity	183,752	172,895
Total liabilities and shareholders' equity	$556,976	$552,843

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Services	$154,441	$146,415	$306,246	$301,709
Products	62,920	62,848	127,219	124,290
Total revenues	217,361	209,263	433,465	425,999
COST OF REVENUES:
Cost of services	128,984	122,837	255,313	252,094
Cost of products	42,227	41,722	83,872	84,290
Total cost of revenues	171,211	164,559	339,185	336,384
Gross profit	46,150	44,704	94,280	89,615
OPERATING EXPENSES:
Administrative	15,494	14,466	33,488	29,378
Salary and payroll taxes	19,764	19,905	39,710	40,343
Total operating expenses	35,258	34,371	73,198	69,721
Income from operations	10,892	10,333	21,082	19,894
OTHER INCOME (EXPENSE), NET:
Interest expense	(833)	(697)	(1,604)	(1,453)
Other income	217	326	495	469
Total other income (expense), net	(616)	(371)	(1,109)	(984)
Income before provision for income taxes	10,276	9,962	19,973	18,910
PROVISION FOR INCOME TAXES	1,324	1,679	2,909	3,266
Net income	$8,952	$8,283	$17,064	$15,644
INCOME PER SHARE:
Basic	$0.70	$0.57	$1.32	$1.07
Diluted	$0.69	$0.57	$1.31	$1.07

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$8,952	$8,283	$17,064	$15,644
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	1,232	601	260	599
Total other comprehensive income, net of taxes	1,232	601	260	599
Comprehensive income	$10,184	$8,884	$17,324	$16,243

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,064	$15,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,136	11,975
Stock-based compensation	4,225	5,025
Provision for doubtful accounts	4,879	4,094
Deferred income tax provision	1,474	1,740

Changes in:
Accounts receivable	(2,400)	(1,991)
Inventories	(3,228)	1,747
Prepaid expenses and other current assets	(3,210)	(3,516)
Other assets	(2,419)	(5,739)
Accounts payable	3,838	(3,487)
Accrued expenses	875	(10,220)
Deferred tuition revenue	(1,452)	2,394
Deferred revenue	10,289	(6,172)
Deferred rent	(647)	(87)
Gift certificate liability	(1,235)	(1,080)
Net cash provided by operating activities	39,189	10,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,581)	(10,015)
Net cash used in investing activities	(18,581)	(10,015)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(10,798)	$(29,503)
Proceeds from long-term debt	4,000	3,000
Payments for long-term debt	(24,000)	(3,058)
Proceeds from share option exercises	103	63
Net cash used in financing activities	(30,695)	(29,498)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,835)	(852)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,922)	(30,038)
CASH AND CASH EQUIVALENTS, Beginning of period	59,736	75,252
CASH AND CASH EQUIVALENTS, End of period	$47,814	$45,214
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$1,195	$977

Income taxes	$1,956	$1,537

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015
(Unaudited)

(1)	BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income, comprehensive income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). The December 31, 2014 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2014 audited Consolidated Balance Sheet included in our 2014 Annual Report.

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

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2014 Annual Report. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2015, unless otherwise described below.

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

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2015	2014

Finished goods	$52,259	$48,736
Raw materials	3,310	3,366
	$55,569	$52,102

(c)	Income Taxes

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

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Income were approximately $1.3 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and approximately ($0.4 million) and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Income were approximately ($0.8 million) and ($0.3 million) for the three months ended June 30, 2015 and 2014, respectively, and approximately ($0.3 million) and ($0.4 million) for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$8,952	$8,283	$17,064	$15,644

Weighted average shares outstanding used in calculating basic earnings per share	12,832	14,454	12,916	14,567
Dilutive common share equivalents	142	84	115	86
Weighted average common and common share equivalents used in calculating diluted earnings per share	12,974	14,538	13,031	14,653

Income per common share:
Basic	$0.70	$0.57	$1.32	$1.07

Diluted	$0.69	$0.57	$1.31	$1.07

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	2	182	22	158

The Company issued approximately 3,000 of its common shares upon the exercise of share options during both the three and six months ended June 30, 2015 and 2014, respectively.

(f)	Stock-Based Compensation

The Company granted approximately 10,000 and 12,000 restricted share units during the three and six months ended June 30, 2015 and 2014, respectively.

(g)	Recent Accounting Pronouncements

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

In July 2015, amended GAAP guidance was issued that simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last in first out (“LIFO”) and the retail inventory method (“RIM”). Entities that use LIFO or RIM will continue to use existing impairment models. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact, if any, that the adoption of this newly issued guidance would have on our consolidated financial statements.

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

We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2015, or 2014.

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of June 30, 2015 and December 31, 2014 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

(i)	Concentrations of Credit Risk

Student notes receivable represent extensions of credit to students that generally mature 60 months subsequent to the students' graduation dates. We extend credit after an evaluation of credit scores and credit information. Revenues related to the issuance of such notes are recognized over the students' applicable course or program period at the net amount expected to be collected on such notes. Any future adjustments to our estimate of collectability of the notes are recorded as an adjustment to bad debt expense. Generally, no interest is charged while the student attends courses and the interest rate generally increases to 9.5% once the student graduates. Interest income is recorded as amounts are received. Loan origination fees are deferred and recognized over the life of the notes as an adjustment of interest income. Any other lending costs, such as servicing fees, are charged to expense as incurred.

These notes receivable are included in other current assets and other assets for the short-term and long-term balances, respectively. Student notes receivable are stated net of an allowance for doubtful accounts. We establish and monitor an allowance for doubtful accounts based on historical bad debt experience for these loans and other qualitative information. Generally, a student's notes receivable balance is written off once it is determined to be uncollectible (if the note is more than 90 days past due, based on collection efforts, and/or if a student has filed for bankruptcy). Payments received on past due student notes receivable are recorded against bad debt expense. A roll-forward of the allowance for doubtful accounts for student notes receivables at June 30, 2015 is as follows (in thousands):

Balance at beginning of period	$3,494
Provision	2,718
Write-offs	(2,353)
Balance at end of period	$3,859

As of June 30, 2015, the delinquency status of gross notes receivable was as follows (in thousands):

Current	$5,583
1-30	836
31-60	922
61-90	416
91+	282
$8,039

(j)	Seasonality

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

On February 18, 2015, the board of directors of Steiner Leisure (the “Board”) approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2013 was terminated. During the six months ended June 30, 2015 and 2014, respectively, we purchased approximately 232,000 and 730,000 shares, with a value of approximately $10.8 million and $29.5 million, respectively. Of those shares purchased, 5,000 and 20,000 shares for the six months ended June 30, 2015 and 2014, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(6)	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN:

The following table presents the changes in accumulated other comprehensive (loss) gain by component for the six months ended June 30, 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustments
	2015	2014
Accumulated comprehensive loss at beginning of the year	$(2,571)	$(258)
Other comprehensive income before reclassifications	260	599
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive gain	260	599
Ending balance	$(2,311)	$341

All amounts are after tax. Amounts in parenthesis indicate debits.

(7)	SEGMENT INFORMATION:

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Spa Operations	$117,040	$115,479	$235,645	$241,313
Products	44,185	44,136	89,375	86,337
Schools	18,340	19,050	38,475	38,714
Ideal Image	46,490	39,074	87,568	77,888
Other	(8,694)	(8,476)	(17,598)	(18,253)
Total	$217,361	$209,263	$433,465	$425,999
Income (loss) from Operations:
Spa Operations	$10,274	$8,128	$19,859	$18,275
Products	2,330	3,775	5,601	6,195
Schools	(904)	(235)	(589)	(351)
Ideal Image	(240)	(1,544)	(1,927)	(2,653)
Other	(568)	209	(1,862)	(1,572)
Total	$10,892	$10,333	$21,082	$19,894

	June 30,	December 31,
	2015	2014
Identifiable Assets:
Spa Operations	$197,658	$191,218
Products	212,266	199,803
Schools	78,854	99,981
Ideal Image	165,855	147,933
Other	(97,657)	(86,092)
Total	$556,976	$552,843

Included in Spa Operations, Products, Schools and Ideal Image is goodwill of $51.0 million, $23.7 million, $30.7 million and $43.4 million, respectively, as of June 30, 2015 and December 31, 2014.

Products segment revenues excluding intercompany transactions were $35.1 million for both the three months ended June 30, 2015 and 2014, respectively, and $71.0 million and $67.1 million for the six months ended June 30, 2015 and 2014, respectively.

The three and six months ended June 30, 2014 Spa Operations and Products revenues have been adjusted to correct the allocation of certain revenues between those segments.

(8)	GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
United States	$96,666	$89,538	$192,147	$180,660
United Kingdom	17,852	19,744	35,191	35,986
Not connected to a country	95,908	93,062	192,451	194,638
Other	6,935	6,919	13,676	14,715
Total	$217,361	$209,263	$433,465	$425,999

	June 30,	December 31,
	2015	2014
Property and Equipment, net:
United States	$82,422	$74,781
United Kingdom	8,914	6,088
Not connected to a country	2,515	2,231
Other	12,428	13,409
Total	$106,279	$96,509

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Through our Ideal Image segment, we offer a non-invasive procedure for the removal of unwanted facial and body hair and other services in a relaxing setting. Ideal Image is a leader in the growing consumer cosmetic category of laser hair removal. We operate 110 cosmetic service centers and are party to agreements with franchisees, who operate 17 cosmetic service centers offering services under the Ideal Image brand, all in upscale retail settings. Ideal Image is subject to regulation in the states in which its facilities are located, related to, among other things, corporate entities such as Ideal Image "practicing medicine" and to the provision of the laser hair removal services.

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

Even after a new Ideal Image center becomes cash flow positive, however, under applicable U.S. GAAP rules, it takes an additional period of time for the positive cash flow (assuming the Ideal Image center is successful) to be reflected in the operating income of the segment with respect to that Ideal Image center. This is primarily because the laser hair removal services for which payments are received are not fully performed for a period of several months and revenue cannot be recognized until the related treatment is performed. Accordingly, operating income of the Ideal Image segment trails behind the related cash flow of the segment. This applies to both new Ideal Image centers and existing Ideal Image centers. To the extent that more new Ideal Image centers are opened, and, therefore, each new Ideal Image center becomes a smaller portion of the segment as a whole, the trailing of operating income behind the related cash flows will decline because established Ideal Image centers typically have a regular base of customers and receive new customers at a more regular rate than newly opened Ideal Image centers and, therefore, have a stronger revenue base than new Ideal Image centers.

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

Schools. With respect to our massage and beauty schools, we measure performance primarily by revenues and enrollments.

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

Our critical accounting policies are included in our 2014 Annual Report. We believe that there have been no significant changes during the six months ended June 30, 2015 to the critical accounting policies disclosed in our 2014 Annual Report.

Recent Accounting Pronouncements

Refer to Note 3(g) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Services	71.1%	70.0%	70.7%	70.8%
Products	28.9	30.0	29.3	29.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	59.4	58.7	58.9	59.2
Cost of products	19.4	20.0	19.3	19.8
Total cost of revenues	78.8	78.7	78.2	79.0
Gross profit	21.2	21.3	21.8	21.0
Operating expenses:
Administrative	7.1	6.9	7.7	6.9
Salary and payroll taxes	9.1	9.5	9.2	9.4
Total operating expenses	16.2	16.4	16.9	16.3
Income from operations	5.0	4.9	4.9	4.7
Other income (expense), net:
Interest expense	(0.4)	(0.3)	(0.4)	(0.3)
Other income	0.1	0.2	0.1	0.1
Total other income (expense), net	(0.3)	(0.1)	(0.3)	(0.2)
Income before provision for income taxes	4.7	4.8	4.6	4.5
Provision for income taxes	0.6	0.8	0.7	0.8
Net income	4.1%	4.0%	3.9%	3.7%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

REVENUES

Revenues of our reportable segments for the three months ended June 30, 2015 and 2014, respectively, were as follows (in thousands):

	Three Months Ended June 30,		% Change
	2015	2014
Revenue:
Spa Operations	$117,040	$115,479	1.4%
Products	44,185	44,136	--
Schools	18,340	19,050	(3.7%)
Ideal Image	46,490	39,074	19.0%
Other	(8,694)	(8,476)	N/A
Total	$217,361	$209,263	3.9%

Total revenues increased approximately 3.9%, or $8.1 million, to $217.4 million in the second quarter of 2015 from $209.3 million in the second quarter of 2014. This increase was attributable to a $8.0 million increase in services revenues and by a $0.1 million increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues increased approximately 1.4%, or $1.5 million, to $117.0 million in the second quarter of 2015 from $115.5 million in the second quarter of 2014. Average weekly revenues for our land-based spas increased 1.2% to $27,421 in the second quarter of 2015 from $27,084 in the second quarter of 2014. We had an average of 2,578 shipboard staff members in service in the second quarter of 2015, compared to an average of 2,552 shipboard staff members in service in the second quarter of 2014. Revenues per shipboard staff per day increased by 2.0% to $409 in the second quarter of 2015 from $401 in the second quarter of 2014. Average weekly revenues for our shipboard spas increased by 3.0% to $50,776 in the second quarter of 2015 from $49,306 in the second quarter of 2014. The increases in revenues and key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Revenues. Products segment revenues were approximately $44.0 million in both the second quarter of 2015 and in the second quarter of 2014. Excluding intercompany products sales, products revenues was $35.1 million for both the three months ended June 30, 2015 and 2014.

Schools Revenues. Schools segment revenues decreased approximately 3.7%, or $0.7 million to $18.3 million in the second quarter of 2015 from $19.0 million in the second quarter of 2014. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2014, which was the starting point for 2015 enrollments, there were 3,977 students enrolled in our schools, an increase of 258 students compared to the number of students as of December 31, 2013, the starting point for 2014 enrollments. As of June 30, 2015, 4,170 students were enrolled in our schools, compared to 4,283 students enrolled at our schools at June 30, 2014. The decrease in revenues was primarily attributed to the lower number of new enrollments during the six months ended June 30, 2015.

Ideal Image Revenues. Ideal Image segment revenues increased approximately 19.0% or $7.4 million to $46.5 million in the second quarter of 2015 from $39.1 million in the second quarter of 2014.  The increase in revenues was primarily attributable to the offering of new services during the three months ended June 30, 2015, which services were not offered during the three months ended June 30, 2014.

Cost of Services

Cost of services increased $6.2 million to $129.0 million in the second quarter of 2015 from $122.8 million on the second quarter of 2014. Cost of services as a percentage of services revenues decreased to 83.5% in the second quarter of 2015 from 83.9% in the second quarter of 2014. This decrease was primarily attributable to the improved performance at Ideal Image.

Cost of Products

Cost of products increased $0.5 million to $42.2 million in the second quarter of 2015 from $41.7 million in the second quarter of 2014. Cost of products as a percentage of products revenue increased to 67.1% in the second quarter of 2015 from 66.4% in the second quarter of 2014. Excluding the impact of foreign exchange, there was no change in these percentages between the second quarters of 2015 and 2014, respectively.

OPERATING EXPENSES

Operating expenses increased $0.9 million to $35.3 million in the second quarter of 2015 from $34.4 million in the second quarter of 2014. Operating expenses as a percentage of revenues was 16.2% in the second quarter of 2015 from 16.4% in the second quarter of 2014. This decrease is primarily attributable to an incremental $0.9 million foreign exchange gain during the second quarter of 2015.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the three months ended June 30, 2015 and 2014, respectively, was as follows (in thousands):

	For the Three Months Ended June 30,		% Change
	2015	2014
Income (loss) from Operations:
Spa Operations	$10,274	$8,128	26.4%
Products	2,330	3,775	(38.3%)
Schools	(904)	(235)	284.7%
Ideal Image	(240)	(1,544)	84.5%
Other	(568)	209	N/A
Total	$10,892	$10,333	5.4%

The increase in operating income in the Spa Operations segment was attributable to some strengthening of the economy worldwide resulting in increased spending by consumers at our spas and cost efficiencies achieved at certain of our spas. The decrease in operating income in the Products segment was primarily attributable to higher costs incurred to sell our products and expand our brands. The increase in operating loss in the Schools segment was primarily attributable to a lower average student population, which resulted in lower revenues and, commensurately, higher operating loss. The decrease in operating loss in the Ideal Image segment was primarily attributable to the offering of new services during the three months ended June 30, 2015, which services were not offered during the three months ended June 30, 2014.

Other Income (Expense)

Other income (expense) decreased due to increased interest expense due to additional draws on our revolving term loan for general corporate purposes offset by an increase in interest income.

Provision for Income Taxes

Provision for income taxes was $1.3 million in the second quarter of 2015 and $1.7 million in the second quarter of 2014, respectively. Provision for income taxes reflected an overall effective rate of 12.9% in the second quarter of 2015 compared to 16.9% in the second quarter of 2014. The decrease was primarily due to the income earned in jurisdictions where we were required to pay tax representing a lower percentage of our total income earned in the second quarter of 2015 than such income represented in the second quarter of 2014.

NET INCOME

Net income was $9.0 million in the second quarter of 2015 compared to $8.3 million in the second quarter of 2014. This increase was primarily attributable to our improved performances in our Spa Operations and Ideal Image segments as discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

REVENUES

Revenues of our reportable segments for the six months ended June 30, 2015 and 2014, respectively, were as follows (in thousands):

	Six Months Ended June 30,		% Change
	2015	2014
Revenue:
Spa Operations	$235,645	$241,313	(2.3)%
Products	89,375	86,337	3.5%
Schools	38,475	38,714	(0.6%)
Ideal Image	87,568	77,888	12.4%
Other	(17,598)	(18,253)	N/A
Total	$433,465	$425,999	1.8%

Total revenues increased approximately 1.8%, or $7.5 million, to $433.5 million in the six months ended June 30, 2015 from $426.0 million in the six months ended June 30, 2014. This increase was attributable to a $4.5 million increase in services revenues and a $3.0 million increase in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 2.3%, or $5.7 million, to $235.6 million in the six months ended June 30, 2015 from $241.3 million in the six months ended June 30, 2014. Average weekly revenues for our land-based spas decreased 1.1% to $27,765 in the six months ended June 30, 2015 from $28,068 in the six months ended June 30, 2014. We had an average of 2,584 shipboard staff members in service in the six months ended June 30, 2015, compared to an average of 2,658 shipboard staff members in service in the six months ended June 30, 2014. Revenues per shipboard staff per day increased by 1.7% to $412 in the six months ended June 30, 2015 from $405 in the six months ended June 30, 2014. Average weekly revenues for our shipboard spas increased by 1.6% to $51,161 in the six months ended June 30, 2015 from $50,376 in the six months ended June 30, 2014. More than 75% of the decrease in revenues was attributable to the non-renewal of the Celebrity agreement.

Products Revenues. Products segment revenues increased approximately 3.5% or $3.1 million to $89.4 million in the six months ended June 30, 2015 from $86.3 million in the six months ended June 30, 2014. Excluding intercompany products sales, products revenues increased $3.9 million to $71.0 million for the six months ended June 30, 2015 from $67.1 million in the six months ended June 30, 2014. This increase was primarily attributable to increased sales of products through third party retail channels, including a substantial amount of products being sold for the first time to Kohl’s department stores.

Schools Revenues. Schools segment revenues decreased approximately 0.6%, or $0.2 million to $38.5 million in the six months ended June 30, 2015 from $38.7 million in the six months ended June 30, 2014. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2014, which was the starting point for 2015 enrollments, there were 3,977 students enrolled in our schools, an increase of 258 students compared to the number of students as of December 31, 2013, the starting point for 2014 enrollments. As of June 30, 2015, 4,170 students were enrolled in our schools, compared to 4,283 students enrolled at our schools at June 30, 2014. The decrease in revenues was primarily attributable to the lower number of new enrollments, some of which was caused by the closing of some of our campuses due to the severe winter weather, during the six months ended June 30, 2015.

Ideal Image Revenues. Ideal Image segment revenues increased approximately 12.4% or $9.7 million to $87.6 million for the six months ended June 30, 2015 from $77.0 million in the six months ended June 30, 2014.  The increase in revenues was primarily attributable to the offering of new services during the six months ended June 30, 2015, which services were not offered during the six months ended June 30, 2014.

Cost of Services

Cost of services increased $3.2 million to $255.3 million in the six months ended June 30, 2015 from $252.1 in the six months ended June 30, 2014, respectively. Cost of services as a percentage of services revenues was 83.4% in the six months ended June 30, 2015 and 83.6% in the six months ended June 30, 2014. This decrease was primarily attributable to the improved performance of Ideal Image.

Cost of Products

Cost of products decreased $0.4 million to $83.9 million in the six months ended June 30, 2015 from $84.3 million in the six months ended June 30, 2014. Cost of products as a percentage of products revenue decreased to 65.9% in the six months ended June 30, 2015 from 67.8% in the six months ended June 30, 2014. These decreases were primarily attributable to higher margin products that were sold in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. A substantial amount of these products were sold for the first time to Kohl’s department stores during the six months ended June 30, 2015.

OPERATING EXPENSES

Operating expenses increased $3.5 million to $73.2 million in the six months ended June 30, 2015 from $69.7 million in the six months ended June 30, 2014. Operating expenses as a percentage of revenues was 16.9% in the six months ended June 30, 2015 and 16.3% in the six months ended June 30, 2014. This increase is primarily attributable to an adverse foreign exchange impact of $1.1 million and to a higher bad debt expense due to the expansion of in-house loan programs at our schools.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the six months ended June 30, 2015 and 2014, respectively, was as follows (in thousands):

	For the Six Months Ended June 30,		% Change
	2015	2014
Income (loss) from Operations:
Spa Operations	$19,859	$18,275	8.7%
Products	5,601	6,195	(9.6%)
Schools	(589)	(351)	67.8%
Ideal Image	(1,927)	(2,653)	27.4%
Other	(1,862)	(1,572)	N/A
Total	$21,082	$19,894	6.0%

The increase in operating income in the Spa Operations segment was attributable to cost efficiencies achieved at certain of our spas. The decrease in operating income in the Products segment was primarily attributable to higher costs incurred to sell our products and expand our brands. The increase in operating loss in the Schools segment was primarily attributable to lower average student population, which resulted in lower revenues and, commensurately, higher operating loss. The decrease in operating loss in the Ideal Image segment was primarily attributed to the offering of new services during the six months ended June 30, 2015 which services were not offered during the six months ended June 30, 2014.

Other Income (Expense)

Other income (expense) decreased due to increased interest expense due to additional draws on our revolving term loan for general corporate purposes.

Provision for Income Taxes

Provision for income taxes was $2.9 million in the six months ended June 30, 2015 and $3.3 million for the six months ended June 30, 2014, respectively. Provision for income taxes reflected an overall effective rate of 14.6% in the six months ended June 30, 2015 compared to 17.3% in the six months ended June 30, 2014. The decrease was primarily due to the income earned in jurisdictions where we were required to pay tax representing a lower percentage of our total income earned in the six months ended June 30, 2015 than such income represented in the six months ended June 30, 2014.

NET INCOME

Net income was $17.1 million in the six months ended June 30, 2015 compared to $15.6 million in the six months ended June 30, 2014. This increase was primarily attributable to our improved performance at our Spa Operations and Ideal Image segments as discussed above.

Liquidity and Capital Resources

Sources and Uses of Cash

During the six months ended June 30, 2015, net cash provided by operating activities was approximately $39.2 million compared with $10.3 million for the six months ended June 30, 2014. This change was attributable to increases in net income and in a number of working capital changes.

During the six months ended June 30, 2015, cash used in investing activities was $18.6 million compared with $10.0 million for the six months ended June 30, 2014. This increase was primarily attributable to an increase in capital expenditures primarily related to equipment purchased for Ideal Image that is used for new services.

During the six months ended June 30, 2015, cash used in financing activities was $30.7 million compared with $29.5 million for the six months ended June 30, 2014. This increase in cash used in financing activities was primarily attributable to greater payments of long-term debt during the six months ended June 30, 2015 as compared to June 30, 2014.

Steiner Leisure had a working capital deficit of approximately $17.4 million at June 30, 2015, compared to working capital of approximately $7.8 million at December 31, 2014. This was primarily attributable to the increases in deferred revenues related to our Ideal Image segment.

In February 2015, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the six months ended June 30, 2015 and 2014, respectively, we purchased approximately 232,000 and 730,000 shares, with a value of approximately $10.8 million and $29.5 million, respectively. Of those shares purchased, 5,000 and 20,000 shares for the six months ended June 30, 2015 and 2014, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2014 Annual Report.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our 2014 Annual Report.

Item 1A.	Risk Factors

There were no material changes during the second quarter of 2015 in the risk factors previously disclosed in our 2014 Annual Report, except as follows:

The portion of the risk factor entitled "We Face Risks Relating to the Financing of Ideal Image Services,""-which was previously disclosed in our 2014 Annual Report, is modified to add the following new paragraph immediately prior to the current last paragraph of that risk factor:

With respect to our Ideal Image customers who receive third-party financing, we receive payments in full (less applicable finance fees) for the service in question from such third-party financing source up front, at the time that the service in question is commenced. We receive that full amount even where the service in question requires multiple treatments over a period of time. If such third-party financing source is required by applicable regulations, or otherwise determines to change the method of payments to us to spread out such payments to match the times of the respective treatments which are part of the service, this would materially adversely affect the cash flow that we receive from the sales of our Ideal Image services.

With respect to the portion of the risk factor entitled "Government Regulation - Schools,: under the sub-heading "State Regulation and Accreditation," the last three paragraphs are hereby modified as follows:

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

We also have two other campuses in Texas (Richardson and Houston) that have approvals from DSHS and that the DOE approved in 2014 for continued participation in the Title IV Programs. Those two campuses, together with the Arlington campus, represent 11% of the total student population of our schools. Texas amended its law to clarify the authority of DSHS in a manner that we believe complies with the state authorization rule of the DOE by June 30, 2015. If the DOE were to disagree that the Texas law demonstrates compliance with DOE requirements, we could lose our authority to disburse Title IV funds to students enrolled at our three campuses in Texas, which would have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended June 30, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2015 through April 30, 2015	11,808	$46.72	11,808	$90,162,102
May 1, 2015 through May 31, 2015	16,145	46.89	16,145	89,405,121
June 1, 2015 through June 30, 2015	--	--	--	89,405,121
Total	27,953	$46.82	27,953	$89,405,121

(1)   During the second quarter, no shares were purchased through the Company's only repurchase plan, which was approved on February 18, 2015 (the "Repurchase Plan") and replaced the then-existing plan. The Repurchase Plan authorizes the purchase of up to $100.0 million of our common shares in the open market or other transactions, of which $10,594,879 of our common shares have been purchased to date.

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

Dated: August 7, 2015	STEINER LEISURE LIMITED
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