Form 10-Q
period 2015-09-30
STEINER LEISURE Ltd
filed 2015-11-09
CIK 1018946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On November 2, 2015, the registrant had 12,838,636 common shares, par value (U.S.) $.01 per share, outstanding.

STEINER LEISURE LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
ASSETS	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$54,404	$59,736
Accounts receivable, net	56,687	59,359
Accounts receivable - students, net	19,646	20,531
Inventories	54,861	52,102
Prepaid expenses and other current assets	22,392	18,129
Total current assets	207,990	209,857
PROPERTY AND EQUIPMENT, net	103,635	96,509
GOODWILL	128,023	148,815
OTHER ASSETS:
Intangible assets, net	59,780	69,184
Deferred financing costs, net	1,902	2,481
Deferred customer acquisition costs	8,774	8,723
Other	19,978	17,274
Total other assets	90,434	97,662
Total assets	$530,082	$552,843
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,725	$26,162
Accrued expenses	48,309	43,302
Current portion of long-term debt	10,578	1,405
Current portion of deferred rent	2,392	2,392
Current portion of deferred tuition revenue	21,931	22,337
Current portion of deferred revenue	95,206	88,086
Gift certificate liability	14,206	16,364
Income taxes payable	1,733	1,972
Total current liabilities	226,080	202,020
NON-CURRENT LIABILITIES:
Deferred income tax liabilities, net	26,929	28,304
Long-term debt	88,003	127,177
Long-term deferred rent	14,107	14,674
Long-term deferred tuition revenue	341	113
Long-term deferred revenue	7,719	7,660
Total non-current liabilities	137,099	177,928

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)

(in thousands)

	September 30,	December 31,
	2015	2014
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred shares, $.0l par value; 10,000 shares authorized, none issued and outstanding	--	--
Common shares, $.0l par value; 100,000 shares authorized, 24,224 shares issued in 2015 and 24,191 shares issued in 2014	242	242
Additional paid-in capital	202,109	196,156
Accumulated other comprehensive loss	(3,293)	(2,571)
Retained earnings	373,473	373,898
Treasury shares, at cost, 11,385 shares in 2015 and 11,153 shares in 2014	(405,628)	(394,830)
Total shareholders' equity	166,903	172,895
Total liabilities and shareholders' equity	$530,082	$552,843

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Services	$160,787	$149,389	$467,033	$451,098
Products	66,618	70,288	193,837	194,578
Total revenues	227,405	219,677	660,870	645,676
COST OF REVENUES:
Cost of services	135,392	126,452	390,705	378,546
Cost of products	43,985	44,561	127,857	128,851
Total cost of revenues	179,377	171,013	518,562	507,397
Gross profit	48,028	48,664	142,308	138,279
OPERATING EXPENSES:
Administrative	20,321	17,472	53,809	46,850
Salary and payroll taxes	16,863	16,419	56,573	56,762
Impairment of goodwill and other intangibles	29,507	--	29,507	--
Total operating expenses	66,691	33,891	139,889	103,612
(Loss) income from operations	(18,663)	14,773	2,419	34,667
OTHER INCOME (EXPENSE), NET:
Interest expense	(757)	(712)	(2,361)	(2,165)
Other income	246	202	741	671
Total other income (expense), net	(511)	(510)	(1,620)	(1,494)
(Loss) income before provision for income taxes	(19,174)	14,263	799	33,173
(BENEFIT) PROVISION FOR INCOME TAXES	(1,685)	2,157	1,224	5,423
Net (loss) income	$(17,489)	$12,106	$(425)	$27,750
(LOSS) INCOME PER SHARE:
Basic	$(1.36)	$0.88	$(0.03)	$1.94
Diluted	$(1.36)	$0.87	$(0.03)	$1.93

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net (loss) income	$(17,489)	$12,106	$(425)	$27,750
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(982)	(1,416)	(722)	(817)
Total other comprehensive loss, net of taxes	(982)	(1,416)	(722)	(817)
Comprehensive (loss) income	$(18,471)	$10,690	$(1,147)	$26,933

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(425)	$27,750
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,137	18,259
Loss on impairment of goodwill and other intangibles	29,507	--
Stock-based compensation	5,850	6,955
Provision for doubtful accounts	6,905	6,391
Deferred income tax (benefit) provision	(1,375)	2,610

Changes in:
Accounts receivable and accounts receivable-students	(4,067)	(19,816)
Inventories	(3,071)	1,717
Prepaid expenses and other current assets	(4,308)	(5,362)
Other assets	(2,754)	(5,106)
Accounts payable	5,716	(4,335)
Accrued expenses	4,982	(9,170)
Deferred tuition revenue	(178)	6,917
Deferred revenue	7,179	(8,885)
Deferred rent	(567)	(264)
Gift certificate liability	(2,135)	(1,578)
Net cash provided by operating activities	58,396	16,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,687)	(12,182)
Net cash used in investing activities	(21,687)	(12,182)

(Continued)

STEINER LEISURE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	$(10,798)	$(47,306)
Proceeds from long-term debt	4,000	6,000
Payments of long-term debt	(34,000)	(3,058)
Proceeds from share option exercises	103	63
Net cash used in financing activities	(40,695)	(44,301)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,346)	(356)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,332)	(40,756)
CASH AND CASH EQUIVALENTS, Beginning of period	59,736	75,252
CASH AND CASH EQUIVALENTS, End of period	$54,404	$34,496
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$1,755	$1,486

Income taxes	$2,831	$2,460

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

STEINER LEISURE LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015
(Unaudited)

(1)       BASIS OF PRESENTATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of operations, comprehensive (loss) income and cash flows of Steiner Leisure Limited (including its subsidiaries, "Steiner Leisure," the "Company," "we" and "our"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). The December 31, 2014 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2014 audited Consolidated Balance Sheet included in our 2014 Annual Report.

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

On August 21, 2015, we entered into a definitive agreement with Catterton, a leading consumer-focused private equity firm, in which an affiliate of Catterton will acquire all of our outstanding shares for $65 per share in cash. The transaction is expected to close in the fourth quarter of 2015 or early in 2016 and is subject to regulatory approvals and the approval of our shareholders.

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our significant accounting policies were described in Note 2 to our consolidated financial statements included in our 2014 Annual Report. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2015, unless otherwise described below.

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

(b)     Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2015	2014

Finished goods	$51,990	$48,736
Raw materials	2,871	3,366
	$54,861	$52,102

(c)     Intangible Assets

A detail of intangibles is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Intangible assets (various, principally trade names, leases, licenses and logos) with definite lives:
Gross carrying amount	$13,509	$13,509
Less accumulated amortization	(11,746)	(11,057)
Amortized intangible assets, net	1,763	2,452

Unamortized intangible assets with indefinite lives:
Trade names	57,817	60,428
Title IV rights	200	6,304
Intangible assets with indefinite lives	58,017	66,732
Total intangible assets, net	$59,780	$69,184

See Note 3 (d) for discussion regarding impairment charges during the third quarter of 2015.

(d)     Goodwill

During the quarter ended September 30, 2015, the Company voluntarily changed the date of its annual goodwill and indefinite - lived intangible assets impairment testing from the first day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite - lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change will not be applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

During the third quarter of 2015, we concluded that as a result of current conditions, circumstances, and as required by Accounting Standards Codification No. 350, Intangibles – Goodwill and Other, that our Schools reporting unit was at risk of its respective carrying values exceeding fair values as of September 30, 2015. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

During 2015, our Schools reporting unit continued to operate in an environment with increased regulatory compliance obligations that continued to adversely affect our enrollments and its overall financial performance. During the third quarter of 2015, our actual enrollments and overall financial performance at the Schools reporting unit was significantly below what we had planned, which also adversely affected our projections of future results for this business.

Consequently, we performed an interim impairment analysis as of September 30, 2015. We calculated the fair value for this unit and performed extensive valuation analyses, utilizing the income approach, in our goodwill assessment process.

To determine the estimated fair value of our Schools reporting unit, utilizing the income approach, we discounted our estimated cash flows which were developed by management. We estimate our future cash flows after considering current economic conditions and trends, estimated future operating results, our views of growth rates and anticipated future economic and regulatory conditions. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our future expected cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our models, we use a terminal value approach and incorporate the present value of the resulting terminal value into our estimate of fair value.

The determination of estimated fair value of our Schools reporting unit requires significant estimates and assumptions, and as such, the fair value measurement is categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating cash flow projections and capital expenditure forecasts. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of the reporting unit for reasonableness.

As a result of the second step of the interim impairment test completed as of September 30, 2015, we recorded a goodwill impairment charge of $20.8 million for our Schools reporting unit.

In addition, in conjunction with the second step of the goodwill impairment test, fair values are assigned to all assets and liabilities for each reporting unit, including all other intangible assets, as if the reporting unit had been acquired in a business combination.  As a result, there was an impairment charge to the Schools trade names of $2.6 million and a $6.1 million impairment charge to the rights under the Title IV student loan programs of the U.S. Department of Education (“DOE”) for the Schools. We calculate the fair value of each of those intangible assets in accordance with FASB ASC Topic 820—Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The assumptions utilized in determining these fair values included utilizing projected revenue growth rates, discount rates of approximately 17%, royalty rates ranging from 1% to 3% and terminal growth rates of approximately 3%. These fair value measurements are categorized as Level 3 per ASC Topic 820. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of these intangible assets for reasonableness.

A tax benefit of $3.5 million was recorded in connection with these charges and related primarily to the reversal of related deferred tax liabilities.

The following table presents the balance of goodwill by reporting unit, including the changes in the carrying amount of goodwill (in thousands):

	Maritime	Land-Based Spas	Product Distribution	Schools	Ideal Image	Total
Balance at December 31, 2014	$10,704	$40,297	$23,695	$30,752	$43,367	$148,815
Impairment charges	--	--	--	(20,792)	--	(20,792)
Balance at September 30, 2015	$10,704	$40,297	$23,695	$9,960	$43,367	$128,023

(e)     Translation of Foreign Currencies

For currency exchange rate purposes, assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the Accumulated Other Comprehensive Loss caption of our Condensed Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in the results of operations. The transaction gains (losses) included in the Administrative expenses caption of our Condensed Consolidated Statements of Operations were approximately ($0.8 million) and ($1.7 million) for the three months ended September 30, 2015 and 2014, respectively, and approximately ($1.2 million) and ($0.9 million) for the nine months ended September 30, 2015 and 2014, respectively. The transaction gains (losses) in the Cost of Products caption of our Condensed Consolidated Statements of Operations were approximately $0.7 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $0.3 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net (loss) income	$(17,489)	$12,106	$(425)	$27,750

Weighted average shares outstanding used in calculating basic earnings per share	12,833	13,771	12,888	14,299
Dilutive common share equivalents	--	112	--	94
Weighted average common and common share equivalents used in calculating diluted earnings per share	12,833	13,883	12,888	14,393

(Loss) income per common share:
Basic	$(1.36)	$0.88	$(0.03)	$1.94

Diluted	$(1.36)	$0.87	$(0.03)	$1.93

Options and restricted share units outstanding which are not included in the calculation of diluted earnings per share because their impact is anti-dilutive	460	123	460	78

No share options were issued during the three months ended September 30, 2015 or September 30, 2014.

The Company issued 3,000 of its common shares upon the exercise of share options during both the nine months ended September 30, 2015 and 2014, respectively.

(g)     Stock-Based Compensation

The Company granted approximately 10,000 and 12,000 restricted share units during the nine months ended September 30, 2015 and 2014, respectively. No stock-based compensation was granted during the three months ended September 30, 2015 and 2014, respectively.

(h)     Recent Accounting Pronouncements

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

In September 2015, amended GAAP guidance was issued to simplify the accounting for measurement-period adjustments related to business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined and eliminates the requirement to retroactively adjust the provisional amounts recognized at the acquisition date. The guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are required to be applied prospectively to measurement period adjustments that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

(i)     Fair Value Measurements

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

We have no assets or liabilities that are adjusted to fair value on a recurring basis.  We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014.

The fair value of items measured on a nonrecurring basis, estimated using Level 3 input as of September 30, 2015 is as follows (in thousands):

Schools goodwill	$9,940
Certain Schools indefinite-lived intangibles	$3,031

Cash and cash equivalents is reflected in the accompanying Condensed Consolidated Financial Statements at cost, which approximated fair value estimated using Level 1 inputs as they are maintained with high-quality financial institutions and having original maturities of three months or less. The fair values of our term and revolving loans were estimated using Level 2 inputs based on quoted prices for those or similar instruments. The fair values of the term and revolving loans were determined using applicable interest rates as of September 30, 2015 and December 31, 2014 and approximate the carrying value of such debt because the underlying instruments were at variable rates that are repriced frequently. It is not practicable to estimate the fair value of the student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

(j)     Concentrations of Credit Risk

Student notes receivable represent extensions of credit to students that generally mature 60 months subsequent to the students’ graduation dates. We extend credit after an evaluation of credit scores and credit information. Revenues related to the issuance of such notes are recognized over the students' applicable course or program period at the net amount expected to be collected on such notes. Any future adjustments to our estimate of collectability of the notes are recorded as an adjustment to bad debt expense. Generally, no interest is charged while the student attends courses and the interest rate generally increases to 9.5% once the student graduates. Interest income is recorded as amounts are received. Loan origination fees are deferred and recognized over the life of the notes as an adjustment of interest income. Any other lending costs, such as servicing fees, are charged to expense as incurred.

These notes receivable are included in other current assets and other assets for the short-term and long-term balances, respectively. Student notes receivable are stated net of an allowance for doubtful accounts. We establish and monitor an allowance for doubtful accounts based on historical bad debt experience for these loans and other qualitative information. Generally, a student's notes receivable balance is written off once it is determined to be uncollectible (if the note is more than 90 days past due, based on collection efforts, and/or if a student has filed for bankruptcy). Payments received on past due student notes receivable are recorded against bad debt expense. A roll-forward of the allowance for doubtful accounts for student notes receivables at September 30, 2015 is as follows (in thousands):

Balance at beginning of period	$3,494
Provision	3,329
Write-offs	(2,932)
Balance at end of period	$3,891

As of September 30, 2015, the delinquency status of gross notes receivable was as follows (in thousands):

Current	$5,967
1-30	762
31-60	454
61-90	877
91+	457
$8,517

(k)     Seasonality

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

(l)     Income Taxes

A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The majority of our income is generated outside of the United States. We believe a large percentage of our shipboard services income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to United States income taxation. During the third quarter of 2015, we recorded a $3.5 million tax benefit related to our impairment charges.

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

On November 17, 2014, a former sales consultant brought a putative collective action against Ideal Image Development Corporation, Marlow v. Ideal Image Development Corp., in the U.S. District Court for the Eastern District of Tennessee, alleging violations of the FLSA. The plaintiff alleged that she and others working as sales consultants were not paid the applicable minimum wage for certain training and travel work and were not paid overtime for hours worked over 40 in a workweek. The complaint sought unspecified damages. The plaintiff brought the action on behalf of herself and others similarly situated across the country. Other individuals joined the lawsuit.  The matter went to mediation and the parties reached a settlement in compromise of the claims pursuant to which Ideal Image agreed to pay $780,000, the loss of which was included in Administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2015. The settlement is subject to approval of the court and, accordingly is not yet final. Should such settlement not be so approved, the litigation resume and we be found liable in this matter, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

Regulatory Matters

In October 2015, the DOE issued a letter approving the renewal application for the eligibility of one of our schools to continue participating in the Title IV Programs, but that letter also prohibited the school from providing Title IV Program funds to any new or re-admitted student in three of the school’s educational programs.  The DOE stated that the school may continue to disburse Title IV funds to qualifying students who are currently enrolled in any of the three educational programs and did not prohibit the school from continuing to disburse Title IV funds to eligible students in any of the school’s other eligible educational programs.

The DOE regulations require that certain educational programs must, among other things, demonstrate a reasonable relationship between the length of the program and entry level requirements for the recognized occupation for which the program prepares the student.  By regulation, the DOE considers the relationship to be reasonable if the number of clock hours provided in the program does not exceed by more than 50 percent the minimum number of clock hours required for training in the recognized occupation for which the program prepares the student, as established by the state in which the program is offered, if the state has established such a requirement, or as established by any federal agency. Our school in question has three programs that the DOE cited in this regard.  The DOE has the authority to approve educational programs of greater length and has approved these programs, and similar programs at other institutions, in the past, including at some of our other schools.  However, the DOE has declined to consider approving these three programs at the school in question on a going forward basis.  We are in the process of requesting the DOE to reconsider its conclusion and permit continued funding of these programs as they are currently designed.

We also have seven other schools that offer one or more educational programs at one or more campuses that exceed the “more than 50 percent” threshold.  The DOE has previously approved each of these educational programs to participate in the Title IV Programs at its current length.  When these schools and their programs are reviewed by the DOE, if the DOE declines to consider continuing to approve some or all of the educational programs that exceed the “more than 50 percent” threshold, then we may be required to stop providing Title IV funds to students in these programs, and would then be required to modify the programs’ current length. The modified programs would be subject to DOE review and approval for Title IV program funds.

There can be no assurance that the DOE will reverse its position on the three programs currently in question, or that programs offered at seven other of the Company’s schools will not be barred from receiving Title IV funds, or, if necessary, that the Company will be able to successfully modify the length of, and receive approval of Title IV funds for, other programs that currently exceed the “more than 50 percent threshold. The loss of authority to provide these Title IV Program funds to students at our schools would have an adverse effect on the results of operations and financial condition of our Schools division.

(5)       SHAREHOLDERS' EQUITY:

On February 18, 2015, the board of directors of Steiner Leisure (the “Board”) approved a new share repurchase plan under which up to $100.0 million of Steiner Leisure common shares can be purchased. In connection with the new repurchase authorization, the repurchase plan approved by the Board in February 2013 was terminated. During the nine months ended September 30, 2015 and 2014, respectively, we purchased approximately 232,000 and 1,165,000 shares, with a value of approximately $10.8 million and $47.3 million, respectively. Of those shares purchased, 5,000 and 23,000 shares for the nine months ended September 30, 2015 and 2014, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

(6)       CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustments
	2015	2014
Accumulated comprehensive loss at beginning of the year	$(2,571)	$(258)
Other comprehensive loss before reclassifications	(722)	(817)
Amounts reclassified from accumulated other comprehensive loss	--	--
Net current-period other comprehensive loss	(722)	(817)
Ending balance	$(3,293)	$(1,075)

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

Information about our segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Spa Operations	$124,089	$120,473	$359,734	$361,786
Products	46,620	52,687	135,994	139,024
Schools	18,073	19,906	56,548	58,620
Ideal Image	47,953	36,986	135,521	114,874
Other	(9,330)	(10,375)	(26,927)	(28,628)
Total	$227,405	$219,677	$660,870	$645,676
Income (loss) from Operations:
Spa Operations	$9,976	$10,158	$29,835	$28,433
Products	4,726	7,692	10,326	13,887
Schools	(30,427)	(44)	(31,016)	(395)
Ideal Image	(384)	(2,476)	(2,311)	(5,129)
Other	(2,554)	(557)	(4,415)	(2,129)
Total	$(18,663)	$14,773	$2,419	$34,667

	September 30,	December 31,
	2015	2014
Identifiable Assets:
Spa Operations	$197,759	$191,218
Products	216,791	199,803
Schools	49,923	99,981
Ideal Image	166,117	147,933
Other	(100,508)	(86,092)
Total	$530,082	$552,843

Included in Spa Operations, Products, Schools and Ideal Image is goodwill of $51.0 million, $23.7 million, $9.9 million and $43.4 million, respectively, as of September 30, 2015 and $51.0 million, $23.7 million, $30.7 million and $43.4 million, respectively, as of December 31, 2014.

Products segment revenues excluding intercompany transactions was $36.9 million and $41.8 million the three months ended September 30, 2015 and 2014, respectively, and $108.0 million and $108.8 million for the nine months ended September 30, 2015 and 2014, respectively.

For the three and nine months ended September 30, 2014 Spa Operations and Products revenues have been adjusted to correct the allocation of certain revenues between those segments.

(8)       GEOGRAPHIC INFORMATION:

Set forth below is information relating to countries in which we have material operations. We are not able to identify the country of origin for the customers to which revenues from our cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
United States	$95,098	$91,902	$287,244	$272,562
United Kingdom	22,124	21,704	57,315	57,690
Not connected to a country	103,913	99,317	296,364	293,955
Other	6,270	6,754	19,947	21,469
Total	$227,405	$219,677	$660,870	$645,676

	September 30,	December 31,
	2015	2014
Property and Equipment, net:
United States	$80,440	$74,781
United Kingdom	8,858	6,088
Not connected to a country	2,392	2,231
Other	11,945	13,409
Total	$103,635	$96,509

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

Through our Schools segment, we own and operate 12 post-secondary schools (comprised of a total of 31 campuses) located in Arizona, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, Pennsylvania, Texas, Utah, Virginia and Washington. These schools offer programs in massage therapy and, in some cases, beauty and skin care, and train and qualify spa professionals for health and beauty positions. Among other things, in conjunction with skin care programs, we train the students at our schools in the use of our Elemis, Bliss and La Thérapie products. We offer full-time programs as well as part-time programs for students who work or who otherwise desire to take classes outside traditional education hours. Revenues from our massage and beauty schools, which consist almost entirely of student tuition payments, are derived to a significant extent from the proceeds of loans issued under the Title IV Programs, authorized by Title IV of the Higher Education Act of 1965 (the “HEA”) and administered by the U.S. Department of Education (the “DOE”). We must comply with a number of regulatory requirements in order to maintain the eligibility of our students and prospective students for loans under these programs. Rules of the DOE, effective July 1, 2011, increased our regulatory compliance obligations, have adversely affected our Schools segment's enrollments and continue to adversely affect our enrollment and our results of operations. During the third quarter of 2015, as a result of current conditions, circumstances, and in connection with Accounting Standards Codification No. 350, Intangibles – Goodwill and Other, we recorded a non-cash impairment charge of $29.5 million and associated income tax benefit of $3.5 million, related to the impairment of goodwill and other indefinite lived intangible assets at our Schools reporting unit.  During 2015, our Schools reporting unit continued to operate in an environment with increased regulatory compliance obligations that continued to adversely affect our enrollments and our overall financial performance.  During the third quarter of 2015, our actual enrollments and overall financial performance at the Schools reporting unit were below our plan, which also adversely affected our projections of future results for this business.  As a result of the decline in recent and forecasted performance of this reporting unit, during the third quarter of 2015, we have reduced our carrying values in certain of our assets as described in the impairment charge discussed above.  These charges are not expected to have any impact on the Company’s cash position or liquidity under our Credit Facility.

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

On August 21, 2015, we entered into a definitive agreement with Catterton, the leading consumer-focused private equity firm, in which an affiliate of Catterton will acquire all of our outstanding shares for $65 per share in cash. The transaction is expected to close in the fourth quarter of 2015 or early in 2016 and is subject to regulatory approvals and the approval of our shareholders.

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

Our critical accounting policies are included in our 2014 Annual Report. We believe that there have been no significant changes during the nine months ended September 30, 2015 to the critical accounting policies disclosed in our 2014 Annual Report except as follows.

During the quarter ended September 30, 2015, the Company voluntarily changed the date of its annual goodwill and indefinite - lived intangible assets impairment testing from the first day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite  - lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change will not be applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Recent Accounting Pronouncements

Refer to Note 3(h) to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Services	70.7%	68.0%	70.7%	69.9%
Products	29.3	32.0	29.3	30.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of services	59.5	57.5	59.1	58.6
Cost of products	19.4	20.3	19.3	20.0
Total cost of revenues	78.9	77.8	78.4	78.6
Gross profit	21.1	22.2	21.6	21.4
Operating expenses:
Administrative	8.9	8.0	8.1	7.3
Salary and payroll taxes	7.4	7.5	8.6	8.8
Impairment of goodwill and other tangibles	13.0	--	4.5	--
Total operating expenses	29.3	15.5	21.2	16.1
(Loss) income from operations	(8.2)	6.7	0.4	5.3
Other income (expense), net:
Interest expense	(0.3)	(0.3)	(0.4)	(0.3)
Other income	0.1	0.1	0.1	0.1
Total other income (expense), net	(0.2)	(0.2)	(0.3)	(0.2)
(Loss) income before (benefit) provision for income taxes	(8.4)	6.5	0.1	5.1
(Benefit) provision for income taxes	(0.7)	1.0	0.2	0.8
Net (loss) income	(7.7)%	5.5%	0.1%	4.3%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

REVENUES

Revenues of our reportable segments for the three months ended September 30, 2015 and 2014, respectively, were as follows (in thousands):

	Three Months Ended September 30,		% Change
Revenue:	2015	2014
Spa Operations	$124,089	$120,473	3.0%
Products	46,620	52,687	(11.5% )
Schools	18,073	19,906	(9.2% )
Ideal Image	47,953	36,986	29.7%
Other	(9,330)	(10,375)	N/A
Total	$227,405	$219,677	3.5%

Total revenues increased approximately 3.5%, or $7.7 million, to $227.4 million in the third quarter of 2015 from $219.7 million in the third quarter of 2014. This increase was attributable to an $11.4 million increase in services revenues offset by a $3.7 million decrease in products revenues.

Spa Operations Revenues. Spa Operations segment revenues increased approximately 3.0%, or $3.6 million, to $124.1 million in the third quarter of 2015 from $120.5 million in the third quarter of 2014. Average weekly revenues for our land-based spas decreased 4.5% to $24,823 in the third quarter of 2015 from $25,998 in the third quarter of 2014. We had an average of 2,619 shipboard staff members in service in the third quarter of 2015, compared to an average of 2,582 shipboard staff members in service in the third quarter of 2014. Revenues per shipboard staff per day increased by 3.1% to $431 in the third quarter of 2015 from $418 in the third quarter of 2014. Average weekly revenues for our shipboard spas increased by 3.4% to $53,032 in the third quarter of 2015 from $51,285 in the third quarter of 2014. The increases in revenues and key performance indicators referenced above were primarily attributable to some strengthening of the economy worldwide, resulting in increased spending by consumers at our spas.

Products Revenues. Products segment revenues decreased approximately 11.5% or $6.1 million to $46.6 million in the third quarter of 2015 from $52.7 million and in the third quarter of 2014. Excluding intercompany products sales, products revenues was $36.9 million in the three months ended September 30, 2015 and $41.8 million for the three months ended September 30, 2014, respectively. This decrease was primarily attributable to week retail sales in North America.

Schools Revenues. Schools segment revenues decreased approximately 9.2%, or $1.8 million to $18.1 million in the third quarter of 2015 from $19.9 million in the third quarter of 2014. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2014, which was the starting point for 2015 enrollments, there were 3,977 students enrolled in our schools, an increase of 258 students compared to the number of students as of December 31, 2013, the starting point for 2014 enrollments. As of September 30, 2015, 4,195 students were enrolled in our schools, compared to 4,645 students enrolled at our schools at September 30, 2014. The decrease in revenues was primarily attributable to the lower number of new enrollments during the nine months ended September 30, 2015.

Ideal Image Revenues. Ideal Image segment revenues increased approximately 29.7%, or $11.0 million to $48.0 million in the third quarter of 2015 from $37.0 million in the third quarter of 2014. The increase in revenues was primarily attributable to the offering of new services during the three months ended September 30, 2015, which services were not offered during the three months ended September 30, 2014.

Cost of Services

Cost of services increased $8.9 million to $135.4 million in the third quarter of 2015 from $126.5 million in the third quarter of 2014. Cost of services as a percentage of services revenues decreased to 84.2% in the third quarter of 2015 from 84.6% in the third quarter of 2014. This decrease was primarily attributable to the improved performance at Ideal Image.

Cost of Products

Cost of products decreased $0.6 million to $44.0 million in the third quarter of 2015 from $44.6 million in the third quarter of 2014. Cost of products as a percentage of products revenue increased to 66.0% in the third quarter of 2015 from 63.4% in the third quarter of 2014. This increase was attributable to the sale of lower margin products in North America.

OPERATING EXPENSES

Operating expenses increased $32.8 million to $66.7 million in the third quarter of 2015 from $33.9 million in the third quarter of 2014. Operating expenses as a percentage of revenues increased to 29.3% in the third quarter of 2015 from 15.5% in the third quarter of 2014. Excluding the impairment charge of $29.5 million, operating expenses would have been $37.2 million and 16.4% of revenues. This increase is primarily attributable to incurring $2.9 million of transaction costs relating to the proposed merger with Catterton.

(LOSS) INCOME FROM OPERATIONS

(Loss) income from operations of our reportable segments for the three months ended September 30, 2015 and 2014, respectively, was as follows (in thousands):

	For the Three Months Ended September 30,		% Change
(Loss) income from Operations:	2015	2014
Spa Operations	$9,976	$10,158	(1.8%	)
Products	4,726	7,692	(38.6%	)
Schools	(30,427)	(44)	(69,052.3%	)
Ideal Image	(384)	(2,476)	84.5%
Other	(2,554)	(557)	N/A
Total	$(18,663)	$14,773	(26.3%	)

The decrease in operating income in the Spa Operations segment was attributable to increased discounting at our land-based spas to offset promotions by our competitors. The decrease in operating income in the Products segment was primarily attributable to increased discounts on our product sales in North America in order to compete with the large number of industry competitors, including those who offer coupon and other discount programs. During the three months ended September 30, 2015, we recorded impairment charges of $29.5 million in our Schools segment. Excluding these charges, operating loss in the Schools segment increased to $0.9 million. The increase in operating loss in the Schools segment was primarily attributable to a lower average student population, which resulted in lower revenues and, commensurately, higher operating loss. The lower average student population was primarily attributable to lower enrollments during the three months ended September 30, 2015. The decrease in operating loss in the Ideal Image segment was primarily attributable to the offering of new services during the three months ended September 30, 2015, which services were not offered during the three months ended September 30, 2014.

Other Income (Expense)

Other income (expense) was unchanged for the three months ended September 30, 2015 and 2014.

 (BENEFIT) Provision for Income Taxes

(Benefit) provision for income taxes decreased $3.9 million to a benefit of $1.7 million in the third quarter of 2015 as compared to a provision for income taxes of $2.2 million in the third quarter of 2014, respectively. During the third quarter of 2015, we recorded a $3.5 million tax benefit related to our impairment charges. Excluding this benefit and related impairment charge, the effective tax rate would have been 17.7% in the third quarter of 2015 compared to 15.1% in the third quarter of 2014. The increase was primarily due to the income earned in jurisdictions where we are required to pay tax representing a higher percentage of our total income earned in the third quarter of 2015 than such income represented in the third quarter of 2014.

NET (LOSS) INCOME

Net loss was $17.5 million in the third quarter of 2015 compared to net income of $12.1 million in the third quarter of 2014. This decrease was primarily attributable to $29.5 million of impairment charges and $2.9 million of transaction costs relating to the proposed merger with Catterton. This decrease was offset by the improved performance in our Ideal Image segment as discussed above and the tax benefit of $3.5 million associated with the impairment charges.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

REVENUES

Revenues of our reportable segments for the nine months ended September 30, 2015 and 2014, respectively, were as follows (in thousands):

	Nine Months Ended September 30,		% Change
Revenue:	2015	2014
Spa Operations	$359,734	$361,786	(0.6%	)
Products	135,994	139,024	(2.2%	)
Schools	56,548	58,620	(3.5%	)
Ideal Image	135,521	114,874	18.0%
Other	(26,927)	(28,628)	N/A
Total	$660,870	$645,676	2.4%

Total revenues increased approximately 2.4%, or $15.2 million, to $660.9 million in the nine months ended September 30, 2015 from $645.7 million in the nine months ended September 30, 2014. This increase was attributable to a $15.9 million increase in services revenues, which was partially offset by a $0.7 million decrease in products revenues.

Spa Operations Revenues. Spa Operations segment revenues decreased approximately 0.6%, or $2.1 million, to $359.7 million in the nine months ended September 30, 2015 from $361.8 million in the nine months ended September 30, 2014. Average weekly revenues for our land-based spas decreased 2.3% to $26,756 in the nine months ended September 30, 2015 from $27,386 in the nine months ended September 30, 2014. We had an average of 2,596 shipboard staff members in service in the nine months ended September 30, 2015, compared to an average of 2,633 shipboard staff members in service in the nine months ended September 30, 2014. Revenues per shipboard staff per day increased by 2.2% to $418 in the nine months ended September 30, 2015 from $409 in the nine months ended September 30, 2014. Average weekly revenues for our shipboard spas increased by 2.2% to $51,802 in the nine months ended September 30, 2015 from $50,679 in the nine months ended September 30, 2014. More than 50% of the decrease in revenues was attributable to the non-renewal of the Celebrity agreement.

Products Revenues. Products segment revenues decreased approximately 2.2% or $3.0 million to $136.0 million in the nine months ended September 30, 2015 from $139.0 million in the nine months ended September 30, 2014. Excluding intercompany products sales, products revenues decreased $0.8 million to $108.0 million for the nine months ended September 30, 2015 from $108.8 million in the nine months ended September 30, 2014. This decrease was primarily attributable to weak retail sales in North America.

Schools Revenues. Schools segment revenues decreased approximately 3.5%, or $2.1 million to $56.5 million in the nine months ended September 30, 2015 from $58.6 million in the nine months ended September 30, 2014. Student population during a period is determined by the number of continuing students that are enrolled as of the beginning of the period combined with the number of new students that first become enrolled during that period, and as reduced by the number of students that graduate or otherwise cease to be enrolled at our schools as of the end of the period. As of December 31, 2014, which was the starting point for 2015 enrollments, there were 3,977 students enrolled in our schools, an increase of 258 students compared to the number of students as of December 31, 2014, the starting point for 2014 enrollments. As of September 30, 2015, 4,195 students were enrolled in our schools, compared to 4,645 students enrolled at our schools at September 30, 2014. The decrease in revenues was primarily attributable to the lower number of new enrollments during the nine months ended September 30, 2015.

Ideal Image Revenues. Ideal Image segment revenues increased approximately 18.0% or $20.6 million to $135.5 million for the nine months ended September 30, 2015 from $114.9 million in the nine months ended September 30, 2014. The increase in revenues was primarily attributable to the offering of new services during the nine months ended September 30, 2015, which services were not offered during the nine months ended September 30, 2014.

Cost of Services

Cost of services increased $12.2 million to $390.7 million in the nine months ended September 30, 2015 from $378.5 million in the nine months ended September 30, 2014, respectively. Cost of services as a percentage of services revenues was 83.7% in the nine months ended September 30, 2015 compared to 83.9% in the nine months ended September 30, 2014. This decrease was primarily attributable to the improved performance of Ideal Image.

Cost of Products

Cost of products decreased $1.0 million to $127.9 million in the nine months ended September 30, 2015 from $128.9 million in the nine months ended September 30, 2014. Cost of products as a percentage of products revenue decreased to 66.0% in the nine months ended September 30, 2015 from 66.2% in the nine months ended September 30, 2014. These decreases were primarily attributable to higher margin products that were sold in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. A substantial amount of these products were sold for the first time to Kohl’s department stores during the nine months ended September 30, 2015.

OPERATING EXPENSES

Operating expenses increased $36.3 million to $139.9 million in the nine months ended September 30, 2015 from $103.6 million in the nine months ended September 30, 2014. Operating expenses as a percentage of revenues was 21.2% in the nine months ended September 30, 2015 and 16.1% in the nine months ended September 30, 2014. Excluding the impairment charge of $29.5 million, operating expenses would have been $110.4 million and 16.7% of revenues. This increase was primarily attributable to the incurrence of $3.1 million of transaction costs relating to the proposed merger with Catterton.

INCOME FROM OPERATIONS

Income from operations of our reportable segments for the nine months ended September 30, 2015 and 2014, respectively, was as follows (in thousands):

	For the Nine Months Ended September 30,		% Change
Income (loss) from Operations:	2015	2014
Spa Operations	$29,835	$28,433	4.9%
Products	10,326	13,887	(25.6%)
Schools	(31,016)	(395)	(7,752.2%)
Ideal Image	(2,311)	(5,129)	54.9%
Other	(4,415)	(2,129)	N/A
Total	$2,419	$34,667	(93.0%)

The increase in operating income in the Spa Operations segment was attributable to cost efficiencies achieved at certain of our spas. The decrease in operating income in the Products segment was primarily attributable to higher costs incurred to sell our products and expand our brands. During 2015, we recorded impairment charges of $29.5 million in our Schools segment. Excluding these charges, operating loss in the Schools segment increased to $1.5 million. The increase in operating loss in the Schools segment was primarily attributable to lower average student population, which resulted in lower revenues and, commensurately, higher operating loss. The lower average student population was primarily attributable to lower enrollments during the nine months ended September 30, 2015. The decrease in operating loss in the Ideal Image segment was primarily attributable to the offering of new services during the nine months ended September 30, 2015, which services were not offered during the nine months ended September 30, 2014.

Other Income (Expense)

Other income (expense) increased due to increased interest expense due to additional draws on our revolving term loan for general corporate purposes.

PROVISION for Income Taxes

Provision for income taxes was $1.2 million in the nine months ended September 30, 2015 and $5.4 million for the nine months ended September 30, 2014, respectively. During 2015, we recorded a $3.5 million tax benefit related to our impairment charges. Excluding this benefit and related impairment charges, the overall effective tax rate would have been 15.7% in the nine months ended September 30, 2015 compared to 16.3% in the nine months ended September 30, 2014. The decrease was primarily due to the income earned in jurisdictions where we are required to pay tax representing a lower percentage of our total income earned in the nine months ended September 30, 2015 than such income represented in the nine months ended September 30, 2014 and due to lower deferred income taxes.

NET (LOSS) INCOME

Net loss was ($0.4 million) in the nine months ended September 30, 2015 compared to net income of $27.8 million in the nine months ended September 30, 2014. This decrease was primarily attributable to $29.5 million of impairment charges and $3.1 million of transaction costs relating to the proposed merger with Catterton. This decrease was offset by our improved performance at the Spa Operations and Ideal Image segments as discussed above and the $3.5 million tax benefit related to the impairment charges.

Liquidity and Capital Resources

Sources and Uses of Cash

During the nine months ended September 30, 2015, net cash provided by operating activities was approximately $58.4 million compared with $16.1 million for the nine months ended September 30, 2014. This change was attributable to increases in a number of working capital changes.

During the nine months ended September 30, 2015, cash used in investing activities was $21.7 million compared with $12.2 million for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in capital expenditures primarily related to equipment purchased for Ideal Image that is used for new services.

During the nine months ended September 30, 2015, cash used in financing activities was $40.7 million compared with $44.3 million for the nine months ended September 30, 2014. This decrease in cash used in financing activities was primarily attributable to fewer purchases of treasury shares partially offset by payments of long-term debt during the nine months ended September 30, 2015 as compared to September 30, 2014.

Steiner Leisure had a working capital deficit of approximately $18.1 million at September 30, 2015, compared to working capital of approximately $7.8 million at December 31, 2014. This change was primarily attributable to the increases in deferred revenues related to our Ideal Image segment and an increase in the current portion of our long-term debt.

In February 2015, our Board of Directors approved a share repurchase plan under which up to $100.0 million of common shares can be purchased, and terminated the prior share repurchase plan. During the nine months ended September 30, 2015 and 2014, respectively, we purchased approximately 232,000 and 1,165,000 shares, with a value of approximately $10.8 million and $47.3 million, respectively. Of those shares purchased, 5,000 and 23,000 shares for the nine months ended September 30, 2015 and 2014, respectively, were surrendered by our employees in connection with the vesting of restricted share units and used by us to satisfy payment of our minimum federal income tax withholding obligations in connection with these vestings. These share purchases were outside of our repurchase plan.

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we are party to various claims and legal proceedings. There have been no material changes with respect to legal proceedings previously reported in our 2014 Annual Report, except as follows:

On November 17, 2014, a former sales consultant brought a putative collective action against Ideal Image Development Corporation, Marlow v. Ideal Image Development Corp., in the U.S. District Court for the Eastern District of Tennessee, alleging violations of the Fair Labor Standards Act. The plaintiff alleged that she and others working as sales consultants were not paid the applicable minimum wage for certain training and travel work and were not paid overtime for hours worked over 40 in a workweek. The complaint sought unspecified damages. The plaintiff brought the action on behalf of herself and others similarly situated across the country. Other individuals joined the lawsuit. The matter went to mediation and the parties reached a settlement in compromise of the claims pursuant to which Ideal Image agreed to pay $780,000, the loss of which was included in Administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2015. The settlement is subject to approval of the court and, accordingly is not yet final. Should such settlement not be so approved, the litigation resume and we be found liable in this matter, the amount that we may be required to pay in connection with such liability could have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors

There were no material changes during the third quarter of 2015 in the risk factors previously disclosed in our 2014 Annual Report, except as follows:

The portion of the risk factor entitled “Government Regulation-Schools,” which was previously disclosed in our 2014 Annual Report, is modified to add the following new disclosure at the end of that risk factor:

October 2015 DOE Letter

In October 2015, the DOE issued a letter approving the renewal application for the eligibility of one of our schools to continue participating in the Title IV Programs, but that letter also prohibited the school from providing Title IV Program funds to any new or re-admitted student in three of the school’s educational programs.  The DOE stated that the school may continue to disburse Title IV funds to qualifying students who are currently enrolled in any of the three educational programs and did not prohibit the school from continuing to disburse Title IV funds to eligible students in any of the school’s other eligible educational programs.

The DOE regulations require that certain educational programs must, among other things, demonstrate a reasonable relationship between the length of the program and entry level requirements for the recognized occupation for which the program prepares the student.  By regulation, the DOE considers the relationship to be reasonable if the number of clock hours provided in the program does not exceed by more than 50 percent the minimum number of clock hours required for training in the recognized occupation for which the program prepares the student, as established by the state in which the program is offered, if the state has established such a requirement, or as established by any federal agency. Our school in question has three programs that the DOE cited in this regard.  The DOE has the authority to approve educational programs of greater length and has approved these programs, and similar programs at other institutions, in the past, including at some of our other schools.  However, the DOE has declined to consider approving these three programs at the school in question on a going forward basis.  We are in the process of requesting the DOE to reconsider its conclusion and permit continued funding of these programs as they are currently designed.

We also have seven other schools that offer one or more educational programs at one or more campuses that exceed the “more than 50 percent” threshold.  The DOE has previously approved each of these educational programs to participate in the Title IV Programs at its current length.  When these schools and their programs are reviewed by the DOE, if the DOE declines to consider continuing to approve some or all of the educational programs that exceed the “more than 50 percent” threshold, then we may be required to stop providing Title IV funds to students in these programs, and would then be required to modify the programs’ current length. The modified programs would be subject to DOE review and approval for Title IV program funds.

There can be no assurance that the DOE will reverse its position on the three programs currently in question, or that programs offered at seven other of the Company’s schools will not be barred from receiving Title IV funds, or, if necessary, that the Company will be able to successfully modify the length of, and receive approval of Title IV funds for, other programs that currently exceed the “more than 50 percent threshold. The loss of authority to provide these Title IV Program funds to students at our schools would have an adverse effect on the results of operations and financial condition of our Schools division.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by Steiner Leisure of our common shares during the three month period ended September 30, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 through July 30, 2015	--	$--	--	$89,405,121
August 1, 2015 through August 31, 2015	--	--	--	89,405,121
September 1, 2015 through September 30, 2015	--	--	--	89,405,121
Total	--	$--	--	$89,405,121

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

Dated: November 9, 2015	STEINER LEISURE LIMITED
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